Form 10-Q
period 2006-06-30
CTC Media, Inc.
filed 2006-07-31
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-52003

CTC MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1869211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pravda Street, 15A
125124 Moscow, Russia
+7-495-785-6333
(Address Including Zip Code, and Telephone Number, Including Area Code,
of Registrant’s Principal Executive Offices)

2711 Centerville Road, Suite 400
Wilmington, DE 19808
302-636-5400
(Name, Address Including Zip Code and Telephone
Number, Including Area Code, of Agent for Service)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer        Accelerated filer        Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes     No

As of July 28, 2006, there were outstanding 151,505,672 shares of the registrant’s common stock, $0.01 par value per share.

CTC MEDIA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the documents incorporated by reference in this quarterly report contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ and ‘‘would,’’ or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other ‘‘forward-looking’’ information. The factors described in the ‘‘Risk Factors’’ section of our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,300	$116,634
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2005 – $287; June 30, 2006-$453)	6,016	13,874
Taxes reclaimable	3,109	4,033
Prepayments	25,886	30,741
Programming rights, net	38,100	42,949
Deferred tax asset	1,310	2,847
Other current assets	790	959
TOTAL CURRENT ASSETS	90,511	212,037
RESTRICTED CASH	105	158
PROPERTY AND EQUIPMENT, net	19,405	23,738
INTANGIBLE ASSETS, net:
Network affiliation agreements	5,333	4,334
Trade names	5,834	5,875
Broadcasting licenses	28,896	45,747
Cable network connections	805	666
Other intangible assets	226	397
Net intangible assets	41,094	57,019
GOODWILL	68,273	70,824
PROGRAMMING RIGHTS, net	28,368	23,957
SUBLICENSING RIGHTS, net	1,836	11,913
INVESTMENTS IN AND ADVANCES TO INVESTEES	8,509	9,176
PREPAYMENTS	10,093	7,905
DEFERRED TAX ASSET	5,322	6,942
OTHER NON-CURRENT ASSETS	181	108
TOTAL ASSETS	$273,697	$423,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,349	$20,807
Accrued liabilities	6,300	7,139
Taxes payable	8,765	9,768
Short-term loans and interest accrued	4,068	4
Deferred revenue	8,171	9,144
Deferred tax liability	1,147	1,920
Other current liabilities	19	262
TOTAL CURRENT LIABILITIES	44,819	49,044
LONG-TERM LOANS	37,188	201
DEFERRED TAX LIABILITY	10,677	14,007
MINORITY INTEREST	1,915	2,244
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock; $0.01 par value; shares authorized 90,000; shares issued and outstanding (December 31, 2005 — 82,951; June 30, 2006-0)	1	0
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2005 — 72,824,800; June 30, 2006-151,505,672)	728	1,515
Additional paid-in capital	210,740	321,345
(Accumulated deficit)/ Retained earnings	(32,371)	24,394
Accumulated other comprehensive income	—	11,027
TOTAL STOCKHOLDERS' EQUITY	179,098	358,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,697	$423,777

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
REVENUES:
Advertising	$55,620	$99,563	$98,308	$176,462
Sublicensing and other revenue	474	3,195	856	5,519
Total operating revenues	56,094	102,758	99,164	181,981
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization of $2,901 and $4,316 for three months and $5,655 and $7,567 for the six months ended June 30, 2005 and 2006, respectively)	(3,184)	(3,986)	(6,247)	(7,657)
Selling, general and administrative (exclusive of depreciation and amortization of $746 and $867 for three months and $1,254 and $1,354 for the six months ended June 30, 2005 and 2006, inclusive of stock based compensation of $221 and $1,036 for three months and $370 and $1,103 for the six months ended June 30, 2005 and 2006, respectively)	(9,280)	(13,606)	(19,346)	(24,067)
Amortization of programming rights	(17,227)	(29,600)	(30,237)	(57,010)
Amortization of sublicensing rights	—	(1,174)	—	(2,049)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,647)	(5,183)	(6,909)	(8,921)
Total operating expenses	(33,338)	(53,549)	(62,739)	(99,704)
OPERATING INCOME	22,756	49,209	36,425	82,277
FOREIGN CURRENCY GAINS (LOSSES)	(701)	242	(754)	1,321
INTEREST INCOME	1,346	282	2,641	325
INTEREST EXPENSE	(2,146)	(607)	(4,664)	(1,773)
GAINS ON SALE OF BUSINESSES	—	782	—	782
OTHER NON-OPERATING LOSSES, net	(111)	(289)	(147)	(80)
EQUITY IN INCOME OF INVESTEE COMPANIES	130	723	280	886
Income before income tax and minority interest	21,274	50,342	33,781	83,738
INCOME TAX EXPENSE	(6,167)	(14,923)	(10,390)	(24,960)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(501)	(1,309)	(883)	(2,013)
NET INCOME	$14,606	$34,110	$22,508	$56,765
Net income attributable to preferred stockholders	$(6,448)	$(11,594)	$(9,948)	$(22,989)
Net income attributable to common stockholders	$8,158	$22,516	$12,560	$33,776
Net income per share attributable to common stockholders – basic	$0.10	$0.24	$0.15	$0.40
Net income per share attributable to common stockholders – diluted	$0.09	$0.23	$0.14	$0.38
Weighted average common shares outstanding – basic	84,350,400	94,080,899	84,178,244	83,846,170
Weighted average common shares outstanding – diluted	159,419,848	151,411,235	158,289,868	148,194,250

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Six months ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,508	$56,765
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	309	(3,629)
Depreciation and amortization	6,909	8,921
Amortization of programming rights	30,237	57,010
Amortization of sublicensing rights	—	2,049
Stock based compensation expense	370	1,103
Gain on disposal of property and equipment	118	(306)
Gains on sale of businesses	—	(782)
Equity in income of unconsolidated investees	(280)	(886)
Income attributable to minority interest	883	2,013
Foreign currency losses (gains)	754	(1,321)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,801)	(6,945)
Prepayments	(9,710)	2,203
Other assets	(793)	(429)
Accounts payable and accrued liabilities	(3,393)	740
Interest accrual	274	(208)
Deferred revenue	7,325	229
Other liabilities	(2,714)	670
Dividends received from equity investees	315	120
Acquisition of programming and sublicensing rights	(46,826)	(63,960)
Net cash provided by operating activities	3,485	53,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,692)	(2,209)
Acquisitions of businesses, net of cash acquired	(100)	(19,543)
Proceeds from sale of businesses, net of cash disposed	76	882
Proceeds from sale of property and equipment	—	606
Other investing activities	(117)	(62)
Net cash used in investing activities	(3,833)	(20,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	—	105,041
Common stock issuance costs	—	(331)
Proceeds from exercise of stock options	158	5,856
Proceeds from loans	—	19,000
Repayments of loans	(7,012)	(60,384)
Decrease (increase) in restricted cash	4	(49)
Dividends paid to minority interest	(797)	(1,735)
Net cash provided by (used in) financing activities	(7,647)	67,398
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(770)	905
Net increase (decrease) in cash and cash equivalents	(8,765)	101,334
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,677	15,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,912	$116,634

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

1.	ORGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, which until August 20, 2004, was named StoryFirst Communications, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by the CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. The CTC and Domashny Television Station Groups (the ‘‘Television Station Groups’’) manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising, on both a national and regional basis. At the national level, this advertising is placed on the Networks through Video International, an advertising sales house (Note 10). Effective January 1, 2006, Video International began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups as well. The Company also generates sublicensing revenue primarily from sales of programming rights.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

The consolidated financial statements which are contained in our final prospectus dated May 31, 2006 and filed with the United States Securities and Exchange Commission (‘‘SEC’’) on June 1, 2006, should be read in conjunction with these unaudited condensed consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

Prior to January 1, 2006, the Company’s functional currency was the US dollar. However, as a result of a change in the contractual arrangement between Video International and advertisers that took place in January 2006, the Company’s 2006 revenue will be primarily denominated in rubles. Accordingly, the Company reevaluated the functional currency criteria under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, and determined that, beginning in 2006, the functional currency of its subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of the Company’s subsidiaries domiciled in Russia on June 30, 2006, were translated into US dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders' equity was translated at the applicable historical rate. Revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

No restatement of comparative numbers was made for the change in functional currency. The change was adopted prospectively beginning January 1, 2006 in accordance with SFAS No. 52.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

Revenue Recognition

The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of sales commissions paid primarily to Video International. The advertising sales commissions amounted to $8,868 and $16,538 for the three months ended June 30, 2005 and 2006, respectively. The advertising sales commissions amounted to $15,913 and $29,327 for the six months ended June 30, 2005 and 2006, respectively.

Effective the first quarter of 2005, the Company entered into new sales agreements with Video International for the Networks. Under these agreements with Video International, the Company paid signing fees in the amount of $9.9 million in May 2005. These signing fees are capitalized (included in prepayments) and expensed ratably over the underlying performance term, which is three years. Signing fees expected to be expensed within one year are classified as current assets.

Sublicensing and other revenue primarily represents revenue the Company earns from sublicensing its rights to programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or sublicensing arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer or is available for immediate delivery, the sublicensing period has commenced and the customer can begin exploitation, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

Programming Rights

Programming rights are stated at historic acquisition cost less accumulated amortization. In accordance with SFAS No. 63, Financial Reporting by Broadcasters, the Company capitalizes expenditures for the acquisition of programming rights.

For foreign and Russian-produced movies, foreign series, and foreign and Russian-produced animation, the Company amortizes the cost of the programming on a straight-line basis over the licensed number of runs consistent with the expected revenue generation pattern. Russian-produced shows which the Company commissions are expensed as aired.

For Russian-produced series and sitcoms, the Company’s previous policy was to amortize the costs of programming on a straight-line basis over the estimated number of runs, generally not more than three runs. Effective July 1, 2005, the Company changed its amortization policy. The policy was changed based on the performance of past runs and expected future revenue generation patterns. After the change, series with twenty episodes or less and sitcoms, irrespective of the number of episodes, are amortized 45% after the first run, 35% after the second run and 20% after the third run when a license provides for three or more runs. When a license provides for two runs, such series and sitcoms are amortized 60% after the first run and 40% after the second run. Series with more than twenty episodes are amortized 60% after the first run, 30% after the second run and 10% after the third run when a license provides for three or more runs. When a license provides for two runs, such series are amortized 70% after the first run and 30% after the second run.

The Company from time to time obtains extensions of licenses for additional runs of successful foreign and Russian series, sitcoms, and movies. Such extensions are treated as a new license and are amortized in accordance with the above policy.

Management reviews the carrying amounts of programming rights on a quarterly basis or more frequently, if necessary. If the carrying amount of any programming right exceeds its expected future

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

revenues, the Company writes down the carrying value to net realizable value. Unamortized programming rights expected to be amortized within one year are classified as current assets.

Sublicensing Rights

Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on our own networks. Sublicensing rights principally consist of production costs, development and pre-production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized sublicensing rights recognized as cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode’s revenues recognized for such period to the television episode’s estimated remaining ultimate revenues. These estimates are revised periodically and losses, if any, are provided in full.

Goodwill and Intangible Assets

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets. Definite-lived intangible assets primarily consist of broadcast licenses and network affiliation agreements, both of which are amortized on a straight-line basis over the estimated useful life of each asset, generally five years. These assets are stated at cost less accumulated amortization. Indefinite-lived intangible assets are comprised of trade names. Goodwill represents the excess of acquisition costs over the fair value of the net assets of acquired businesses. Indefinite-lived intangible assets and goodwill are not subject to amortization but are tested for impairment at least annually.

Income Taxes

The Company uses the liability method of accounting for income taxes required by SFAS No. 109, Accounting for Income Taxes. For interim reporting purposes, the Company also follows the provisions of Accounting Principles Board (‘‘APB’’) Opinion No. 28, Interim Financial Reporting, which requires the Company to account for income taxes based on the Company’s best estimate of the effective tax rate expected to be applicable for the full fiscal year on a current year-to-date basis. The rate so determined is based on the currently enacted tax rates of the Company in the United States and the Company’s subsidiaries in Russia and includes the Company’s best estimate of the annual tax effect of non-deductible expenses, losses of certain subsidiaries, which are not offsettable against profits of other subsidiaries, as well as estimates as to the realization of certain tax assets. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the expected tax benefits of net operating loss carryforwards which are expected to be realized. Additionally, SFAS No. 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include estimates of fair value for stock options and stock appreciation rights issued to employees the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

intangible assets, impairment of goodwill and long-lived assets, estimates of tax contingencies, the determination of our allowances for doubtful accounts receivable and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three and six months ended June 30, 2006, as a result of the change in functional currency described previously in this Note, total comprehensive income included, in addition to net income, the effect of translating the ruble-denominated financial statements of our subsidiaries domiciled in Russia into our reporting currency, in accordance with SFAS No. 52.

Comprehensive income comprises the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income	$14,606	$34,110	$22,508	$56,765
Foreign currency translation adjustment	—	4,714	—	11,027
Comprehensive income	$14,606	$38,824	$22,508	$67,792

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123-R, Share-Based Payment, under the modified prospective method. Under SFAS No. 123-R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income; pro forma disclosures are no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Since the Company had previously accounted for its stock-based compensation plans under the fair value provisions of SFAS No. 123, the Company's adoption did not significantly impact its financial position or our results of operations.

The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as stock-based compensation expense on a straight-line basis over the service period.

Although the Company has an insignificant number of stock options outstanding that were accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, net income as reported in the periods presented equals pro forma net income as determined using the fair value method to determine total stock-based compensation expense since these stock options were fully vested.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

Comparative Figures

Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

New Accounting Pronouncement

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies, and is effective for fiscal years beginning after December 15, 2006. The Company is currently examining FIN 48 to determine whether it will have a material impact on the Company’s financial position, results of operations, or cash flow.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

3.     NET INCOME PER SHARE

Basic net income per share for the three and six months ended June 30, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if-converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the six months ended June 30, 2005 and 2006, was 376,604 and 4,918,556, respectively.

The components of basic and diluted net income per common share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income	$14,606	$34,110	$22,508	$56,765
Net income attributable to preferred stockholders	(6,448)	(11,594)	(9,948)	(22,989)
Net income attributable to common stockholders	$8,158	$22,516	$12,560	$33,776
Weighted average common shares outstanding – basic
Common stock	84,350,400	94,080,899	84,178,244	83,846,170
Dilutive effect of:
Convertible preferred stock	66,671,200	48,443,384	66,671,200	57,070,288
Common stock options	8,398,248	8,886,952	7,440,424	7,277,792
Weighted average common shares outstanding – diluted	159,419,848	151,411,235	158,289,868	148,194,250
Net income per share attributable to common stockholders:
Basic	$0.10	$0.24	$0.15	$0.40
Diluted	$0.09	$0.23	$0.14	$0.38

4.    INVESTMENT TRANSACTIONS

In April 2006, the Company acquired a 51% interest in each of two television stations located in Barnaul for cash consideration of $3,500 each. In April 2006, the Company acquired a 100% interest in one station located in Samara for a total purchase price of $11,500, consisting of $11,124 in cash consideration and $376 in debt assumed. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. As such, the Company assigned $19,714 to broadcasting licenses and $1,818 to property and equipment. The remainder of the purchase price was assigned to other assets acquired and to other liabilities assumed.

In April 2006, the Company sold its 85% interests in two radio stations located in Perm, ZAO Music Radio and OOO Radio Maximum, for total cash consideration of $1,000 and recognized a gain of $782.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

5.	PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2005 and June 30, 2006 comprise the following:

	December 31, 2005	June 30, 2006
Historical cost	$136,283	$173,404
Accumulated amortization	(69,815)	(106,498)
Net book value	$66,468	$66,906
Current portion	38,100	42,949
Non-current portion	28,368	23,957

During the three and six months ended June 30, 2005 and 2006, the Company recognized impairment charges on programming rights of $101 and $193, respectively, and $870 and $1,709, respectively. The impairment charges are included in amortization of programming rights in the accompanying unaudited condensed consolidated statements of income.

6.	SUBLICENSING RIGHTS, NET

	December 31, 2005	June 30, 2006
Released, less amortization	—	$4,048
Completed and not released	—	3,801
In production	$1,836	337
In development or pre-production	—	3,727
Net book value	$1,836	$11,913

The Company expects the entire $4,048 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $6,866 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve month period ending June 30, 2007.

7.	INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2005 and June 30, 2006 comprise the following:

	Useful life, years	December 31, 2005		June 30, 2006
		Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(4,667)	$10,000	$(5,666)
Trade names	indefinite	5,834	—	5,875	—
Broadcasting licenses	5	41,991	(13,095)	65,549	(19,802)
Cable network connections	5	1,626	(821)	1,898	(1,232)
Other intangible assets	5	580	(354)	898	(501)
TOTAL		$60,031	$(18,937)	$84,220	$(27,201)

Amortization expense was $2,522 and $3,936 for the three months ended June 30, 2005 and 2006, respectively. Amortization expense was $4,969 and $6,772 for the six months ended June 30, 2005 and 2006, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

8.	GOODWILL

Goodwill as of December 31, 2005 and June 30, 2006 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2005	$36,538	—	$2,143	$29,592	$68,273
Foreign currency translation adjustment	—	—	214	2,337	2,551
Balance as of June 30, 2006	$36,538	—	$2,357	$31,929	$70,824

9.	STOCKHOLDERS’ EQUITY

Stock Split

On March 2, 2006 a four-for-one stock split was effected with respect to the Company’s common stock. Concurrently with this stock split, the conversion terms of the Class A Senior preferred stock and Super Senior preferred stock were increased to 1:800. All references in the accompanying unaudited condensed consolidated financial statements to share and per share amounts have been retroactively adjusted to reflect these changes.

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with an initial public offering (‘‘IPO’’). Upon closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On June 30, 2006, the Company had a total of 151,505,672 shares outstanding.

Stock-Based Compensation

The Company has granted options and stock appreciation rights to its employees, consultants and member of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 1992 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

The 1997 Stock Option/Stock Issuance Plan

The 1997 Stock Option/Stock Issuance Plan (the ‘‘1997 Plan’’) provides for the issuance of a maximum of 3,460,000 shares of common stock to employees, consultants and members of the Board of Directors. The 1997 Plan consists of two separate equity programs: the option grant program, under which eligible participants may be granted options to purchase shares of common stock; and the stock issuance program, under which eligible participants may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. For both programs, the exercise or purchase price was historically fixed by the Company's Board of Directors and, in the future, will be fixed by the Compensation Committee of the Board of Directors.

Under the option grant program, the option exercise price per share may not be less than 85% of the fair market value per share of common stock on the option grant date for nonqualified options or 100% of fair market value for incentive stock options. If the person to whom the option is granted is a holder of 10% or more of common stock, then the exercise price per share shall not be less than 110% of fair market value per share of common stock on the option grant date.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

Under the stock issuance program, the purchase price per share may not be less than 85% of the fair market value per share of common stock on the issue date. If the person purchasing the common stock is a holder of 10% or more of common stock, then the purchase price per share shall not be less than 110% of fair market value per share of common stock on the issue date.

The maximum term of an option granted under the 1997 Plan may not exceed ten years. The 1997 Plan expires at midnight on May 14, 2007. After its expiration, no further grants can be made under the 1997 Plan but the vesting and effectiveness of options previously granted will remain unaffected.

As of June 30, 2006 there were outstanding options to purchase 868,084 shares of common stock at a weighted average exercise price of $9.97 per share granted under the 1997 Plan's option grant program and issuances of an aggregate of 56,000 shares under the 1997 Plan's stock issuance program. As of June 30, 2006 options to purchase 1,625,524 shares had been exercised under the 1997 Plan at a weighted average exercise price of $1.40 per share.

The 1992 Stock Option Plan

The 1992 Stock Option Plan (the ‘‘1992 Plan’’) provided for the grant of options to purchase a maximum of 5,189,600 shares of common stock to employees, consultants and members of the Board of Directors. The 1992 Plan expired in October 2002. As a result, no further grants can be made under this plan but the vesting and effectiveness of options previously granted are unaffected by the expiration of the 1992 Plan.

As of June 30, 2006 there was an option to purchase 13,600 shares outstanding under the 1992 Plan at an exercise price of $0.70 per share. In addition, as of such date, options to purchase 3,908,800 shares of common stock at a weighted average exercise price of $0.35 per share had been exercised. All options granted under the 1992 Plan were granted at the estimated fair market value of the shares at date of grant as determined by the Company's Board of Directors.

CEO Stock Appreciation Rights

In September 2003, the Company granted to Alexander Rodnyansky, its Chief Executive Officer and the General Director of the CTC Network, stock appreciation rights (‘‘SAR’’) to purchase a total of 9,326,400 shares of common stock. The exercise price applicable to the purchase of 50% of those shares is $1.19 per share and the exercise price for the remaining shares is $1.79 per share. The SAR vested quarterly over a three-year period that commenced on June 30, 2003, subject to the achievement of specified performance criteria prior to the expiration of the option. All of the performance criteria have been achieved and the SAR is fully vested. Upon exercise of the SAR, the Company has the option to settle its obligation by issuing common shares, paying cash, or any combination thereof. As of June 30, 2006, the Company intends to settle the SAR by issuing common shares. In connection with the Company’s IPO, Mr. Rodnyansky partially exercised the SAR with respect to 3,108,800 shares at an exercise price of $1.19 per share. Mr. Rodnyansky sold such shares in the IPO. The SAR expires on September 15, 2013.

Director Stock Options

During 2003, the Company granted options to purchase an aggregate of 3,200,000 shares of common stock to one of its directors and affiliates of two other directors. Two of these grants were made in connection with consulting agreements. The weighted average exercise price of these option grants was $0.91 per share. In connection with these grants, one director and an affiliate of another director agreed to cancel existing options to purchase 2,420,800 shares of common stock at a weighted average exercise

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

price of $3.26 per share. The Company attributed the grant of the options to past services and expensed the $2,704 estimated value of these options in 2003. During 2004, as described above, these options were exercised to purchase 1,876,000 shares of common stock at a weighted average exercise price of $0.63. In July 2005, these options were exercised to purchase a further 1,060,000 shares of common stock at a weighted average purchase price of $1.33 per share. In June 2006, the remaining 264,000 options were exercised in conjunction with the Company’s IPO at a weighted average exercise price of $1.20 per share.

Executive Officer and Management Options

In May 2006, the Company’s board of directors approved the grant of options to purchase an aggregate of 4,918,556 shares of our common stock to executive officers and other members of management upon the closing of the IPO; 410,000 of which were granted under the 1997 plan. The exercise price for these options is $16.95 per share, equal to the average closing sales price per share of the Company’s common stock for the first twenty trading days on the NASDAQ Global Market. These stock options vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date.

The following assumptions were used in the option-pricing model:

Six months ended June 30, 2006
Risk free interest rate	5.24%
Expected option life (years)	5.9
Expected dividend yield	—
Volatility factor	46%
Weighted-average grant date fair value of options (per share)	$8.42

The following table summarizes common stock options and SAR activity for the Company during the six months ended June 30, 2006:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2005	1,773,208	$2.19	9,326,400	$1.49
Granted	4,918,556	16.95	—	—
Exercised	(1,301,524)	1.66	(3,108,800)	1.19
Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding as of June 30, 2006	5,390,240	$15.78	6,217,600	$1.64

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

The following table summarizes information about nonvested common stock options and SAR:

	Common Stock Options		SAR
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2005	509,988	$0.43	1,137,600	$0.31
Granted	4,918,556	8.42	—	—
Vested	(226,929)	4.52	(1,137,600)	0.31
Forfeited	—	—	—	—
Nonvested as of June 30, 2006	5,201,615	$7.81	—	—

The following table summarizes information about exercisable common stock options and SAR as of June 30, 2006:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual term
Exercisable as of June 30, 2006	188,625	$11.17	7.4 years	6,217,600	$1.64	7.2 years

The following table summarizes information about the intrinsic value of our common stock options and SAR as of June 30, 2006 and for the six-month period then ended:

	Common Stock Options	SAR
Total intrinsic value of options/SAR exercised	$16,065	$39,824
Total intrinsic value of options/SAR vested	1,722	19,078
Total intrinsic value of options/SAR outstanding	13,341	103,337
Total intrinsic value of options/SAR exercisable	1,337	103,337

The Company recognized stock-based compensation expense of $221 and $1,036 for the three months ended June 30, 2005 and 2006, respectively, and $370 and $1,103 for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized is $40,524 to be recognized over a weighted average period of 3.46 years.

10.	COMMITMENTS AND CONTINGENCIES

Concentrations

Revenues

National television advertising in Russia is generally not placed directly with channels or networks. Instead, two ‘‘sales houses,’’ Video International and a sales house affiliated with a competitor control the placement of virtually all national television advertising in Russia. The Company has agreements with Video International under which Video International serves as the Company’s exclusive sales house for the placement of national advertising on the Networks. Effective January 1, 2006, Video International also began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

The Company’s agreements with Video International extend through December 2007 and December 2009 for CTC Network and Domashny Network, respectively and 2010 for our Television Station Groups. These agreements are generally terminable upon 180 days’ notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company’s business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

The Company’s revenues sold through Video International account for 74% of total operating revenues of $56,094 in the three months ended June 30, 2005 and 95% of total operating revenues of $102,758 in the three months ended June 30, 2006. The Company’s revenues sold through Video International account for 74% of total operating revenues of $99,164 in the six months ended June 30, 2005 and 96% of total operating revenues of $181,981 in the six months ended June 30, 2006.

Acquisitions of programming rights

The Company’s acquisition of programming rights and sublicensing rights from a single supplier account for 29% and 30% of total programming rights and sublicensing rights acquired in the three months ended June 30, 2005 and 2006. The Company’s acquisition of programming rights and sublicensing rights from a single supplier, accounted for 22% and 29%, respectively, of total programming rights and sublicensing rights acquired in the six months ended June 30, 2005 and 2006.

Tax Matters

The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2005 and June 30, 2006. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively assessed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2005 and June 30, 2006, the Company included accruals for tax contingencies totaling $2,019 and $2,005 as a component of accrued liabilities. The Company has identified possible tax contingences, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2006, management estimates such tax contingencies to be approximately $6.5 million.

Broadcast Licenses

All of the Company’s affiliate television stations, including those that are owned-and-operated, are required to have broadcast and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

The broadcast licenses of affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute ‘‘Russian content’’. Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

Termination Benefits

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in the Television Station Groups, the Company

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

decreased the headcount of the sales and support personnel in the first quarter of 2006, resulting in $638 in severance costs that were accrued and expensed in the fourth quarter of 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of June 30, 2006, all of these accrued severance costs have been paid.

Net Assets Position in Accordance with Statutory Requirements

In accordance with Russian legislation, joint stock companies must maintain a level of equity (net assets) that is greater than the charter capital. In the event that a company's net assets, as determined under Russian accounting legislation, fall below certain minimum levels, specifically below zero, the company can be forced to liquidate.

ZAO New Channel, OAO Teleexpress and some other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

Russian Environment and Current Economic Situation

While there have been improvements in the Russian economic situation, such as an increase in gross domestic product and a reduced rate of inflation, Russia continues economic reforms and development of its legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian economy is largely dependent on these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the government.

Legal and Tax Proceedings

In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

Guarantees and collaterals

In July 2005, CTC Network entered into a $30,000 US-dollar denominated credit line with Alfa Bank. The credit line is secured by 19% of CTC Network’s stock held by CTC Media. The CTC Network repaid this credit line in full in June 2006. This credit line expires on July 29, 2007.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

11. SEGMENT INFORMATION

The Company operates in four business segments — the CTC Network, the Domashny Network, the CTC Television Station Group, and the Domashny Television Station Group. The Company has presented its business segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each business segment, among other performance measures.

	Three months ended June 30, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$39,889	$2,897	$11,520	$1,788	$56,094	$—	$56,094
Operating income	22,101	(1,747)	5,866	(1,327)	24,893	(2,137)	22,756
Total assets	156,184	8,256	31,636	64,816	260,892	48,982	309,874
Capital expenditures	(341)	(102)	(451)	(324)	(1,218)	(18)	(1,236)
Depreciation and amortization	(454)	(104)	(882)	(1,679)	(3,119)	(528)	(3,647)
Amortization of programming rights	(13,556)	(2,923)	(672)	(64)	(17,215)	(12)	(17,227)
Amortization of sublicensing rights	—	—	—	—	—	—	—

	Three months ended June 30,2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$75,518	$4,983	$19,151	$3,239	$102,891	$(133)	$102,758
Operating income	45,008	(1,363)	12,533	(2,001)	54,177	(4,968)	49,209
Total assets	207,236	7,094	70,705	85,152	370,187	53,590	423,777
Capital expenditures	(169)	(25)	(407)	(410)	(1011)	(42)	(1053)
Depreciation and amortization	(272)	(138)	(1,288)	(2,981)	(4,679)	(504)	(5,183)
Amortization of programming rights	(24,701)	(4,156)	(763)	(14)	(29,634)	34	(29,600)
Amortization of sublicensing rights	(1,174)	—	—	—	(1,174)	—	(1,174)

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and six months ended June 30, 2005 and 2006 is unaudited)

	Six months ended June 30, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$72,622	$3,279	$19,904	$3,380	$99,185	$(21)	$99,164
Operating income	39,366	(3,730)	9,219	(3,842)	41,013	(4,588)	36,425
Total assets	156,184	8,256	31,636	64,816	260,892	48,982	309,874
Capital expenditures	(1,414)	(491)	(934)	(697)	(3,536)	(156)	(3,692)
Depreciation and amortization	(672)	(139)	(1,784)	(3,268)	(5,863)	(1,046)	(6,909)
Amortization of programming rights	(24,915)	(3,608)	(1,283)	(322)	(30,128)	(109)	(30,237)
Amortization of sublicensing rights	—	—	—	—	—	—	—

	Six months ended June 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$137,738	$9,294	$30,404	$4,773	$182,209	$(228)	$181,981
Operating income	78,965	(3,077)	18,614	(4,766)	89,736	(7,459)	82,277
Total assets	207,236	7,094	70,705	85,152	370,187	53,590	423,777
Capital expenditures	(374)	(58)	(763)	(1,033)	(2,228)	(55)	(2,283)
Depreciation and amortization	(543)	(266)	(2,287)	(4,801)	(7,897)	(1,024)	(8,921)
Amortization of programming rights	(47,622)	(7,942)	(1,488)	(22)	(57,074)	64	(57,010)
Amortization of sublicensing rights	(2,049)	—	—	—	(2,049)	—	(2,049)

‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within one geographic region — Russia and has substantially all revenues from television advertising.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to our financial condition and results of operations for each of the three and six months ended June 30, 2005, and 2006. This discussion should be read in conjunction with our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006 and our Unaudited Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this quarterly report.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’, Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 310 television stations and local cable operators, including 17 owned-and-operated stations and 19 unmanned repeater transmitters. Domashny’s signal is broadcast by over 170 television stations and local cable operators, including six owned-and-operated stations and five unmanned repeater stations. The signals of CTC and Domashny cover approximately 100 million people and 57 million people in Russia, respectively.

We organize our operations into four business segments: CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group.

•	Networks. Each network is responsible for its broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Both the CTC Network and the Domashny Network generate substantially all of their respective revenues from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

•	Television Station Groups. The CTC Television Station Group manages its 17 owned-and-operated stations and 19 repeater transmitters. The Domashny Station Group manages its six owned-and-operated stations and five repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our networks. Substantially all of our local advertising has been placed through Video International since January 2006.

Key Factors Affecting Our Results of Operations

Our results of operations are affected primarily by the overall demand for television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics and the availability and cost of quality programming.

Overall demand for television advertising in Russia has experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product (‘‘GDP’’), disposable income and consumer spending. Presently, the Russian advertising market is one of the largest and fastest growing in Europe. Despite this rapid growth, however, advertising spending in Russia, both on a per capita basis and as a percentage GDP, remains low by international standards. We believe this indicates that the television advertising market is still relatively under-developed. We intend to capitalize on this growth by strengthening our position as a leading advertising platform for reaching consumers in Russia.

The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

The continued success of our advertising sales depends on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share at the CTC Network by broadcasting attractive entertainment programming, including original Russian series, shows and films as well as popular foreign series, films and animation. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we continue to compete with other television broadcasters for programming content, and to seek to air programming that addresses evolving audience tastes and trends in television broadcasting. Our programming costs have risen substantially in recent years and we expect that they will continue to do so as competition for high-quality Russian and foreign entertainment programming intensifies among Russian television broadcasters, in conjunction with anticipated growth in the Russian television advertising market.

While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through the acquisition or launch of additional networks. In addition, we review opportunities to expand in adjacent Russian speaking markets where we can effectively and efficiently leverage our management and programming resources. Moreover, we from time to time evaluate opportunities in selected media sub-sectors that offer strong growth potential. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. Any such acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Initial Public Offering and Use of Proceeds

On June 1, 2006, we announced the pricing of our initial public offering (‘‘IPO’’) of our common stock at $14.00 per share. Of the 24,709,389 shares sold in the offering, 7,190,680 shares were offered by us and 17,518,709 shares were offered by selling stockholders. Additionally, the underwriters fully exercised on June 6, 2006, an over-allotment option to purchase 719,068 additional shares of common stock from CTC Media and 1,751,871 additional shares of common stock from certain selling stockholders. Our management and executive officers, our directors, the selling stockholders and our other major shareholders have agreed to a lock-up period that is currently expected to end on November 27, 2006.

We received net proceeds of $105.0 million from the sale of shares in the offering and aggregate exercise proceeds of $5.8 million from stock options exercised in connection with the IPO. We incurred approximately $2.1 million in other IPO-related expenses of which approximately $0.6 million was recorded as a reduction of additional paid-in capital and $1.5 million was expensed in the current quarter.

After the closing of the IPO, we had a total of 151,505,672 shares outstanding. Shares of our common stock are now traded on the NASDAQ Global Market under the symbol ‘‘CTCM’’.

As of June 30, 2006, we had approximately $87.6 million of net proceeds remaining after using $2.1 million to repay short-term loans due to Alfa Bank and $1.2 million for various IPO-related expenses.

Television Advertising Sales

In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, two ‘‘sales houses,’’ Video International and NTV Media, control the placement of virtually all national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Our revenues sold through Video International accounted for approximately 71% of our total operating revenues in 2005 and 96% for the six months ended June 30, 2006.

Prior to 2006, local advertising sales at our owned-and-operated stations were generally placed directly by our in-house sales teams. Because of Video International's strength in placing local advertising, beginning on January 1, 2006, we engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Because Video International began placing our local advertising in 2006, we expect revenue sold through Video International to account for substantially all of our advertising revenues in 2006.

Legislation came into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising, reducing maximum advertising time to no more than 15% of total broadcasting time each day, while at the same time stipulating that no more than 20% of advertising time may be allotted for commercial advertising in any given hour. The legislation will further reduce the maximum permissible amount of advertising to no more than 15% per hour effective January 1, 2008. We have responded to these regulatory changes by taking steps to increase the amount of advertising time allocated to the CTC Network by its affiliates and to implement rate increases in response to the decline in airtime available for advertising. Prior to July 1, 2006, 70% of the CTC Network’s advertising time was allocated to the CTC Network and 30% to affiliates, other than in four 30-minute weekday slots and two 30-minutes weekend slots reserved for local programming. Now that the new advertising law is effective, we have re-allocated advertising time between the CTC Network and its affiliates such that, other than in the local programming windows, the CTC Network is allocated 75% of available advertising time and the affiliates are allocated 25% of available advertising time. We have also partnered with Video International, our sales agent, to effectuate rate increases in response to the decline in airtime available for advertising that has resulted from the new law. Video International has successfully negotiated increased average advertising rates of approximately 21% for the CTC Network and 23% for the Domashny Network for the second half of 2006.

The price of television advertising is primarily driven by demand, reflecting the fact that the amount of available television advertising is relatively limited. In general, national television advertising in any particular time slot is sold on the basis of GRPs. Local television advertising, on the other hand, is currently primarily sold by time (in 30 second slots), rather than by GRPs. Video International is seeking to restructure local sales to be sold on a GRP basis in larger Russian cities where audience shares are individually reported. It currently sells a portion of local advertising on the basis of GRPs, primarily in Moscow.

At the network level, where advertisers and advertising agencies purchase advertising on the basis of GRPs, if we fail to achieve the projected audience share for a particular time period, we will have fewer GRPs to sell and, therefore, our advertising revenues will be less than anticipated. On the other hand, if we achieve higher than anticipated audience share for a particular time period, advertisers do not generally compensate us for the over-delivery of GRPs. We therefore seek to adjust the projected GRPs to be delivered for a particular time slot on a rolling monthly basis in an effort to minimize the advertising revenues lost to over-delivery of GRPs when our audience share in that time slot is generally increasing.

Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population — for example, on the basis of ratings among 18-45 year olds. Video International generally places the CTC Network’s advertising on the basis of ratings in CTC’s target audience, the 6-54 demographic, and it generally places the Domashny Network’s advertising on the basis of our ratings in Domashny’s target audience, 25-60 year-old women.

We derive no direct revenues from our independent affiliates. These independent affiliates broadcast our network signal in their local areas in exchange for the right to broadcast local advertising during designated time windows, from which they derive their own revenues. By providing us with a means of expanding our broadcast coverage with limited investment on our part, these independent affiliates help to increase our audience share and ratings, thereby indirectly increasing our national advertising revenues.

Television advertising sales vary over the course of the year. Third quarter revenue, for example, tends to be lower than average because viewership is lower during the summer months. On the other hand, advertising spending generally peaks in the fourth quarter in anticipation of prolonged holidays and because viewership is high due to the cold weather. In 2003, 2004, and 2005, over 35% of our total advertising revenues for each year were generated in the fourth quarter. Although the fourth quarter generally generates higher revenue than other quarters, we believe this seasonality trend will be less pronounced in 2006 due to the effect that the success of our primetime ‘‘hit’’ series Born Not Pretty had on our revenues during the first half of the year. We broadcast the last episode of Born Not Pretty in primetime on July 7, 2006, and do not intend to license or commission additional episodes of this series. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect that we will be able to replace Born Not Pretty with programming that is as successful as this series. As a result, we do not believe that the rate of growth in CTC Network's advertising revenues for the three and six months ended June 30, 2006 as compared to the same periods in 2005 is indicative of the future financial performance of the CTC Network.

We expect that our future growth in advertising revenue will depend primarily on increases in the price of our advertising and to our ability to increase our advertising inventory. At the national level, our ability to increase our advertising inventory depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell. At the local level, the acquisition of additional owned-and-operated stations would provide us with additional local advertising time to sell.

Our Agreements with Video International

We have three agreements with Video International for the placement of our advertising: one with CTC, one with Domashny and one umbrella agreement for both of our Television Station Groups, with sub-agreements for each of our individual owned-and-operated stations that have retained Video International to place their advertising. The agreements with the CTC Network and the Domashny Network run through December 2007 and 2009, respectively. The umbrella agreement for our Television Station Groups runs through December 2010.

We believe that the strength of our business relationship with Video International has grown as our business has grown. As a result, we have recently been able to secure more favorable commercial terms from Video International. From January 1, 2006, we pay Video International a fixed commission of 13% of gross advertising sales placed on the CTC Network. Prior to that, we paid variable commission rates to Video International that averaged 14.1%, 17.9% and 15.5% in 2003, 2004, and 2005, respectively. From the launch of our Domashny Network, we have paid Video International a fixed commission of 12% of gross advertising sales placed on the Domashny Network. The commission rate payable by our Television Station Groups is 15% of gross advertising sales placed on the owned-and-operated stations that have retained Video International to place their advertising. Local advertising sales generally command a higher rate of commission given that local advertising placements do not benefit from the economies of scale available to national sales.

In December 2004 and February 2005, we entered into new agreements in respect of CTC and Domashny Networks, respectively, providing for the fixed commissions described above. In connection with signing those new agreements, we paid Video International a one-time $9.9 million signing fee that we are recording on a straight-line basis from 2005 through 2007 as a reduction in revenues. We account for that signing fee as commission, allocating it to the CTC and Domashny Networks proportionally to their revenues. This increases Video International’s effective average commission rate on CTC’s and Domashny’s gross advertising sales.

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues for the remainder of 2006 and future years will be denominated in rubles as contracts from previous years that were denominated in US dollars have expired. A significant majority of our operating expenses are currently denominated in US dollars, including payments for our Russian and foreign programming. Through June 30, 2006, a significant majority of our salary expense was also denominated in dollars.

In order to mitigate our currency risk exposure, we entered into discussions with Video International. As a result, Video International has agreed that it will seek to further amend its agreements with existing advertisers. These amendments would provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar during any 30-day period fluctuates by more than 15% from the exchange rate on January 1 in the same calendar year, provided that the parties have not otherwise agreed to new advertising rates to reflect such currency fluctuations. We have further agreed with Video International that, in the event that Video International does not enter into such amendments with advertisers and such currency fluctuations do occur, Video International will compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation.

Video International, in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. We do not have any input into the evaluation of the creditworthiness of potential new advertisers. We do, however, bear the credit risk associated with any failure by an advertiser to make payment when due. See ‘‘Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2006 Compared to Consolidated Financial Position at December 31, 2005 — Trade accounts receivable, net of allowance for doubtful accounts.’’

Our agreements with Video International do not contain specific provisions regarding audit procedures. Nevertheless, in practice, we receive copies of all contracts entered into between Video International and advertisers in respect of our network advertising, including agreed pricing terms and we verify the revenues under these agreements based on the contract terms and the advertising spots that we air for the advertisers. We are in the process of implementing a similar monitoring process at the local level, where most advertising sales have been handled by Video International only since the beginning of 2006.

The Video International agreements are terminable upon 180 days’ notice by either party. As compensation for early termination, the terminating party must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date as compensation for termination. In addition, the Video International agreement with our Television Station Groups may be terminated by us without liquidated damages if Video International fails to meet certain mutually agreed, local advertising sales targets by more than 10%, so long as the audience shares of our owned-and-operated stations are not materially below those achieved in the preceding year. These targets have been established only for purposes of these termination provisions, and Video International is not required to meet these targets.

Recent Acquisitions and Disposals

In December 2005, we acquired a 100% interest in a Voronezh station for $1.2 million, consisting of $1.0 million in cash consideration and direct transaction costs of $0.2 million paid to an affiliate of Alfa Group, one of our major shareholders.

In December 2005, we acquired a 50% interest in a Novosibirsk station for $8.2 million, including $0.2 million paid to an affiliate of Alfa Group, one of our major shareholders. This acquisition is accounted for under the equity method.

In April 2006, we acquired a 51% interest in two stations in Barnaul for $3.5 million in cash for each station, as well as a 100% interest in a station in Samara for a purchase price of $11.5 million, consisting of $11.1 million in cash and $0.4 million in assumed debt.

In April 2006, we also sold our 85% interest in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a gain on sale of $0.8 million.

Recent Stock Option Grants

In May 2006, our board of directors approved the grant of options to purchase an aggregate of 4,918,556 shares of our common stock to members of management upon the closing of the IPO. The exercise price for these options is $16.95 per share, equal to the average closing sales price per share of our common stock for the first twenty trading days on the NASDAQ Global Market. These stock options vest on a quarterly basis over three to four-year periods and have a maximum term of ten years from the grant date.

We are expensing the fair value of these options over their vesting periods. The fair value assigned to these options depends on several assumptions such as volatility, expected option term, and the risk free rate as well as the exercise price and the fair market value of our stock on the date of grant. We will recognize approximately $41 million in total compensation costs related to these options over a four-year period. This amount is higher than our earlier estimates primarily due to appreciation in our stock price during the exercise price calculation period. We recognized $1.0 million in stock-based compensation costs in June 2006 and will recognize approximately $3.0 million in stock-based compensation costs in each of the third and fourth quarters of 2006. The compensation costs related to these options is included in our consolidated statement of income as a component of selling, general and administrative expenses and is being recorded on a straight-line basis over the vesting period of each option.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2006 and in our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006 in the section entitled ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’ The preparation of these condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, goodwill and intangible assets, and accounting for income taxes. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no significant changes in our critical accounting policies since filing our final prospectus on May 31, 2006 with the SEC.

Tax provisions and valuation allowance for deferred tax assets

In the course of preparing financial statements in accordance with US GAAP and for tax other than income tax, we record potential tax loss contingency provisions under the guidelines of SFAS No. 5, Accounting for Contingencies. In general, SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably determinable. In addition, we record deferred tax provisions under the guidelines of SFAS No. 109, Accounting for Income Taxes. Significant judgment is required to determine when such provisions should be recorded and, when facts and circumstances change, when such provisions should be released.

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2006 due to ambiguities in and evolution of Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. With respect to certain issues, the risk of ultimately losing in court is more than remote, although we believe that it is not probable. We have also identified possible tax contingencies of up to approximately $6.5 million as of June 30, 2006, for which we have not provided an accrual. Such possible tax contingencies could materialize and require us to pay additional amounts of tax. We cannot guarantee that the amount and timing of an unfavorable resolution of any tax contingency would not have a material adverse effect on our results of operations in a particular period.

We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Consolidated statement of income data

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Advertising	99.2%	96.9%	99.1%	97.0%
Sublicensing and other revenue	0.8	3.1	0.9	3.0
Total operating revenues	100.0	100.0	100.0	100.0
Expenses:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization)	(5.7)	(3.9)	(6.3)	(4.2)
Selling, general and administrative (exclusive of depreciation and amortization, inclusive of stock based compensation)	(16.5)	(13.2)	(19.5)	(13.2)
Amortization of programming rights	(30.7)	(28.8)	(30.5)	(31.3)
Amortization of sublicensing rights	—	(1.1)	—	(1.1)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(6.5)	(5.0)	(7.0)	(4.9)
Total operating expenses	(59.4)	(52.1)	(63.3)	(54.8)
Operating income	40.6	47.9	36.7	45.2
Foreign currency gains (losses)	(1.2)	0.2	(0.8)	0.7
Interest income	2.4	0.3	2.7	0.2
Interest expense	(3.8)	(0.6)	(4.7)	(1.0)
Gains on sale of businesses	—	0.8	—	0.4
Other non-operating losses, net	(0.2)	(0.3)	(0.1)	—
Equity in income of investee companies	0.2	0.7	0.3	0.5
Income before income tax and minority interest	37.9	49.0	34.1	46.0
Income tax expense	(11.0)	(14.5)	(10.5)	(13.7)
Income attributable to minority interest	(0.9)	(1.3)	(0.9)	(1.1)
Net income	26.0%	33.2%	22.7%	31.2%

Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2005 and 2006

Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$39,889	$75,518	$72,622	$137,738
Change period-to-period	—	89.3%	—	89.7%
Domashny Network	2,897	4,983	3,279	9,294
Change period-to-period	—	72.0%	—	183.4%
CTC Television Station Group	11,520	19,151	19,904	30,404
Change period-to-period	—	66.2%	—	52.8%
Domashny Television Station Group	1,788	3,239	3,380	4,773
Change period-to-period	—	81.2%	—	41.2%
Eliminations and other	—	(133)	(21)	(228)
Total	$56,094	$102,758	$99,164	$181,981
Change period-to-period	—	83.2%	—	83.5%

Our total operating revenues grew by approximately 83.2% and 83.5%, respectively, when comparing the three and six month periods under review. This significant revenue growth reflects the continued growth of the Russian television advertising market and the strength of our television networks in delivering their target audiences. During the periods under review, we continued to grow our audience shares, and we believe our revenue growth has outpaced the growth of the Russian television market overall.

Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$39,814	$72,901	$72,382	$133,196
Change period-to-period	—	83.1%	—	84.0%
Domashny Network	2,896	4,982	3,278	9,293
Change period-to-period	—	72.0%	—	183.5%
CTC Television Station Group	11,230	18,807	19,346	29,748
Change period-to-period	—	67.5%	—	53.8%
Domashny Television Station Group	1,387	2,609	2,772	3,662
Change period-to-period	—	88.1%	—	32.1%
Eliminations and other	293	264	530	563
Total	$55,620	$99,563	$98,308	$176,462
Change period-to-period	—	79.0%	—	79.5%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.    Advertising revenues for the CTC Network increased by 83.1% and 84.0%, respectively, when comparing the three and six month periods ended June 30, 2005 and 2006 principally due to the continued growth of television advertising in Russia, which resulted in a significant increase in our advertising rates.

Additionally, our GRPs sold increased by approximately 23% and 28%, respectively, when comparing the three and six month periods. Our audience share for the 4+ demographic increased from 10.3% to

11.7% when comparing the three months ended June 30, 2005 and 2006, and from 9.7% to 11.2% when comparing the six months ended June 30, 2005 and 2006. Our substantial increase in audience share was primarily the result of the success of Born Not Pretty. This series has been the CTC Network's most successful program to date in terms of audience share, generating an average overall primetime audience share of 30.9% and 28.6%, respectively, in the three and six months ended June 30, 2006. This level of average audience share is significantly higher than the average audience share of any other series or sitcom broadcast on the CTC Network. First-run episodes of Born Not Pretty were broadcast through July 7, 2006 and we do not expect to commission any further episodes. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect that we will be able to replace Born Not Pretty with programming that is as successful as this series. As a result, we do not believe that the rate of growth in CTC Network's advertising revenues for three and six months ended June 30, 2006 as compared to the same periods in 2005 is indicative of the future financial performance of the CTC Network.

Domashny Network.    The Domashny Network contributed $5.0 million to our consolidated advertising revenues for the three months ended June 30, 2006 and $9.3 million for the six months ended June 30, 2006. This is equal to 5.0% and 5.3%, respectively, of our consolidated advertising revenues. The Domashny Network was launched on March 6, 2005, so 2006 will be its first full year of operation.

Television Station Groups.    Advertising revenues of the CTC Television Station Group increased from $11.2 million to $18.8 million when comparing the three months ended June 30, 2005 and 2006, and from $19.3 million to $29.7 million when comparing the six months ended June 30, 2005 and 2006. The overall increase in television advertising in Russia is the principal reason for the increase in advertising revenues of the CTC Television Station Group for the periods under review. Revenue at our Moscow CTC owned-and-operated station increased from $6.0 million to $9.3 million when comparing the three months ended June 30, 2005 and 2006, and from $10.0 million to $14.6 million when comparing the six months ended June 30, 2005 and 2006. Additionally, the acquisition and establishment of new CTC consolidated owned-and-operated stations over this period, from 12 at June 30, 2005 to 14 at June 30, 2006, also contributed to the growth of our revenues.

The Domashny Television Station Group contributed $2.6 million and $3.7 million, respectively, to our consolidated advertising revenues during the three and six months ended June 30, 2006, amounting to 2.6% and 2.1%, respectively, of our consolidated advertising revenues. Comparisons of this segment’s operating revenues between the periods are not meaningful as four stations comprising the Domashny Stations Group continued to broadcast under their previous formats until the launch of the Domashny Network on March 6, 2005.

Prior to January 2006, the internal sales teams at our Television Station Groups were responsible for advertising sales, with only limited assistance from local advertising agencies. From January 2006, our Television Station Groups engaged Video International to act as their exclusive sales house for advertising sales. While the transition to using Video International to place local advertising sales resulted in a slight reduction in the growth of advertising revenues at our Television Station Groups in the first quarter of 2006. Now that the initial transition phase is complete, we expect the increased local advertising sales resulting from Video International’s strength in placing local advertising to more than offset the increase in the commissions payable on advertising sales and the decrease in advertising time resulting from the new law.

Sublicensing and other revenues

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$99	$2,603	$279	$4,554
Change period-to-period	—	2,529.3%	—	1,532.3%
Domashny Network	1	1	1	1
Change period-to-period	—	—	—	—
CTC Television Station Group	290	316	558	668
Change period-to-period	—	9.0%	—	19.7%
Domashny Television Station Group	401	668	608	1,111
Change period-to-period	—	66.6%	—	82.7%
Eliminations and other	(317)	(393)	(590)	(815)
Total	$474	$3,195	$856	$5,519
Change period-to-period	—	574.1%	—	544.7%

Networks.    The substantial increase in sublicensing and other revenues at the CTC Network level primarily resulted from the sublicensing of successful programs that we had commissioned, such as Born Not Pretty, to Studio 1+1 in Ukraine. We are currently negotiating an agreement with another major broadcaster in Russia to sell sublicensing rights to certain Russian mini-series originally commissioned by us. If the agreement is consummated, we anticipate our sublicensing revenue to increase significantly in the coming quarters. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Television Station Groups.    Sublicensing and other revenues for the CTC Television Station Group primarily represent fees received for sublicensing and transmission. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. The majority of the Television Station Groups’ sublicensing and other revenues are eliminated in consolidation.

Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(17,788)	$(30,510)	$(33,256)	$(58,773)
Change period-to-period	—	71.5%	—	76.7%
Domashny Network	(4,644)	(6,346)	(7,009)	(12,371)
Change period-to-period	—	36.7%	—	76.5%
CTC Television Station Group	(5,654)	(6,618)	(10,685)	(11,790)
Change period-to-period	—	17.0%	—	10.3%
Domashny Television Station Group	(3,115)	(5,240)	(7,222)	(9,539)
Change period-to-period	—	68.2%	—	32.1%
Eliminations and other	(2,137)	(4,835)	(4,567)	(7,231)
Total operating expenses	$(33,338)	$(53,549)	$(62,739)	$(99,704)
Change period-to-period	—	60.6%	—	58.9%
% of total operating revenues	59.4%	52.1%	63.3%	54.8%

Our total operating expenses as a percentage of operating revenues declined from 59.4% to 52.1% when comparing the three months ended June 30, 2005 and 2006, and from 63.3% to 54.8% when comparing the six months ended June 30, 2005 and 2006. As we pursue our growth strategy, we continue to manage our costs by taking a disciplined approach to expanding our operations. The structure of our networks, which is based on the traditional US broadcasting model, has enabled us to minimize investments in our infrastructure, while seeking to maximize viewing audience.

Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(1,024)	$(1,198)	$(2,154)	$(2,477)
Change period-to-period	—	17.0%	—	15.0%
Domashny Network	(613)	(703)	(953)	(1,397)
Change period-to-period	—	14.6%	—	46.6%
CTC Television Station Group	(989)	(1,165)	(1,954)	(2,274)
Change period-to-period	—	17.8%	—	16.4%
Domashny Television Station Group	(634)	(834)	(1,340)	(1,570)
Change period-to-period	—	31.5%	—	17.2%
Eliminations and other	76	(86)	154	61
Total	$(3,184)	$(3,986)	$(6,247)	$(7,657)
Change period-to-period	—	25.2%	—	22.6%
% of total operating revenues	5.7%	3.9%	6.3%	4.2%

Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks’ engineering, programming and production staff and satellite transmission fees. Although direct operating expense at the CTC Network increased slightly in absolute terms, direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues decreased over the periods under review from 2.6% to 1.6% when comparing the three months ended June 30, 2005 and 2006, and from 3.0% to 1.8% when comparing the six months ended June 30, 2005 and 2006. Although we expect direct operating expenses to increase in absolute terms for this segment for 2006, we expect direct operating expenses of the CTC Network to decrease as a percentage of that segment’s total operating revenues for 2006.

At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues has decreased between the periods under review from 21.2% to 14.1% when comparing the three months ended June 30, 2005 and 2006, and from 29.1% to 15.0% when comparing the six months ended June 30, 2005 and 2006. We expect an increase in direct operating expenses in absolute terms for 2006. However, we expect direct operating expenses as a percentage of total operating revenues at the Domashny Network to decrease for 2006.

Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 8.6% to 6.1% when comparing the three months ended June 30, 2005 and 2006, and from 9.8% to 7.5% when comparing the six months ended June 30, 2005 and 2006. In absolute terms, the increase in direct operating costs at the CTC Television Station Group during the periods under review is primarily due to an increase in transmission fees.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 35.5% to 25.8% when comparing the three months ended June 30, 2005 and 2006, and from 39.6% to 32.9% when comparing the six months ended June 30, 2005 and 2006. Direct operating expenses as a percentage of this segment’s total operating revenues is higher than that of the CTC Television Station Group reflecting the start-up of operations.

For 2006, we expect direct operating expenses at our Television Station Groups to increase in absolute terms as a result of general increases in transmission costs, expenses associated with the addition of new stations and repeaters and, to a lesser extent, increases in salary levels. As a percentage of total operating revenues, however, we expect direct operating expenses at the Television Station Groups to continue to decrease for 2006.

Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our networks by our Television Station Groups for the operation and maintenance of repeater transmitters. Other direct operating expenses also includes costs related to the operation of our radio stations, which are not significant and continue to decline due to the sale of our 85% interest in two radio stations in Perm in April 2006.

Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(2,754)	$(3,165)	$(5,515)	$(6,082)
Change period-to-period	—	14.9%	—	10.3%
Domashny Network	(1,004)	(1,349)	(2,309)	(2,766)
Change period-to-period	—	34.4%	—	19.8%
CTC Television Station Group	(3,111)	(3,402)	(5,664)	(5,741)
Change period-to-period	—	9.4%	—	1.4%
Domashny Television Station Group	(738)	(1,411)	(2,292)	(3,146)
Change period-to-period	—	91.2%	—	37.3%
Eliminations and other	(1,673)	(4,279)	(3,566)	(6,332)
Total	$(9,280)	$(13,606)	$(19,346)	$(24,067)
Change period-to-period	—	46.6%	—	24.4%
% of total operating revenues	16.5%	13.2%	19.5%	13.2%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues decreased from 6.9% to 4.2% when comparing the three month periods ended June 30, 2005 and 2006, and from 7.6% to 4.4% when comparing the six months ended June 30, 2005 and 2006. In absolute terms, this expense increased over the periods under review principally as a result of increased advertising and promotional expenses as we expanded our efforts to promote the CTC Network and, to a lesser extent, as a result of a general increase in salary levels. Advertising and promotional expenses increased from $0.5 million to $0.8 million when comparing the three months ended June 30, 2005 and 2006, and from $1.0 million to $1.4 million when comparing the six months ended June 30, 2005 and 2006. These expenses primarily include the cost of on-air announcements of our programs, outdoor and radio advertising, conferences for our affiliates and advertisers and selected promotional events to increase audience share in targeted cities. The selling, general and administrative expenses of the CTC Network have also increased in the periods under review as a result of a general increase in salaries resulting from competitive and inflationary pressures in Russia. In the three and six months ended June 30, 2006, these salary increases were offset by the reduction in the headcount of our CTC Network sales and support personnel by approximately 30 people as a result of engaging Video International to make local advertising sales. This resulted in a severance charge of $0.2 million which was expensed in the fourth quarter of 2005. For 2006, we expect selling, general and administrative expenses of the CTC Network to increase slightly in absolute terms as a result of increases in advertising and promotional expenses driven by general price inflation in the Russian advertising market but expect that this expense will continue to decrease as a percentage of this segment’s total operating revenues.

Stock-based compensation expense decreased from $0.1 million to $18,000 when comparing the three months ended June 30, 2005 and 2006, and from $0.3 million to $57,000 when comparing the six months ended June 30, 2005 and 2006. Stock-based compensation expense at the CTC Network relates to a stock appreciation right granted to our Chief Executive Officer in 2003. This stock appreciation right became fully vested in the second quarter of 2006 and, hence, this quarter will be the last period in which we record stock-based compensation expense for this award.

Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 34.7% to 27.1% when comparing the three months ended June 30, 2005 and 2006, and from 70.4% to 29.8% when comparing the six months ended June 30, 2005 and 2006. This decrease reflects substantial advertising and promotional expenses incurred in the second quarter of 2005 in connection with launching the network. As we continue to build the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues for 2006.

CTC and Domashny Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues decreased from 27.0% to 17.8% when comparing the three months ended June 30, 2005 and 2006, and from 28.5% to 18.9% when comparing the six months ended June 30, 2005 and 2006. The decrease in this expense as a percentage of this segment's total operating revenues is principally the result of strong revenue growth and the decrease in the headcount of this segment's sales and support personnel, as discussed below.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues increased from 41.3% to 43.6% when comparing the three months ended June 30, 2005 and 2006, and decreased from 67.8% to 65.9% when comparing the six months ended June 30, 2005 and 2006.

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in our Television Station Groups, we decreased the headcount of the sales and support personnel in our Television Station Groups by 170, in the three months ended March 31, 2006, resulting in $0.4 million in severance costs that were expensed in the fourth quarter of 2005. Despite the decrease in sales headcount, we still expect an increase in both our Television Station Group’s selling, general and administrative expense in 2006 as a result of new station acquisitions, increased marketing and promotional expenses and headcount growth outside the sales function. As a percentage of its total operating revenues, however, this expense for both of our Television Station Groups is expected to decrease for 2006.

Eliminations and other.    Other selling, general and administrative expense consists principally of the general and administrative expenses of our corporate headquarters. This expense, excluding stock-based compensation, increased from $1.5 million to $3.4 million when comparing the three months ended June 30, 2005 and 2006, and from $3.4 million to $5.3 million when comparing the six months ended June 30, 2005 and 2006. The increase between the periods under review is generally due to the expansion of our corporate function in order to address the requirements of becoming a publicly traded company. Due to additional headcount and compensation increases, salaries and benefits increased by $0.6 million and $1.2 million, respectively, between the three and six month periods. Additionally, we expensed approximately $1.5 million in IPO-related costs in June 2006. These increases are offset in both periods by a $0.5 million decrease in accounting fees due to the completion of the first phase of our Sarbanes Oxley readiness project in 2005.

Corporate stock-based compensation expense increased from $0.1 million to $1.0 million when comparing the three months ended June 30, 2005 and 2006, and from $0.1 million to $1.0 million when comparing the six months ended on June 30, 2005 and 2006. This increase between the periods under review is due to our recognizing $1.0 million in June 2006 related to the grant of stock options in respect to 4,918,556 shares of our common stock to our executive officers and other management in June 2006 upon the closing of our IPO. We expect general and administrative expenses at the corporate level to increase during 2006 due to the recognition of approximately $3.0 million per quarter in additional stock-based compensation expense as a result of these recently granted options.

We expect our general and administrative expenditures at the corporate level to increase during 2006 and subsequent years due to expenses associated with being a publicly traded company and increased salaries and benefits as we add to our corporate headcount and as competition for qualified personnel intensifies in Russia. Additionally, we have engaged a management consulting firm in the second half of 2006 to advise us on strategic and organizational issues. We estimate that this consulting engagement will result in us incurring approximately $2.5 million in additional general and administrative expenses in the second half of 2006.

Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(13,556)	$(24,701)	$(24,915)	$(47,622)
Change period-to-period	—	82.2%	—	91.1%
Domashny Network	(2,923)	(4,156)	(3,608)	(7,942)
Change period-to-period	—	42.2%	—	120.1%
CTC Television Station Group	(672)	(763)	(1,283)	(1,488)
Change period-to-period	—	13.5%	—	16.0%
Domashny Television Station Group	(64)	(14)	(322)	(22)
Change period-to-period	—	(78.1)%	—	(93.2)%
Other	(12)	34	(109)	64
Total	$(17,227)	$(29,600)	$(30,237)	$(57,010)
Change period-to-period	—	71.8%	—	88.5%
% of total operating revenues	30.7%	28.8%	30.5%	31.3%

CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues decreased from 34.0% to 32.7% when comparing the three months ended June 30, 2005 and 2006, and increased from 34.3% to 34.6% when comparing the six months ended June 30, 2005 and 2006. The increase in amortization of programming rights for the CTC Network over the periods under review in absolute terms was due primarily to general increases in the cost of programming, particularly Russian-produced programming and foreign movies. Effective July 1, 2005, we began amortizing our Russian series and sitcoms on a more accelerated basis, which resulted in an increase in our amortization expense of $2.5 million and $4.4 million during the three and six months ended June 30, 2006 compared to the amount of expense we would have recorded under the previous amortization method. Impairment charges increased from $0.1 million to $0.9 million when comparing the three months ended June 30, 2005 and 2006, and from $0.2 million to $1.7 million when comparing the six months ended June 30, 2005 and 2006. The impairment charges are included in amortization of programming rights in the consolidated statements of income. For 2006, we expect amortization of programming expense at the CTC Network to increase in absolute terms but to remain in line with 2005 as a percentage of the segment’s total operating revenues. However, programming costs continue to escalate in response to intense competition for quality Russian programming.

Domashny Network.    Amortization of programming rights decreased from 100.9% to 83.4% when comparing the three month periods ending June 30, 2005 and 2006, and from 110.0% to 85.5% when comparing the six month periods ending June 30, 2005 and 2006. As 2005 was the first year of operation of Domashny Network, we used programming to build audience share to attract viewers to the new product and to recruit new affiliates. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2006, as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than will be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming is limited and we therefore expect amortization of programming expense at our Television Station Groups to decrease as a percentage of their respective operating revenues in the near term.

Amortization of sublicensing rights

We recognized $1.2 million and $2.0 million, respectively, in amortization of sublicensing rights in our CTC Network segment during the three and six months ended June 30, 2006. We did not recognize any amortization of sublicensing rights during the first six months of 2005. In the second half of 2005, we began to sublicense successful programs that we had commissioned for the CTC Network, such as Born Not Pretty, to Studio 1+1 in Ukraine. As a result of the increase in sublicensing activity at the CTC Network, we are now presenting the amortization of sublicensing rights separately from our amortization of programming rights. We are currently negotiating an agreement with another major broadcaster in Russia to sublicense certain Russian mini-series originally commissioned by us. If the agreement is consummated, we anticipate our amortization of sublicensing rights will increase significantly. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(454)	$(272)	$(672)	$(543)
Change period-to-period	—	(40.1)%	—	(19.2)%
Domashny Network	(104)	(138)	(139)	(266)
Change period-to-period	—	32.7%	—	91.4%
CTC Television Station Group	(882)	(1,288)	(1,784)	(2,287)
Change period-to-period	—	46.0%	—	28.2%
Domashny Television Station Group	(1,679)	(2,981)	(3,268)	(4,801)
Change period-to-period	—	77.5%	—	46.9%
Other	(528)	(504)	(1,046)	(1,024)
Total	$(3,647)	$(5,183)	$(6,909)	$(8,921)
Change period-to-period	—	42.1%	—	29.1%
% of total operating revenues	6.5%	5.0%	7.0%	4.9%

Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights and sublicensing rights, principally broadcast licenses, network affiliation agreements and cable network connections.

Networks.    At the network level, the depreciation of broadcasting equipment, computer hardware and office furniture represents the principal component of this expense. We expect depreciation and amortization expense of both our networks to remain relatively constant in absolute terms for 2006 compared with 2005.

CTC Television Station Group.    As a percentage of this segment’s operating revenues, depreciation and amortization expense decreased from 7.7% to 6.7% when comparing the three months ended June 30, 2005 and 2006, and from 9.0% to 7.5% when comparing the six months ended June 30, 2005 and 2006. For 2006, we expect total depreciation and amortization expense of the CTC Television Station Group to increase in absolute terms as we amortize intangible assets in connection with the acquisitions of new stations, but to decrease as a percentage of this segment’s operating revenues.

Domashny Television Station Group.    Depreciation and amortization expense decreased from 93.9% to 92.0% when comparing the three months ended June 30, 2006 and 2005, and increased from 96.7% to 100.6% when comparing the six months ended June 30, 2006 and 2005. The principal component of this segment’s depreciation and amortization expense relates to the acquisition in the third quarter of 2004 of majority interests in the four television stations that we acquired to launch the Domashny Network. In connection with this transaction, we allocated $28.2 million to the acquired intangible assets based on their relative fair values. For 2006, we expect the depreciation and amortization expense of the Domashny Television Station Group to increase slightly in absolute terms due to recent acquisitions but to decrease as a percentage of this segment’s operating revenues

Other.    Other depreciation and amortization consists primarily of the depreciation and amortization expense of $0.5 million and $1.0 million recorded in each three- and six-month period under review, respectively, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network.

Foreign currency gains (losses)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Foreign currency gains (losses)	$(701)	$242	$(754)	$1,321
Change period-to-period	—	(134.5)%	—	(275.2%)

Effective January 1, 2006, the functional currency of our Russian subsidiaries changed to the ruble from the US dollar, but we retained the US dollar as our reporting currency. In 2006, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities.

Prior to January 1, 2006, the gains and losses from the measurement of monetary assets and liabilities that were not denominated in dollars were credited or charged to our consolidated statements of income. During the three and six months ended June 30, 2005, the ruble generally depreciated against the dollar and, as a result, we recorded foreign currency losses.

Interest income

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Interest income	$1,346	$282	$2,641	$325
Change period-to-period	—	(79.0)%	—	(87.7)%

Our interest income consists of interest earned on our bank accounts. From September 2003 through July 2005, a substantial portion of our interest income was attributable to interest earned on a blocked account with a balance of $35.9 million of restricted cash that served as collateral for a loan of the same amount from Raiffeisen Zentralbank to the CTC Network. We entered into this loan arrangement so that we could deduct the interest payments for Russian tax purposes. The blocked account was released in July 2005 when we repaid the loan, and the loan agreement was terminated in February 2006. During the three and six months ended June 30, 2006 our interest income primarily represents approximately one month’s interest income on our IPO proceeds received in early June.

Interest expense

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Interest expense	$(2,146)	$(607)	$(4,664)	$(1,773)
Change period-to-period	—	(71.7)%	—	(62.0)%

During the three and six months ended June 30, 2005 we incurred interest expense on loans extended by Alfa Bank and Raiffeisen Zentralbank. Our interest expense decreased by 71.7% and 62.0%, respectively, when comparing the three and six months ended June 30, 2005 and 2006 as a result of the full repayment of our loan with Raiffeisen Zentralbank in the third quarter of 2005 and our loans with Alfa Bank in the second quarter of 2006.

Gain on sale of businesses

In April 2006, we sold our 85% interests in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a $0.8 million gain on the sale.

Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Equity in income of investee companies	$130	$723	$280	$886
Change period-to-period	—	456.2%	—	216.4%

Equity in income of investee companies primarily consists of income attributable to our interest in the Kazan station in our CTC Television Station Group, over which we do not have effective control and which we account for under the equity method, and our newly acquired Novosibirsk station beginning in December 2005. Under the equity method, we record our interest in these stations’ results of operations as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it.

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Income tax expense	$(6,167)	$(14,923)	$(10,390)	$(24,960)
Change period-to-period	—	142.0%	—	140.2%

Our effective tax rate increased from approximately 29% to approximately 30% when comparing the three months ended June 30, 2005 and 2006, and decreased from approximately 31% to approximately 30% when comparing the six-month periods ended June 30, 2005 and 2006. The increase in the effective tax rate when comparing the three-month periods ended June 30, 2005 and 2006 is primarily due to the revision of our projected annual effective tax rate in the second quarter of 2005. We decreased our projected annual effective tax rate in the second quarter of 2005 since our start-up entity losses (principally related to the Domashny Network and Television Station Group), which are not off-settable for tax purposes, were less than anticipated. The decrease in our effective tax rate when comparing the six-month periods ended June 30, 2005 and 2006 continues to reflect decreases in both non-offsettable losses and non-deductible expenses as a percentage of income before tax.

We anticipate that our effective tax rate will increase during the second half of 2006 as we recognize increased non-deductible stock-based compensation expense in our US entity due to the grant of stock options to members of management upon the closing of the IPO. We are unable to deduct stock-based compensation expense for option grants to employees who are not US residents.

Income attributable to minority interest

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Income attributable to minority interest	$(501)	$(1,309)	$(883)	$(2,013)
Change period-to-period	—	161.3%	—	128.0%

Minority interest represents the share of net income of each of our consolidated owned-and-operated stations that is not wholly owned and that is therefore attributable to the minority stockholders of these companies. Income attributable to minority interest increased over the periods under review in line with the increases in profitability of our consolidated owned-and-operated stations comprising our CTC Television Station Group.

Other comprehensive income

Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method, resulting in translation adjustments of $4.7 million and $11.0 million to our consolidated financial statements that were recorded as other comprehensive income for the three and six months ended June 30, 2006.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at June 30, 2006 Compared to Consolidated Financial Position at December 31, 2005

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $6.0 million to $13.9 million from December 31, 2005 to June 30, 2006. Historically, we generally sold our local advertising slots on a pre-paid basis. Beginning in January 2006, Video International began to place substantially all of our local advertising sales. In placing our local advertising, Video International extends credit to certain advertisers on our local stations, primarily national advertisers that also advertise locally on our Moscow and St. Petersburg stations. We bear the credit risk if an advertiser fails to pay Video International for spots aired on our networks. As a result, we have applied our existing credit policy to these accounts receivable and established what we believe to be an appropriate reserve to offset what we view as an increased credit risk.

Broadcasting licenses

The number of broadcasting licenses increased from December 31, 2005 to June 30, 2006 due to the acquisition of three owned-and-operated stations during the three months ended June 30, 2006. See ‘‘Recent Acquisitions and Disposals.’’

Sublicensing rights

Sublicensing rights as shown on our balance sheet increased from December 31, 2005 to June 30, 2006 primarily due to a reclassification of programming costs in the current quarter given our expectation that we will sublicense certain Russian mini-series originally commissioned by us.

Short-term and long-term loans

Short-term and long-term loans decreased significantly from December 31, 2005 to June 30, 2006 due to our full repayment of both our line of credit and the term loan that were outstanding with Alfa Bank on December 31, 2005.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations, loans from Alfa Bank, the private placement of equity and our recent IPO. At June 30, 2006, we had $116.6 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Six months ended June30,
	2005	2006
	(in thousands)
Net cash provided by operating activities:	$3,485	$53,357
Net cash used in investing activities:	(3,833)	(20,326)
Net cash provided by (used in) financing activities:	(7,647)	67,398

Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased significantly for the six months ended June 30, 2006 as compared to the same period in 2005 principally because of the substantial increase in advertising revenues at the CTC Network over these periods, from $72.9 million for the six months ended June 30, 2005 to $133.2 million for the six months ended June 30, 2006. We do not believe that the rate of growth in the CTC Network's advertising revenues for the six months ended June 30, 2006 as compared to the same period in 2005 is indicative of the future financial performance of the CTC Network. See ‘‘— Comparison of Consolidated Results of Operations for the Three and Six Months Ended June 30, 2005 and 2006 — Advertising revenues.’’

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming rights. Our cash expenditure for the acquisition of sublicensing and programming rights was $46.8 million during the six months ended June 30, 2005 and $64.0 million during the same period in 2006, exceeding our programming rights amortization expense in each of these periods. Programming rights and sublicensing rights amortization was $30.2 million during the six months ended June 30, 2005 and $59.1 million during the six months ended June 30, 2006. We expect that in 2006, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms, but that the difference between cash expenditure and amortization of programming rights will decrease.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases and establishment of new owned-and-operated stations and loans to stations. In the first half of 2006, we paid an additional $1.8 million in connection with the completion of the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In the first half of 2006, we also paid $7.0 million for the acquisition of a 51% interest in each of two television stations in Barnaul and $11.1 million for the acquisition of a 100% interest in one station located in Samara. We also received $1.0 million from the sale of our 85% interests in two radio stations located in Perm in April 2006. During the six months ended June 30, 2006, we spent $2.2 million on capital expenditures, primarily the purchase of broadcasting, transmission and video editing equipment and office and computer equipment.

Cash from financing activities increased significantly between the periods primarily due to the receipt of $105.0 million in net proceeds from our IPO in early June and $5.9 million from the exercise of stock options during the first six months of 2006. During the first six months of 2005, we repaid $7.0 million of borrowings due to Alfa Bank. During the six months ended June 30, 2006, we borrowed $19 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60 million during the first six months of 2006 to fully repay our Alfa Bank borrowings. As of June 30, 2006, we had only $0.2 million in borrowings outstanding, consisting primarily of a promissory note due in 2012 that was recorded as a contingent liability in the acquisition of one of our regional stations.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

Off-balance sheet transactions

From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

This discussion should be read in conjunction with the contractual obligations section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006, including the table in that section setting forth our contractual obligations as of December 31, 2005.

As of December 31, 2005, we had debt obligations of $49.2 million consisting of a line of credit with a $4 million outstanding principal balance and a term loan with a $37 million outstanding principal balance, plus estimated interest payments. During the six months ended June 30, 2006, we fully repaid both our line of credit and the term loan that were outstanding with Alfa Bank on December 31, 2005. The term loan was cancelled after repayment, but the line of credit remains available until it expires in July 2007. This $30 million US-dollar denominated credit line with Alfa Bank is secured by a pledge of 19% of the CTC Network’s stock.

As of December 31, 2005, we had long-term commitments for the acquisition of programming rights of $69.3 million. As a result of subsequent acquisitions of programming rights, as of June 30, 2006 we had long-term commitments for the acquisition of programming rights of $77.9 million. Of this total amount, $49.1 million is due in 2006, $27.8 million is due in 2007 and $1.0 million is due in 2008. While many of these contracts are for periods of approximately one year, a number of these contracts, including some of the largest contracts, cover periods of up to five years. We generally do not have the option to terminate our programming agreements early.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies and is effective for fiscal years beginning after December 15, 2006. We are currently examining FIN 48 to determine whether it will have a material impact on our financial position, results of operations, or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. We do not use financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk because the market for these types of financial instruments in Russia is not well developed and the costs of these instruments is relatively high. We do not hold or issue derivatives or other financial instruments for trading purposes.

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues for the remainder of 2006 and future years will be denominated in rubles as contracts from previous years that were denominated in US dollars have expired. A significant majority of our operating expenses are currently denominated in US dollars, including payments for our Russian and foreign programming. Through June 30, 2006, a significant majority of our salary expense was also denominated in dollars.

In order to mitigate our currency risk exposure, we are implementing specific measures to minimize the impact of changes in the value of the ruble relative to the US dollar. For example, effective July 2006, we switched the denomination of the salaries of most of our employees from dollars to rubles. We are also presently in the process of shifting the denomination of a significant portion of our Russian programming costs and certain other operating expenses from dollars to rubles. In addition, we agreed with Video International that it will seek to further amend its agreements with existing advertisers. These amendments would provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar during any 30-day period fluctuates by more than 15% from the exchange rate on January 1 in the same calendar year, provided that the parties have not otherwise agreed to new advertising rates to reflect such currency fluctuations. We have further agreed with Video International that, in the event that Video International does not enter into such amendments with advertisers and such currency fluctuations do occur, Video International will compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation.

Despite these steps, we can provide no assurance that these measures will adequately protect us from the impact of currency fluctuations. A significant depreciation of the ruble against the US dollar will have a material adverse effect on our results of operations.

In prior periods, we were exposed to exchange rate risk from our ruble-denominated cash and cash equivalent accounts. However, effective January 1, 2006 we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are no longer included in our consolidated statements of income, but are instead included as part of other comprehensive income. Therefore, by holding all ruble-denominated cash balances in our Russian-domiciled subsidiaries, we eliminated the impact of a devaluation of the ruble on net income.

The ruble is non-convertible outside Russia. Our ability to convert rubles into other currencies in Russia is subject to rules that restrict the purposes for which conversion and the payment of foreign currencies are allowed. These restrictions have not generally impeded our ability to convert rubles into dollars nor do we expect these restrictions, as currently in effect, to do so in the foreseeable future. Both houses of the Russian parliament have recently approved changes to the Law ‘‘On monetary regulation and control’’ that would remove limitations on currency operations, most importantly requirements to reserve ruble amounts in special accounts when investing in certain Russian assets. President Putin has not yet signed the bill into law. If adopted, we anticipate that the changes will positively impact our operations by making currency conversion more efficient in Russia.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.    There was no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ in our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006, which could materially affect our business, financial condition or future results. The risks described in our final prospectus are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended June 30, 2006:

(i) We offered to certain of our employees stock options to purchase an aggregate of 4,918,556 shares of common stock at an exercise price of $16.95 per share, which price is equal to the average closing sales price per share of our common stock for the first twenty trading days on the NASDAQ Global Market conditional upon the closing of our IPO; and

(ii) We issued an aggregate of 4,393,524 shares of common stock to current and former employees and directors upon the exercise by them of options and stock appreciation rights at a weighted average exercise price of $1.33. The shares issued upon such exercise were sold in our IPO.

The offer of stock options and the issuance of the common stock upon exercise of options and stock appreciation rights described above were made in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

(b) Use of Proceeds

We registered shares of our common stock in connection with our IPO under the Securities Act. Our registration statement on Form S-1 (Reg No. 333-132228) in connection with our IPO was declared effective by the SEC on May 31, 2006. The offering commenced as of May 31, 2006 and has since terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 7,909,748 shares of our common stock were registered and sold in the IPO by us and an additional 19,270,580 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $14.00 per share. The aggregate gross purchase price of the offering was $380.5 million.

The managing underwriters of the offering were Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. We and the selling stockholders paid the underwriters $19.6 million in underwriting discounts. We incurred approximately $2.1 million in other IPO-related expenses consisting of, among other things, legal, accounting and printing expenses.

Of the $105 million of net IPO proceeds to us, we have used $22 million to repay short-term loans from Alfa Bank and $1.2 million for various IPO-related expenses.

Item 6. Exhibits

Exhibit Number		Description
10	.19.1	Supplementary Agreement #TC-113/0606 dated as of June 28, 2006 to the Advertising Sales Agreement (Agreement #TC-3/0100) dated as of December 31, 2000, as amended December 21, 2004 by and between CTC and CJSC TSV (VI) (English translation)
10	.20.1	Supplementary Agreement #EM-133/0606 dated as of June 28, 2006 to the Advertising Sales Agreement (Agreement # EM-22/0205 dated as of February 24, 2005 by and between Domashny and CJSC Ad Media (VI) (English translation)
10	.21.1*	Supplementary Agreement dated as of May 16, 2006 to the Advertising Sales Agreement dated as of January 30, 2006, by and between CTC Media, VI and VI Trend (English translation)
10	.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky
10	.45++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Vladimir Khanumyan
10	.46++	Stock Option Agreement dated as of July 12, 2006 between CTC Media and Nilesh Lakhani
10	.47++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Incentive Stock Option) and related Stock Option Agreement
10	.48++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Non-Statutory Option) and related Stock Option Agreement
10	.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ Nilesh Lakhani
Nilesh Lakhani Chief Financial Officer Date: July 31, 2006

CTC MEDIA, INC.
By:	/s/ John Dowdy
John Dowdy Chief Accounting Officer Date: July 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.19.1	Supplementary Agreement #TC-113/0606 dated as of June 28, 2006 to the Advertising Sales Agreement (Agreement #TC-3/0100) dated as of December 31, 2000, as amended December 21, 2004 by and between CTC and CJSC TSV (VI) (English translation)
10.20.1	Supplementary Agreement #EM-133/0606 dated as of June 28, 2006 to the Advertising Sales Agreement (Agreement # EM-22/0205 dated as of February 24, 2005 by and between Domashny and CJSC Ad Media (VI) (English translation)
10.21.1*	Supplementary Agreement dated as of May 16, 2006 to the Advertising Sales Agreement dated as of January 30, 2006, by and between CTC Media, VI and VI Trend (English translation)
10.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky
10.45++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Vladimir Khanumyan
10.46++	Stock Option Agreement dated as of July 12, 2006 between CTC Media and Nilesh Lakhani
10.47++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Incentive Stock Option) and related Stock Option Agreement
10.48++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Non-Statutory Option) and related Stock Option Agreement
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.