Form 10-Q
period 2006-09-30
CTC Media, Inc.
filed 2006-10-31
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, there were outstanding 151,505,672 shares of the registrant’s common stock, $0.01 par value per share.

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,300	$139,471
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2005 – $287; September 30, 2006-$502)	6,016	8,129
Taxes reclaimable	3,109	7,047
Prepayments	25,886	41,625
Programming rights, net	38,100	44,337
Deferred tax asset	1,310	4,671
Other current assets	790	1,457
TOTAL CURRENT ASSETS	90,511	246,737
RESTRICTED CASH	105	112
PROPERTY AND EQUIPMENT, net	19,405	23,187
INTANGIBLE ASSETS, net:
Network affiliation agreements	5,333	3,834
Trade names	5,834	5,885
Broadcasting licenses	28,896	44,434
Cable network connections	805	539
Other intangible assets	226	360
Net intangible assets	41,094	55,052
GOODWILL	68,273	71,204
PROGRAMMING RIGHTS, net	28,368	20,872
SUBLICENSING RIGHTS, net	1,836	9,658
INVESTMENTS IN AND ADVANCES TO INVESTEES	8,509	9,024
PREPAYMENTS	10,093	6,700
DEFERRED TAX ASSET	5,322	7,560
OTHER NON-CURRENT ASSETS	181	233
TOTAL ASSETS	$273,697	$450,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,349	$26,201
Accrued liabilities	6,300	8,789
Taxes payable	8,765	9,098
Short-term loans and interest accrued	4,068	4
Deferred revenue	8,171	14,542
Deferred tax liability	1,147	2,331
Other current liabilities	19	35
TOTAL CURRENT LIABILITIES	44,819	61,000
LONG-TERM LOANS	37,188	203
DEFERRED TAX LIABILITY	10,677	14,477
MINORITY INTEREST	1,915	2,519
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock; $0.01 par value; shares authorized 90,000; shares issued and outstanding (December 31, 2005 — 82,951; September 30, 2006-0)	1	—
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2005 — 72,824,800; September 30, 2006-151,505,672)	728	1,515
Additional paid-in capital	210,740	324,361
(Accumulated deficit)/ Retained earnings	(32,371)	32,839
Accumulated other comprehensive income	—	13,425
TOTAL STOCKHOLDERS' EQUITY	179,098	372,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,697	$450,339

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
REVENUES:
Advertising	$46,888	$69,438	$145,196	$245,901
Sublicensing and other revenue	1,096	1,481	1,952	7,000
Total operating revenues	47,984	70,919	147,148	252,901
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization of $3,199 and $4,807 for three months and $9,854 and $12,375 for the nine months ended September 30, 2005 and 2006, respectively)	(3,107)	(3,892)	(9,354)	(11,550)
Selling, general and administrative (exclusive of depreciation and amortization of $310 and $518 for three months and $1,564 and $1,872 for the nine months ended September 30, 2005 and 2006, inclusive of stock based compensation of $132 and $3,016 for three months and $502 and $4,119 for the nine months ended September 30, 2005 and 2006, respectively)	(10,308)	(16,892)	(29,654)	(40,959)
Amortization of programming rights	(24,815)	(30,116)	(55,052)	(87,126)
Amortization of sublicensing rights	(248)	(997)	(248)	(3,046)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,509)	(5,326)	(10,418)	(14,247)
Total operating expenses	(41,987)	(57,223)	(104,726)	(156,928)
OPERATING INCOME	5,997	13,696	42,422	95,973
FOREIGN CURRENCY GAINS (LOSSES)	65	254	(689)	1,575
INTEREST INCOME	406	1,316	3,047	1,641
INTEREST EXPENSE	(1,963)	—	(6,627)	(1,773)
GAINS ON SALE OF BUSINESSES	—	—	—	782
OTHER NON-OPERATING INCOME (LOSSES), net	72	(32)	(75)	(111)
EQUITY IN INCOME OF INVESTEE COMPANIES	119	274	399	1,161
Income before income tax and minority interest	4,696	15,508	38,477	99,248
INCOME TAX EXPENSE	(2,345)	(6,304)	(12,735)	(31,264)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(466)	(761)	(1,349)	(2,774)
NET INCOME	$1,885	8,443	$24,393	$65,210
Net income attributable to preferred stockholders	$(877)	$—	$(10,967)	$(17,116)
Net income attributable to common stockholders	$1,008	$8,443	$13,426	$48,094
Net income per share attributable to common stockholders – basic	$0.01	$0.06	$0.16	$0.45
Net income per share attributable to common stockholders – diluted	$0.01	$0.05	$0.16	$0.43
Weighted average common shares outstanding – basic	76,332,592	151,505,672	81,534,288	106,549,359
Weighted average common shares outstanding – diluted	151,208,427	157,604,899	156,226,972	151,388,942

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Nine months ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,393	$65,210
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(2,389)	(6,544)
Depreciation and amortization	10,418	14,247
Amortization of programming rights	55,052	87,126
Amortization of sublicensing rights	248	3,046
Stock based compensation expense	502	4,119
Gain on disposal of property and equipment	—	(327)
Write-down of property and investments	118	—
Gains on sale of businesses	—	(782)
Equity in income of unconsolidated investees	(399)	(1,161)
Income attributable to minority interest	1,349	2,774
Foreign currency losses (gains)	689	(1,575)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,823)	(279)
Prepayments	(9,040)	714
Other assets	(1,722)	(2,244)
Accounts payable and accrued liabilities	(5,590)	824
Interest accrual	205	(164)
Deferred revenue	11,374	5,524
Other liabilities	(1,242)	(249)
Dividends received from equity investees	362	123
Acquisition of programming and sublicensing rights	(69,485)	(93,062)
Net cash provided by operating activities	12,020	77,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(4,352)	(2,856)
Acquisitions of businesses, net of cash acquired	(100)	(19,924)
Proceeds from sale of businesses, net of cash disposed	—	882
Proceeds from sale of property and equipment	151	683
Other investing activities	(232)	(97)
Net cash used in investing activities	(4,533)	(21,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	—	105,041
Common stock issuance costs	—	(395)
Proceeds from exercise of stock options	158	5,856
Repurchase of stock	(53,955)	—
Proceeds from loans	65,000	19,000
Repayments of loans	(61,412)	(60,384)
Decrease (increase) in restricted cash	35,904	(3)
Dividends paid to minority interest	(1,120)	(2,317)
Net cash provided by (used in) financing activities	(15,425)	66,798
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(727)	1,365
Net increase (decrease) in cash and cash equivalents	(8,665)	124,171
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,677	15,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,012	$139,471

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

1.	ORGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by the CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. The CTC and Domashny Television Station Groups (the ‘‘Television Station Groups’’) manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising, on both a national and regional basis. At the national level, this advertising is placed on the Networks through Video International, an advertising sales house (Note 10). Effective January 1, 2006, Video International began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups as well. The Company also generates sublicensing revenue primarily from sales of programming rights.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Foreign Currency Translation

Prior to January 1, 2006, the Company’s functional currency was the US dollar. However, as a result of a change in the contractual arrangement between Video International and advertisers that took place in January 2006, the Company’s 2006 revenue will be primarily denominated in rubles. Accordingly, the Company reevaluated the functional currency criteria under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, and determined that, beginning in 2006, the functional currency of its subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of the Company’s subsidiaries domiciled in Russia on September 30, 2006, were translated into US dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders' equity was translated at the applicable historical rate. Revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

No restatement of comparative numbers was made for the change in functional currency. The change was adopted prospectively beginning January 1, 2006 in accordance with SFAS No. 52.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

Revenue Recognition

The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of sales commissions paid to Video International. The advertising sales commissions amounted to $7,467 and $11,645 for the three months ended September 30, 2005 and 2006, respectively. The advertising sales commissions amounted to $23,380 and $40,971 for the nine months ended September 30, 2005 and 2006, respectively.

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

Sublicensing and other revenue primarily represent revenue the Company earns from sublicensing its rights to programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or sublicensing arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the sublicensing period has commenced and the customer can begin exploitation, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

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

Management reviews the carrying amounts of programming rights on a quarterly basis or more frequently, if necessary. If the carrying amount of any programming right exceeds its expected future revenues, the Company writes down the carrying value to net realizable value. Unamortized programming rights expected to be amortized within one year are classified as current assets.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

Sublicensing Rights

Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on our own networks. Sublicensing rights principally consist of production costs, development and format costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized sublicensing rights recognized as cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode’s revenues recognized for such period to the television episode’s estimated remaining ultimate revenues. These estimates are revised periodically and losses, if any, are provided in full.

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

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include estimates of fair value for stock options and stock appreciation rights issued to employees, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill and long-lived assets, estimates of tax contingencies, the determination of our allowances for doubtful accounts receivable and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the three and nine months ended September 30, 2006, as a result of the change in functional currency described previously in this Note, total comprehensive income included, in addition to net income, the effect of translating the ruble-denominated financial statements of our subsidiaries domiciled in Russia into our reporting currency, in accordance with SFAS No. 52.

Comprehensive income comprises the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income	$1,885	$8,443	$24,393	$65,210
Foreign currency translation adjustment	—	2,398	—	13,425
Comprehensive income	$1,885	$10,841	$24,393	$78,635

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

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

Comparative Figures

Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

New Accounting Pronouncement

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies, and is effective for fiscal years beginning after December 15, 2006. The Company is currently examining FIN No. 48 to determine whether it will have a material impact on the Company’s financial position, results of operations, or cash flow.

Fair Value Measurements

On September 15, 2006 the FASB issued FASB Statement No. 157 (SFAS No. 157), Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

3.	NET INCOME PER SHARE

Basic net income per share for the three and nine months ended September 30, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if-converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the nine months ended September 30, 2005 and 2006, was nil and 4,968,556, respectively.

The components of basic and diluted net income per common share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income	$1,885	$8,443	$24,393	$65,210
Net income attributable to preferred stockholders	(877)		(10,967)	(17,116)
Net income attributable to common stockholders	$1,008	$8,443	$13,426	$48,094
Weighted average common shares outstanding – basic
Common stock	76,332,592	151,505,672	81,534,288	106,549,359
Dilutive effect of:
Convertible preferred stock	66,455,268		66,598,400	37,920,457
Common stock options	8,420,567	6,099,227	8,094,284	6,919,126
Weighted average common shares outstanding – diluted	151,208,427	157,604,899	156,226,972	151,388,942
Net income per share attributable to common stockholders:
Basic	$0.01	$0.06	$0.16	$0.45
Diluted	$0.01	$0.05	$0.16	$0.43

4.	INVESTMENT TRANSACTIONS

In April 2006, the Company acquired a 51% interest in each of two television stations located in Barnaul for cash consideration of $3,500 each. In April 2006, the Company acquired a 100% interest in one station located in Samara for a total purchase price of $11,500, consisting of $11,124 in cash consideration and $376 in debt assumed. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $21,311 to broadcasting licenses and $1,536 to property and equipment. The remainder of the purchase price was assigned to other assets acquired and to other liabilities assumed.

In April 2006, the Company sold its 85% interests in two radio stations located in Perm, ZAO Music Radio and OOO Radio Maximum, for total cash consideration of $1,000 and recognized a gain of $782.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

5.	PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2005 and September 30, 2006 comprise the following:

	December 31, 2005	September 30, 2006
Historical cost	$136,283	$190,095
Accumulated amortization	(69,815)	(124,886)
Net book value	$66,468	$65,209
Current portion	38,100	44,337
Non-current portion	28,368	20,872

During the three and nine months ended September 30, 2005 and 2006, the Company recognized impairment charges on programming rights of $4,407 and $4,600 during the three and nine months ended September 30, 2005 and $1,401 and $3,110, during the three and nine months ended September 30, 2006. The impairment charges are included in amortization of programming rights in the accompanying unaudited condensed consolidated statements of income.

6.	SUBLICENSING RIGHTS, NET

	December 31, 2005	September 30, 2006
Released, less amortization	—	$6,458
Completed and not released	—	1,341
In production	$1,836	661
In development or pre-production	—	1,198
Net book value	$1,836	$9,658

The Company expects the entire $6,458 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $6,052 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve-month period ending September 30, 2007.

The Company recognized impairment charges on sublicensing rights of $0 during the three and nine months ended September 30, 2005 and $233 during both of three and nine months ended September 30, 2006. The impairment charges are included in amortization of sublicensing rights in the accompanying unaudited condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

7.	INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2005 and September 30, 2006 comprise the following:

	Useful life, years	December 31, 2005		September 30, 2006
		Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(4,667)	$10,000	$(6,166)
Trade names	indefinite	5,834	—	5,885	—
Broadcasting licenses	5	41,991	(13,095)	67,889	(23,455)
Cable network connections	5	1,626	(821)	1,924	(1,385)
Other intangible assets	5	580	(354)	931	(571)
TOTAL		$60,031	$(18,937)	86,629	$(31,577)

Amortization expense was $3,158 and $4,135 for the three months ended September 30, 2005 and 2006, respectively. Amortization expense was $8,127 and $10,907 for the nine months ended September 30, 2005 and 2006, respectively.

8.	GOODWILL

Goodwill as of December 31, 2005 and September 30, 2006 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2005	$36,538	—	$2,143	$29,592	$68,273
Foreign currency translation adjustment	—	—	238	2,694	2,931
Balance as of September 30, 2006	$36,538	—	$2,381	$32,286	$71,204

9.	STOCKHOLDERS’ EQUITY

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

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with an initial public offering (‘‘IPO’’). Upon closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On September 30, 2006, the Company had a total of 151,505,672 shares outstanding.

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

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

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

As of September 30, 2006 there were outstanding options to purchase 918,084 shares of common stock at a weighted average exercise price of $10.60 per share granted under the 1997 Plan's option grant program and issuances of an aggregate of 56,000 shares under the 1997 Plan's stock issuance program. As of September 30, 2006 options to purchase 1,625,524 shares had been exercised under the 1997 Plan at a weighted average exercise price of $1.40 per share.

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

As of September 30, 2006 there was an option to purchase 13,600 shares outstanding under the 1992 Plan at an exercise price of $0.70 per share. In addition, as of such date, options to purchase 3,908,800 shares of common stock at a weighted average exercise price of $0.35 per share had been exercised. All options granted under the 1992 Plan were granted at the estimated fair market value of the shares at date of grant as determined by the Company's Board of Directors.

CEO Stock Appreciation Rights

In September 2003, the Company granted to Alexander Rodnyansky, its Chief Executive Officer and the General Director of the CTC Network, stock appreciation rights (‘‘SAR’’) to purchase a total of 9,326,400 shares of common stock. The exercise price applicable to the purchase of 50% of those shares is $1.19 per share and the exercise price for the remaining shares is $1.79 per share. The SAR vested quarterly over a three-year period that commenced on June 30, 2003, and is fully vested. Upon exercise

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

of the SAR, the Company has the option to settle its obligation by issuing common shares, paying cash, or any combination thereof. As of September 30, 2006, the Company intends to settle the SAR by issuing common shares. In connection with the Company’s IPO, Mr. Rodnyansky partially exercised the SAR with respect to 3,108,800 shares at an exercise price of $1.19 per share and sold such shares in the IPO. The SAR expires on September 15, 2013.

Director Stock Options

During 2003, the Company granted options to purchase an aggregate of 3,200,000 shares of common stock to one of its directors and affiliates of two other directors. Two of these grants were made in connection with consulting agreements. The weighted average exercise price of these option grants was $0.91 per share. In connection with these grants, one director and an affiliate of another director agreed to cancel existing options to purchase 2,420,800 shares of common stock at a weighted average exercise price of $3.26 per share. The Company attributed the grant of the options to past services and expensed the $2,704 estimated value of these options in 2003. During 2004, as described above, these options were exercised to purchase 1,876,000 shares of common stock at a weighted average exercise price of $0.63. In July 2005, these options were exercised to purchase a further 1,060,000 shares of common stock at a weighted average purchase price of $1.33 per share. In June 2006, the remaining 264,000 options were exercised in conjunction with the Company’s IPO at a weighted average exercise price of $1.20 per share.

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

In September 2006, the Company’s board of directors approved the grant of options to purchase an aggregate of 50,000 shares of our common stock to another member of management under the 1997 plan. The exercise price for these options is $21.53 per share, equal to the closing sales price per share on the date of grant. These stock options vest on a quarterly basis over four years and have a maximum term of ten years from the grant date.

The following assumptions were used in the option-pricing model:

	May 2006	September 2006
Risk free interest rate	5.24%	4.75%
Expected option life (years)	5.9	6.0
Expected dividend yield	—	—
Volatility factor	46%	46%
Weighted-average grant date fair value of options (per share)	$8.42	$10.95

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

The following table summarizes common stock options and SAR activity for the Company during the nine months ended September 30, 2006:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2005	1,773,208	$2.19	9,326,400	$1.49
Granted	4,968,556	17.00	—	—
Exercised	(1,301,524)	1.66	(3,108,800)	1.19
Cancelled	—	—	—	—
Expired	—	—	—	—
Outstanding as of September 30, 2006	5,440,240	$15.84	6,217,600	$1.64

The following table summarizes information about nonvested common stock options and SAR:

	Common Stock Options		SAR
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2005	509,988	$0.43	1,137,600	$0.31
Granted	4,968,556	8.45	—	—
Vested	(634,153)	6.33	(1,137,600)	0.31
Forfeited	—	—	—	—
Nonvested as of September 30, 2006	4,844,391	$7.88	—	—

The following table summarizes information about exercisable common stock options and SAR as of September 30, 2006:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual term
Exercisable as of September 30, 2006	595,849	$13.93	8.8 years	6,217,600	$1.64	7.0 years

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

The following table summarizes information about the intrinsic value of our common stock options and SAR as of September 30, 2006 and for the nine-month period then ended:

	Common Stock Options	SAR
Total intrinsic value of options/SAR exercised	$16,065	$39,824
Total intrinsic value of options/SAR vested	5,525	23,673
Total intrinsic value of options/SAR outstanding	35,156	128,456
Total intrinsic value of options/SAR exercisable	4,986	128,456

The Company recognized stock-based compensation expense of $132 and $3,016 for the three months ended September 30, 2005 and 2006, respectively, and $502 and $4,119 for the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, the total compensation cost related to unvested awards not yet recognized is $38,056 to be recognized over a weighted average period of 3.17 years.

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

The Company’s revenues sold through Video International account for 71% of total operating revenues of $47,984 in the three months ended September 30, 2005 and 97% of total operating revenues of $70,919 in the three months ended September 30, 2006. The Company’s revenues sold through Video International account for 73% of total operating revenues of $147,148 in the nine months ended September 30, 2005 and 96% of total operating revenues of $252,901 in the nine months ended September 30, 2006.

Acquisitions of programming rights

The Company’s acquisition of programming rights and sublicensing rights from its single largest supplier account for 10% and 6% of total programming rights and sublicensing rights acquired in the three months ended September 30, 2005 and 2006. The Company’s acquisition of programming rights and sublicensing rights from its single largest supplier in the nine months ended September 30, 2005 and 2006, accounted for 17% and 23%, respectively, of total programming rights and sublicensing rights acquired.

Tax Matters

The Company's policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2005 and September 30, 2006. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively assessed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2005 and September 30, 2006, the Company included accruals for tax contingencies totaling $2,019 and $2,025 as a component of accrued liabilities. The Company has identified possible tax contingences, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2006, management estimates such tax contingencies to be approximately $6.5 million.

Broadcast Licenses

All of the Company’s affiliate television stations, including those that are owned-and-operated, are required to have broadcast and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

The broadcast licenses of affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute ‘‘Russian content’’. Governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content.’’ If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

Termination Benefits

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in the Television Station Groups, the Company decreased the headcount of the sales and support personnel in the first quarter of 2006, resulting in $638 in severance costs that were accrued and expensed in the fourth quarter of 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of September 30, 2006, all of these accrued severance costs have been paid.

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

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

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

The Company’s wholly-owned subsidiary, ZAO CTC Network, is engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $400 at current exchange rates relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, the Company filed a lawsuit disputing the claim. While the Company intends to defend its position vigorously, if the courts were to rule in favor of the tax inspectorate, it is possible that the tax inspectorate could also claim significant late payment interest. The Company does not consider an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

Guarantees and collaterals

In July 2005, CTC Network entered into a $30,000 US-dollar denominated credit line with Alfa Bank. The credit line is secured by 19% of CTC Network’s stock held by CTC Media. The CTC Network repaid this credit line in full in June 2006. This credit line was terminated in October 2006.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

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

	Three months ended September 30, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$33,329	$2,369	$10,732	$1,638	$48,068	$(84)	$47,984
Operating income	6,790	(1,796)	4,224	(1,420)	7,798	(1,801)	5,997
Total assets	179,250	6,958	33,690	64,036	283,934	(7,069)	276,865
Capital expenditures	(158)	(50)	(310)	(217)	(735)	(105)	(840)
Depreciation and amortization	(220)	(115)	(1,106)	(1,538)	(2,979)	(530)	(3,509)
Amortization of programming rights	(21,629)	(2,452)	(668)	(79)	(24,828)	13	(24,815)
Amortization of sublicensing rights	(248)	—	—	—	(248)	—	(248)

	Three months ended September 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$49,714	$4,197	$14,850	$2,619	$71,380	$(461)	$70,919
Operating income	18,205	(2,083)	6,486	(2,502)	20,106	(6,410)	13,696
Total assets	229,084	9,317	66,806	77,898	383,105	67,234	450,339
Capital expenditures	(235)	21	(256)	(194)	(664)	(18)	(682)
Depreciation and amortization	(273)	(138)	(1,318)	(3,080)	(4,809)	(517)	(5,326)
Amortization of programming rights	(25,558)	(4,021)	(565)	(8)	(30,152)	36	(30,116)
Amortization of sublicensing rights	(997)	—	—	—	(997)	—	(997)

	Nine months ended September 30, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$105,951	$5,650	$30,634	$5,015	$147,250	$(102)	$147,148
Operating income	46,158	(5,526)	13,443	(5,265)	48,810	(6,388)	42,422
Total assets	179,250	6,958	33,690	64,036	283,934	(7,069)	276,865
Capital expenditures	(1,572)	(541)	(1,244)	(914)	(4,271)	(261)	(4,532)
Depreciation and amortization	(892)	(255)	(2,888)	(4,806)	(8,841)	(1,577)	(10,418)
Amortization of programming rights	(46,542)	(6,060)	(1,951)	(401)	(54,954)	(98)	(55,052)
Amortization of sublicensing rights	(248)	—	—	—	(248)	—	(248)

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(Information pertaining to the three and nine months ended September 30, 2005 and 2006 is unaudited)

	Nine months ended September 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$187,451	$13,490	$45,254	$7,392	$253,587	$(686)	$252,901
Operating income	97,171	(5,162)	25,103	(7,270)	109,842	(13,869)	95,973
Total assets	229,084	9,317	66,806	77,898	383,105	67,234	450,339
Capital expenditures	(609)	(37)	(1,019)	(1,227)	(2,892)	(73)	(2,965)
Depreciation and amortization	(816)	(404)	(3,605)	(7,881)	(12,706)	(1,541)	(14,247)
Amortization of programming rights	(73,180)	(11,963)	(2,053)	(31)	(87,227)	101	(87,126)
Amortization of sublicensing rights	(3,046)	—	—	—	(3,046)	—	(3,046)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis relates to our financial condition and results of operations for each of the three and nine months ended September 30, 2005 and 2006. This discussion should be read in conjunction with our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006 and our Unaudited Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this quarterly report.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’, Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 320 television stations and local cable operators, including 17 owned-and-operated stations and 19 unmanned repeater transmitters. Domashny’s signal is broadcast by over 190 television stations and local cable operators, including six owned-and-operated stations and seven unmanned repeater stations. The signals of CTC and Domashny cover approximately 100 million people and 57 million people in Russia, respectively.

We organize our operations into four business segments: CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group.

•	Networks. Each network is responsible for its broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Both the CTC Network and the Domashny Network generate substantially all of their respective revenues from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

•	Television Station Groups. The CTC Television Station Group manages its 17 owned-and-operated stations and 19 repeater transmitters. The Domashny Station Group manages its six owned-and-operated stations and seven repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our networks. Substantially all of our local advertising has been placed through Video International since January 2006.

Key Factors Affecting Our Results of Operations

Our results of operations are affected primarily by the overall demand for television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming.

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

We received net proceeds of $105.0 million from the sale of shares in the offering and aggregate exercise proceeds of $5.8 million from stock options exercised in connection with the IPO. We incurred approximately $2.1 million in other IPO-related expenses of which approximately $0.6 million was recorded as a reduction of additional paid-in capital and $1.5 million was expensed in the second quarter.

After the closing of the IPO, we had a total of 151,505,672 shares outstanding. Shares of our common stock are now traded on the NASDAQ Global Market under the symbol ‘‘CTCM’’.

As of September 30, 2006, we had approximately $86.5 million of net proceeds remaining after using $22.0 million to repay short-term loans due to Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

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

The price of television advertising is primarily driven by demand, reflecting the fact that the amount of available television advertising is relatively limited. In general, national television advertising in any particular time slot is sold on the basis of gross rating points (‘‘GRPs’’), which refers to a particular measure of the population that has been watching a given broadcaster during a given 30-second time slot. Local television advertising, on the other hand, is currently primarily sold by time (in 30 second slots), rather than by GRPs. Video International is seeking to restructure local sales to be sold on a GRP basis in larger Russian cities where audience shares are individually reported. It currently sells a portion of local advertising on the basis of GRPs, primarily in Moscow and St. Petersburg.

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

Television advertising sales vary over the course of the year. Third quarter revenue, for example, tends to be lower than average because viewership is lower during the summer months. On the other hand, advertising spending generally peaks in the fourth quarter in anticipation of prolonged holidays and because viewership is higher due to the cold weather. In 2003, 2004, and 2005, over 35% of our total advertising revenues for each year were generated in the fourth quarter. Although the fourth quarter generally generates higher revenue than other quarters, we believe this seasonality trend will be less pronounced in 2006 due to the effect that the success of our primetime ‘‘hit’’ series Born Not Pretty had on our revenues during the first half of the year. We broadcast the first episode of Born Not Pretty in primetime in September 2005 and we broadcast the last episode in July 2006. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect our current primetime programming to be as successful as Born Not Pretty. As a result, we do not believe that the rate of growth in CTC Network's advertising revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 is indicative of the future financial performance of the CTC Network.

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

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues for the remainder of 2006 and future years will be denominated in rubles as contracts from previous years that were denominated in US dollars have expired. A significant portion of our operating expenses are currently denominated in US dollars, including payments for our Russian and foreign programming. Through June 30, 2006, a significant majority of our salary expense was also denominated in dollars.

In order to mitigate our currency risk exposure, Video International has agreed that it will seek to further amend its agreements with existing advertisers. These amendments would provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar during any 30-day period fluctuates by more than 15% from the exchange rate on January 1 in the same calendar year, provided that the parties have not otherwise agreed to new advertising rates to reflect such currency fluctuations. We have further agreed with Video International that, in the event that Video International does not enter into such amendments with advertisers and such currency fluctuations do occur, Video International will compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation.

Video International, in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. We do not have any input into the evaluation of the creditworthiness of potential new advertisers. We do, however, bear the credit risk associated with any failure by an advertiser to make payment when due. See ‘‘Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2006 Compared to Consolidated Financial Position at December 31, 2005 — Trade accounts receivable, net of allowance for doubtful accounts.’’

We receive copies of all contracts entered into between Video International and advertisers in respect of our network advertising, including agreed pricing terms and we verify the revenues under these agreements based on the contract terms and the advertising spots that we air for the advertisers. We are in the process of implementing a similar monitoring process at the local level, where most advertising sales have been handled by Video International only since the beginning of 2006. Although our agreements with Video International do not contain specific provisions regarding audit procedures, this monitoring process enables us to verify revenues and related data reported by Video International.

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

Office Lease

In Moscow, we own our corporate headquarters building and lease one additional facility for our Moscow-based subsidiaries. In order to accommodate future growth and to increase the efficiency of our operations, we are actively negotiating a long-term lease for space that would permit us to relocate all of our Moscow personnel and facilities into one building. We anticipate that the lease of this space would result in a significant increase in our facilities-based expenses.

Recent Stock Option Grants

In May 2006, our board of directors approved the grant of options to members of management to purchase an aggregate of 4,918,556 shares of our common stock upon the closing of the IPO. The exercise price for these options is $16.95 per share, equal to the average closing sales price per share of our common stock for the first twenty trading days on the NASDAQ Global Market. These stock options vest on a quarterly basis over three to four-year periods and have a maximum term of ten years from the grant date.

In September 2006, our board of directors approved the grant of options to another member of management to purchase an aggregate of 50,000 shares of our common stock. The exercise price for these options is $21.53 per share, equal to the closing sales price per share on the date of grant. These stock options vest on a quarterly basis over four years and have a maximum term of ten years from the grant date.

We are expensing the fair value of these options over their vesting periods. The fair value assigned to these options depends on several assumptions such as volatility, expected option term, and the risk free rate as well as the exercise price and the fair market value of our stock on the date of grant. We will recognize approximately $42.0 million in total compensation costs related to these options over a four-year period.

To date, we have recognized approximately $4.1 million in total stock-based compensation costs. Assuming no additional stock options grants or forfeitures in the fourth quarter of 2006, our total stock-based compensation costs for 2006 will be approximately $7.2 million. The compensation costs related to these options is included in our unaudited condensed consolidated statement of income as a component of selling, general and administrative expenses and is being recorded on a straight-line basis over the vesting period of each option.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2006 and in our final prospectus dated May 31, 2006 and filed with the SEC on June 1, 2006 in the section entitled ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations.’’ The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, goodwill and intangible assets, and accounting for income taxes. These critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. There have been no significant changes in our critical accounting policies since filing our final prospectus dated May 31, 2006 with the SEC on June 1, 2006.

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

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2006 due to ambiguities in and evolution of Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. With respect to certain issues, the risk of ultimately losing in court is more than remote, although we believe that it is not probable. We have also identified possible tax contingencies of up to approximately $6.5 million as of September 30, 2006, for which we have not provided an accrual. Such possible tax contingencies could materialize and require us to pay additional amounts of tax. We cannot guarantee that the amount and timing of an unfavorable resolution of any tax contingency would not have a material adverse effect on our results of operations in a particular period.

Our wholly owned subsidiary, ZAO CTC Network, is engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.4 million at current exchange rates relating to tax payments transferred in 1998 and 1999 from our bank accounts that were allegedly not received by the government. In October 2006, we filed a lawsuit disputing the claim. While we intend to defend our position vigorously, if the courts were to rule in favor of the tax inspectorate, it is possible that the tax inspectorate could also claim significant late payment interest. We do not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Advertising	97.7%	97.9%	98.7%	97.2%
Sublicensing and other revenue	2.3	2.1	1.3	2.8
Total operating revenues	100.0	100.0	100.0	100.0
Expenses:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization)	(6.5)	(5.5)	(6.4)	(4.6)
Selling, general and administrative (exclusive of depreciation and amortization, inclusive of stock based compensation)	(21.5)	(23.8)	(20.2)	(16.2)
Amortization of programming rights	(51.7)	(42.5)	(37.4)	(34.5)
Amortization of sublicensing rights	(0.5)	(1.4)	(0.2)	(1.2)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(7.3)	(7.5)	(7.1)	(5.6)
Total operating expenses	(87.5)	(80.7)	(71.2)	(62.1)
Operating income	12.5	19.3	28.8	37.9
Foreign currency gains (losses)	0.1	0.4	(0.5)	0.6
Interest income	0.8	1.9	2.1	0.6
Interest expense	(4.1)	—	(4.5)	(0.7)
Gains on sale of businesses	—	—	—	0.3
Other non-operating losses, net	0.2	—	(0.1)	—
Equity in income of investee companies	0.2	0.4	0.3	0.5
Income before income tax and minority interest	9.8	21.9	26.1	39.2
Income tax expense	(4.9)	(8.9)	(8.7)	(12.4)
Income attributable to minority interest	(1.0)	(1.1)	(0.9)	(1.1)
Net income	3.9%	11.9%	16.6%	25.8%

Comparison of Unaudited Condensed Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2006

Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$33,329	$49,714	$105,951	$187,451
Change period-to-period	—	49.2%	—	76.9%
Domashny Network	2,369	4,197	5,650	13,490
Change period-to-period	—	77.2%	—	138.8%
CTC Television Station Group	10,732	14,850	30,634	45,254
Change period-to-period	—	38.4%	—	47.7%
Domashny Television Station Group	1,638	2,619	5,015	7,392
Change period-to-period	—	59.9%	—	47.4%
Eliminations and other	(84)	(461)	(102)	(686)
Total	$47,984	$70,919	$147,148	$252,901
Change period-to-period	—	47.8%	—	71.9%

Our total operating revenues grew by approximately 47.8% and 71.9%, respectively, when comparing the three- and nine-month periods under review. This significant revenue growth reflects the continued growth of the Russian television advertising market and the strength of our television networks in delivering their target audiences. Our revenue growth has historically outpaced the growth of the Russian television market overall, and, we have continued to grow our audience shares on a year-to-date basis.

Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$32,636	$48,623	$104,979	$181,807
Change period-to-period	—	49.0%	—	73.2%
Domashny Network	2,368	4,196	5,649	13,488
Change period-to-period	—	77.2%	—	138.8%
CTC Television Station Group	10,328	14,475	29,673	44,211
Change period-to-period	—	40.2%	—	49.0%
Domashny Television Station Group	1,250	2,149	4,018	5,811
Change period-to-period	—	71.9%	—	44.6%
Eliminations and other	306	(5)	877	584
Total	$46,888	$69,438	$145,196	$245,901
Change period-to-period	—	48.1%	—	69.4%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.    Advertising revenues for the CTC Network increased by 49.0% and 73.2%, respectively, when comparing the three- and nine-month periods ended September 30, 2005 and 2006 principally due to the continued growth of television advertising in Russia, which resulted in a significant increase in our advertising rates.

Our GRPs sold decreased by approximately 14% and increased by approximately 15%, respectively, when comparing the three- and nine-month periods. The reduction in GRPs sold when comparing the three-month periods ended September 30, 2005 and 2006 was partially driven by legislation coming into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising. See ‘‘—Television Advertising Sales’’ for more information about this new legislation.

Our GRPs sold were also influenced by fluctuations in audience share between the periods. Our audience share for the 4+ demographic decreased from 10.4% to 10.1% when comparing the three months ended September 30, 2005 and 2006, and increased from 9.9% to 10.9% when comparing the nine months ended September 30, 2005 and 2006. Our audience share decreased when comparing the three-month periods primarily as a result of the conclusion of broadcasting our highly successful series Born Not Pretty on July 8, 2006. This series, which made its debut in September 2005, has been the CTC Network's most successful program to date in terms of audience share, and generated an average overall primetime audience share of 24.1% during the period from September 5 to September 30, 2005, and 28.8% while being broadcasted during primetime from January 16, 2006 until July 7, 2006. This level of audience share is significantly higher than the average audience share of any other series or sitcom broadcast on the CTC Network. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect that we will be able to replace Born Not Pretty with programming that is as successful as this series. As a result, we do not believe that the rate of growth in CTC Network's advertising revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is indicative of the future financial performance of the CTC Network.

Domashny Network.    The Domashny Network contributed $4.2 million to our consolidated advertising revenues for the three months ended September 30, 2006 and $13.5 million for the nine months ended September 30, 2006. This is equal to 6.0% and 5.5%, respectively, of our consolidated advertising revenues. The Domashny Network was launched on March 6, 2005, so 2006 will be its first full year of operation.

Television Station Groups.    Advertising revenues of the CTC Television Station Group increased from $10.3 million to $14.5 million when comparing the three months ended September 30, 2005 and 2006, and from $29.7 million to $44.2 million when comparing the nine months ended September 30, 2005 and 2006. The increase in revenues during the periods under review was primarily the result of increased advertising rates. Advertising rates have been generally increasing during the periods under review due to an overall increase in the demand for television advertising in Russia. In the third quarter of 2006, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30% to 25%. Additionally, the new advertising legislation introduced on July 1, 2006 reduced the airtime available for advertising. See ‘‘—Television Advertising Sales’’ for more information about this reallocation of advertising time and this new legislation. Despite the decreased rate of revenue growth, revenue at our Moscow CTC owned-and-operated station increased from $5.5 million to $7.3 million when comparing the three months ended September 30, 2005 and 2006, and from $15.6 million to $22.0 million when comparing the nine months ended September 30, 2005 and 2006. Additionally, the acquisition and establishment of new CTC consolidated owned-and-operated stations over this period, from 12 at September 30, 2005 to 14 at September 30, 2006, also contributed to the growth of our revenues.

The Domashny Television Station Group contributed $2.1 million and $5.8 million, respectively, to our consolidated advertising revenues during the three and nine months ended September 30, 2006, amounting to 3.1% and 2.4%, respectively, of our consolidated advertising revenues. Comparisons of this segment’s operating revenues between the nine month periods are not meaningful as the initial four stations comprising the Domashny Stations Group continued to broadcast under their previous formats until the launch of the Domashny Network on March 6, 2005.

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

Sublicensing and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$693	$1,091	$972	$5,644
Change period-to-period	—	57.4%	—	480.7%
Domashny Network	1	1	1	2
Change period-to-period	—	—	—	100.0%
CTC Television Station Group	404	375	961	1,043
Change period-to-period	—	(7.2)%	—	8.5%
Domashny Television Station Group	388	470	997	1,581
Change period-to-period	—	21.1%	—	58.6%
Eliminations and other	(390)	(456)	(979)	(1,270)
Total	$1,096	$1,481	$1,952	$7,000
Change period-to-period	—	35.1%	—	258.6%

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

Television Station Groups.    Sublicensing and other revenues for the CTC Television Station Group primarily represent fees received for sublicensing and transmission. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups’ sublicensing and other revenues are eliminated in consolidation.

Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(26,539)	$(31,509)	$(59,793)	$(90,280)
Change period-to-period	—	18.7%	—	51.0%
Domashny Network	(4,165)	(6,280)	(11,176)	(18,652)
Change period-to-period	—	50.8%	—	66.9%
CTC Television Station Group	(6,508)	(8,364)	(17,191)	(20,151)
Change period-to-period	—	28.5%	—	17.2%
Domashny Television Station Group	(3,058)	(5,121)	(10,280)	(14,662)
Change period-to-period	—	67.5%	—	42.6%
Eliminations and other	(1,717)	(5,949)	(6,286)	(13,183)
Total operating expenses	$(41,987)	$(57,223)	$(104,726)	$(156,928)
Change period-to-period	—	36.3%	—	49.8%
% of total operating revenues	87.5%	80.7%	71.2%	62.1%

Our total operating expenses as a percentage of operating revenues declined from 87.5% to 80.7% when comparing the three months ended September 30, 2005 and 2006, and from 71.2% to 62.1% when comparing the nine months ended September 30, 2005 and 2006. As we pursue our growth strategy, we continue to manage our costs by taking a disciplined approach to expanding our operations. The structure of our networks, which is based on the traditional US broadcasting model, has enabled us to minimize investments in our infrastructure, while seeking to maximize viewing audience.

In the broadcasting industry, third quarter advertising revenues tend to be lower than other quarters because viewership is lower during the summer months. In addition, while our direct operating costs are relatively evenly distributed throughout the year, selling, general and administrative costs in the third quarter include a significant portion of advertising and promotional expenses related to the launch of the new fall television season. As a result of these industry wide trends, CTC’s revenues and profit margins are historically lowest in the third quarter.

Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(1,097)	$(1,269)	$(3,251)	$(3,745)
Change period-to-period	—	15.7%	—	15.2%
Domashny Network	(591)	(725)	(1,544)	(2,122)
Change period-to-period	—	22.7%	—	37.4%
CTC Television Station Group	(945)	(1,265)	(2,899)	(3,539)
Change period-to-period	—	33.9%	—	22.1%
Domashny Television Station Group	(633)	(890)	(1,973)	(2,460)
Change period-to-period	—	40.6%	—	24.7%
Eliminations and other	159	257	313	316
Total	$(3,107)	$(3,892)	$(9,354)	$(11,550)
Change period-to-period	—	25.3%	—	23.5%
% of total operating revenues	6.5%	5.5%	6.4%	4.6%

Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks’ engineering, programming and production staff and satellite transmission fees. Although direct operating expense at the CTC Network increased in absolute terms, direct operating expense at the

CTC Network as a percentage of this segment’s total operating revenues decreased over the periods under review from 3.3% to 2.6% when comparing the three months ended September 30, 2005 and 2006, and from 3.1% to 2.0% when comparing the nine months ended September 30, 2005 and 2006. Although we expect direct operating expenses to increase in absolute terms for this segment for 2006, we expect direct operating expenses of the CTC Network to decrease as a percentage of that segment’s total operating revenues for 2006.

At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues has decreased between the periods under review from 24.9% to 17.3% when comparing the three months ended September 30, 2005 and 2006, and from 27.3% to 15.7% when comparing the nine months ended September 30, 2005 and 2006. We expect an increase in direct operating expenses in absolute terms for 2006. However, we expect direct operating expenses as a percentage of total operating revenues at the Domashny Network to decrease for 2006.

Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 8.8% to 8.5% when comparing the three months ended September 30, 2005 and 2006, and from 9.5% to 7.8% when comparing the nine months ended September 30, 2005 and 2006.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 38.6% to 34.0% when comparing the three months ended September 30, 2005 and 2006, and from 39.3% to 33.3% when comparing the nine months ended September 30, 2005 and 2006. Direct operating expenses as a percentage of this segment’s total operating revenues is higher than that of the CTC Television Station Group reflecting the start-up of operations.

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

Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(3,345)	$(3,412)	$(8,860)	$(9,493)
Change period-to-period	—	2.0%	—	7.1%
Domashny Network	(1,007)	(1,396)	(3,317)	(4,163)
Change period-to-period	—	38.6%	—	25.5%
CTC Television Station Group	(3,789)	(5,216)	(9,453)	(10,954)
Change period-to-period	—	37.7%	—	15.9%
Domashny Television Station Group	(808)	(1,143)	(3,100)	(4,290)
Change period-to-period	—	41.5%	—	38.4%
Eliminations and other	(1,359)	(5,725)	(4,924)	(12,059)
Total	$(10,308)	$(16,892)	$(29,654)	$(40,959)
Change period-to-period	—	63.9%	—	38.1%
% of total operating revenues	21.5%	23.8%	20.2%	16.2%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues decreased from 10.0% to 6.9% when comparing the three-month periods ended September 30, 2005 and 2006, and from 8.4% to 5.1% when comparing the nine months ended September 30, 2005 and 2006. In absolute terms, selling general and administrative expenses increased over the nine-month periods under review, but remained relatively constant over the three- month periods under review due to differences in the timing of promotion campaigns between the periods. Selling, general and administrative salaries and benefits increased from $0.9 million to $1.0 million when comparing the three months ended September 30, 2005 and 2006, and from $2.7 million to $3.1 million when comparing nine months ended September 30, 2005 and 2006. Salaries increased between the periods due to raises effectuated at the beginning of the year and due to switching the denomination of the salaries of most of our employees from dollars to rubles effective July 2006. In the three and nine months ended September 30, 2006, the impact of salary increases was offset by the reduction in the headcount of our CTC Network sales and support personnel by approximately 30 people as a result of our engagement of Video International to make local advertising sales. This resulted in a severance charge of $0.2 million which was expensed in the fourth quarter of 2005. Advertising and promotional expenses decreased from $1.2 million to $1.0 million when comparing the three months ended September 30, 2005 and 2006, and increased from $2.2 million to $2.4 million when comparing the nine months ended September 30, 2005 and 2006. Advertising and promotional expenses primarily include the cost of on-air announcements of our programs, outdoor and radio advertising, conferences for our affiliates and advertisers and selected promotional events to increase audience share in targeted cities. For 2006, we expect selling, general and administrative expenses of the CTC Network to increase slightly in absolute terms but expect that this expense will continue to decrease as a percentage of this segment’s total operating revenues.

Stock-based compensation expense decreased from $0.1 million to nil when comparing the three months ended September 30, 2005 and 2006, and decreased from $0.4 million to $57,000 when comparing the nine months ended September 30, 2005 and 2006. Stock-based compensation expense at the CTC Network relates to a stock appreciation right granted to our Chief Executive Officer in 2003. This stock appreciation right became fully vested in the second quarter of 2006. Therefore, no additional stock-based compensation expense for this award has been recorded in the third quarter of 2006. The impact of the Chief Executive Officer’s stock options granted in conjunction with the IPO are accounted for at the parent company level.

Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 42.5% to 33.3% when comparing the three months ended September 30, 2005 and 2006, and from 58.7% to 30.9% when comparing the nine months ended September 30, 2005 and 2006. This decrease reflects growth in Domashny Network revenue between the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to increases in consulting costs, salaries and benefits, and promotional expenses. As we continue to build the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues for 2006.

CTC and Domashny Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues decreased slightly from 35.3% to 35.1% when comparing the three months ended September 30, 2005 and 2006, and from 30.9% to 24.2% when comparing the nine months ended September 30, 2005 and 2006. The decrease in this expense as a percentage of this segment's total operating revenues is principally the result of strong revenue growth and the decrease in the headcount of this segment's sales and support personnel, as discussed below. In absolute terms, selling, general and administrative expenses increased primarily due to increases in advertising and promotion expenses. Advertising and promotion expenses increased from $2.0 million to $3.1 million when comparing the three months ended September 30, 2005 and 2006, and from $3.9 million to $4.7 million when comparing the nine months ended September 30, 2005 and 2006. The increase in advertising and promotion was the result of the different timing of our 2005 and 2006 fall promotion campaigns. To a lesser extent, the increase in absolute terms was also due to increases in production and rent expenses.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues decreased from 49.3% to 43.6% when comparing the three months ended September 30, 2005 and 2006, and from 61.8% to 58.0% when comparing the nine months ended September 30, 2005 and 2006. In absolute terms, selling, general and administrative expenses increased between the periods under review primarily due to increases in salaries and benefits. Salaries and benefits increased between the periods due to raises effectuated at the beginning of the year and from the addition of two new Domashny stations in April 2006. Salaries and benefits expenses increased from $0.4 million to $0.5 million when comparing the three months ended September 30, 2005 and 2006, and from $1.1 million to $1.6 million when comparing the nine months ended September 30, 2005 and 2006. Advertising and promotion expenses also increased in absolute terms between the periods under review.

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in our Television Station Groups, we decreased the headcount of the sales and support personnel in our Television Station Groups by 170 in the three months ended March 31, 2006, resulting in $0.4 million in severance costs that were expensed in the fourth quarter of 2005. Despite the decrease in sales headcount, we still expect an increase in both our Television Station Group’s selling, general and administrative expense in 2006 as a result of new station acquisitions, increased marketing and promotional expenses and headcount growth outside the sales function. As a percentage of its total operating revenues, however, this expense for both of our Television Station Groups is expected to decrease for 2006.

Eliminations and other.    Other selling, general and administrative expense consists principally of the general and administrative expenses of our corporate headquarters. This expense, excluding stock-based compensation, increased from $1.3 million to $2.9 million when comparing the three months ended September 30, 2005 and 2006, and from $4.7 million to $8.2 million when comparing the nine months ended September 30, 2005 and 2006. The increase between the periods under review is generally due to the expansion of our corporate function in order to address the requirements of becoming a publicly traded company. Due to additional headcount, annual compensation increases, and increased board member fees, salaries and benefits increased from $0.6 million to $1.0 million when comparing the three months ended September 30, 2005 and 2006, and from $1.8 million to $3.4 million when comparing the nine months ended September 30, 2005 and 2006. Additionally, we expensed approximately $1.5 million in IPO-related costs in June 2006 and incurred approximately $0.9 million in management consulting fees during the third quarter of 2006 for advice on strategic and organizational issues. These increases are offset in both periods by a $0.5 million decrease in accounting fees due to the completion of the first phase of our Sarbanes Oxley readiness project in 2005.

Corporate stock-based compensation expense increased from $44,000 to $3.1 million when comparing the three months ended September 30, 2005 and 2006, and from $0.1 million to $4.1 million when comparing the nine months ended on September 30, 2005 and 2006. This increase between the periods under review is due to our recognizing $1.0 million and $3.1 million in the second and third quarter of 2006, respectively, related to the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO.

We expect our general and administrative expenditures at the corporate level to increase during 2006 and subsequent years due to expenses associated with being a publicly traded company, increased salaries and benefits as we add to our corporate headcount and as competition for qualified personnel intensifies in Russia. We previously disclosed that we anticipated incurring $2.5 million in management consulting fees in the second half of 2006. However, the scope of this consulting engagement was reduced during the third quarter of 2006 and we now estimate that the total amount of this engagement will be approximately $1.1 million, with $0.8 million being recognized in the third quarter and $0.3 million being recognized in the fourth quarter.

Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(21,629)	$(25,558)	$(46,542)	$(73,180)
Change period-to-period	—	18.2%	—	57.2%
Domashny Network	(2,452)	(4,021)	(6,060)	(11,963)
Change period-to-period	—	64.0%	—	97.4%
CTC Television Station Group	(668)	(565)	(1,951)	(2,053)
Change period-to-period	—	(15.4)%	—	5.2%
Domashny Television Station Group	(79)	(8)	(401)	(31)
Change period-to-period	—	(89.9)%	—	(92.3)%
Other	13	36	(98)	101
Total	$(24,815)	$(30,116)	$(55,052)	$(87,126)
Change period-to-period	—	21.4%	—	58.3%
% of total operating revenues	51.7%	42.5%	37.4%	34.5%

CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues decreased from 64.9% to 51.4% when comparing the three months ended September 30, 2005 and 2006, and decreased from 43.9% to 39.0% when comparing the nine months ended September 30, 2005 and 2006. The increase in amortization of programming rights for the CTC Network over the periods under review in absolute terms was due primarily to general increases in the cost of programming, particularly Russian-produced programming and foreign movies. Effective July 1, 2005, we began amortizing our Russian series and sitcoms on a more accelerated basis, which resulted in an increase in our amortization expense of approximately $4.4 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Impairment charges decreased from $4.4 million to $1.4 million when comparing the three months ended September 30, 2005 and 2006, and from $4.6 million to $3.1 million when comparing the nine months ended September 30, 2005 and 2006.

The impairment charge in the third quarter of 2006 was primarily the result of a $1.2 million write-down related to a Russian series, of which $1.0 million impacted amortization of programming rights and $0.2 million impacted amortization of sublicensing rights. For 2006, we expect amortization of programming expense at the CTC Network to increase in absolute terms but to remain in line with 2005 as a percentage of the segment’s total operating revenues. However, programming costs continue to escalate in response to intense competition for quality programming.

Domashny Network.    Amortization of programming rights decreased from 103.5% to 95.8% when comparing the three-month periods ending September 30, 2005 and 2006, and from 107.3% to 88.7% when comparing the nine-month periods ending September 30, 2005 and 2006. As 2005 was the first year of operation of Domashny Network, we used programming to build audience share to attract viewers to the new product and to recruit new affiliates. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2006 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming is limited. However, the amount could potentially increase since governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. We are currently attempting to clarify what is meant by ‘‘local content’’. If relevant authorities interpret the provision as requiring locally produced programming, this could increase our local programming costs. We view this action primarily as a positive attempt to standardize the local content requirements in our CTC licenses, some of which previously contained higher or lower percentages. However, compliance with the provision could increase our local programming costs.

Amortization of sublicensing rights

Amortization of sublicensing rights increased from $0.2 million to $1.0 million when comparing the three-month periods ending September 30, 2005 and 2006, and from $0.2 million to $3.0 million when comparing the nine-month periods ending September 30, 2005 and 2006. In the third quarter of 2005, we began to sublicense successful programs that we had commissioned for the CTC Network, such as Born Not Pretty, to Studio 1+1 in Ukraine. As a result of the increase in sublicensing activity at the CTC Network, we are now presenting the amortization of sublicensing rights separately from our amortization of programming rights. We are currently negotiating an agreement with another major broadcaster in Russia to sublicense certain Russian mini-series originally commissioned by us. If the agreement is consummated, we anticipate our amortization of sublicensing rights will increase significantly. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
CTC Network	$(220)	$(273)	$(892)	$(816)
Change period-to-period	—	24.1%	—	(8.5)%
Domashny Network	(115)	(138)	(255)	(404)
Change period-to-period	—	20.0%	—	58.4%
CTC Television Station Group	(1,106)	(1,318)	(2,888)	(3,605)
Change period-to-period	—	19.2%	—	24.8%
Domashny Television Station Group	(1,538)	(3,080)	(4,806)	(7,881)
Change period-to-period	—	100.3%	—	64.0%
Other	(530)	(517)	(1,577)	(1,541)
Total	$(3,509)	$(5,326)	$(10,418)	$(14,247)
Change period-to-period	—	51.8%	—	36.8%
% of total operating revenues	7.3%	7.5%	7.1%	5.6%

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

CTC Television Station Group.    As a percentage of this segment’s operating revenues, depreciation and amortization expense decreased from 10.3% to 8.9% when comparing the three months ended September 30, 2005 and 2006, and from 9.4% to 8.0% when comparing the nine months ended September 30, 2005 and 2006. For 2006, we expect total depreciation and amortization expense of the CTC Television Station Group to increase in absolute terms as we amortize intangible assets in connection with the acquisitions of new stations, but to decrease as a percentage of this segment’s operating revenues.

Domashny Television Station Group.    Depreciation and amortization expense increased from 93.9% to 117.6% when comparing the three months ended September 30, 2006 and 2005, and increased from 95.8% to 106.6% when comparing the nine months ended September 30, 2006 and 2005. The principal component of this segment’s depreciation and amortization expense relates to the acquisition in the third quarter of 2004 of majority interests in the four television stations that we acquired to launch the Domashny Network. In connection with this transaction, we allocated approximately $28.2 million to the acquired intangible assets based on their relative fair values. In the second quarter of 2006, we acquired an additional two television stations for this television station group. In connection with these 2006 acquisitions, we allocated approximately $21.3 million to acquired intangible assets and $1.5 million to acquired fixed assets. For 2006, we expect the depreciation and amortization expense of the Domashny Television Station Group to increase slightly in absolute terms due to recent acquisitions.

Other.    Other depreciation and amortization consists primarily of the depreciation and amortization expense of $0.5 million and $1.5 million recorded in each of the three- and nine-month periods under review, respectively, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network.

Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Foreign currency gains (losses)	$65	$254	$(689)	$1,575
Change period-to-period	—	290.8%	—	(328.6)%

Prior to January 1, 2006, the gains and losses from the measurement of monetary assets and liabilities that were not denominated in dollars were credited or charged to our unaudited condensed consolidated statements of income. During the nine months ended September 30, 2005, the ruble generally depreciated against the dollar and, as a result, we recorded foreign currency losses on our ruble-denominated assets.

Effective January 1, 2006, the functional currency of our Russian subsidiaries changed to the ruble from the US dollar, but we retained the US dollar as our reporting currency. In 2006, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities.

Interest income

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Interest income	$406	$1,316	$3,047	$1,641
Change period-to-period	—	224.1%	—	(46.1)%

Our interest income consists of interest earned on our bank accounts. From September 2003 through July 2005, a substantial portion of our interest income was attributable to interest earned on a blocked account with a balance of $35.9 million of restricted cash that served as collateral for a loan of the same amount from Raiffeisen Zentralbank to the CTC Network. We entered into this loan arrangement so that we could deduct the interest payments for Russian tax purposes. The blocked account was released in July 2005 when we repaid the loan, and the loan agreement was terminated in February 2006. During the three and nine months ended September 30, 2006 our interest income primarily represents interest earned on our IPO proceeds received in early June.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Interest expense	$(1,963)	$—	$(6,627)	$(1,773)
Change period-to-period	—	(100.0)%	—	(73.2)%

During the three and nine months ended September 30, 2005 we incurred interest expense on loans extended by Alfa Bank and Raiffeisen Zentralbank. Our interest expense decreased by 100.0% and 73.2%, respectively, when comparing the three and nine months ended September 30, 2005 and 2006 as a result of the full repayment of our loan with Raiffeisen Zentralbank in the third quarter of 2005 and our loans with Alfa Bank in the second quarter of 2006.

Gain on sale of businesses

In April 2006, we sold our 85% interests in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a $0.8 million gain on the sale.

Equity in income of investee companies

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Equity in income of investee companies	$119	$274	$399	$1,161
Change period-to-period	—	130.3%	—	191.0%

Equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations, over which we do not have effective control and which we account for under the equity method. Under the equity method, we record our interest in these stations’ results of operations as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it. The increase in equity in income of investee companies is primarily the result of our acquisition of the Novosibirsk station in December of 2005.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Income tax expense	$(2,345)	$(6,304)	$(12,735)	$(31,264)
Change period-to-period	—	168.8%	—	145.5%

Net income before tax is historically lowest in the third quarter since revenues are impacted by seasonal trends in viewing. Our non-deductible corporate expenses, however, are incurred evenly throughout the year. Therefore, our effective tax rate in the third quarter is higher than in other quarters since non-deductible expenses incurred in our corporate office make up a higher percentage of net income before tax.

Our effective tax rate decreased from approximately 50% to approximately 41% when comparing the three months ended September 30, 2005 and 2006, and decreased from approximately 33% to approximately 32% when comparing the nine-month periods ended September 30, 2005 and 2006. The decrease in our effective tax rate during the periods under review continue to reflect decreases in both non-offsettable losses and non-deductible expenses as a percentage of income before tax.

Our recognition of additional non-deductible stock-based compensation expense in our US entity due to the grant of stock options to members of management upon the closing of the IPO has also resulted in our effective tax rate increasing since the first half of the year. We are unable to deduct stock-based compensation expense for option grants to employees who are not US residents.

Income attributable to minority interest

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except percentages)
Income attributable to minority interest	$(466)	$(761)	$(1,349)	$(2,774)
Change period-to-period	—	63.3%	—	105.6%

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

Other comprehensive income

Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into

US dollars using the current rate method, resulting in translation adjustments of $2.6 million and $13.6 million to our unaudited condensed consolidated financial statements that were recorded as other comprehensive income for the three and nine months ended September 30, 2006.

Consolidated Financial Position — Significant Changes in Consolidated Financial Position at September 30, 2006 Compared to Consolidated Financial Position at December 31, 2005

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $6.0 million to $8.1 million from December 31, 2005 to September 30, 2006. This increase in accounts receivable is due to an increase in revenue and, to a lesser extent, extending credit to local advertisers. Historically, we generally sold our local advertising slots on a pre-paid basis. Beginning in January 2006, Video International began to place substantially all of our local advertising sales. In placing our local advertising, Video International extends credit to certain advertisers on our local stations, primarily national advertisers that also advertise locally on our Moscow and St. Petersburg stations. We bear the credit risk if an advertiser fails to pay Video International for spots aired on our networks. As a result, we have applied our existing credit policy to these accounts receivable and established what we believe to be an appropriate reserve to offset what we view as an increased credit risk.

Prepayments

Current prepayments increased from December 31, 2005 to September 30, 2006 primarily due to payments related to programming not yet available for its first showing. Programming prepayments are reclassified to the programming-rights line once the related programming material is available to be shown on our networks.

Broadcasting licenses

The number of broadcasting licenses increased from December 31, 2005 to September 30, 2006 due to the acquisition of three owned-and-operated stations during the three months ended September 30, 2006. See ‘‘Recent Acquisitions and Disposals.’’

Sublicensing rights

Sublicensing rights as shown on our balance sheet increased from December 31, 2005 to September 30, 2006 primarily due to a reclassification of programming costs in the current quarter given our expectation that we will sublicense certain Russian mini-series originally commissioned by us.

Short-term and long-term loans

Short-term and long-term loans decreased significantly from December 31, 2005 to September 30, 2006 due to our full repayment of both our line of credit and the term loan that were outstanding with Alfa Bank on December 31, 2005.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations, loans from Alfa Bank, the private placement of equity and our recent IPO. At September 30, 2006, we had $139.5 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2005	2006
	(in thousands)
Net cash provided by operating activities:	$12,020	$77,320
Net cash used in investing activities:	(4,533)	(21,312)
Net cash provided by (used in) financing activities:	(15,425)	66,798

Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased significantly for the nine months ended September 30, 2006 as compared to the same period in 2005 principally because of the substantial increase in advertising revenues at the CTC Network over these periods, from $105.0 million for the nine months ended September 30, 2005 to $181.8 million for the nine months ended September 30, 2006. We do not believe that the rate of growth in the CTC Network's advertising revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 is indicative of the future financial performance of the CTC Network. See ‘‘— Comparison of Unaudited Condensed Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2006 — Advertising revenues.’’

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming rights. Our cash expenditure for the acquisition of sublicensing and programming rights was $69.5 million during the nine months ended September 30, 2005 and $93.1 million during the same period in 2006, exceeding our programming rights amortization expense in each of these periods. Programming rights and sublicensing rights amortization was $55.3 million during the nine months ended September 30, 2005 and $90.2 million during the nine months ended September 30, 2006. We expect that in 2006, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms, but that the difference between cash expenditure and amortization of programming rights will decrease.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In the nine months ended September 30, 2006, we paid an additional $1.8 million in connection with the completion of the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In the nine months ended September 30, 2006, we also paid $7.0 million for the acquisition of a 51% interest in each of two television stations in Barnaul and $11.1 million for the acquisition of a 100% interest in one station located in Samara. Additionally, we paid approximately $0.4 million as deposits for station acquisition opportunities currently being evaluated. We also received $1.0 million from the sale of our 85% interests in two radio stations located in Perm in April 2006. During the nine months ended September 30, 2006, we spent $2.9 million on capital expenditures, primarily the purchase of broadcasting, transmission and video editing equipment, and office and computer equipment.

Cash from financing activities increased significantly between the periods primarily due to the receipt of $105.0 million in net proceeds from our IPO in early June and $5.9 million from the exercise of stock options during the first nine months of 2006. During the first nine months of 2005, we received $65.0 million in proceeds from Alfa Bank, repaid $25.5 million of borrowings due to Alfa Bank, and repaid $35.9 million due to Raiffeisen Zentralbank. Additionally, restricted cash decreased by $35.9 million as Raiffeisen Zentralbank released the restriction on the use of these funds. This deposit had served as a pledge for the loan that was repaid to Raiffeisen Zentralbank. During the nine months ended September 30, 2006, we borrowed $19.0 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60.4 million during the first nine months of 2006 to fully repay our Alfa Bank borrowings. As of September 30, 2006, we had only $0.2 million in borrowings outstanding, consisting primarily of a promissory note due in 2012 that was recorded as a contingent liability in the acquisition of one of our regional stations.

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

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations as of September 30, 2006:

	Payments Due by Period
	Total	Through 2006	2007 through 2008	2009 through 2010	Thereafter
	(in thousands)
Acquisition of programming rights	$57,902	$30,261	$27,591	$50	$—
Transmission and satellite fees	8,709	1,592	5,411	1,706	—
Leasehold obligations	5,806	464	2,794	603	1,945
Total	$72,417	$32,317	$35,796	$2,359	$1,945

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies and is effective for fiscal years beginning after December 15, 2006. We are currently examining FIN No. 48 to determine whether it will have a material impact on our financial position, results of operations, or cash flow.

Fair Value Measurements

On September 15, 2006 the FASB issued FASB Statement No. 157 (SFAS No. 157), Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. We do not use financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk because the market for these types of financial instruments in Russia is not well developed and the cost of these instruments is relatively high. We do not hold or issue derivatives or other financial instruments for trading purposes.

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues for the remainder of 2006 and future years will be denominated in rubles as contracts from previous years that were denominated in US dollars have expired. A significant portion of our operating expenses are currently denominated in US dollars, including payments for our Russian and foreign programming. Through June 30, 2006, a significant majority of our salary expense was also denominated in dollars.

In order to mitigate our currency risk exposure, we are implementing specific measures to minimize the impact of changes in the value of the ruble relative to the US dollar. For example, effective July 2006, we switched the denomination of the salaries of most of our employees from dollars to rubles. We are also presently in the process of shifting the denomination of a significant portion of our Russian programming costs and certain other operating expenses from dollars to rubles. In addition, we agreed with Video International that it will seek to further amend its agreements with existing advertisers. These amendments would provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar during any 30-day period fluctuates by more than 15% from the exchange rate on January 1 in the same calendar year, provided that the parties have not otherwise agreed to new advertising rates to reflect such currency fluctuations We have further agreed with Video International that, in the event that Video International does not enter into such amendments with advertisers and such currency fluctuations do occur, Video International will compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation.

Despite these steps, we can provide no assurance that these measures will adequately protect us from the impact of currency fluctuations. A significant depreciation of the ruble against the US dollar will have a material adverse effect on our results of operations.

In prior periods, we were exposed to exchange rate risk from our ruble-denominated cash and cash equivalent accounts. However, effective January 1, 2006 we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are no longer included in our unaudited condensed consolidated statements of income, but are instead included as part of other comprehensive income. Therefore, by holding all ruble-denominated cash balances in our Russian-domiciled subsidiaries, we eliminated the impact of a devaluation of the ruble on net income.

Our ability to convert rubles into other currencies in Russia is subject to rules that restrict the purposes for which conversion and the payment of foreign currencies are allowed. These restrictions have not generally impeded our ability to convert rubles into dollars nor do we expect these restrictions, as currently in effect, to do so in the foreseeable future. President Putin recently signed a law on monetary regulation and control that removed certain limitations on currency operations, most importantly requirements to reserve ruble amounts in special accounts when investing in Russian assets. We anticipate that the changes will make currency conversion more efficient in Russia.

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

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We offered, issued and/or sold the following unregistered securities during the quarter ended September 30, 2006:

(i) We offered to one employee stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $21.53, equal to the closing sales price per share of our common stock on the Nasdaq Global Market on the date of grant. These stock options vest on a quarterly basis over four years and have a maximum term of ten years from the grant date.

The offer of stock options described above were made in reliance on Regulation S promulgated under the Securities Act.

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

Of the $105 million of net IPO proceeds to us, we have used $22 million to repay short-term loans from Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ Nilesh Lakhani
Nilesh Lakhani Chief Financial Officer Date: October 31, 2006
CTC MEDIA, INC.
By:	/s/ John Dowdy
John Dowdy Chief Accounting Officer Date: October 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.