Form 10-K
period 2006-12-31
CTC Media, Inc.
filed 2007-03-01
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-52003

CTC MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1869211
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Pravda Street, 15A 125124 Moscow, Russia
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: +7-495-785-6333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                                                         Accelerated filer                                                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes     No

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Market on such date, was $697,191,049. The registrant has no non-voting stock.

There were 151,505,672 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III (except for information required with respect to our executive officers, which is set forth under ‘‘Part I — Executive Officers and Other Key Employees of the Registrant’’) have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2006, a definitive proxy statement for our annual meeting of stockholders to be held on May 16, 2007. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

Special Note About Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K that are not based on historical information are ‘‘forward-looking statements’’. Any statements (including statements to the effect that we ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘plan’’ and similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding growth of the Russian television advertising market and of our audience and market shares and our ability to execute on our growth strategy, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks related to recently adopted changes in Russian advertising laws; changes in the size of the Russian television advertising market; our ability to deliver audience share, particularly in primetime, to our advertisers; free-to-air television remaining a significant advertising forum in Russia; our reliance on a single television advertising sales house for substantially all of our revenues; and restrictions on foreign involvement in the Russian television business. These and other risks are described in ‘‘Item 1A. Risk Factors’’. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media’s future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

Item 1.    Business.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted at 6-54 year-old viewers, and the Domashny (‘‘Home’’) Network, a Russian television network principally targeted at 25-60 year-old female viewers. As of the date of this Annual Report on Form 10-K, the CTC Network’s signal is carried by more than 330 television stations and local cable operators, which include 17 of our owned-and-operated stations and 19 unmanned repeater transmitters. Approximately 100 million people are within the coverage of CTC’s signal. Domashny’s signal is carried by over 210 television stations and local cable operators, including eight of our owned-and-operated stations and seven unmanned repeater stations. Approximately 58 million people are within the coverage of Domashny’s signal.

We generate substantially all of our revenues from the sale of television advertising. In 2006, our share of the total Russian television advertising market was approximately 15.6%. The CTC Network’s average overall audience share was 10.4% and its average audience share in its target demographic was 12.9%, making CTC the fourth-most watched broadcaster in Russia overall and the third-most watched in its target demographic. Domashny’s average overall audience share for 2006 was 1.4%, and its average audience share in its target demographic was 1.7%.

We commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a ‘‘superstation’’ — a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the ‘‘Network of Television Stations’’), a national network broadcasting by satellite from our center in Moscow. Domashny, our second national network, was launched in March 2005 following our acquisition in 2004 of four affiliated television stations in Moscow, St. Petersburg, Perm and Kazan.

Our Business

We have modeled our business on the major U.S. broadcast television networks. We manage our network programming centrally, own and operate stations in strategic cities and expand our broadcast coverage through agreements with independent affiliates and by means of unmanned repeater transmitters in smaller markets, which allows us to enhance our coverage without incurring incremental infrastructure costs. In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our network structure differs from the ‘‘channel’’ model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

Our networks’ management is responsible for our programming, marketing and promotion for both CTC and Domashny, as well as relations with our independent affiliates and with our advertising sales house.

Programming

In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

•	emphasize entertainment programming to support our brand and the affinity of our audiences;

•	target viewers in the 6-54 age range on the CTC Network and women aged 25-60 on the Domashny Network;

•	broadcast an optimal mix of Russian and foreign entertainment programming and develop high-quality original programs with Russian producers;

•	schedule according to a well-researched ‘‘daypart’’ strategy, focusing on discrete parts of the day that have distinctive viewing characteristics;

•	create ‘‘appointment viewing’’ — where a regularly scheduled program has such a strong appeal that viewers set aside a specific time period to view it; and

•	adapt our broadcast schedule to reflect seasonal variations in viewing habits.

Entertainment focus.    From our inception, our focus has been on entertainment. We seek to capture a dynamic, youthful audience by offering a range of entertainment programs suited to particular time slots, including original Russian series and shows, recent and classic Russian and Soviet films, popular foreign series and films, and animation. Although we broadcast entertainment and celebrity news on our national networks, we do not broadcast national ‘‘hard’’ news, commentary or analysis.

Advertising sales.    Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster’s ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of ‘‘gross rating points,’’ or ‘‘GRPs.’’ An advertiser or advertising agency will typically place with Video International, our sales house, either a ‘‘fixed placement,’’ an amount of advertising placed on a specific broadcaster and time slot by reference to the GRPs estimated by Video International to be delivered by that broadcaster during that time slot, or a ‘‘floating placement,’’ an amount of advertising placed at Video International’s discretion at a time that will deliver the total number of agreed GRPs.

Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on the specific ratings among such groups, rather than among the overall population. Video International generally places CTC’s advertising on the basis of GRPs achieved in our target audience, the 6-54 demographic, and places Domashny’s advertising on the basis of ratings in Domashny’s target audience, 25-60 year-old women.

We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, as well as through the sale of sponsorships of our programming, product placement and sublicensing of programming. Historically, our owned-and-operated stations sold their local advertising principally through their own sales forces. However, since January 2006, Video International has placed local advertising on behalf of substantially all of our owned-and-operated stations.

Russian law currently limits the amount of advertising time broadcasters may air to 15% of daily broadcasting time, and no more than 20% in any hour. From 2008, advertising will be limited to no more than 15% per hour of broadcasting time. See ‘‘Risk Factors — Effective from 2008, Russian law will further limit the amount of advertising time permitted on television, which could materially adversely affect our results of operations.’’

Role of Video International

In Russia, virtually all national television advertising has historically been sold through so-called ‘‘sales houses’’ — intermediaries between the television broadcasters and the advertisers and advertising agencies — which receive commissions on the sales. We have agreements with one of the two primary sales houses, Video International, to sell national advertising on both CTC and Domashny. We also have an agreement with Video International to sell local advertising for substantially all of our owned-and-operated stations. For more details of these arrangements, see ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Agreements with Video International.’’

Demographic targets.    Although we seek to maximize our audience share on the CTC Network among the entire viewing population (considered to be those age 4 and older, or ‘‘4+’’), we focus principally on viewers in the 6-54 age group and have particularly strong appeal to younger audiences. We believe that in Russia, as in more mature advertising markets, the 6-54 age group is the demographic group most in demand by television advertisers. This group generally has the most disposable income and, we believe, is the most responsive to advertising. Viewers in the 55+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income.

Among both children and teenagers, CTC is one of the top two broadcasters in most applicable time slots. Although these younger demographic groups are not currently the principal targets of advertisers in Russia, we believe they will be of increasing importance, both as consumers themselves and because of their influence on their parents’ purchasing decisions. In addition, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood.

Our target audience for the Domashny Network is women aged 25-60. We believe that this focus limits overlap between the target viewers of Domashny and CTC. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

Optimal mix of Russian and international programming.    During 2006, approximately 30% of the content we broadcast on CTC consisted of Russian series, 17% consisted of Russian shows that were developed specifically for CTC, 25% consisted of foreign movies, 11% consisted of foreign series, 13% consisted of animation and 4% consisted of other types of programming such as documentaries. Reflecting the higher cost of original programming, our original Russian series and shows accounted for approximately 63% of our amortized programming costs in 2006, while foreign movies accounted for 23%, foreign series for 7%, animation for 2% and other programming for 5%.

For Domashny, during 2006 approximately 36% of the content we broadcast was Russian programming developed specifically for Domashny, a further 26% consisted of movies (predominantly Russian Soviet-era films and Hollywood classics), 28% consisted of foreign series, and 10% consisted of other types of programming.

As of December 31, 2006, we had contractual programming rights for approximately 9,700 hours of programming, including approximately 1300 hours of Russian series, 4,900 hours of foreign series, 1,700 hours of foreign movies, 500 hours of Russian movies, 100 hours of Russian shows and 1,200 hours of animation, in each case including rights to multiple runs. We generally acquire the rights to classic Soviet movies and contemporary Russian movies shortly in advance of broadcast and do not have substantial advance contractual rights to such programming.

Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers on both CTC and Domashny. We develop original individual programs and long-running series, including dramas, sitcoms and game shows, with production companies located in Russia and Ukraine — sometimes in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market. For example, we have entered into licensing and production agreements with Sony Pictures Television and A-Media Group, a Russian production house, for a number of series produced exclusively for the CTC Network, including both original scripts and foreign adaptations.

Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. In conjunction with production houses such as A-Media Group, we are able to leverage existing production facilities and expertise to cost effectively produce targeted original programming based on such formats.

A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor’s writers to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. We then work with a production company that undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process.

We have also entered into license agreements with Russian studios and distributors for the rights to broadcast recent Russian made-for-cinema films.

International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We translate and dub foreign programming into Russian using both our own translators and contract translators.

We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney (Buena Vista International), Paramount, Universal, Warner Brothers and MGM. These contracts give us the right to broadcast a broad range of feature films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC in the UK and EM-TV in Germany. Licensing agreements with Russian distributors have also become significant to us in recent years.

Cost-effective programming.    We do not generally own our programming or maintain a program library of owned titles. Instead, we license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors ‘‘pre-sell’’ licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows — for example, bundling less popular titles with titles that are expected to be particularly successful. In addition, to date some distributors have agreed to arrangements pursuant to which two or more broadcasters in Russia may ‘‘share’’ the rights to multiple showings of certain movies or shows at different times, resulting in lower licensing costs for each broadcaster. For example, our agreement with Sony permits us to sublicense programming rights to certain channels in Russia. We have entered into such agreements with Channel One, pursuant to which we ‘‘share’’ with Channel One the rights to multiple runs of certain programming available under the agreement, primarily blockbuster movies. By sharing programming rights, the cost to us of these rights is materially reduced.

Programming format and schedule.    We follow a ‘‘daypart’’ format on both our networks and have designed our broadcast schedules in a manner similar to that of a U.S. television network. We research, map and analyze our audience flow and incorporate the results into our program acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer characteristics and preferences.

One of the goals of our programming strategy is to create ‘‘appointment viewing’’ by broadcasting programs with strong drawing power, promoting them, and scheduling them at consistent, easy-to-remember times. We believe that this strategy can create a habit among viewers over time that may generate consistently high audience levels. This ‘‘western’’-style format was entirely new to Russia (with the exception of the daily government news program) when we introduced it on CTC, and we believe it has now been adopted by many of our competitors.

CTC Network.    Our programming strategy for CTC focuses on entertainment and an optimal mix between Russian production and international programming of interest to our target viewers. We seek to schedule relatively expensive programming for broadcast during time slots with higher viewership. We seek to adjust our weekend schedules appropriately to reflect our viewers’ schedules.

Domashny Network.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting women viewers. Approximately 36% of programming broadcast on the Domashny Network in 2006 was original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking programs and similarly formatted programs. Such shows are designed to appeal to the network’s target audience and are typically less expensive to produce than original drama series or sitcoms.

Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and average viewing times, and highest in the fourth quarter, when the weather is colder and vacations and holidays are less common.

Channel One, Rossiya and NTV broadcast more expensive and popular programming during the month of January, which increases their audience shares at the expense of their competitors, including CTC and Domashny. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors’ programming in particular periods.

Audience share and ratings

Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching CTC or Domashny) and ratings (the percentage of the total population that is watching CTC or Domashny at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors’ programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Gallup Media. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia.

Information on audience numbers is gathered through the use of TNS’s ‘‘Peoplemeters,’’ which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Currently, Peoplemeters are installed in a panel of 52 cities, plus two cities not currently part of the panel. The panel cities are chosen from among those Russian cities with more than 100,000 residents (according to the 2002 census), which together account for approximately 43% of the total population of Russia. Because of the relative lack of affluence in smaller communities — and consequently very different consumer habits — we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000.

The CTC Network signal is currently broadcast in each of the 52 panel cities. The Domashny Network signal is currently broadcast in 49 of the 52 panel cities. TNS Gallup Media reported that, in 2006, 86.6% of households located in cities of more than 100,000 residents had the technical ability to receive the CTC Network broadcast signal, and 58.2% had the ability to receive the Domashny Network signal.

CTC Network.    In 2006, the overall average audience share of CTC was 10.4%, compared to 10.3% in 2005, making CTC the fourth most-watched broadcaster in Russia for the third year in a row. Prior to 2003, the top six television broadcasters in Russia could be classified into two groupings according to audience shares — with Channel One, Rossiya and NTV in the top tier, and CTC, REN-TV and TNT in the second tier. Since 2003 these broadcasters have fallen into three pairs by audience shares — with Channel One and Rossiya in the top tier, NTV and CTC in the middle tier, and REN-TV and TNT in the bottom tier. We believe that our improved positioning reflects our success in promoting the CTC network and in licensing and developing attractive programming, and represents a fundamental realignment of the top of the Russian broadcasting market. The table below presents a comparison of CTC’s average audience shares for 2002 through 2006 with those of its major competitors, and demonstrates this realignment since 2003:

Average Audience Shares of the
Major National Networks and Channels, 2002-2006

	2002	2003	2004	2005	2006
Channel One	29.0%	25.6%	25.8%	23.0%	21.3%
Rossiya	19.4	19.4	19.9	22.7	19.5
NTV	14.2	13.2	11.9	11.1	12.8
CTC	6.6	9.2	9.8	10.3	10.4
REN-TV	5.4	5.4	5.2	5.0	4.2
TNT	3.5	5.2	6.7	6.7	6.0

Source: TNS Gallup Media.

Within CTC’s principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 12.9% in both 2005 and 2006, In its target audience, CTC in 2006 had the third-largest audience share in Russia, after Channel One and Rossiya and ahead of NTV.

CTC Audience Shares in Key Demographic Groups,
2002-2006

Age Range	2002	2003	2004	2005	2006
4/6+	6.6%	9.2%	9.8%	10.3%	10.4%
6-54	8.1	11.2	12.0	12.9	12.9

Source: TNS Gallup Media.

Domashny Network.    The overall average audience share of Domashny in 2006 was 1.4% compared to 1% in 2005. Within Domashny’s principal target audience, 25-60 year-old women, Domashny had an average audience share of 1.7% in 2006, compared with 1.3% in 2005.

Principal network television advertisers

In 2006, approximately 300 advertisers purchased national advertising on CTC and/or Domashny. Of these, our 120 key clients generated approximately 90% of our national advertising revenues. The top ten advertisers, in the aggregate, represented approximately 31% of our total national advertising revenues for the two networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market (such as Procter & Gamble and L’Oreal, which together accounted for 11.5% of our total advertising revenues in 2006). We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

We have experienced shifts in the types of advertisers placing national advertising over the past three years, which we believe reflects shifts in the broader market as new types of companies, such as mobile phone providers, have initiated or expanded their advertising on television. Certain advertising sectors, such as financial services, that typically purchase a substantial proportion of total television advertising in more developed markets do not currently place significant amounts of advertising on Russian television.

Marketing and promotion

Our marketing team promotes awareness of both CTC and Domashny among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, new shows, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, print advertisements and outdoor media. We have a small on-site studio and a state-of-the-art editing system for producing on-air promotional segments. We have pioneered the use in Russia of ‘‘western’’ television promotion techniques, such as the use of a contact management system and on-air promotions.

Our marketing team also assists our affiliates with their local marketing efforts, preparing high-quality, standardized regional marketing materials, including print advertisements, radio spots and promotional materials, which it sends to our affiliates for distribution in their regions. Our agreements with our affiliates contain provisions with respect to the marketing of network programming in the local area. In particular, when broadcasting CTC and Domashny programming, our affiliates are required to display the CTC or Domashny logo on screen. Affiliates must also ensure that the CTC and Domashny programming schedules are published in the local press and are required to advertise CTC and Domashny programming in their local markets.

Transmission

From our headquarters in Moscow, CTC and Domashny send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia’s far-flung population centers across 11 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems launched in 2003 and 2004, respectively, both of which are owned by the Russian Satellite Communications Company, a state-owned company. For the CTC Network, we also have an agreement with a third back-up satellite facility owned by Gazcom, an affiliate of state-controlled Gazprom. In the event of the loss of service of any one of these satellite systems, the remaining systems will continue to deliver our signal to between 62% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

Distribution

Our signals are broadcast by the owned-and-operated stations in our Television Station Groups, our independent affiliate stations and local cable operators, and unmanned repeater transmitters.

Television Station Groups.    We own and operate stations in significant markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations comprise our CTC and Domashny Television Station Groups. Our CTC Television Station Group includes 17 owned-and-operated stations that are currently broadcasting our signal and our Domashny Television Station Group includes eight such stations. In addition, one of the stations that we acquired in 2006 continues to carry a competing broadcaster; we anticipate that it will start broadcasting Domashny in 2007. Two additional companies that we have established are in the process of developing frequencies, obtaining licenses through public tenders and conducting other preparatory activities; we expect that these will join our CTC Television Station Group if and when they are able to begin broadcasting. Like our independent affiliates, our owned-and-operated stations broadcast programming received by satellite from the CTC Network or the Domashny Network, including national advertising. In addition, they earn revenues by selling local advertising, which is broadcast during designated windows.

We believe that our owned-and-operated stations are strategically positioned to capture Russia’s largest local markets and secure our position in key cities where audiences are measured. These stations serve as the backbone of our networks’ operations by ensuring that our program schedules, generally in their entirety, along with our national advertising and promotional announcements are telecast with the highest quality to the audiences in Russia’s principal television markets.

Although historically we found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations, our general strategy now is typically to seek majority control of the stations we acquire or establish. We are either the sole or majority shareholder of all but three of our owned-and-operated stations.

We believe that our strong market position now makes it easier than was historically the case for us to seek a majority position in the case of acquisitions or newly formed companies, and we believe that a majority position maximizes our flexibility in implementing our business decisions. We therefore intend typically to seek majority control of new stations that we acquire or establish. At the same time, we believe that in many cases we will continue to benefit from participation by local partners on a minority basis.

The table below presents information on each of the stations in our CTC Television Station Group:

CTC Television Station Group
Owned-and-Operated Stations

		Year Station Acquired or Founded by CTC Media
Station Name	Our Ownership		Signal Broadcast
CTC-Moscow	100%	1995	CTC
CTC-St. Petersburg	80	1991	CTC
CTC-Balakovo(1)	50	2003	CTC
CTC-Barnaul	51	2006	CTC
CTC-Ekaterinburg	51	2003	CTC
CTC-Kazan(1)	50	1995	CTC
CTC-Nizhny Novgorod	100	2002	CTC
CTC-Omsk	84	1996	CTC
CTC-Perm	85	1995	CTC
CTC-Rostov-on-Don	51	2003	CTC
CTC-Samara	100	1996	CTC
CTC-Tver	100	2003	CTC
CTC-Ufa	100	2003	CTC
CTC-Vladivostok	74	1998	CTC
CTC-Volgograd	100	2002	CTC
CTC-Voronezh	90	2002	CTC
CTC-Novosibirsk(1)	50	2005	CTC

(1)	Not consolidated.

The table below presents information on each of the stations in our Domashny Television Station Group:

Domashny Television Station Group
Owned-and-Operated Stations

		Year Station Acquired or Founded by CTC Media
Station Name	Our Ownership		Signal Broadcast
Domashny-Moscow	99.99%	2004	Domashny
Domashny-St. Petersburg	100	2004	Domashny
Domashny-Kazan	52	2004	Domashny
Domashny-Perm	100	2004	Domashny
Domashny-Voronezh	100	2005	Domashny
Domashny-Rostov-on-Don	100	2007	Domashny
Domashny-Kemerovo	100	2006	Domashny
Domashny-Barnaul	51	2006	NTV
Domashny-Samara	100	2006	Domashny

Our largest owned-and-operated stations are those in Russia’s two largest cities, Moscow and St. Petersburg. We believe that these stations have been successful in capturing advertising market shares substantially greater than their audience shares, in part because the national channels, Channel One, Rossiya and NTV, which constitute three of our principal competitors, place less emphasis on local advertising. We believe that these cities are key advertising markets because their residents have substantially higher average incomes than residents in the rest of Russia.

Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our networks’ programming and national advertising. The CTC Network currently has approximately 290 independent affiliates and the Domashny Network currently has over 190. Approximately 60% of CTC’s independent affiliates have signed written agreements with us that generally require them to broadcast the CTC signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding. Approximately 20% of Domashny’s affiliates have signed written agreements with us, with the remainder generally governed by letters of understanding.

We have no ownership interest in our independent affiliates. These independent affiliates benefit from the CTC and Domashny brands and content in selling their own local advertising, and provide us with a leveraged means of extending the coverage of our two networks.

CTC and Domashny grant each affiliate a non-exclusive right within its territory to broadcast the network signal, including all national advertising aired by the network. Affiliates are required to broadcast the network signal, except during four half-hour ‘‘local’’ time blocks per day and designated local advertising windows throughout each time slot during the day. The affiliates have the right to fill the four local time blocks with their own or licensed content, as well as with local advertising and announcements. Alternatively, the affiliates may continue to broadcast network programming during these periods. We encourage them to broadcast the network signal during the entire day (other than in local advertising windows) in order to ensure that the programming that is broadcast appeals to our target audiences. Our affiliates do not pay any fees to us for access to our network programming, but earn revenues from the sale of local advertising. We do not pay any fees to our affiliates.

We seek to ensure consistent quality across our networks in order to maximize the value of our brands. Our agreements with affiliates provide for nominal financial penalties in the event that a station fails to broadcast our national programming and advertising (other than during the designated local windows). We employ monitors and have instituted additional controls to ensure compliance by our affiliates with these requirements.

Broadcast licenses in Russia are typically issued for a period of five years. At CTC Network, of our 330 affiliates (including cable television operators) as of December 31, 2006, 193, including all our owned-and-operated stations and unmanned repeater transmitters, consisted of local stations operating on the basis of broadcast licenses. The remainder, which were primarily local cable networks, operated without broadcast licenses. Of the 193 CTC affiliate stations, the licenses of approximately 15% had expired as of January 31, 2007 and are being extended or modified, an additional 22% expire before the end of 2007, 27% expire before the end of 2008, 7% expire before the end of 2009 and 21% expire before the end of 2010. See ‘‘Item 1A. Risk Factors — The inability of our affiliates to renew existing licenses upon expiration of their terms could also result in the loss of audience share.’’ We believe that expired licenses have not yet been renewed primarily due to delays in processing renewal applications by the issuing authorities and expect that these affiliates will be able to renew their broadcasting licenses in due course, but can provide no assurance that they will be successful in doing so. Some of the local cable operators that broadcast our networks may not possess all required licenses.

Unmanned repeater transmitters.    In certain smaller markets where establishing a station is not currently economical, we have installed unmanned repeater transmitters. These transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. We currently have 19 operating repeaters broadcasting the CTC Network and seven repeaters broadcasting the Domashny Network. We anticipate that we will, over time, install additional repeaters and convert some repeaters to owned-and-operated stations, making use of the license initially obtained for the repeater to expand operations in that locality.

Competition

The Russian television business is highly competitive. We compete with other broadcasters and other forms of media for advertising spending, and we compete with other broadcasters for audience share,

programming rights, affiliate stations and broadcast frequencies (in particular, stronger VHF frequencies in key markets). In particular, as competition for advertising expenditures increases, we anticipate a comparable increase in competition among broadcasters for the rights to the most popular Russian and foreign programs.

In addition, the television broadcasting industry is continuously faced with technological change and innovation. Commercial free-to-air television broadcasting in Russia will likely face future competition from interactive video and data services, information and data services delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems and other video delivery systems.

For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict. Both CTC and Domashny compete with broadcasters that have significantly higher audience shares and coverage than they do.

Television broadcasters

On a national level, CTC competes directly with the other larger national networks and channels, Channel One, Rossiya, NTV, REN-TV and TNT. Though Domashny does not currently have direct competitors that focus exclusively on its target audience, it competes for advertising sales generally with the other thematic channels and smaller networks such as DTV, MTV, TV-3 and TVC and also competes with the national broadcast networks and channels for viewers within its target demographic group. In local television markets, we also compete with a multitude of stations. We compete to a more limited extent with pay television services, which are currently relatively undeveloped in Russia.

We believe that our network model will allow us to continue to compete effectively in the Russian television market. Our network structure, in contrast to a channel structure, allows us to use independent affiliates to increase our broadcast coverage without incurring additional transmission costs. In addition, our owned-and-operated stations allow us to capture a portion of the local advertising market that some of our national competitors have not captured using their channel strategy. Moreover, we believe that, as the Russian television advertising market continues to mature, our strategy of targeting 6-54 year-old viewers for CTC and of focusing on the targeted audience of Domashny will increase our shares of the television advertising market relative to our audience shares

The table below provides certain key statistics about CTC and its major television competitors:

		Principal target audience (age)(2)		Average audience share(3)
	Technical penetration(1)		Ownership	2005	2006
Channel One	99.3%	All 18+	51% state	23.0%	21.3%
Rossiya	99.3	All 18+	100% state	22.7	19.5
NTV	92.7	18-45	50+% Gazprom Media(4)	11.1	12.8
CTC	86.6	6-54	100% private	10.3	10.4
TNT	79.9	18-45	50+% Gazprom Media(4)	6.7	6.0
REN-TV	74.8	18-45	100% private(5)	5.0	4.2

(1)	TNS Gallup Media, Establishment Survey, 2006.

(2)	CTC Media estimates.

(3)	TNS Gallup Media.

(4)	Gazprom Media is an indirect subsidiary of Gazprom, the state-controlled natural gas and oil company.

(5)	REN-TV is 56% owned by Russia Bank, 30% by the RTL Group, 7% by Severstal, and 7% by Surgutneftegaz. The RTL Group is a subsidiary of Bertelsmann AG.

The table below provides certain key statistics about Domashny and its major television competitors:

		Principal target audience (age)(2)		Average audience share(3)
	Technical penetration(1)		Ownership	2005	2006
TVC	68.5%	18-54	99.2% City of Moscow	2.5%	2.6%
TV-3	58.1	18-54	100% private(4)	1.9	2.3
DTV	44.9	6-54	100% private(5)	1.5	1.7
Domashny(7)	58.2	25-60 (women)	100% private	1.0	1.4
MTV	50.5	11-34	100% private(6)	1.0	1.1

(1)	TNS Gallup Media, Establishment Survey, 2006

(2)	CTC Media estimates

(3)	TNS Gallup Media

(4)	TV-3 is wholly owned by Prof-Media, a Russian media holding company

(5)	DTV is wholly owned by MTG Broadcasting AB. See ‘‘Item 1A. Risk Factors — One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours.’’

(6)	MTV is 50% owned by Viacom International and 50% by Russia Partners II Fund

(7)	For Domashny, audience share for the year is calculated on the basis of the full year; the Domashny Network only began broadcasting on March 6, 2005.

Principal competitors

To date, CTC’s primary competitors have been networks and channels owned by the state as well as NTV, controlled by state-controlled Gazprom Media. With large direct and indirect government subsidies, the state broadcasters have been able to air recent ‘‘blockbuster’’ movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

Channel One.    Channel One, the formerly 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One’s schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series; foreign-produced programming, including blockbuster movies; game shows; and major sporting events, such as major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the ‘‘First Channel’’ in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters. As a result of its broadcast coverage and channel model, however, we believe that Channel One’s transmission expenditures are substantially greater than ours.

Rossiya.    Rossiya, the state-owned television channel, is the second largest television broadcaster in Russia in terms of audience share. Following the partial privatization of Channel One, Rossiya is the sole remaining 100% state-owned channel in Russia. Rossiya remains a primary source of government-sponsored news and information programs. Rossiya’s programming schedule includes the channel’s trademark program Vesti (News); political programs; a variety of Russian-produced series and made-for-television films; talk and game shows; documentaries; some foreign-produced programming, including blockbuster movies; and major sports programming. The channel was also one of the first Russian broadcasters to attempt its own large-scale television film production. We believe that, as with Channel One, Rossiya’s transmission expenditures are substantially greater than ours because of its channel model and the extent of its broadcast coverage.

NTV.    NTV’s programming consists of information and entertainment programming, with a major emphasis on news and movies. From its broadcasting launch in 1994, NTV rapidly gained audience share and in both 1999 and 2000 achieved the second largest average national audience share, surpassing Rossiya. Thereafter, highly publicized financial and political difficulties resulted in abrupt changes in NTV’s ownership and management, with a controlling interest in NTV being transferred in Spring 2001 to Gazprom Media, NTV’s principal creditor and part of the state-controlled Gazprom natural gas and oil company. Shortly after these ownership and management changes, NTV’s programming changed as the rights to several of its popular Russian series and shows were bought by a competing network. Over the same period, NTV’s average audience share declined from 17.9% in 2000 to 12.6% in 2001, with audience shares of 13.2% in 2003, 11.9% in 2004, 11.1% in 2005 and 12.8% in 2006.

Additional competitors

Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2006, there were a total of 19 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC and/or Domashny:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2006
REN-TV	1996	News and analytical programs, documentaries, entertainment and music programs, sports news and major sporting events, popular foreign series and Hollywood movies Produces a large proportion of its own programming	74.8%	4.2%
TNT	1998	Domestically produced programming, including entertainment, talk shows, documentaries and educational programs, news programs and children’s programming Produces a large proportion of its own programming	79.9	6.0
TVC	1997	Moscow political and social themes, news and analytical programs, movies and Russian and foreign drama series	68.5	2.6
TV-3	1998	Foreign programming, primarily movies	58.1	2.3
DTV(1)	2002	Mix of entertainment programming	44.9	1.7

(1)	See ‘‘Item 1A. Risk Factors — One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours.’’

Intellectual Property

We rely heavily upon the rights we obtain through license agreements with programming providers and through contracts with production houses for our ability to broadcast content.

We have registered trademarks for the ‘‘CTC’’ name and logo in the Russian Federation. We have applied in the Russian Federation for trademarks for the ‘‘CTC Media’’ and ‘‘Domashny’’ names and logos.

Employees

The following table sets forth the number of our employees as of December 31, 2006, and a breakdown by function.

	Corporate	Networks	Television Station Groups	Total
Technical	—	37	142	179
Programming	—	61	76	137
Production	—	18	159	177
Sales	—	22	70	92
Marketing	—	32	38	70
Distribution	—	14	7	21
Repeaters group		—	7	7
Administration	36	83	242	361
Total employees	36	267	741	1,044

AVAILABLE INFORMATION

We file reports, proxy statements and other documents with the Securities and Exchange Commission, which are available on the SEC’s Internet site at http://www.sec.gov. You may also read and copy any document we file at the SEC offices at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room.

Our internet address is www.ctcmedia.ru. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

Item 1A.    Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. Any of the following risks could adversely affect our business, financial condition and results of operations. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks relating to our business and industry

Effective from 2008, Russian law will further limit the amount of advertising time permitted on television, which could materially adversely affect our results of operations.

In early 2006, a new Russian law was introduced to limit the amount of time that a broadcaster could devote to advertising. The new law took effect on July 1, 2006 and, as a result, advertising was limited to 15% of daily broadcasting time, and no more than 20% in any hour, compared to 20% of total broadcasting time per day prior to July 1. From January 1, 2008, the new law will further limit advertising such that no more than 15% of broadcasting time per hour can be devoted to advertising. In addition, Russia has signed an international convention that, if ratified by the Russian parliament, would further limit the amount of advertising that could be broadcast during feature films. Alexander Rodnyansky, our chief executive officer, has stated in interviews that this convention, if ratified, could significantly reduce the revenues that we are able to generate from the broadcast of feature films.

Video International renegotiated advertising rates with advertisers to reflect the impact of the reduction in available advertising time in 2006. We also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result, we believe that the reduced amount of available advertising time did not negatively affect our results of operations in 2006. However, we can provide no assurance that it would be possible for Video International to renegotiate pricing to compensate for reductions set to take effect in 2008 or pursuant to the international convention, if ratified. We also provide no assurance that we would be able to take measures similar to those taken in 2006 to reallocate advertising time to the CTC Network. We expect that the effectiveness of the further reduction in permitted advertising time, and the international convention, if ratified, could materially adversely affect our revenues and results of operations.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions, and our revenues may therefore substantially decrease if general economic conditions in Russia were to deteriorate.

Since the introduction of television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. For example, in August 1998 the Russian government defaulted on certain of its outstanding financial obligations and the Central Bank of Russia stopped its support of the ruble, leading to a steep devaluation. During the ensuing economic crisis, total spending on television advertising in Russia declined significantly, falling from a pre-crisis high of $550 million in 1997 to a low of $190 million in 1999. Economic recovery following the crisis was slow, and spending on Russian television advertising did not exceed the 1997 figure in US dollar terms until 2002. As a result, our revenues declined significantly after the 1998 economic crisis. By significantly reducing the salaries of our employees, reducing corporate overhead, limiting purchases of new programming, renegotiating the terms of existing programming agreements and obtaining third-party financing, we were able to continue to operate until the advertising market recovered.

Although the Russian economy has improved substantially since the 1998 crisis, many analysts have expressed concerns that it is overly dependent upon commodities, particularly the natural gas and oil sectors, and therefore substantially dependent upon international supply, demand and pricing conditions in those fields. A sudden or prolonged downturn in the Russian economy could substantially reduce Russian television advertising expenditures. Any decrease in the size of the Russian television advertising market will likely result in a decrease in our advertising revenues, which would adversely affect our results of operations.

If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

We generate substantially all our revenues from the sale of free-to-air television advertising in Russia, which constituted approximately 47% of all advertising expenditures in Russia in 2005 and 49% in 2006, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Any decline in the appeal of television generally or of our networks specifically, whether as a result of the growth in popularity of other forms of media, a decline in the attractiveness of television as an advertising medium or any other factor, could have a material adverse effect on our results of operations.

In addition to competing with other free-to-air broadcasters, we compete with pay television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. Compared with pay television in the United States and European countries, Russian pay television has yet to attract a significant customer base, although the recent introduction of such services in several major cities suggests the potential for growth. In other countries, such as the United States, growth in pay television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If pay television services attract a significant customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

We rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to deteriorate or if it were to fail to sell advertising on our behalf effectively.

National television advertising in Russia is generally not placed directly with broadcasters. Instead, two ‘‘sales houses,’’ Video International and NTV Media, a sales house affiliated with the television channel NTV (one of our principal competitors), control the placement of most national television advertising in Russia, with a third sales house placing advertising for several smaller channels. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups.

Payments from Video International accounted for approximately 71% of our total operating revenues in 2005 and 95% in 2006. We expect revenues from Video International to account for substantially all of our consolidated revenues in 2007. We have separate agreements with Video International that run through December 2007 and 2009 for CTC and Domashny, respectively, and 2010 for our Television Station Groups. These agreements are generally terminable upon 180 days’ notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to their scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue.

Video International typically consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. For example, in January 2007 Video International sent a letter to certain advertisers on the CTC Network indicating that it intended to reallocate some placements to other channels as well as our regional stations due to lower than forecasted ratings on the CTC Network in 2007. We also bear the credit risk associated with any failure by an advertiser to make payment when due. If Video International were to sell to non-creditworthy customers, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

The Russian Federal Anti-monopoly Service has publicly indicated on several occasions in the past, including in 2006, that it intends to regulate Video International as a monopoly with a dominant market position or to require the establishment of a public exchange for the sale of advertising; we are not aware of any specific plans to initiate any such efforts at any particular time. If the Federal Anti-monopoly Service were to do so, under applicable anti-monopoly legislation it could impose various restrictions on Video International and its activities, including forced divestitures of companies within the group. Such actions by the Federal Anti-monopoly Service, if implemented, could disrupt Video International’s ability to effectively place our advertising, which in turn could have a material adverse effect on our business, financial condition and results of operations.

The only other major television advertising sales house in Russia is controlled by one of our principal competitors, NTV. We understand that this sales house coordinates with Video International in the placement of local advertising. Consequently, we do not know whether they would agree to act as our sales house or, if they did, whether they would be as effective as Video International at placing our television advertising.

A disruption in our relationship with Video International or early termination of our agreements or any adverse event with respect to Video International’s ability to pay would have a material adverse effect on our business, financial condition and results of operations.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

Amendments to the law of the Russian Federation ‘‘On Mass Media’’ (the ‘‘Mass Media Law’’), which went into effect in August 2001, restrict foreign involvement in Russian television businesses in a number of ways. As a result of these amendments, all Russian television companies with existing foreign ownership had to restructure their operations prior to August 6, 2002, to avoid violating the amended Mass Media Law. Unlike other Russian legislation regarding foreign control in certain industries, however, the amendments to the Mass Media Law do not contain ‘‘look-through’’ provisions with respect to the ultimate beneficial ownership of Russian companies engaged in television operations in Russia. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a ‘‘founder of a television or video program,’’ and that CTC Media itself does not violate the foreign involvement restrictions of the Mass Media Law.

In response to the adoption of these amendments to the Mass Media Law, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media’s direct ownership in CTC and each of our owned-and-operated stations below 50%. CTC Media’s direct ownership of Domashny, which was acquired subsequent to the adoption of these amendments, is also below 50%. The transfers of CTC and our owned-and-operated stations, other than with respect to our Moscow station that broadcasts CTC, was completed by the August 2002 deadline. The change in the ownership structure for our Moscow station that broadcasts CTC was completed in December 2002, after the specified deadline. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the August 2002 deadline.

According to recent press reports, the Russian parliament plans to consider new legislation in 2007 to further restrict foreign ownership in a number of ‘‘key’’ industries. No draft legislation has been publicly released.

If the Mass Media Law or any newly adopted law were to be interpreted by the Russian governmental authorities or a Russian court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs, Russian governmental authorities may suspend or revoke broadcasting licenses and permits held by our networks and our owned-and-operated stations. If the Mass Media Law were to be amended, or any new law were to be adopted, to expressly restrict indirect foreign ownership and control of Russian television broadcasters and such amendments or law were to be applied retroactively, CTC Media could be obliged to restructure its ownership structure so that it complies with such interpretation of new requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If CTC Media were required to restructure its ownership structure in accordance with such new requirements and failed to do so or to do so in a timely manner, Russian governmental authorities could suspend or revoke broadcasting licenses and permits held by our networks and our owned-and-operated stations.

Increasing demand for popular Russian content, as well as competition for popular foreign programming, may result in continued material increases in our programming costs, which could materially adversely affect our operating margins and results of operations.

Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. We have responded to this change by increasing the percentage of Russian-produced programming we air, most of which we license or develop with third-party producers. To continue to increase audience share, we believe we will need to continue to increase the amount of Russian-produced programming broadcast on our networks. As of December 31, 2006, Russian programming accounted for approximately 42% of the carrying value of our programming rights.

There is currently a limited supply of Russian-produced programming and strong competition among the Russian networks and channels for such programming. Russian-produced programming aimed at our target audience is generally more expensive for us to license than comparable western programming. Therefore, we believe that our programming costs will continue to increase in absolute terms and possibly also relative to our advertising revenues.

Although we expect to continue to increase the amount of Russian content we air in the future, we plan to continue to offer a selection of high-quality western programming. As the television advertising market in Russia has grown, competition for western, as well as Russian-produced, programming has resulted in a general increase in programming costs. For example, we estimate that the average contractual cost per hour of the original Russian programming we commissioned in 2006 was 9% greater than that of the programming we commissioned in 2005. During the past several years, we have been able to collaborate with some of our competitors, including Channel One, in licensing programming from major studios based in the United States, as well as Russian producers and distributors, on a shared basis. Under these sharing arrangements, the cost of these programming rights to us is substantially reduced. If, in the future, high-quality television programming were unavailable on a shared basis, the costs to us of obtaining licenses for this programming could increase significantly or we may be unable to obtain access to such programming. If we are unable to maintain our access to such programming, we might attract a smaller audience share, resulting in a decrease in our advertising revenues.

If we are unable to secure a steady supply of high-quality programming, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our audience share could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we license or commission does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, or we could be forced to broadcast more expensive programming to maintain audience share, both of which could have a material adverse impact on our results of operations.

A reduction in our audience shares and ratings could result in a reduction in our advertising revenues.

The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, particularly in primetime, the failure to renew licenses, or a change in the method of measuring television audiences, this could result in a material decrease in our advertising revenues.

A change in the method of measuring television audiences could reduce our audience share and ratings.

The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. Most recently, TNS Gallup Media changed the composition and weighting of its panel of measured cities, effective January 1, 2006, based upon 2002 Russian census data that indicated shifting demographic patterns, most notably the movement of populations from rural and smaller urban areas to larger urban areas and a decrease in the percentage of children in the total population. As a result of these changes, 12 additional cities were added to the panel of 40 cities with populations exceeding 100,000 where audiences were previously measured, and the weight of Moscow in the universe of measured cities increased from approximately 12.8% to 15.5%. The overall impact of the change in the measuring methods resulted in slightly lower audience shares in 2006 for our networks than would have been achieved under the earlier measurement methods. This can be explained, in part, by the decrease in children in the weighting, a demographic where CTC has traditionally been particularly strong, and an increase in the weight of Moscow in the universe of measured cities, where CTC’s ratings are typically lower than in many other Russian cities as a result of greater competition among broadcasters in Moscow. When changes to the system of audience measurement occur, we attempt to take steps in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps or any further changes in the measurement systems would not result in a decrease in our audience share, which could result in a material decrease in our advertising revenues.

The loss of licenses, or the failure to comply with the terms of licenses, could result in the loss of audience share.

All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Only a limited number of such licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Not all of the independent cable television operators that currently carry our networks possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

The broadcast licenses of our affiliate stations also contain various restrictions and obligations, including requirements with respect to the minimum amount of Russian-produced programming (usually requiring at least 50%) as well as locally-produced programming. Our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not fulfilled, or if a television station violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

The loss of an existing broadcast license, or the failure to obtain a broadcast license in a new market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The inability of our affiliates to renew existing licenses upon expiration of their terms could also result in the loss of audience share.

The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 resulted in extensive delays in the renewal of expiring and expired licenses for all broadcasters. Of our more than 300 affiliates at the CTC Network (including cable television operators) as of December 31, 2006, 193, including all our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of approximately 15% had expired as of January 31, 2007 and are being extended or modified. Of our 17 owned-and-operated stations that broadcast CTC, the license of one station is currently scheduled to expire by July 2007, and we are in the process of renewing that license. Of our more than 210 affiliates at the Domashny Network (including cable television operators) as of December 31, 2006, 41, including our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of seven, including the license of one owned-and-operated station, had expired and were being renewed as of December 31, 2006, and an additional eight licenses expire before the end of 2007.

The inability to renew an existing broadcast license, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The loss of independent affiliates could result in a loss of audience share and a fall in ratings.

We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60-days’ notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. We do not pay fees to any of our independent affiliates in return for broadcasting our networks, although we understand that other networks in Russia have done so in some instances.

If an independent affiliate in a larger market, particularly in those cities where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us or to lose its ability to broadcast our signal, this could result in a decrease in our audience share. For example, in April 2006 an independent affiliate in Novosibirsk, a city in which audience share is measured, lost the right to broadcast CTC’s signal. Although we had already purchased a new station in that city, we were not able to begin broadcasting on that station until May 2006. As an interim measure, we broadcast the CTC signal on a weaker UHF channel for several weeks. As a result of that channel’s more limited coverage, we estimate that the audience share of our CTC Network was approximately 0.15 percentage points lower during that time than it would otherwise have been. Although the termination of the relationship with us or the loss of the ability to broadcast by one such independent affiliate would not have a material effect on us, several such occurrences taken together could result in a material decrease in our advertising revenues.

Our overall audience share and ratings in any period may be influenced by the success of a small number of highly popular programs, and we may not be able consistently to select or obtain rights to new programs that are as popular.

From time to time we air one or two ‘‘hit’’ series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that ‘‘hit’’ series is discontinued or loses popularity. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We rely on third parties for the production of original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

We have no in-house capability to produce full-length original programming and therefore rely on third-party production houses, particularly A-Media, which has produced several of our most successful original programs. In 2006, A-Media Group accounted in monetary terms for approximately 22% of the total programming rights we acquired that year. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960’s, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that we were allocated access on Mostelecom’s systems where capacity was increased. Both CTC and Domashny are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we have no legal or contractual guarantee that Mostelecom will continue to carry our signals. A similar technical system is in place in St. Petersburg, operated by the local provider; there, too, we have no binding contractual right of access to the system. If Mostelecom or another local provider, or any of their successors, were to deny us access on the applicable system, our audience share and television advertising market share in the locality in question would both be materially adversely affected.

We may not be able to compete successfully against other television channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with newer niche channels offering competitive programming formats.

The Russian television broadcasting business is highly competitive. Both CTC and Domashny compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks REN-TV and TNT. The Domashny Network competes for advertising revenues primarily with other smaller channels such as DTV, MTV, TV-3 and TVC, although it also competes with the national broadcast networks and channels for viewers within its target demographic group. On a local level, our owned-and-operated stations compete with other stations for local advertising. We also compete to a limited extent with pay television services and other advertising media.

Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than CTC and Domashny, and we believe also benefits from free signal transmission. Channel One had an audience share of 21.3% in 2006, while Rossiya’s was 19.5% and NTV’s was 12.8%. We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

As we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2006 we had contractual commitments for the acquisition of approximately $44.8 million in programming rights through 2007 and an additional $7.6 million in 2008-2009. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

We may seek to make acquisitions of other stations, networks, content providers or other complementary media companies in the future, and may fail to identify suitable targets, acquire them on acceptable terms or successfully integrate them.

The acquisition and integration of new companies pose significant risks to our existing operations, including:

•	additional demands placed on our senior management, who are also responsible for managing our existing operations;

•	increased overall operating complexity of our business, requiring greater personnel and other resources;

•	difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;

•	significant initial cash expenditures to acquire and integrate new businesses; and

•	incurrence of debt to finance acquisitions and higher debt service costs related thereto.

Moreover, the integration of new businesses may also be difficult for a variety of reasons, including differing cultures or management styles, poor target records or internal controls and an inability to establish control over cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

Twelve of our 25 owned-and-operated stations that are currently broadcasting our networks’ signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining 14 owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three-quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company’s initial charter and reorganization of a joint stock company into a non-commercial partnership require 100% approval of shareholders and, in the case of a limited liability company, increases in charter capital, amendments to a limited liability company’s charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

As a result, we are often required to obtain the consent of our co-owners when making significant corporate decisions. Although we are not aware of any specific transaction in which we failed to obtain the requisite approval of the co-owners of our stations, due to the formalistic nature of Russian law and the large number of corporate actions that are taken annually by our co-owned stations, we believe it is likely that, from time to time, not all necessary minority shareholder consents have been obtained. As a result, we cannot guarantee that co-owners of our stations will not bring claims against us for failure to obtain these necessary consents, which, if successful, could result in the transaction in question being voided. Moreover, even if not technically required by law or contract, we generally prefer to obtain the consent and support of our co-owners before undertaking significant corporate actions. If this consent cannot be obtained, we may decide to forego a transaction that is commercially favorable to us in an effort to preserve goodwill with our co-owners.

A systems failure could prevent us from transmitting our network signal and lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues.

The CTC and Domashny Network signals originate at our Moscow center and are uplinked to two separate satellite systems, plus one backup system, that transmit our network signals to our affiliate stations and unmanned repeater transmitters. We experienced a signal outage on one of the primary systems on March 29, 2006 for approximately three hours in Eastern Siberia and the Russian Far East.  Prior to its replacement, we also experienced signal outages on three occasions, once for nine hours, from one of our primary satellites.

There can be no assurance that we will not experience future disruptions in the satellite transmission of our network signal to our affiliates, or that our affiliates will not experience disruptions in broadcasting our signal similar to that which occurred at Ostankino tower. Prolonged or repeated disruptions in the CTC or Domashny signal could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of CTC’s or Domashny’s ability to transmit their signals, even though such an event could have a significant negative impact on our business.

One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours.

One of our principal stockholders, MTG Broadcasting AB, an affiliate of the publicly listed Modern Times Group MTG AB (‘‘MTG’’), owns 100% of ZAO TV Darial (‘‘DTV’’), a Russian television network with which we compete. Hans-Holger Albrecht, the president and CEO of MTG, is a Co-Chairman of our board and Maria Brunell, the former chief financial officer of MTG and current chief executive officer of one of MTG’s principal stockholders, is also one of our directors. We understand that Mr. Albrecht and Kaj Gradevik, another member of our board of directors, serve on the board of DTV.

DTV broadcasts a mix of entertainment programming that is similar to the programming on CTC. Its audience share for 2006 was 1.7%. We have a non-competition agreement with MTG pursuant to which it has agreed that it will not compete with us in the area of free-to-air television in Russia and certain other CIS countries, other than through DTV, and agreeing to certain restrictions on DTV’s activities in Russia. Nevertheless, MTG’s ownership of one of our competitors may result in conflicts of interest among MTG, us and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

Loss of key personnel could affect our growth and future success.

We believe that our growth and our future success will depend in large part upon our ability to continue to retain our Chief Executive Officer and to attract and retain other highly skilled senior management, finance and marketing personnel. The competition for qualified personnel in Russia who are familiar with the television industry in Russia and/or who are knowledgeable about U.S. accounting and legal practices is intense. We may encounter particular difficulty in hiring and/or retaining appropriate financial staff in Russia needed to enable us to comply with the internal controls requirements under the Sarbanes-Oxley Act and related regulations. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

We do not carry all of the insurance coverage customary in many countries for a business of our size and nature, and as a result could experience substantial loss or disruption.

The insurance industry is not yet well developed in Russia, and many forms of insurance protection common in other countries are not yet available in Russia on comparable terms, including coverage for business interruption. At present, we have no coverage for business interruption or loss of key management personnel. We do not maintain separate funds or otherwise set aside reserves for these types of losses. Any such loss may cause substantial disruption and may have a material adverse effect on our business, results of operations and financial condition.

Decreases in the value of the Russian ruble compared with the US dollar could materially adversely affect our results of operations.

The value of the Russian ruble has risen generally against the US dollar in recent years. In 2006, the ruble appreciated approximately 9.3% against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars. Because our expenses were also primarily denominated in US dollars, the impact on our results of the ruble depreciation was insignificant. Beginning in January 2006, substantially all new advertising contracts between Video International and advertisers are ruble-denominated with the result that substantially all of our advertising revenues in 2007 are denominated in rubles as our longer-term advertising contracts denominated in US dollars expire and are replaced.

In response, we shifted a substantial majority of our operating expenses from dollars to rubles. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the US dollar, rubles held in banks and other ruble-denominated assets and liabilities could fluctuate in line with any change in the value of the ruble.

As a result of these factors, any decline in the value of the Russian ruble against the US dollar could materially adversely affect our results of operations. We do not currently undertake any hedging transactions to offset any decline in the value of our ruble cash or non-cash assets, but are currently evaluating options in this regard.

Risks relating to the political environment in Russia

Businesses in Russia, especially media companies, can be subject to politically motivated actions, which could materially adversely affect our operations.

The Russian government has taken various actions in recent years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia. These concerns were intensified as a result of the events leading to the imprisonment of Mikhail Khordorkovsky and the effective re-nationalization of Yukos, the oil company he controlled.

Media businesses can be particularly vulnerable to politically motivated actions, in particular ahead of national elections such as the presidential election scheduled for 2008. NTV, TV-6 and TVS have all experienced what some would characterize as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer ‘‘hard’’ news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 20% of our independent affiliates, as well as two of our owned-and-operated stations that carry the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any action against us, our networks, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

Broader political developments could adversely affect our business operations and financial condition.

The current Russian presidential administration has taken a number of steps to expand its authority, including by further centralizing power in a number of areas and removing decision making authority from the federal regions. The ultimate extent or impact of these changes is uncertain. These and future changes in the government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. In addition, the Russian presidential elections scheduled for 2008 could bring more volatility to the market. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.

It has been widely reported in the Russian and foreign media that the Russian government is exerting pressure on the so-called ‘‘oligarchs’’ to cause them to divest their commercial interests in certain areas of economic activity. The media have also reported that the government has exerted significant influence on companies owned or controlled by the oligarchs through tax inspections, management changes, threats of and actual prosecution of management and key officials, and other means. Real and perceived pressure on the oligarchs and their businesses has seriously affected the economic activities of these enterprises and their management. If the current or future governments in Russia were to apply significant pressure on Alfa Group and its affiliated companies, it could have serious adverse effects on our operations and financial results. Such effects could include, but would not be limited to, the inability of the board of directors to act independently from external pressure and the distraction of our management from our day-to-day operations.

Civil conflicts could adversely affect the value of investments in Russia, which could result in a decline in the value of our common stock.

Ethnic, religious, historical and other divisions have, on occasion, given rise to tensions and, in certain cases, military conflict, such as the continuing conflict in Chechnya, which has brought normal economic activity within Chechnya to a halt and disrupted the economies of neighboring regions. The further intensification of violence, including terrorist activities, or its continued spread to other parts of Russia, could have significant political consequences, including the imposition of a state of emergency in some or all of Russia. Moreover, any terrorist attacks and the resulting heightened security measures may cause disruptions to domestic commerce, and could materially adversely affect our business and the value of our common stock.

Risks relating to the economic environment in Russia

Emerging markets such as Russia are subject to greater risks than more developed markets and financial turmoil in any emerging market could disrupt our business, as well as cause the price of our common stock to decline.

Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in such markets. Emerging markets such as Russia are also subject to rapid change, and financial turmoil in any emerging market country tends to adversely affect prices of the stock of companies operating in other emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Russia and adversely affect the Russian economy.

Economic instability in Russia could reduce spending on television advertising, which could adversely affect our results of operations.

Since the dissolution of the Soviet Union, the Russian economy has experienced at various times:

•	significant declines in gross domestic product;

•	hyperinflation;

•	an unstable currency;

•	high government debt relative to gross domestic product;

•	a weak banking system providing limited liquidity to Russian enterprises;

•	a large number of loss-making enterprises that continued to operate due to the lack of effective bankruptcy proceedings;

•	significant use of barter transactions and illiquid promissory notes to settle commercial transactions;

•	widespread tax evasion;

•	the growth of black and gray market economies;

•	pervasive capital flight;

•	high levels of corruption and the penetration of organized crime into the economy;

•	significant increases in unemployment and underemployment; and

•	the impoverishment of a large portion of the Russian population.

Though recent increases in global commodity prices have resulted in increases in disposable income and consumer spending in Russia, the Russian economy has been subject to abrupt downturns, including the severe crisis of 1998.

Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC and Domashny, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic or political instability or uncertainty, such as that which occurred during the 1998 financial crisis, these companies may choose to reduce their advertising spending in Russia. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

Russia’s inexperience with a market economy also poses numerous risks. It is difficult for us or our business partners to gauge the creditworthiness of some of our advertisers and business partners, as there are no reliable mechanisms, such as credit reports or credit databases, for evaluating their financial condition. Consequently, we face the risk that some of our advertisers will fail to pay us or that they or other service providers, such as production houses, will fail to comply with the terms of their agreements with us, which could adversely affect our results of operations.

Recent trends in the Russian economy — such as the increase in the gross domestic product, a relatively stable ruble and a reduced rate of inflation — may not continue or may be abruptly reversed. Additionally, because Russia produces and exports large quantities of natural gas and oil, the Russian economy is especially vulnerable to fluctuations in the price of these commodities on the world market. A strengthening of the ruble in real terms relative to the US dollar, changes in monetary policy, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia’s economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers’ access to capital, also adversely affecting our and our customers’ businesses in the future.

The Russian banking system remains underdeveloped, and another banking crisis could place severe liquidity constraints on our business.

Russia’s banking and other financial systems are less developed and regulated than those of many other developed countries, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. The August 1998 financial crisis resulted in the bankruptcy and liquidation of many Russian banks and almost entirely eliminated the developing market for commercial bank loans at that time. Many Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms. In part due to inadequate supervision by regulators, certain banks do not follow existing Central Bank of Russia regulations with respect to lending criteria, credit quality, loan loss reserves or diversification of exposure. Furthermore, Russian bank deposits made by corporate entities generally are not insured.

Recently, there has been a rapid increase in lending by Russian banks, which many believe has been accompanied by a deterioration in the credit quality of borrowers. In addition, a robust domestic corporate debt market is leading to Russian banks increasingly holding large amounts of Russian corporate ruble bonds in their portfolios. Weaknesses in the Russian banking sector, combined with the relatively high risk credit portfolios of Russian banks, may result in the banking sector being more susceptible to market downturns or economic slowdowns, including due to Russian corporate defaults. In addition, the Russian Central Bank has from time to time revoked the licenses of certain Russian banks, which in the second quarter of 2004 resulted in market rumors about additional bank closures and many depositors withdrawing their savings. If a banking crisis were to occur, companies operating in Russia would be subject to severe liquidity constraints due to the limited supply of domestic savings and the withdrawal of foreign funding sources that would occur during such a crisis.

There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. Of our $91 million US dollar and 2,251 million ruble cash outstanding as of December 31, 2006, we held $22 million US dollars and all of our rubles in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. Another banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

Risks relating to Russian legislation and the Russian legal system

Weaknesses in the Russian legal system create an uncertain environment for investment and business activity and could have a material adverse effect on our business and the value of our common stock.

Russia is still developing the legal framework required to support a market economy, and its legal system is largely characterized by:

•	inconsistencies between and among laws, presidential decrees and governmental, ministerial and local regulations, orders, decisions, resolutions and other acts;

•	substantial gaps in the regulatory structure resulting from the delay in adoption or absence of implementing regulations;

•	limited judicial and administrative guidance on interpreting Russian legislation;

•	the relative inexperience of judges and courts in interpreting recent commercial legislation;

•	a lack of judicial independence from political, social and commercial forces;

•	a high degree of discretion on the part of the judiciary and governmental authorities; and

•	poorly developed bankruptcy procedures that are subject to abuse.

The independence of the judicial system and of the prosecutor general’s office and their immunity from economic, political and other influences have at times been questioned. The court system is understaffed and underfunded. Judges and courts are generally inexperienced in the area of business and corporate law. As is true of civil law systems generally, judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and enforcement of court orders can in practice be very difficult. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain. Additionally, court claims and governmental prosecutions are sometimes used in furtherance of political aims.

In addition, several key Russian laws, including the amended Communications Law and new law on advertising, have only recently become effective. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

These uncertainties also extend to property rights. Although legislation has been enacted to protect private property against expropriation and nationalization, due to the lack of experience in enforcing these provisions and due to political factors, these protections may not be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of any of our entities or their assets, potentially without adequate compensation, would have a material adverse effect on our business, financial condition, results of operations and prospects.

Unlawful, selective or arbitrary government action may have an adverse effect on our business and the value of our common stock.

Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Unlawful, selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Unlawful or arbitrary government action could have a material adverse effect on our business and on the value of our common stock.

If the Russian Federal Anti-monopoly Service were to conclude that we acquired or created a new company in contravention of anti-monopoly legislation, it could impose administrative sanctions and require the divestiture of this company or other assets.

Our business has grown in part through the acquisition and establishment of companies, many of which required the prior approval of or subsequent notification to the Russian Federal Anti-monopoly Service or its predecessor agencies. In part, relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without this approval or notification. This legislation is vague in parts and subject to varying interpretations. If the Federal Anti-monopoly Service were to conclude that an acquisition or establishment of a new company was effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative sanctions and require the divestiture of this company or other assets, adversely affecting our business strategy and our results of operations.

Russian law requires the approval of certain transactions by the minority shareholders of our subsidiaries, including many of our own-and-operated television stations, and failure to receive this approval could adversely affect our business and results of operations.

We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as ‘‘interested party transactions’’ require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. These transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

Certain transactions between members of our consolidated corporate group may constitute interested party transactions under Russian law even when the companies involved are wholly owned by us. Although we generally endeavor to obtain all corporate approvals required under Russian law to consummate these transactions, we have not always applied special approval procedures in connection with our consummation of transactions with or between our subsidiaries. In the event that a claim is filed in relation to certain transactions with or between our subsidiaries, such transactions are found to have been interested party transactions, and we are found to have failed to obtain the appropriate approvals, such transactions may be declared invalid. The unwinding of any transactions concluded with or between our subsidiaries may have a negative impact on our business and results of operations.

If one of our principal subsidiaries is forced into liquidation due to negative net assets, our results of operations could suffer.

If at the end of any fiscal year a Russian company’s net assets as determined in accordance with Russian accounting regulations are below the minimum amount of charter capital required by Russian law, the company is required to convene a shareholders meeting to adopt a decision to liquidate. If it fails to do so within a ‘‘reasonable period,’’ the company’s creditors may request early termination or acceleration of the company’s obligations to them, as well as damages, and governmental authorities may seek to cause the involuntary liquidation of the company. Under an earlier version of this law, the company’s shareholders could also bring an action to force the liquidation of the company. It is unclear under Russian law whether an historical violation of this requirement may be retroactively cured, even if a company later comes into compliance with the requirement. On occasion, Russian courts have ordered the involuntary liquidation of a company for having negative net assets even if the company has continued to fulfill its obligations and had net assets in excess of the minimum amount at the time of liquidation.

At December 31, 2003 and at prior dates, CTC Network, our most significant subsidiary, had net assets below the minimum charter capital required by law, as reported in its Russian statutory accounting statements. As of year end 2006, ten of our subsidiaries, including the Domashny Network, failed to meet the minimum net assets requirements. In 2006, approximately 8% of our consolidated revenues were attributable to these subsidiaries. None of these companies has applied for voluntary liquidation. We have not taken any steps to remedy the negative net asset value of these subsidiaries or included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

There has been no judicial or other official interpretation of what constitutes a ‘‘reasonable period’’ within which a company must act to liquidate. If Domashny or any of our other subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of the subsidiaries within our Television Station Groups would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries.

The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (an ‘‘effective parent’’) is capable of determining decisions made by another (an ‘‘effective subsidiary’’). The effective parent bears joint and several responsibility for transactions concluded by the effective subsidiary in carrying out these decisions if:

•	this decision-making capability is provided for in the charter of the effective subsidiary or in a contract between the companies; and

•	the effective parent gives obligatory directions to the effective subsidiary.

In addition, an effective parent is secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of an effective parent. This is the case no matter how the effective parent’s capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the effective parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in our position as an effective parent, we could be liable in some cases for the debts of our effective subsidiaries. Although the total indebtedness of our effective subsidiaries is currently immaterial, it is possible that we could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

Changes in the Russian tax system or arbitrary or unforeseen application of existing rules could materially adversely affect our financial condition.

Our tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period. We have at times accrued substantial amounts for probable contingent tax liabilities, a substantial portion of which accruals we have reversed as contingencies have been resolved favorably or changes in circumstances have occurred. The amounts currently accrued for probable tax contingencies may not be sufficient to meet any liability we may ultimately face. We have also identified possible tax contingencies of up to approximately $4.5 million for which we have not provided an accrual. Such possible tax contingencies could materialize and require us to pay additional amounts of tax.

Under Russian accounting and tax principles, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses of any other entity. Consequently, our overall effective tax rate may increase as we expand our operations, unless we are able to implement an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

The Russian tax system imposes additional burdens and costs on our operations in Russia, and complicates our tax planning and related business decisions. The uncertainty involved potentially exposes us to significant fines and penalties and enforcement measures despite our best efforts at compliance, and could result in a greater than expected tax burden on our subsidiaries. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia. This could adversely affect our business and the value of our common stock.

Any U.S. or other foreign judgments you may obtain against us may be difficult to enforce against us in Russia.

Although CTC Media is a Delaware corporation, subject to suit in U.S. federal and other courts, we have no operations in the United States, many of our assets are located in Russia, and most of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult meaningfully to enforce any U.S. or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

Risks relating to our stock

The price of our common stock may be volatile.

Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of February 19, 2007, approximately 25% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The relative immaturity of the trading market for our common stock and the limited liquidity may have a material adverse effect on the price of our common stock.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Insiders continue to have substantial control over us and could delay or prevent a change in corporate control.

As of February 19, 2007, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay change-of-control transactions.

Anti-takeover provisions of Delaware law and our charter documents may make a change in control of our company more difficult. For example:

•	Stockholders’ meetings may only be called by one of the Co-Chairmen of our board of directors, our Chief Executive Officer or the majority of the board of directors.

•	Our stockholders may not take action by written consent.

•	We have a classified board of directors, which means that our directors serve for staggered three-year terms and only one-third of our directors are elected each year. This structure may make it more difficult for an acquiror to take control of our company, which may make our company a less desirable acquisition target.

Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

In addition, we are party to a stockholders’ agreement with our three largest stockholders pursuant to which each of these stockholders has agreed not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders’ agreement.

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of over 75% of common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own a building in Moscow with office and production space of approximately 3,100 square meters. We also lease approximately 3,400 square meters of office and operations space in Moscow under leases that expire on December 31, 2008. The fiber optic cable that transmits our network signals to the satellite transmission center originates at our leased facilities.

In November 2006 we entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Pursuant to Russian law and market practice, the agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Under these preliminary agreements, we are obligated to enter into final lease agreements if the building is completed according to certain specifications and the state registration of title to the building is granted within the required timeframe. The building is scheduled to be available for occupancy by July 2008.

Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3. Legal Proceedings.

We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Market under the symbol CTCM. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Market (previously the NASDAQ National Market).

Period	High	Low
2006
First quarter	n/a	n/a
Second quarter (from June 1, 2006)	$18.75	$13.89
Third quarter	$25.49	$16.59
Fourth quarter	$28.66	$20.31

As of December 31, 2006, there were approximately 18 holders of record of our common stock. Because many of the shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these holders of record.

The closing price for our common stock on December 29, 2006, which is the last business day of our most recently completed fiscal year, was $24.01.

We have never paid cash dividends on our common stock. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock for the foreseeable future.

We registered shares of our common stock under the Securities Act in connection with our initial public offering. Our registration statement on Form S-1 (registration number 333-132228) was declared effective by the SEC on May 31, 2006. The offering commenced as of May 31, 2006 and has since terminated. Including shares sold pursuant to the exercise by the underwriters of their over-allotment option, 7,909,748 shares of our common stock were registered and sold in the IPO by us and an additional 19,270,580 shares of common stock were registered and sold by the selling stockholders named in the registration statement. All the shares were sold at a price to the public of $14.00 per share. The aggregate gross purchase price was $380.5 million.

The managing underwriters of the offering were Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. We and the selling stockholders paid the underwriters $19.6 million in underwriting discounts. We incurred approximately $1.4 million in other IPO-related expenses consisting of, among other things, legal, accounting and printing expenses.

Of the $105 million of net IPO proceeds to us, we have used $22 million to repay short-term loans from Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

We did not purchase any shares of our common stock in 2006.

Item 6.    Selected Financial Data.

You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and ‘‘Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’ The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands of US dollars, except share and per share data)
Statement of Income Data:
REVENUES:
Advertising (including related party revenue)	$46,643	$94,183	$153,775	$232,410	$357,334
Sublicensing (including related party revenue)	—	—	—	3,088	11,322
Other revenue (including related party revenue)	361	1,373	1,792	1,979	2,178
Total operating revenues	$47,004	$95,556	155,567	$237,477	$370,834
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and inclusive of stock-based compensation)	(4,973)	(6,837)	(9,381)	(12,747)	(15,774)
Selling, general and administrative (exclusive of depreciation and amortization and inclusive of stock-based compensation)	(10,426)	(24,550)	(30,450)	(41,229)	(56,297)
Amortization of programming rights	(14,703)	(24,683)	(45,215)	(77,351)	(118,026)
Amortization of sublicensing rights	—	—	—	(2,043)	(6,773)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(1,825)	(3,138)	(7,962)	(13,920)	(19,651)
Total operating expenses	(31,927)	(59,208)	(93,008)	(147,290)	(216,521)
Operating income (loss)	15,077	36,348	62,559	90,187	154,313
Foreign currency gains (losses)	(223)	517	695	(877)	1,579
Interest income (including related party interest income)	222	1,800	5,380	3,101	3,479
Interest expense (including related party interest expense)	(1,329)	(2,673)	(6,651)	(8,525)	(1,774)
Gain (losses) on sale of businesses	(65)	—	4,613	—	919

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands of US dollars, except share and per share data)
Other non-operating income (losses), net	(68)	(145)	(83)	206	(200)
Equity in income (loss) of investee companies	(85)	308	713	578	1,896
Income before income tax and minority interest	$13,529	$36,155	$67,226	$84,670	$160,212

	Year ended December 31,
	2002	2003	2004	2005	2006
	(in thousands of US dollars, except share and per share data)
Income tax (expense) benefit	2,046	(11,189)	(17,872)	(24,861)	(48,969)
Income attributable to minority interest	(223)	(941)	(1,904)	(2,514)	(4,918)
Net income	$15,352	$24,025	$47,450	$57,295	$106,325
Net income per share attributable to common stockholders:
Basic	$0.14	$0.13	$0.32	$0.39	$0.73
Diluted	$0.14	$0.10	$0.30	$0.37	$0.69
Weighted average common shares outstanding:
Basic	21,833,600	41,972,000	80,580,000	79,339,024	117,880,814
Diluted	113,148,800	51,050,400	156,570,711	154,344,956	154,077,957

	December 31,
	2002	2003	2004	2005	2006
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$7,882	$28,892	$29,677	$15,300	$176,542
Restricted cash(1)	—	35,900	35,978	105	120
Intangible assets, net	1,690	19,855	50,133	41,094	53,371
Goodwill	333	38,101	69,041	68,273	70,768
Programming rights, net	20,690	30,434	43,882	66,468	65,901
Sublicensing rights, net				1,836	7,611
Working capital	932	42,057	37,402	45,692	232,289
Total assets	49,472	179,292	293,221	273,697	484,797
Long-term loans(1)	—	35,900	20,184	37,188	210
Total stockholders’ equity	24,236	118,405	174,939	179,098	421,017

(1)	In August 2003, we entered into a loan agreement with a commercial bank pursuant to which we deposited an amount of cash in a restricted account equal to the principal amount of $35.9 million due under the loan. At December 31, 2003, this loan was accounted for as a long-term loan and at December 31, 2004 it was accounted for as a short-term loan as it matured in August 2005. In July 2005, we repaid the loan in full, resulting in a release of the cash held in the restricted account. In February 2006, we terminated this loan agreement.

Operating Data

	Year ended December 31,
	2002	2003	2004	2005	2006
CTC Network Operating Data:
Average audience share(1)	6.6%	9.2%	9.8%	10.3%	10.4%
Technical penetration(1)	69%	78%	83%	85%	86.6%
Number of owned-and-operated stations at period end(2)	8	13	13	14	17

(1)	Prior to 2002, audience share was measured in cities with more than 400,000 residents; from 2002 through 2005, it was measured in the larger universe of cities with more than 100,000 residents. Since 2001, the related technical penetration survey has likewise been conducted in this larger universe.

(2)	In addition, 11 unmanned repeater transmitters were in operation at year-end 2003, 16 at year-end 2004,17 at year-end 2005 and 19 at year-end 2006.

	Year ended December 31,	Year ended December 31,
	2005	2006
Domashny Network Operating Data:
Average audience share	1.0%	1.4%
Technical penetration	47%	58.2%
Number of owned-and-operated stations at period end(1)	4	7

(1)	In addition, two unmanned repeater transmitters were in operation at year-end 2005 and seven at year-end 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under ‘‘Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’ Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 330 television stations and local cable operators, including 17 owned-and-operated stations and 19 unmanned repeater transmitters. Domashny’s signal is broadcast by over 210 television stations and local cable operators, including eight owned-and-operated stations and seven unmanned repeater stations. The signals of CTC and Domashny cover approximately 100 million people and 58 million people in Russia, respectively.

We organize our operations into four business segments: CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group.

•	Networks. Each network is responsible for its broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Both the CTC Network and the Domashny Network generate substantially all of their revenues from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

•	Television Station Groups. The CTC Television Station Group manages its 17 owned-and-operated stations and 19 repeater transmitters. The Domashny Station Group manages its eight owned-and-operated stations and seven repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our Networks. Substantially all of our local advertising has been placed through Video International since January 2006.

Key Factors Affecting Our Results of Operations

Our results of operations are affected primarily by the overall demand for television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming.

Overall demand for television advertising in Russia has experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product (‘‘GDP’’), disposable income and consumer spending. Presently, the Russian advertising market is one of the largest and fastest growing in Europe. Despite this rapid growth, however, advertising spending in Russia, both on a per capita basis and as a percentage of GDP, remains low by international standards. We believe this indicates that the television advertising market is still relatively under-developed. We intend to capitalize on this growth by strengthening our position as a leading advertising platform for reaching consumers in Russia.

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

While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through the acquisition or launch of additional networks. In addition, we review opportunities to expand in adjacent Russian speaking markets where we can effectively and efficiently leverage our management and programming resources. Moreover, we evaluate opportunities from time to time in selected media sub-sectors that offer strong growth potential. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. Any such acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Initial Public Offering and Use of Proceeds

On June 1, 2006, we announced the pricing of the initial public offering (‘‘IPO’’) of our common stock at $14.00 per share. Of the 24,709,389 shares sold in the offering, 7,190,680 shares were offered by us and 17,518,709 shares were offered by selling stockholders. Additionally, the underwriters fully exercised on June 6, 2006, an over-allotment option to purchase 719,068 additional shares of common stock from CTC Media and 1,751,871 additional shares of common stock from certain selling stockholders. Our management and executive officers, our directors, the selling stockholders and our other major shareholders agreed to a lock-up period that ended on November 27, 2006.

We received net proceeds of $105.0 million from the sale of shares in the offering and aggregate exercise proceeds of $5.8 million from stock options exercised in connection with the IPO. We recognized approximately $1.4 million in other IPO-related expenses of which approximately $0.4 million was recorded as a reduction of additional paid-in capital and $1.0 million was expensed.

After the closing of the IPO, we had a total of 151,505,672 shares outstanding. Shares of our common stock are traded on the NASDAQ Global Market under the symbol ‘‘CTCM’’.

As of December 31, 2006, we had approximately $86.5 million of net proceeds remaining after using $22.0 million to repay short-term loans due to Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Television Advertising Sales

In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, two ‘‘sales houses,’’ Video International and NTV Media, control the placement of virtually all national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising.

Prior to 2006, local advertising sales at our owned-and-operated stations were generally placed directly by our in-house sales teams. Because of Video International’s strength in placing local advertising, beginning on January 1, 2006, we engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, revenue sold through Video International accounted for substantially all of our advertising revenues in 2006.

Legislation came into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising, reducing maximum advertising time to no more than 15% of total broadcasting time each day, while at the same time stipulating that no more than 20% of advertising time may be allotted for commercial advertising in any given hour. The legislation will further reduce the maximum permissible amount of advertising to no more than 15% per hour effective January 1, 2008. We responded to these regulatory changes by taking steps to increase the amount of advertising time allocated to the CTC Network by its affiliates and to implement rate increases in response to the decline in airtime available for advertising. We also partnered with Video International, our sales agent, to effectuate rate increases in response to the decline in airtime available for advertising that has resulted from the new law. Video International successfully negotiated an increase of over 20% in average advertising rates for the second half of 2006.

The price of television advertising is primarily driven by demand, reflecting the fact that the amount of available television advertising is relatively limited. In general, national television advertising in any particular time slot is sold on the basis of gross rating points (‘‘GRPs’’), which refers to a particular measure of the population that has been watching a given broadcaster during a given 30-second time slot. Local television advertising, on the other hand, is currently sold by time (in 30 second slots) in some Russian cities, rather than by GRPs. Video International is seeking to restructure local sales to be sold on a GRP basis in larger Russian cities where audience shares are individually reported. It currently sells a portion of local advertising on the basis of GRPs, primarily in Moscow and St. Petersburg.

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

Television advertising sales vary over the course of the year. As a result of seasonality trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2004 and 2005, approximately 37% of our total advertising revenues for each year were generated in the fourth quarter. In 2006, however, the percentage of total advertising revenues generated in the fourth quarter decreased to approximately 32% mainly due to the effect that the success of our primetime ‘‘hit’’ series Born Not Pretty had on our revenues during the first half of 2006. We broadcast the first episode of Born Not Pretty in primetime in September 2005 and we broadcast the last episode in July 2006. Additionally, our audience share for the CTC Network in the fourth quarter of 2006 was negatively impacted by the relative underperformance of a few of our primetime shows during the fall season.

We expect that our future growth in advertising revenue will depend primarily on increases in the price of our advertising and our ability to increase our advertising inventory. At the national level, our ability to increase our advertising inventory depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell. At the local level, the acquisition of additional owned-and-operated stations would provide us with additional local advertising time to sell.

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

We believe that the strength of our business relationship with Video International has grown as our business has grown. As a result, we have recently been able to secure more favorable commercial terms from Video International. From January 1, 2006, we pay Video International a fixed commission of 13% of gross advertising sales placed on the CTC Network. Prior to that, we paid variable commission rates to Video International that averaged 17.9% and 15.5% in 2004 and 2005, respectively. From the launch of our Domashny Network, we have paid Video International a fixed commission of 12% of gross advertising sales placed on the Domashny Network. The commission rate payable by our Television Station Groups is 15% of gross advertising sales placed on the owned-and-operated stations that have retained Video International to place their advertising. Local advertising sales generally command a higher rate of commission given that local advertising placements do not benefit from the economies of scale available to national sales.

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

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing substantially all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues in future years will be denominated in rubles as contracts from previous years that were denominated in US dollars expire.

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

We receive copies of all contracts entered into between Video International and advertisers in respect of our network advertising, including agreed pricing terms, and we verify the revenues under these agreements based on the contract terms and the advertising spots that we air for the advertisers. We are in the process of implementing a similar monitoring process at the local level, where most advertising sales have been handled by Video International only since the beginning of 2006. Although our agreements with Video International do not contain specific provisions regarding audit procedures, this monitoring process enables us to verify revenues and related data reported by Video International.

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

In November 2006, we acquired 100% of a station in Kemerovo for cash consideration of $1.7 million.

In November 2006, we also sold our 100% interest in a radio station located in Samara for total cash consideration of $0.6 million and recognized a $0.1 million gain on the sale.

In February 2007, we acquired the remaining 50% interest in a station located in Samara, bringing our ownership in this station to 100%, for cash consideration of $4.6 million.

In February 2007, we also acquired a 100% interest in a station located in Rostov for a total purchase price of $2.7 million, consisting of $2.6 million in cash consideration and $0.1 million in assumed debt.

Office Space

We have entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Under these preliminary agreements, we are obligated to enter into final lease agreements if the building is completed according to certain specifications and the state registration of title to the building is granted within the required timeframe. We can however cancel the preliminary agreements prior to signing the final lease agreements, in which case we would forfeit the security deposit paid of $1.7 million (at exchange rates as of December 31, 2006) and be required to pay certain other expenses incurred by the landlord on our behalf.

The building is scheduled to be available for occupancy by July 2008. If we consummate the final lease agreement under the currently agreed terms, we will pay a base annual rent commencing as of the occupancy date of approximately $8.6 million ($716 per square meter at exchange rates as of December 31, 2006). The rent is payable in rubles, but the rate will fluctuate based on the exchange rate between the ruble and the dollar and the ruble and the Euro, with annual increases after the second year of between 3% and 6% based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.2 million ($519 per square meter at exchange rates as of December 31, 2006) to compensate us for a portion of its fit-out costs. The final lease agreements would require us to pay an annual fee for property management and utilities of approximately $1.3 million (at exchange rates as of December 31, 2006) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. Once we enter into the final lease, we may terminate the lease for any reason during the first five years upon twenty months’ written notice, the payment of $3.5 million (at exchange rates as of December 31, 2006) and the forfeiture of the security deposit. We may terminate the lease during the remaining five years of the final lease agreement for any reason upon twelve months’ written notice.

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

For 2006 we have recognized approximately $7.2 million in total stock-based compensation costs. The compensation costs related to these options is included in our consolidated statement of income as a component of selling, general and administrative expenses, except for $0.1 million that was classified in direct operating expenses.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2006. The preparation of these consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

Foreign currency translation

Prior to January 1, 2006, our functional currency was the US dollar. Beginning in January 2006, Video International began placing all our advertising sales in rubles. As a result, a substantial amount of our advertising revenues for 2006 was denominated in rubles. Going forward substantially all of our advertising revenues will be denominated in rubles, as longer-term advertising contracts denominated in US dollars expire and are replaced with contracts denominated in rubles. Accordingly, we re-evaluated the functional currency criteria under SFAS No. 52, Foreign Currency Translation, and determined that beginning in 2006, the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, since January 1, 2006, the financial statements of our Russian subsidiaries are translated into US dollars using the current rate method. We translate assets and liabilities at the rate of exchange prevailing at the applicable balance sheet date and stockholders’ equity is translated at the applicable historical rate. We translate revenue and expenses at monthly average rates of exchange. Translation gains and losses are included as part of the accumulated other comprehensive income. We adopted this change in our functional currency prospectively beginning January 1, 2006, in accordance with SFAS No. 52.

Programming rights

Our largest operating expense consists of the amortization of the cost of obtaining programming rights, substantially all of which we license from studios and third-party production houses. Programming rights are stated at the lower of their amortized cost or net realizable value. We record the cost of acquired programming rights as an asset only after we have the rights that give us immediate access to the materials needed to broadcast the related program. Once recorded, we amortize these programming rights in accordance with the policy described below. Programming rights that we expect to amortize within one year are classified as current assets.

The amortization policy we apply to the costs of our programming rights varies in accordance with the type of programming being amortized and the expected revenues from each run of such programming.

For foreign programming, which includes movies, series and animation, we amortize the cost of the programming on a straight-line basis over the licensed number of runs. Russian-produced movies and animation are also amortized on a straight-line basis over the licensed number of runs. We expense Russian-produced shows that we commission as they are aired.

Prior to July 1, 2005, we amortized Russian-produced series and sitcoms on a straight-line basis over the licensed number of runs, but not more than three runs. Starting July 1, 2005, we changed to a more accelerated amortization policy for Russian series and sitcoms based on changing patterns of historic and estimated future revenues from this type of programming in light of changes to our programming schedule, our audience share performance and projected increases in the price of advertising. After the change, Russian series with twenty episodes or less and sitcoms irrespective of the number of episodes are amortized 45% after the first run, 35% after the second run and 20% after the third run, when a license provides for three or more runs. When a license provides for two runs, we amortize the cost of Russian series and sitcoms 60% after the first run and 40% after the second run. Russian series with more than twenty episodes are amortized 60% after the first run, 30% after the second run and 10% after the third run, when a license provides for three or more runs. When a license provides for two runs, these series are amortized 70% after the first run and 30% after the second run.

From time to time, we obtain extensions of licenses for additional runs of successful foreign and Russian series, sitcoms and movies. We treat these extensions as new licenses and amortize them in accordance with the above policy.

Based on our analysis of advertising revenues, we believe that our amortization policy appropriately allocates the cost of programming rights with revenues earned. We review our amortization policy each quarter to ensure its continued appropriateness in light of changes in the Russian television advertising market, viewing patterns, our programming mix and schedule and our Networks’ audience share. We carry program rights on our balance sheet at the lower of amortized cost or net realizable value. We review the carrying amounts of our programming rights on a quarterly basis or more frequently if determined necessary.  If the carrying amount of any programming right exceeds its expected future revenues, we write down the carrying value to net realizable value. We recognized impairment charges on our programming rights of $4.7 million, $5.4 million and $3.7 million for 2004, 2005 and 2006, respectively.

Stock-based compensation expense

On January 1, 2006, we adopted SFAS No. 123-R, Share-Based Payment, under the modified prospective method. Under SFAS No. 123-R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income; pro forma disclosures are no longer permitted. The cost of the equity instruments should be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Since we had previously accounted for our stock-based compensation plans sunder the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or results of operations.

We estimate the fair value of stock options at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than our employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the options, and the fair value of our common stock on the date of grant.

Since our IPO in June 2006, we determine the fair value of our common stock by using closing prices as quoted on the NASDAQ Global Market. However, for stock options granted before our IPO on June 1, 2006, we determined the fair value of our common stock as of the date of grant using the income approach. Under the income approach, we forecast net cash flows from our business operations based on projected earnings for a discrete forecast period and then apply appropriate discount rates to these estimated future cash flows. When using the income approach method to value our common stock, we were required to make significant assumptions to estimate future cash flows and the appropriate discount rate to be applied to those cash flows, including, but not limited to, assumptions related to:

•	the future size and development of the Russian television advertising market;

•	our projected audience share;

•	our estimated advertising market share;

•	the development of various categories of expenses relative to prior years and to inflation expectations going forward;

•	the time value of money;

•	future rates of inflation; and

•	Russia-specific risks and other risks inherent in the ownership of our shares.

When calculating the value of one share of our common stock under the income approach, we divided the fair value of the company by the total common stock equivalents outstanding. We had convertible preferred stock outstanding until the completion of our IPO in June 2006. Preferred stock was included in the total common stock equivalents outstanding on an as-converted-to-common-stock basis. We did not assume a greater per share value for our preferred stock given the relative value of the liquidation preference payable to certain holders of our preferred stock compared to our estimated value of our company.

Volatility is another key input in the Black-Scholes option pricing model. For stock options granted before our IPO on June 1, 2006, we used the minimum value method, which assumes expected volatility of zero. However, for stock option grants occurring after our IPO, we estimated the volatility of our common stock by considering the volatility of the stock of other public companies in the media industry and in Russia. The transition away from the minimum value method has contributed to the higher valuation of our stock options granted after IPO and to the increase in the related compensation expense.

Accounting for acquisitions; goodwill and other intangible assets

In accordance with SFAS No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. If we had made different estimates, the amount of the purchase price attributable to intangible assets and goodwill would have changed, resulting in changes to the annual amortization charge recorded in the Consolidated Statements of Income and Comprehensive Income as well as reclassifications between goodwill and intangible assets.

We assess the carrying value of intangible assets with indefinite lives and goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review are: under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.

Our annual assessment of the carrying values of intangible assets with indefinite lives and goodwill is based on discounted projected future cash flows. When an impairment review is undertaken, whether it be our annual assessment or if events or changes in circumstances indicate such carrying value may not be recoverable, significant judgment is required in estimating projected future cash flows including the determination of certain variables: discount rates, terminal values, the number of years on which to base the cash flow projections as well as the assumptions and estimates used to determine the cash inflows and outflows. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

Tax provisions and valuation allowance for deferred tax assets

In the course of preparing financial statements in accordance with US GAAP and for tax other than income tax, we record potential tax loss contingency provisions under the guidelines of SFAS No. 5, Accounting for Contingencies. In general, SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably determinable. In addition, we record income tax and deferred tax provisions under the guidelines of SFAS No. 109, Accounting for Income Taxes. Significant judgment is required to determine when such provisions should be recorded and, when facts and circumstances change, when such provisions should be released.

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 due to ambiguities in and evolution of Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. With respect to certain issues, the risk of ultimately losing in court is more than remote, although we believe that it is not probable. We have also identified possible tax contingencies of up to approximately $4.5 million as of December 31, 2006, for which we have not provided an accrual. Such possible tax contingencies could materialize and require us to pay additional amounts of tax. We cannot guarantee that the amount and timing of an unfavorable resolution of any tax contingency would not have a material adverse effect on our results of operations in a particular period.

In the fourth quarter of 2006, our wholly owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.4 million (at exchange rate as of December 31, 2006) relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, we filed a lawsuit disputing the claim, and the court ruled in our favor in December 2006. While we intend to defend our position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, it is possible that the tax inspectorate could also claim significant late payment interest. We do not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in our financial statements.

We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Consolidated statement of income data

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Revenues:
Advertising	98.8%	97.9%	96.4%
Sublicensing and other	1.2	2.1	3.6
Total operating revenues	100.0	100.0	100.0
Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(6.0)	(5.4)	(4.3)
Selling, general and administrative (exclusive of depreciation and amortization)	(19.6)	(17.4)	(15.2)
Amortization of programming rights	(29.1)	(32.6)	(31.8)
Amortization of sublicensing rights	—	(0.9)	(1.8)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.1)	(5.9)	(5.3)
Total operating expenses	(59.8)	(62.0)	(58.4)
Operating income	40.2	38.0	41.6
Foreign currency gains (losses)	0.4	(0.4)	0.4
Interest income	3.5	1.3	0.9
Interest expense	(4.3)	(3.6)	(0.5)
Gains on sale of businesses	3.0	—	0.3
Other non-operating income (losses), net	(0.1)	0.1	(0.1)
Equity in income of investee companies	0.5	0.2	0.6
Income before income tax and minority interest	43.2	35.7	43.2
Income tax expense	(11.5)	(10.5)	(13.2)
Income attributable to minority interest	(1.2)	(1.1)	(1.3)
Net income	30.5%	24.1%	28.7%

Comparison of Consolidated Results of Operations for the Years ended December 31, 2004, 2005 and 2006

Total operating revenues

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$115,288	$168,669	$264,733
Change period-to-period	—	46.3%	57.0%
Domashny Network	—	9,346	20,649
Change period-to-period	—	—	120.9%
CTC Television Station Group	37,712	51,741	74,765
Change period-to-period	—	37.2%	44.5%
Domashny Television Station Group	2,955	7,761	11,566
Change period-to-period	—	162.6%	49.0%
Eliminations and other	(388)	(40)	(879)
Total	$155,567	$237,477	$370,834
Change period-to-period	—	52.7%	56.2%

Our total operating revenues grew by approximately 52.7% and 56.2%, respectively, when comparing 2004 to 2005 and 2005 to 2006. The increase in revenues reflects the continued growth of the Russian television advertising market and the strength of our television networks in delivering their target audiences. On an annual basis, our revenue growth has historically outpaced the growth of the Russian television market overall, and we have continued to grow our audience shares. In addition, the increase in our revenues when comparing 2005 to 2006 was partially due to the fact that a significant majority of our advertising revenues for 2006 was denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar in 2006 resulted in approximately a 4.0% increase in our advertising revenues.

Advertising revenues

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$113,737	$165,003	$253,321
Change period-to-period	—	45.1%	53.5%
Domashny Network	—	9,344	20,647
Change period-to-period	—	—	121.0%
CTC Television Station Group	36,803	50,412	73,549
Change period-to-period	—	37.1%	45.9%
Domashny Television Station Group	2,920	6,345	9,436
Change period-to-period	—	117.3%	48.7%
Eliminations and other	315	1,306	382
Total	$153,775	$232,410	$357,335
Change period-to-period	—	51.1%	53.8%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.    Advertising revenues for the CTC Network increased by 45.1% and 53.5%, respectively, when comparing 2004 to 2005 and 2005 to 2006. This increase was principally due to the continued growth of television advertising in Russia from $1.7 billion in 2004 to $2.3 billion in 2005, and then to $3.2 billion in 2006, which resulted in a general increase in our advertising rates. The increase in our advertising revenues over the period under review was, to a lesser extent, also due to an increase in our audience share on the CTC Network from 9.8% in 2004 to 10.3% in 2005 and to 10.4% in 2006.

The increase in our audience share was partially the result of broadcasting of our highly successful series Born Not Pretty. This series, which made its debut in September 2005, was the CTC Network’s most successful program to date in terms of audience share, and generated an average overall primetime audience share of 24.1% during the period from September 5, 2005 to December 31, 2005, and 28.8% while being broadcast during primetime from January 16, 2006 until July 7, 2006. This level of audience share is significantly higher than the average audience share of any other series or sitcom broadcast on the CTC Network. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect that we will be able to replace Born Not Pretty with programming that is as successful as this series. For example, primarily as a result of the conclusion of this series, our audience share on the CTC Network for the fourth quarter of 2006 was approximately 9.0%, which was lower than its audience share for the first three quarters of 2006. We also anticipate that our audience share on the CTC Network for the first half of 2007 will be below 2006 levels for the same reason.

The impact of the factors noted above on our revenues was partially offset by the effect of the legislation which came into effect on July 1, 2006 and imposed stricter limitations on airtime available for advertising. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Television Advertising Sales’’ for more information about this new legislation. Additionally, our audience share on the CTC Network in the fourth quarter of 2006 was negatively impacted by the relative underperformance of a few of our primetime shows during the fall season.

Domashny Network.    The Domashny Network contributed $9.3 million and $20.6 million, respectively, to our consolidated advertising revenues for 2005 and 2006. This is equal to 4.0% and 5.8%, respectively, of our consolidated advertising revenues. The Domashny Network was launched on March 6, 2005. As a result, 2006 was its first full year of operation.

Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 37.1% and 45.9%, respectively, when comparing 2004 to 2005 and 2005 to 2006. The increase in revenues during the periods under review was primarily the result of increased advertising rates. Advertising rates generally increased during the periods under review due to an overall increase in the demand for television advertising in Russia. Beginning in the third quarter of 2006, however, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30.0% to 25.0%. Additionally, the new advertising legislation introduced on July 1, 2006 reduced the airtime available for advertising. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Television Advertising Sales’’ for more information about this reallocation of advertising time and this new legislation.

The Domashny Television Station Group contributed $2.9 million, $6.3 million and $9.4 million, respectively, to our consolidated advertising revenues for 2004, 2005 and 2006, amounting to 1.9%, 2.7% and 2.6%, respectively, of our consolidated advertising revenues in those years.

Prior to January 2006, the internal sales teams at our Television Station Groups were responsible for advertising sales, with only limited assistance from local advertising agencies. From January 2006, our Television Station Groups engaged Video International to act as their exclusive sales house for advertising sales.

Sublicensing and other revenues

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$1,551	$3,667	$11,412
Change period-to-period	—	136.4%	211.2%
Domashny Network	—	2	3
Change period-to-period	—	—	50.0%
CTC Television Station Group	909	1,330	1,217
Change period-to-period	—	46.3%	(8.5)%
Domashny Television Station Group	34	1,414	2,130
Change period-to-period	—	4058.8%	50.6%
Eliminations and other	(702)	(1,346)	(1,262)
Total	$1,792	$5,067	$13,500
Change period-to-period	—	182.8%	166.4%

Networks.    The substantial increase in sublicensing and other revenues at the CTC Network level primarily resulted from the sublicensing of programming that we had commissioned, such as Born Not Pretty, Cadets and Peter the Magnificent, to Studio 1+1 in Ukraine. Additionally, we recognized $2.6 million in December 2006 from the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Television Station Groups.    Other revenues for the CTC Television Station Group primarily represent fees received for transmission. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups’ sublicensing and other revenues are eliminated in consolidation.

Total operating expenses

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$(58,247)	$(84,828)	$(125,021)
Change period-to-period	—	45.6%	47.4%
Domashny Network	—	(16,594)	(25,276)
Change period-to-period	—	—	52.3%
CTC Television Station Group	(21,228)	(23,779)	(26,692)
Change period-to-period	—	12.0%	12.2%
Domashny Television Station Group	(4,754)	(14,164)	(21,031)
Change period-to-period	—	197.9%	48.5%
Eliminations and other	(8,779)	(7,925)	(18,501)
Total	$(93,008)	$(147,290)	$(216,521)
Change period-to-period	—	58.4%	47.0%
% of total operating revenues	59.8%	62.0%	58.4%

Our total operating expenses as a percentage of operating revenues amounted to 59.8%, 62.0% and 58.4%, respectively, in 2004, 2005 and 2006. As we pursue our growth strategy, we continue to manage our costs by taking a disciplined approach to expanding our operations. The structure of our networks, which is based on the traditional US broadcasting model, has enabled us to minimize investments in our infrastructure, while seeking to maximize viewing audience.

Direct operating expenses

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$(4,645)	$(4,522)	$(5,158)
Change period-to-period	—	(2.6)%	14.1%
Domashny Network	—	(2,186)	(2,793)
Change period-to-period	—	—	27.8%
CTC Television Station Group	(4,577)	(3,945)	(4,984)
Change period-to-period	—	(13.8)%	26.3%
Domashny Television Station Group	(713)	(2,660)	(3,333)
Change period-to-period	—	273.1%	25.3%
Eliminations and other	554	566	494
Total	$(9,381)	$(12,747)	$(15,774)
Change period-to-period	—	35.9%	23.8%
% of total operating revenues	6.0%	5.4%	4.3%

Networks.    At the Network level, direct operating expenses principally comprise the salaries of our Networks’ engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues were 4.0%, 2.7%, and 1.9%, respectively, in 2004, 2005 and 2006. At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues were 23.4% to 13.5%, respectively, in 2005 and 2006.

Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues amounted to 12.1%, 7.6% and 6.7%, respectively, in 2004, 2005 and 2006.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues were 24.1%, 34.3% and 28.8%, respectively, in 2004, 2005 and 2006. Direct operating expenses as a percentage of this segment’s total operating revenues is higher than that of the CTC Television Station Group reflecting the start-up of operations.

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

Selling, general and administrative expenses

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$(11,169)	$(12,384)	$(12,785)
Change period-to-period	—	10.9%	3.2%
Domashny Network	—	(4,747)	(5,981)
Change period-to-period	—	—	26.0%
CTC Television Station Group	(11,455)	(13,326)	(13,831)
Change period-to-period	—	16.3%	3.8%
Domashny Television Station Group	(1,184)	(4,609)	(6,628)
Change period-to-period	—	289.3%	43.8%
Eliminations and other	(6,642)	(6,163)	(17,072)
Total	$(30,450)	$(41,229)	$(56,297)
Change period-to-period	—	35.4%	36.5%
% of total operating revenues	19.6%	17.4%	15.2%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues amounted to 9.7%, 7.3% and 4.8%, respectively, in 2004, 2005 and 2006. The increase in selling general and administrative expenses in absolute terms over the three-year period under review is due in part to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006. When comparing 2005 and 2006, the impact of salary increases was offset by the first quarter reduction in the headcount of our CTC Network sales and support personnel by approximately 30 people as a result of our engagement of Video International to make local advertising sales. This resulted in a severance charge of $0.2 million which was expensed in the fourth quarter of 2005. Increases in advertising and promotional expenses from $1.9 million in 2004 to $3.1 million in 2005 and to $3.3 million in 2006 also contributed to the increase in absolute terms of selling, general and administrative expenses for the three-year period under review.

Stock-based compensation expense was $1.1 million, $0.4 million and $0.1 million, respectively, in 2004, 2005 and 2006. Stock-based compensation expense at the CTC Network relates to a stock appreciation right granted to our Chief Executive Officer in 2003. This stock appreciation right became fully vested in the second quarter of 2006. The impact of the Chief Executive Officer’s stock options granted in conjunction with the IPO is accounted for at the parent company level.

Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue were 50.8% and 29.0% in 2005 and 2006, respectively. This decrease reflects growth in Domashny Network’s revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to increases in salaries and benefits, and promotional expenses. As we continue to build the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues.

CTC and Domashny Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues amounted to 30.4%, 25.8% and 18.5%, respectively, in 2004, 2005 and 2006. The decrease in this expense as a percentage of this segment’s total operating revenues is principally the result of strong revenue growth and the decrease in the headcount of this segment’s sales and support personnel, as discussed below. In absolute terms, selling, general and administrative expenses increased primarily due to increases in advertising and promotion expenses.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues were 40.1%, 59.4% and 57.3%, respectively, in 2004, 2005 and 2006. In absolute terms, selling, general and administrative expenses increased between the periods primarily due to increases in advertising and promotion, as well as increases in salaries and benefits. Advertising and promotion expenses increased between the periods due to additional promotion campaigns at our newly acquired stations. Salaries and benefits increased between the periods due to raises effectuated at the beginning of each year, as well as from the addition of three new Domashny stations during 2006.

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in our Television Station Groups, we decreased the headcount of the sales and support personnel in our Television Station Groups by 170 in the beginning of 2006, resulting in $0.4 million in severance costs that were expensed in the fourth quarter of 2005. Despite the decrease in sales headcount, our Television Station Group’s selling, general and administrative expense continued to increase in 2006 as a result of new station acquisitions, increased marketing and promotional expenses and headcount growth outside the sales function. We expect selling, general and administrative expenses in out Television Stations Groups to continue to grow in absolute terms, but to decrease as a percentage of total segment operating revenues.

Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $6.4 million, $5.7 million and $10.2 million, respectively, for 2004, 2005 and 2006. The general rise in these expenses over the three-year period at the corporate level is mainly due to the expansion of our corporate function in order to address the requirements of becoming a publicly traded company. Due to additional headcount, annual compensation increases, and increased board member fees, salaries and benefits amounted to $1.9 million, $2.5 million and $4.5 million, respectively, for 2004, 2005 and 2006. Additionally, in 2006 we expensed approximately $1.0 million in IPO-related costs, and incurred approximately $1.1 million in management consulting fees for advice on strategic and organizational issues and $0.8 million in directors and officers insurance premiums.

Corporate stock-based compensation expense amounted to nil, $0.2 million and $7.1 million, respectively, for 2004, 2005 and 2006. This increase over the periods under review resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO.

We expect our general and administrative expenditures at the corporate level to increase during 2007 and subsequent years due to expenses associated with being a publicly traded company, increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

Amortization of programming rights

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$(41,647)	$(64,768)	$(99,249)
Change period-to-period	—	55.5%	53.2%
Domashny Network	—	(9,291)	(15,954)
Change period-to-period	—	—	71.7%
CTC Television Station Group	(2,249)	(2,643)	(2,933)
Change period-to-period	—	17.5%	10.9%
Domashny Television Station Group	(798)	(440)	(39)
Change period-to-period	—	(44.9)%	(91.1)%
Eliminations and other	(521)	(209)	149
Total	$(45,215)	$(77,352)	$(118,026)
Change period-to-period	—	71.1%	52.6%
% of total operating revenues	29.1%	32.6%	31.8%

CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues amounted to 36.1%, 38.4% and 37.5%, respectively, for 2004, 2005 and 2006. The increase in amortization of programming rights for the CTC Network over the periods in absolute terms was due primarily to increases in the cost of programming, particularly foreign movies and Russian-produced programming. Effective July 1, 2005, we began amortizing our Russian series and sitcoms on a more accelerated basis, which resulted in an increase in our amortization expense of approximately $2.9 million for 2005 compared to 2004 and $4.4 million for 2006 compared to 2005. Impairment charges amounted to $4.7 million, $5.4 million and $3.7 million, respectively, for 2004, 2005 and 2006. For 2007, we expect our programming costs to continue to increase in response to intense competition for quality programming.

Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues amounted to 99.4% and 77.3% when comparing 2005 to 2006. As 2005 was the first year of operation of Domashny Network, we used programming to build audience share to attract viewers to the new product and to recruit new affiliates. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2007 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming has historically been limited. Governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. We view this action primarily as a positive attempt to standardize the local content requirements in our CTC licenses, some of which previously contained higher or lower local content requirements. However, compliance with the provision could increase our local programming costs.

Amortization of sublicensing rights

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	—	$(2,043)	$(6,773)
Total	—	$(2,043)	$(6,773)
Change year-on-year	—	—	231.6%
% of total operating revenues	—	0.9%	1.8%

Amortization of sublicensing rights was nil, $2.0 million and $6.8 million, respectively, for 2004, 2005 and 2006. From the third quarter of 2005, we began to sublicense programs that we had commissioned for the CTC Network, such as Born Not Pretty, Kadets and Peter the Magnificent to Studio 1+1 in Ukraine. Additionally, we amortized $2.1 million in December 2006 related to the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
CTC Network	$(786)	$(1,111)	$(1,056)
Change period-to-period	—	41.3%	(5.0)%
Domashny Network	—	(370)	(548)
Change period-to-period	—	—	48.0%
CTC Television Station Group	(2,948)	(3,865)	(4,945)
Change period-to-period	—	31.1%	27.9%
Domashny Television Station Group	(2,059)	(6,455)	(11,031)
Change period-to-period	—	213.5%	70.9%
Eliminations and other	(2,169)	(2,119)	(2,071)
Total	$(7,962)	$(13,920)	$(19,651)
Change period-to-period	—	74.8%	41.2%
% of total operating revenues	5.1%	5.9%	5.3%

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

Networks.    At the Network level, the depreciation of broadcasting equipment, computer hardware and office furniture represents the principal component of this expense. This expense remained relatively constant in absolute terms for the three-year period under review.

CTC Television Station Group.    As a percentage of this segment’s operating revenues, depreciation and amortization expense amounted to 7.8%, 7.5% and 6.6%, respectively, for 2004, 2005 and 2006. In absolute terms depreciation and amortization increased from 2004 to 2005 due to our purchase in 2004 of the remaining minority interest in CTC-Moscow and ownership interests in two other owned-and-operated stations in this segment. In 2006, depreciation and amortization increased further as we acquired a station in Barnaul. For 2007, we expect total depreciation and amortization expense of the CTC Television Station Group to increase in absolute terms as we amortize intangible assets in connection with the acquisitions of new stations, but to decrease as a percentage of this segment’s operating revenues.

Domashny Television Station Group.    Depreciation and amortization expense amounted to 69.7%, 83.2% and 95.4%, respectively, for 2004, 2005 and 2006. The principal component of this segment’s depreciation and amortization expense relates to the acquisition in the third quarter of 2004 of majority interests in the four television stations that we acquired to launch the Domashny Network. In connection with this transaction, we allocated approximately $28.2 million to the acquired intangible assets based on their relative fair values. In 2006, we acquired an additional three television stations for this television station group. For 2007, we expect the depreciation and amortization expense of the Domashny Television Station Group to increase slightly in absolute terms due to recent acquisitions.

Other.    Other depreciation and amortization expense consists primarily of the amortization expense of $2.0 million recorded in each of the years under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network.

Foreign currency gains (losses)

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Foreign currency gains (losses)	$695	$(877)	$1,579
Change period-to-period	—	(226.3)%	(280.1)%

Prior to January 1, 2006, the gains and losses from the measurement of monetary assets and liabilities that were not denominated in dollars were credited or charged to our consolidated statements of income. Therefore, the foreign currency gains and losses shown in 2004 and 2005, respectively, relate to the impact of exchange rate fluctuations of our ruble-denominated assets.

Effective January 1, 2006, the functional currency of our Russian subsidiaries changed to the ruble from the US dollar, but we retained the US dollar as our reporting currency. In 2006, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities.

Interest income

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Interest income	$5,380	$3,101	$3,479
Change period-to-period	—	(42.4)%	12.2%

Our interest income consists of interest earned on our bank accounts. During 2004 and first half of 2005, a substantial portion of our interest income was attributable to interest earned on a blocked account with a balance of $35.9 million of restricted cash that served as collateral for a loan of the same amount from Raiffeisen Zentralbank to the CTC Network. We entered into this loan arrangement so that we could deduct the interest payments for Russian tax purposes. The blocked account was released in July 2005 when we repaid the loan, and the loan agreement was terminated in February 2006. In 2006 our interest income primarily represents interest earned on our IPO proceeds received in early June.

Interest expense

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Interest expense	$(6,651)	$(8,525)	$(1,774)
Change period-to-period	—	28.2%	(79.2)%

In the period under review, our principal interest expense was interest paid on loans extended by Alfa and Raiffeisen Zentralbank to the CTC Network. In 2003, we borrowed $35.9 million from Raiffeisen Zentralbank, with interest payable at a rate of 14% per year, plus a 1% annual commission that we accounted for as interest. The various loans outstanding from Alfa for the period under review accrued interest at annual rates that varied from 10.25% to 15%. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’. The decrease in interest expense in 2006 is due to the full repayment of our loan with Raiffeisen Zentralbank in the third quarter of 2005 and our loans with Alfa Bank in the second quarter of 2006.

Gain on sale of businesses

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Gain on sale of businesses	$4,613	—	$919

In July 2004, we sold our 50% interest in Radio Maximum, resulting in a gain of $4.6 million.

In April 2006, we sold our 85% interests in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a $0.8 million gain on the sale.

In November 2006, we sold our 100% interest in a radio station located in Samara for total cash consideration of $0.6 million and recognized a $0.1 million gain on the sale.

Equity in income of investee companies

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Equity in income of investee companies	$713	$578	$1,896
Change period-to-period	—	(19.0)%	228.3%

Under the equity method, we record our interest in the stations’ results of operations as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it. We accounted for the Perm station in our CTC Television Station Group using the equity method until November 2004 when we acquired a further 35% interest in this station and began consolidating its results. Our interest in Radio Maximum was also accounted for using the equity method until July 2004 when we sold it. The change in method of accounting for the Perm station and the sale of our interest in Radio Maximum are the principal reasons for the decrease in equity in income of investee companies from 2004 to 2005. Beginning in December 2005, we began accounting for our newly acquired Novosibirsk station under the equity method. In 2006 our equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations, over which we do not have effective control and which we account for under the equity method.

Income tax expense

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Income tax expense	$(17,872)	$(24,861)	$(48,969)
Change period-to-period	—	39.1%	97.0%

Our effective tax rate was approximately 27%, 29% and 31%, respectively, for 2004, 2005 and 2006. The increase in our effective tax rate when comparing 2004 to 2005 reflects increases in both non-offsettable losses and non-deductible expenses as a percentage of income before tax. The increase in our effective tax rate when comparing 2005 to 2006 reflects an increase in non-deductible expenses as a percentage of income before tax offset by the decrease in non-offsettable losses. The increase in non-deductible expenses was primarily due to additional non-deductible stock-based compensation expense in our US entity due to the grant of stock options to members of management upon the closing of the IPO. We are unable to deduct stock-based compensation expense for option grants to employees who are not US residents.

Income attributable to minority interest

	Year ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Income attributable to minority interest	$(1,904)	$(2,514)	$(4,918)
Change period-to-period	—	32.1%	95.6%

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

Other comprehensive income

Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method, resulting in translation adjustments of $18.0 million to our consolidated financial statements that were recorded as other comprehensive income in 2006.

Consolidated Financial Position — Significant Changes in our Consolidated Balance Sheets at December 31, 2006 Compared to December 31, 2005

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $6.0 million to $8.6 million at December 31, 2005 to December 31, 2006. This increase in accounts receivable is primarily due to an increase in revenue.

Prepayments

Current prepayments increased from December 31, 2005 to December 31, 2006 primarily due to payments related to programming not yet available for its first showing. Programming prepayments are reclassified as programming rights once the related programming material is available to be shown on our Networks.

Broadcasting licenses

Broadcasting licenses increased from December 31, 2005 to December 31, 2006 due to the acquisition of four owned-and-operated stations during 2006. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Acquisitions and Disposals.’’

Sublicensing rights

Sublicensing rights as shown on our balance sheet increased from December 31, 2005 to December 31, 2006 primarily due to a reclassification of programming costs in 2006 given our expectation that we will sublicense certain Russian mini-series originally commissioned by us.

Short-term and long-term loans

Short-term and long-term loans decreased significantly from December 31, 2005 to December 31, 2006 due to our full repayment of both our line of credit and the term loan that were outstanding with Alfa Bank on December 31, 2005.

Deferred tax asset

Deferred tax asset increased significantly from December 31, 2005 to December 31, 2006 mainly due to the increase in the difference between the US GAAP book basis and tax basis of programming rights. We amortize programming rights in our US GAAP accounts on a more accelerated basis than for tax purposes.

Other current assets

Other current assets increased from December 31, 2005 to December 31, 2006 mainly due to an increase in VAT receivable and advance payments made to Video International.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations, loans from Alfa Bank, the private placement of equity and our recent IPO. At December 31, 2006, we had $176.5 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	2004	2005	2006
	(in thousands)
Net cash provided by operating activities:	$33,216	$38,660	$116,784
Net cash used in investing activities:	(52,557)	(13,181)	(23,604)
Net cash provided by (used in) financing activities:	19,340	(38,922)	65,356

Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased significantly over the periods under review principally because of the substantial increase in advertising revenues over these periods. Our advertising revenue was $153.8 million, $232.4 million and $357.3 million, respectively, for 2004, 2005 and 2006.

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of sublicensing and programming rights. Our cash expenditure for the acquisition of sublicensing and programming rights was $73.8 million, $98.4 million $133.6 million during 2004, 2005 and 2006, exceeding our programming rights and sublicensing rights amortization expense in each of these years. Programming rights and sublicensing rights amortization was $45.2 million, $79.4 million and $124.8 million, respectively, during 2004, 2005 and 2006. We expect that in 2007, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In 2004, our continuing investment in owned-and-operated stations, in particular our acquisition in September and October 2004 of the four stations that we used as the foundation to launch our Domashny Network, resulted in a significant net use of cash in investing activities. In 2005, cash used in investing activities consisted of $7.6 million paid in December 2005 towards the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In 2006, we paid an additional $1.8 million in connection with the completion of the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In 2006, we also paid $7.0 million for the acquisition of a 51% interest in each of two television stations in Barnaul, $11.1 million for the acquisition of a 100% interest in one station located in Samara and $1.6 million for the acquisition of a 100% interest in a station in Kemerovo. Additionally, we paid approximately $1.0 million as deposits for station acquisition opportunities currently being evaluated. We also received $1.0 million from the sale of our 85% interests in two radio stations located in Perm in April 2006. In 2005 and 2006, we spent $6.1 million and $3.9 million, respectively, on capital expenditures, primarily the purchase of broadcasting, transmission and video editing equipment, and office and computer equipment.

Cash from financing activities fluctuated significantly between the periods primarily due to proceeds from and repayments of loans from Alfa Bank and Raiffeisen Zentralbank to the CTC Network and, in 2006, the receipt of net proceeds from our IPO. In 2004, CTC Network borrowed $24 million from Alfa to finance the purchase of the four stations acquired to launch Domashny. We repaid this loan in August 2005. In July 2005, we repurchased preferred and common shares equivalent to 13,283,200 shares of common stock (calculated on as as-if-converted to common stock basis) for approximately $54 million. To finance this repurchase and to fund working capital, we borrowed an aggregate of $68 million from Alfa in the second half of 2005, and had repaid $27 million of these borrowings by the end of 2005. Also in 2005, we repaid $35.9 million due to Raiffeisen Zentralbank. This repayment resulted in restricted cash decreasing by $35.9 million as Raiffeisen Zentralbank released the restriction on a deposit that served as a pledge for the loan. In 2006, we borrowed $19.0 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60.0 million to fully extinguish our Alfa Bank borrowings. As of December 31, 2006, we had only $0.2 million in borrowings outstanding, consisting primarily of a promissory note due in 2012 that was recorded as a contingent liability in the acquisition of one of our regional stations. Upon our IPO in 2006, we received $105.0 million in net proceeds and $5.9 million from the exercise of stock options.

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

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations as of December 31, 2006:

	Payments Due by Period
	Total	Through 2007	2008 through 2009	2010 through 2011	Thereafter
	(in thousands)
Acquisition of programming rights	$52,430	$44,812	$7,618	$—	$—
Acquisition of format rights	3,325	3,325	—	—	—
Transmission and satellite fees	37,175	7,696	15,266	14,213	—
Leasehold obligations(1)	7,732	1,808	2,041	878	3,005
Equipment purchase obligations	541	541	—	—	—
Total	$101,203	$58,182	$24,925	$15,091	$3,005

(1)	The amounts shown exclude leasehold obligations that would arise upon entering into final lease agreements for the 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Office space’’ for more information about our preliminary lease agreements for this office space.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies and is effective for fiscal years beginning after December 15, 2006. We have substantially completed our analysis for transition to FIN No. 48 as of January 1, 2007 and do not expect that its adoption will have a significant impact on our financial statements.

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

Consideration of Effects of Prior Year Misstatements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements’’ (‘‘SAB 108’’). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a significant impact on our results of operations or financial position.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities

In June 2006, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on EITF Issue No. 06-03 (‘‘EITF 06-03’’), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective for fiscal years beginning after December 15, 2006. The adoption of ETIF 06-03 is not expected to have a material effect on our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates. We do not currently use derivative financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk because the market for these types of financial instruments in Russia is not well developed and the cost of these instruments is relatively high. We do not hold or issue derivatives or other financial instruments for trading purposes.

Prior to 2006, our principal source of revenue (contracts for the placement of advertising) was denominated primarily in US dollars. Because our expenses were also primarily denominated in US dollars, the impact on our results of ruble depreciation was insignificant. Beginning in January 2006, substantially all new advertising contracts between Video International and advertisers are ruble-denominated with the result that substantially all of our advertising revenues in 2007 are denominated in rubles as our longer-term advertising contracts denominated in US dollars expire and are replaced.

In response, we shifted a substantial majority of our expenditures from dollars to rubles. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the US dollar, rubles held in banks and other ruble-denominated assets and liabilities could fluctuate in line with any change in the value of the ruble. Prior to 2006, changes in the value of our ruble-denominated monetary assets and liabilities resulted in foreign currency gains or losses in our income statement. However, effective January 1, 2006 we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are no longer included in net income, but are instead included as part of other comprehensive income.

We can, however, provide no assurance that these measures will adequately protect us from the impact of currency fluctuations. A substantial decline in the value of the Russian ruble against the US dollar could materially adversely affect our results of operations.

The following table provides information about our financial instruments denominated in foreign currency and presents such information in US dollar equivalents (in thousands). All of our instruments that are sensitive to foreign currency exchange rates are denominated in rubles.

December 31,
2006
Cash equivalents	$85,495
Taxes reclaimable	4,232
Taxes payable	11,485
Long-term loans	210
Closing ruble/US dollar exchange rate	26.3311

Although we have trade accounts receivable and payable denominated in foreign currency, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

Item 8.    Financial Statements and Supplementary Data.

The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term ‘‘disclosure controls and procedures,’’ as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that was conducted during the fiscal quarter ended December 31, 2006 (our last fiscal quarter) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on May 16, 2007, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is filed as an exhibit hereto, and the text of our Code of Business Conduct and Ethics is posted in the ‘‘Corporate Governance’’ section of our website, www.ctcmedia.ru. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

Information relating to executive compensation and the Company’s equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007, and is incorporated herein by reference.

Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007, and is incorporated herein by reference.

Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2007, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2007 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item is included under the caption ‘‘Independent Registered Public Accounting Firm’’ of our proxy statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

(1)	Financial Statements — see ‘‘Index to Financial Statements’’

(2)	Financial Statement Schedules

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(b)	Exhibits:

Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
CTC Media, Inc.

We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries (‘‘the Company’’) as of December 31, 2005 and 2006, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ Ernst & Young LLC

Moscow, Russia
February 28, 2007

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,300	$176,542
Trade accounts receivable, net of allowance for doubtful accounts (2005 – $287; 2006 – $563) (including accounts receivable from related parties: 2005 − $135; 2006 − $1,468)	6,016	8,640
Taxes reclaimable	3,109	4,399
Prepayments (including prepayments from related parties: 2005 − nil; 2006 − $365)	25,886	38,302
Programming rights, net	38,100	41,634
Deferred tax asset	1,310	6,263
Other current assets	790	2,875
TOTAL CURRENT ASSETS	90,511	278,655
RESTRICTED CASH	105	120
PROPERTY AND EQUIPMENT, net	19,405	22,388
INTANGIBLE ASSETS, net:
Network affiliation agreements	5,333	3,333
Trade names	5,834	5,888
Broadcasting licenses	28,896	43,387
Cable network connections	805	409
Other intangible assets	226	354
Net intangible assets	41,094	53,371
GOODWILL	68,273	70,768
PROGRAMMING RIGHTS, net	28,368	24,267
SUBLICENSING RIGHTS, net	1,836	7,611
INVESTMENTS IN AND ADVANCES TO INVESTEES	8,509	9,319
PREPAYMENTS	10,093	8,713
DEFERRED TAX ASSET	5,322	9,077
OTHER NON-CURRENT ASSETS	181	508
TOTAL ASSETS	$273,697	$484,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable (including accounts payable from related parties: 2005 − $402; 2006 − $676)	$16,349	$13,353
Accrued liabilities	6,300	5,508
Taxes payable	8,765	11,528
Short-term loans and interest accrued (including loans from related parties: 2005 – $4,064; 2006 – nil)	4,068	—
Deferred revenue (including deferred revenue from related parties: 2005 – $1,422; 2006-$54)	8,171	12,440
Deferred tax liability	1,147	2,937
Other current liabilities	19	600
TOTAL CURRENT LIABILITIES	44,819	46,366
LONG TERM LOANS (including loans from related parties: 2005 – $37,000; 2006 – nil)	37,188	210
DEFERRED TAX LIABILITY	10,677	14,080
MINORITY INTEREST	1,915	3,124
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock; $0.01 par value; shares authorized (2005 − 90,000; 2006 − nil)
shares issued and outstanding (2005 – 82,951; 2006 – nil)	1	—
Common stock; $0.01 par value; shares authorized (2005 − 160,000,000; 2006 − 175,772,173);
shares issued and outstanding (2005 – 72,824,800; 2006-151,505,672)	728	1,515
Additional paid-in capital	210,740	327,587
(Accumulated deficit)/Retained earnings	(32,371)	73,954
Accumulated other comprehensive income	—	17,961
TOTAL STOCKHOLDERS’ EQUITY	179,098	421,017
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,697	$484,797

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	2004	2005	2006
REVENUES:
Advertising (including revenue from related parties of $99, $981 and $1,740 in 2004, 2005 and 2006, respectively)	$153,775	$232,410	$357,334
Sublicensing (including revenue from related parties of nil, $2,596 and $8,241 in 2004, 2005 and 2006, respectively)	—	3,088	11,322
Other revenue (including revenue from related parties of nil, $12 and $10 in 2004, 2005 and 2006, respectively)	1,792	1,979	2,178
Total operating revenues	155,567	237,477	370,834
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $6,781, $12,377 and $15,108 in 2004, 2005 and 2006, respectively, and inclusive of stock-based compensation of nil, nil and $64 in 2004, 2005 and 2006, respectively)	(9,381)	(12,747)	(15,774)
Selling, general and administrative (exclusive of depreciation and amortization of $1,181, $1,543 and $4,543 in 2004, 2005 and 2006, respectively, and inclusive of stock-based compensation of $1,082, $599 and $7,091 in 2004, 2005 and 2006, respectively)	(30,450)	(41,229)	(56,297)
Amortization of programming rights	(45,215)	(77,351)	(118,026)
Amortization of sublicensing rights	—	(2,043)	(6,773)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(7,962)	(13,920)	(19,651)
Total operating expenses	(93,008)	(147,290)	(216,521)
OPERATING INCOME	62,559	90,187	154,313
FOREIGN CURRENCY GAINS (LOSSES)	695	(877)	1,579
INTEREST INCOME (including interest income from related parties of $129, $217 and $237 in 2004, 2005 and 2006, respectively)	5,380	3,101	3,479
INTEREST EXPENSE (including interest expense to related parties of $1,062, $5,157and $1,762 in 2004, 2005 and 2006, respectively)	(6,651)	(8,525)	(1,774)
GAINS ON SALE OF BUSINESSES	4,613	—	919
OTHER NON-OPERATING (LOSSES) INCOME, net	(83)	206	(200)
EQUITY IN INCOME OF INVESTEE COMPANIES	713	578	1,896
Income before income tax and minority interest	67,226	84,670	160,212
INCOME TAX EXPENSE	(17,872)	(24,861)	(48,969)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(1,904)	(2,514)	(4,918)
NET INCOME	$47,450	$57,295	$106,325
Foreign currency translation adjustment	—	—	17,961
COMPREHENSIVE INCOME	$47,450	$57,295	$124,286
Net income attributable to preferred stockholders	(21,300)	(26,134)	(20,621)
Net income attributable to common stockholders	26,150	31,161	85,704
Net income per share attributable to common stockholders – basic	$0.32	$0.39	$0.73
Net income per share attributable to common stockholders – diluted	$0.30	$0.37	$0.69
Weighted average common shares outstanding – basic	80,580,000	79,339,024	117,880,814
Weighted average common shares outstanding – diluted	156,570,711	154,344,956	154,077,957

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Year ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,450	$57,295	$106,325
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(3,060)	(3,860)	(9,615)
Depreciation and amortization	7,962	13,920	19,651
Amortization of programming rights	45,215	77,351	118,026
Amortization of sublicensing rights	—	2,043	6,773
Stock based compensation expense	1,082	599	7,155
Gain on disposal of property and equipment	—	(159)	(174)
Gain on sale of businesses	(4,613)	—	(919)
Equity in income of unconsolidated investees	(713)	(578)	(1,896)
Income attributable to minority interest	1,904	2,514	4,918
Foreign currency (gains) losses	(695)	877	(1,579)
Changes in operating assets and liabilities:
Trade accounts receivable	66	(2,993)	(1,068)
Prepayments	(606)	(5,804)	716
Other assets	11	(20)	(2,153)
Accounts payable and accrued liabilities	7,526	(6,187)	(1,138)
Deferred revenue	3,887	1,471	2,732
Other liabilities	920	(28)	1,942
Dividends received from equity investees	640	644	713
Acquisition of programming and sublicensing rights (including acquisition from related parties of $1,273, $795 and $1,000 in 2004, 2005 and 2006, respectively)	(73,760)	(98,425)	(133,625)
Net cash provided by operating activities	33,216	38,660	116,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(5,565)	(5,829)	(3,650)
Acquisitions of intangibles	(154)	(274)	(224)
Acquisitions of businesses, net of cash acquired	(51,517)	(7,650)	(21,897)
Acquisitions of financial instruments	(508)	—	—
Proceeds from sale of businesses, net of cash disposed	5,100	—	1,482
Proceeds from sale of property and equipment	22	624	673
Other	65	(52)	12
Net cash used in investing activities	(52,557)	(13,181)	(23,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	—	—	105,041
Common stock issuance costs	—	—	(394)
Proceeds from exercise of stock options	3,159	157	5,855
Repurchase of stock	—	(53,954)	—
Proceeds from loans	24,021	68,000	19,000
Repayments of loans	(6,505)	(86,912)	(60,384)
(Increase) decrease in restricted cash	(62)	35,856	(12)
Dividends paid to minority interest	(1,273)	(2,069)	(3,750)
Net cash provided by (used in) financing activities	19,340	(38,922)	65,356
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	786	(934)	2,706
Net increase (decrease) in cash and cash equivalents	785	(14,377)	161,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,892	29,677	15,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,677	$15,300	$176,542
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (including interest paid to related parties of $1,025, $5,130 and $1,846 in 2004, 2005 and 2006, respectively)	$6,466	$8,353	$1,948
Income tax paid	$19,535	$27,501	$57,896

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands of US dollars, except share data)

	Outstanding Common Shares	Outstanding Convertible Class A Senior Preferred Shares	Outstanding Convertible Super Senior Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Subscription and Stockholders’ (Receivable)/ Payable	Stockholders’ Equity
DECEMBER 31, 2003	77,084,800	35,664	45,575	$771	$1	$201,171	$(407)	$(82,884)	—	$(247)	$118,405
Programming rights received from programming distributor	—	—	—	—	—	—	—	—	—	187	187
Fair value of stock options granted	—	—	—	—	—	1,082	—	—	—	—	1,082
Stock options exercised	4,906,400	—	2,100	49	—	3,121	—	—	—	—	3,170
Issuance of shares in connection with acquisition of minority interest	1,979,200	—	—	20	—	4,625	—	—	—	—	4,645
Cancellation of treasury stock	—	—	—	—	—	—	407	(407)	—	—	—
Net income	—	—	—	—	—	—	—	47,450	—	—	47,450
DECEMBER 31, 2004	83,970,400	35,664	47,675	$840	$1	$209,999	—	$(35,841)	—	$(60)	$174,939
Programming rights received from programming distributor	—	—	—	—	—	—	—	—	—	60	60
Fair value of stock options granted	—	—	—	—	—	599	—	—	—	—	599
Stock options exercised	1,827,200	—	—	18	—	142	—	—	—	—	160
Repurchase of shares	(12,972,800)	(388)	—	—	—	—	(53,955)	—	—	—	(53,955)
Cancellation of treasury stock	—	—	—	(130)	—	—	53,955	(53,825)	—	—	—
Net income	—	—	—	—	—	—	—	57,295	—	—	57,295
DECEMBER 31, 2005	72,824,800	35,276	47,675	$728	$1	$210,740	—	$(32,371)	—	—	$179,098

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY  (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands of US dollars, except share data)

	Outstanding Common Shares	Outstanding Convertible Class A Senior Preferred Shares	Outstanding Convertible Super Senior Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Subscription and Stockholders’ (Receivable)/ Payable	Stockholders’ Equity
Fair value of stock options granted	—	—	—	—	—	7,155	—	—	—	—	7,155
Stock options exercised	4,410,324	—	—	44	—	5,811	—	—	—	—	5,855
Conversion of preferred stock	66,360,800	(35,276)	(47,675)	664	(1)	(663)	—	—	—	—	—
Common stock issued	7,909,748	—	—	79	—	104,544	—	—	—	—	104,623
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	17,961	—	17,961
Net income	—	—	—	—	—	—	—	106,325	—	—	106,325
DECEMBER 31, 2006	151,505,672	—	—	$1,515	—	$327,587	—	$73,954	$17,961	—	$421,017

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. CTC and Domashny Television Station Groups (the ‘‘Television Stations Group’’) manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising, on both a national and regional basis. At the national level, this advertising is placed on the Networks through Video International (‘‘Video International’’), an advertising sales house (Note 16). Effective January 1, 2006, Video International began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups as well. The Company also generates sublicensing revenue primarily from sales of programming rights.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. Minority interest represents a minority owner’s proportionate share of the equity in certain of the Company’s consolidated entities. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. Inter-company accounts and transactions are eliminated upon consolidation.

The Company recognizes profits and losses in accordance with its underlying ownership percentage or allocation percentage as specified in the agreements with its partners; however, losses are allocated to minority interests to the extent they do not exceed the minority interest in the equity capital of the subsidiary. Losses in excess of the minority interests are allocated to the Company. When such ventures and subsidiaries become profitable, the Company recognizes 100% of the profits until such time as the excess losses previously recognized have been recovered.

The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Disposals are reflected at the time risks and rewards of ownership have been transferred.

The principal subsidiaries included in the accompanying consolidated financial statements are ZAO CTC Network (‘‘CTC Network’’), ZAO New Channel (‘‘Domashny Network’’), OOO Marathon TV (‘‘CTC-Moscow’’), ZAO 6th Channel (‘‘CTC-St. Petersburg’’) and OAO Teleexpress (‘‘Domashny Moscow’’). CTC Media, Inc.’s ownership interests in these subsidiaries at December 31, 2004, 2005 and 2006 are as follows:

	2004	2005	2006
TV Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Television Station Groups
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny Moscow	99.9%	99.9%	99.9%

Business Segments

The Company operates in four business segments — CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. The Company evaluates performance based on the operating income of each segment, among other performance measures (Note 17).

Foreign Currency Translation

Prior to January 1, 2006, the Company’s functional currency was the US dollar. However, as a result of a change in the contractual arrangement between Video International and advertisers that took place in January 2006, the Company’s 2006 revenue was primarily denominated in rubles. Accordingly, the Company reevaluated the functional currency criteria under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, and determined that, beginning in 2006, the functional currency of its subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of the Company’s subsidiaries domiciled in Russia for the year ended December 31, 2006, were translated into US dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Stockholders’ equity was translated at the applicable historical rate. Revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

No restatement of comparative numbers was made for the change in functional currency. The change was adopted prospectively beginning January 1, 2006 in accordance with SFAS No. 52.

Revenue Recognition

The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of sales commissions paid primarily to Video International. The advertising sales commissions amounted to $25,072, $35,875 and $59,660 in 2004, 2005 and 2006, respectively.

In 2004, Video International guaranteed a certain level of advertising sales depending on the Company’s audience share and size of the total Russian national advertising market. Effective the first quarter of 2005, the Company entered into new sales agreements with Video International for both the CTC and Domashny Networks. The new agreements do not contain a guarantee clause. Under these agreements with Video International, the Company paid signing fees in the amount of $9.9 million in May 2005. These signing fees are capitalized (included in prepayments) and expensed (included in advertising sales commissions) ratably over the underlying contractual term, which is three years. Signing fees expected to be expensed within one year are classified as current assets.

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

For foreign and Russian-produced movies, foreign series, foreign and Russian-produced animation, the Company amortizes the cost of the programming on a straight-line basis over the licensed number of runs consistent with the expected revenue generation pattern. Russian-produced shows which the Company commissions are expensed as aired.

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

Had the Company continued in 2005 with its prior policy to amortize Russian-produced series and sitcoms, net income and net income per common share would be as follows:

Year ended December 31, 2005
Net income as reported	$57,295
Add: Program amortization as reported	79,394
Deduct: Program amortization based on policy prior to July 1, 2005	(76,459)
Income tax effect at 24%	(704)
Pro forma net income	$59,527
Pro forma net income per common share:
Basic	$0.41
Diluted	$0.39

Sublicensing Rights

Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on the Company’s own networks. Sublicensing rights principally consist of production costs, development and format costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The Company accounts for sublicensing rights in accordance with American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films. The amount of capitalized sublicensing rights recognized as cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode’s revenues recognized for such period to the television episode’s estimated remaining ultimate revenues. These estimates are revised periodically and projected losses, if any, are provided in full.

Property and Equipment

Property and equipment are stated at historic acquisition cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets, which range from 3 to 23 years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income and comprehensive income.

Goodwill and Intangible Assets

The Company classifies intangible assets as definite-lived or indefinite-lived intangible assets. Definite-lived intangible assets primarily consist of broadcast licenses and network affiliation agreements, both of which are amortized on a straight-basis over the estimated useful life of each asset, generally five years. These assets are stated at cost less accumulated amortization. Indefinite-lived intangible assets are comprised of trade names. Goodwill represents the excess of acquisition costs over the Company’s share of fair value of the net assets of acquired businesses. Indefinite-lived intangible assets and goodwill are not subject to amortization but are tested for impairment at least annually.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Goodwill is reviewed for impairment annually, as of the beginning of the fourth quarter, or if it is determined that impairment indicators exist using a two-step impairment test under SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines whether an impairment has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is less than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill.

The Company is also required to test indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach. Indefinite-lived intangible assets must be tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. These events or circumstances could include a significant change in the business climate, such as a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

The Company completed its goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2006, and no impairment has been recognized through December 31, 2006.

Long-Lived Assets

Long-lived assets, including property and equipment and definite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, an impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

Prepayments

Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2005 and December 31, 2006, prepayments for programming rights were $27,162 and $37,323, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are shown at their net realizable value which approximates their fair value.

The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability, in consultation with Video International, as appropriate. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. If all collection efforts have been exhausted, the receivable is written off against the allowance.

Cash and Cash Equivalents

The Company classifies cash on hand and deposits in banks, including money market accounts, and any other investments with an original maturity of three months or less from the date of purchase, that the Company may hold from time to time, as cash and cash equivalents.

Restricted Cash

Restricted cash is primarily related to cash held at a financial institution for the collateralization of debt obligations of one of the Company’s consolidated subsidiaries.

Income Taxes

The Company uses the liability method of accounting for income taxes required by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the expected tax benefits of net operating loss carryforwards which are expected to be realized. Additionally, SFAS No. 109 requires that a valuation allowance must be established when it is more likely than not that all or a portion of deferred tax assets will not be realized (Note 13).

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2005 and 2006 were $5,884, $10,323 and $11,919, respectively.

Pensions

The Company contributes to the local state pension funds and social funds on behalf of all its employees in Russia. In Russia, all social contributions, including contributions to the pension fund, are made through a unified social tax (‘‘UST’’) calculated by the application of a regressive rate from 35.6% to 2% to the annual gross remuneration of each employee. In 2004 the Company allocated UST to three social funds, including the pension fund, where the rate of contributions to the pension fund varies from 28% to 2%, respectively, depending on the annual gross salary of each employee. Starting from January 1, 2005, the following new regressive rates of UST apply: from 26% to 2%.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their fair value. At December 31, 2005 and 2006, the Company’s long-term debt and short-term debt at fixed rates approximated their fair value for similar arrangements.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair value for the Company’s common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, estimates of tax contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the years ended December 31, 2004 and 2005, comprehensive income for the Company is equal to net income. For the year ended December 31, 2006, as a result of the change in functional currency described previously in this Note, total comprehensive income included, in addition to net income, the effect of translating the ruble-denominated financial statements of subsidiaries domiciled in Russia into the Company’s reporting currency, in accordance with SFAS No. 52.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, under the modified prospective method. Under SFAS No. 123 (R), companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income and comprehensive income; pro forma disclosures are no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Since the Company had previously accounted for its stock-based compensation plans under the fair value provisions of SFAS No. 123, the Company’s adoption did not significantly impact its financial position or its results of operations.

The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as stock-based compensation expense on a straight-line basis over the service period.

Although the Company has an insignificant number of stock options outstanding that were accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, net income as reported in the periods presented equals pro forma net income as determined using the fair value method to determine total stock-based compensation expense since these stock options were fully vested.

Non-cash Investing and Financing Activities

During 2004, the Company concluded a certain transaction that did not result in cash receipts or cash payments. This significant transaction represented issuance of shares in connection with the acquisition of a minority interest in CTC-Moscow of $4,645 (Note 4).

Comparative Figures

Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies, and is effective for fiscal years beginning after December 15, 2006. The Company has substantially completed its analysis for transition to FIN No. 48 as of January 1, 2007 and does not expect that its adoption will have a significant impact on the Company’s financial statements.

Fair Value Measurements

On September 15, 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on its financial statements.

Consideration of Effects of Prior Year Misstatements

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated results of operations or financial position.

Income Statement Presentation of Taxes Collected from Customers and Remitted to Government Authorities

In June 2006, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on EITF Issue No. 06-03 (‘‘EITF No. 06-03’’), How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 become effective for fiscal years beginning after December 15, 2006. The adoption of ETIF No. 06-03 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

3.	NET INCOME PER SHARE

Basic net income per share for the years ended December 31, 2004, 2005 and 2006 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method (Note 14). Diluted net income per common share is computed using the ‘‘if converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2004, 2005 and 2006 was nil, nil and 4,968,556 stock options, respectively. All potential shares of common stock from the assumed conversion of convertible preferred stock have been included in the diluted earnings calculation for the years ended December 31, 2004 and 2005. No convertible preferred stock was outstanding at December 31, 2006.

The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2004	2005	2006
Net income	$47,450	$57,295	$106,325
Net income attributable to preferred stockholders	(21,300)	(26,134)	(20,621)
Net income attributable to common stockholders	$26,150	$31,161	$85,704
Weighted average common shares outstanding – basic
Common stock	80,580,000	79,339,024	117,880,814
Dilutive effect of:
Convertible preferred stock	65,635,200	66,538,400	28,362,400
Common stock options and SARs	9,494,711	8,467,532	7,834,743
Preferred stock options	860,800	—	—
Weighted average common shares outstanding – diluted	$156,570,711	$154,344,956	$154,077,957
Net income per share attributable to common stockholders:
Basic	$0.32	$0.39	$0.73
Diluted	$0.30	$0.37	$0.69

The numerator used to calculate diluted net income per common share for 2004, 2005 and 2006 was net income.

4.	INVESTMENT TRANSACTIONS

Acquisitions in 2004

In September 2004, the Company acquired 99.9% interest in OAO Teleexpress (Moscow), 100% interest in ZAO Nevsky Kanal (St. Petersburg) and 52% interest in ZAO Variant (Kazan). In October 2004, the Company acquired 100% interest in OOO T-8 (Perm). The four acquired television stations were entities under common control and were used to launch the Domashny Network.

The total purchase consideration for the four entities acquired in September and October 2004 of $49,397 consisted of cash consideration of $49,139 and $258 in direct transaction costs.

The following reflects the amounts assigned to the net assets acquired:

ASSETS:
Current assets	$1,793
Property and equipment	8,245
Programming rights	408
Intangible assets, net
Broadcasting licenses	26,613
Cable network connections	1,546
Other intangible assets	14
Goodwill	30,360
Total assets	$68,979
LIABILITIES:
Current liabilities	11,474
Non-current liabilities	161
Deferred tax liability	7,935
Minority interest	12
Net assets	$49,397
Total purchase consideration and acquisition costs	$49,397

The Company’s financial statements reflect the allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. As such, the Company assigned $26,613 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years, $1,546 to the cable network connections, which are being amortized over a weighted average period of approximately 5 years, and $8,245 to property and equipment, which is being amortized over a weighted average period of 23 years. The excess purchase price over the net identifiable assets and liabilities acquired of approximately $30,360 has been assigned to goodwill, which is not deductible for tax purposes.

In 2004, in connection with this acquisition, the Company began implementation of a plan intended to eliminate duplication of resources within the consolidated company. The plan included the termination of the sales agreement with the Video International affiliate and cease of certain employment agreements.

As of December 31, 2004, the Company included $1,167 as part of the acquisition cost of the acquired entities related to this acquisition’s restructuring plans. The liabilities related to the termination of the Video International sales agreement and employment agreements of $881 and $286 were included in accounts payable and accrued liabilities, respectively. These amounts were fully paid in 2005.

The following unaudited pro forma combined results of operations for the Company give effect to the acquisition of the four stations as if it had occurred at the beginning of 2004. Information relating to 2003 results was not available to present pro forma information. In management’s opinion this information is not material to the Company’s current results of operations or financial position. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

2004
(Unaudited)
Operating revenues	$160,260
Pro forma net income	$44,258
Pro forma net income per common share:
Basic	$0.30
Diluted	$0.28

In the year ended December 31, 2004, the Company also acquired (in separate transactions) interests in the following entities:

•	In July and August 2002, the Company entered into stock exchange agreements with two minority stockholders in OOO Marathon TV. These agreements provided the minority stockholders the right to exchange their aggregate 5% ownership in OOO Marathon TV for stock of the Company based on the determination of their respective fair values in the first quarter of 2003. In December 2003, following the inability to agree on exchange ratios with the minority stockholders, this right was amended and immediately exercised, whereby in April 2004 the Company issued an aggregate of 1,979,200 shares of common stock for the minority interests. The estimated fair value of the acquired 5% interest was $4,645. Approximately $5,445 of the purchase price was allocated to broadcast licenses.

•	In March 2004, the Company acquired the 49% minority interest in OOO NTK (CTC-Nizhny Novgorod) for $800. As a result of this transaction CTC-Nizhny Novgorod became a wholly owned subsidiary of the Company. The acquisition resulted in goodwill in the amount of $325 that was allocated to the CTC Television Station Group.

•	In November 2004, the Company acquired 100% in ZAO Delta-Max (Perm) for cash consideration of $1,500. ZAO Delta-Max, in its turn, owned 35% of ZAO TV Maxima (Perm), 40% of ZAO Music Radio (Perm) and 40% of OOO Radio Maximum (Perm). Currently the Company has 85% interest in all of these companies. The acquisition resulted in goodwill in the amount of $369 that was allocated to the CTC Television Station Group.

Goodwill recognized in those transactions is not deductible for tax purposes.

The acquisitions of the above minority interests were not significant to the Company’s unaudited pro forma statements of operations.

Disposals in 2004

In July 2004, the Company sold its 50% interest in OOO Maximum Radio (Moscow) for $5,000, resulting in a gain of $4,613. The Company’s investment in OOO Maximum Radio was accounted for under the equity method prior to the sale.

Acquisitions in 2005

In December 2005, the Company acquired a 100% interest in OOO PKF Radiosvyaz (Voronezh) for $1,150, consisting of $1,000 in cash consideration and direct transaction costs of $150 charged by Alfa Group (Note 15).

In December 2005, the Company acquired a 50% interest in OOO TV Station Mir (Novosibirsk) for $8,200, consisting of $8,000 in cash consideration and direct transaction costs of $200 charged by Alfa Group (Note 15). This acquisition was accounted for under the equity method.

Acquisitions in 2006

In April 2006, the Company acquired a 51% interest in each of two television stations located in Barnaul, OOO Vega-TV and OOO Tekhnicheskiy Zentr ‘‘Vecher’’, for cash consideration of $3,500 each. In April 2006, the Company acquired a 100% interest in ZAO Orion TV (Samara), for a total purchase price of $11,500, consisting of $11,124 in cash consideration and $376 in debt assumed. The Company’s consolidated financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $21,311 to broadcasting licenses and $1,536 to property and equipment. The remainder of the purchase price was assigned to other assets acquired and to other liabilities assumed.

In November 2006, the Company acquired a 100% interest in OOO TC Kemerovo Tom for a total purchase price of $1,663. The Company’s consolidated financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,117 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and to other liabilities assumed.

Disposals in 2006

In April 2006, the Company sold its 85% interests in two radio stations located in Perm, ZAO Music Radio and OOO Radio Maximum, for total cash consideration of $1,000 and recognized a gain of $782.

In December 2006, the Company sold its 100% interest in radio station located in Samara, OOO Sozvezdie Orion for total cash consideration of $600 and recognized a gain of $137.

5.	PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2005 and 2006 comprise the following:

	2005	2006
Historical cost	$135,181	$177,012
Accumulated amortization	(68,713)	(111,111)
Net book value	$66,468	$65,901
Current portion	38,100	41,634
Non-current portion	28,368	24,267

During 2004, 2005 and 2006, the Company recognized impairment charges on programming rights of $4,720, $5,356 and $3,741, respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated statements of income.

6.	SUBLICENSING RIGHTS, NET

Sublicensing rights as of December 31, 2005 and 2006 comprise the following:

	December 31, 2005	December 31, 2006
Released, less amortization	$—	$5,183
Completed and not released	—	928
In production	1,836	717
In development or pre-production	—	783
Net book value	$1,836	$7,611

As of December 31, 2006, the Company expects the entire $5,183 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $4,248 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve-month period ending December 31, 2007.

The Company recognized impairment charges on sublicensing rights of nil, nil and $233 in 2004, 2005 and 2006, respectively. The impairment charges are included in amortization of sublicensing rights in the accompanying consolidated statements of income and comprehensive income.

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of December 31, 2005 and 2006 comprise the following:

	Useful life, years	2005	2006
Cost:
Buildings	10-23	$9,157	$11,040
Broadcasting equipment	7	18,923	24,534
Vehicles	5	812	824
Office equipment	3	5,550	7,131
Total cost		$34,442	$43,529
Accumulated depreciation		(15,037)	(21,141)
Net book value		$19,405	$22,388

Depreciation expense was $2,143, $3,183 and $4,618 in 2004, 2005 and 2006, respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2005 and 2006 comprise the following:

		2005		2006
	Useful life, years	Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(4,667)	$10,000	$(6,667)
Trade names	indefinite	5,834	—	5,888	—
Broadcasting licenses	5	41,991	(13,095)	69,848	(26,461)
Other intangible assets	5	2,206	(1,175)	2,938	(2,175)
Total		$60,031	$(18,937)	$88,674	$(35,303)

Amortization expense was $5,819, $10,737 and $15,033 in 2004, 2005 and 2006, respectively.

Estimated amortization expenses for the next five years related to intangible assets included in the accompanying consolidated balance sheet as of December 31, 2006 are as follows:

For the year ended December 31, 2007	$16,371
For the year ended December 31, 2008	14,401
For the year ended December 31, 2009	9,909
For the year ended December 31, 2010	5,358
For the year ended December 31, 2011	1,444
$47,483

9.	GOODWILL

Goodwill as of December 31, 2004, 2005 and 2006 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2004	$36,538	$17,858	$2,143	$12,502	$69,041
Reversal of contingent income tax liability (Note 16)	—	—	—	(768)	(768)
Balance as of December 31, 2005	36,538	17,858	2,143	11,734	68,273
Reversal of contingent income tax liability (Note 16)	—	—	—	(1,023)	(1,023)
Foreign currency translation adjustment	—	1,821	275	1,422	3,518
Balance as of December 31, 2006	$36,538	$19,679	$2,418	$12,133	$70,768

10.	INVESTMENTS IN EQUITY INVESTEES

As of December 31, 2005 and 2006, the Company’s principal equity investees comprise the following:

	Ownership interest, %	2005	Ownership interest, %	2006
Television Stations:
CTC-Kazan	50	$268	50	$564
CTC-Novosibirsk	50	8,200	50	8,721
Other Television Stations	21-50	41	21-50	34
Total investments and advances to investees		$8,509		$9,319

11.	ACCRUED LIABILITIES

As of December 31, 2005 and 2006, the Company’s accrued liabilities comprise the following:

	2005	2006
Accrued liabilities consist of:
Agency commissions	$1,184	$30
Tax contingencies	2,019	876
Bonuses and accrued vacation	2,156	2,394
Auditing and consulting services	231	1,376
Other accrued liabilities	710	832
Total accrued liabilities	$6,300	$5,508

12.	BORROWINGS

Short term loans and interest accrued as of December 31, 2005 and 2006 comprise the following:

	2005	2006
Alfa Bank principal	$4,000	—
Alfa Bank interest accrued	64	—
Other loans and interest accrued	4	—
Short term loans and interest accrued	$4,068	—

Long term loans as of December 31, 2005 and 2006 comprise the following:

	2005	2006
Alfa Bank principal	$37,000	—
Other loans	188	210
Long term loans	$37,188	$210

In August 2003, the Company entered into a back-to-back loan arrangement. CTC Network received from Raiffeisen Bank a US dollar denominated loan in the amount of $35,900. The loan proceeds were used to repay an inter-company loan to CTC Media, Inc. The loan bore interest at 14.00% per annum. In addition, Raiffeisen Bank charged a commission of 1.00% per annum. Interest and commission expense related to this loan amounted to $5,385, $3,192 and nil in 2004, 2005 and 2006, respectively.

As collateral for the loan and interest accruing thereon, CTC Media, Inc. deposited $35,900 with Raiffeisen Bank in a pledged account. The interest on the account was 14.00% per annum. The deposited funds were blocked and could be used only with the permission of Raiffeisen Bank and are shown as restricted cash. Interest income on funds in the pledged account amounted to $5,026, $2,837 and nil in 2004, 2005 and 2006, respectively.

In July 2005, the Company reduced the Raiffeisen Bank back-to-back facility balance to nil. CTC Network repaid to Raiffeisen Bank the loan principal of $35,900 and $978 of interest accrued through the date of repayment. Raiffeisen Bank released the restriction on use of funds of $36,878 held in the deposit account open by CTC Media, Inc. with the bank. The facility was closed in February 2006.

In September 2004, CTC Network entered into a $40,000 US dollar denominated term loan with Alfa Bank. In September 2004, CTC Network received $20,000 under this term loan with a maturity in March 2006 and an interest rate of 14.00%, and $4,000 with a maturity in September 2005 and interest of 13.75%. In 2005, CTC Network repaid the whole principal and interest outstanding. The arrangement was terminated in August 2005. Interest expense related to this borrowing amounted to $1,062 and $1,841 in 2004 and 2005, respectively.

In July 2005, CTC Network entered into a $55,000 US dollar denominated term loan with Alfa Bank. The term loan was secured by 30.00% of CTC Network’s stock held by CTC Media, Inc. In July 2005, CTC Network received $51,000 under this term loan with a maturity in July 2007 and an interest rate of 14.00%. In 2005, CTC Network repaid $14,000 and, in 2006, CTC Network repaid the remaining balance in full and closed the facility. Interest expense related to this borrowing amounted to $2,930 and $1,302 in 2005 and 2006, respectively.

In July 2005, CTC Network entered into a $30,000 US dollar denominated credit line with Alfa Bank. The credit line is secured by 19.00% of CTC Network’s stock held by CTC Media, Inc. As of December 31, 2005, CTC Network had drawn down $14,000 with a maturity in August 2006 and interest of 11.50%, had repaid $13,000 under this tranche and had drawn down $3,000 with a maturity in June 2006 and interest of 10.25%. In 2006, CTC Network drew down $19,000 with a maturity in October 2006 and weighted-average interest rate of 10.20%. In 2006, CTC Network repaid the loan in full. The weighted average interest on short-term borrowings as of December 31, 2005, was approximately 10.60%. The interest expense related to this borrowing amounted to $386 and $470 in 2005 and 2006, respectively.

13.	INCOME TAXES

The Company accounts for income taxes using the liability method required by SFAS No. 109. The components of income (loss) before income taxes were as follows:

	2004	2005	2006
Pretax income (loss):
Domestic	$2,439	$(6,327)	$(17,764)
Foreign	64,787	90,997	177,976
	$67,226	$84,670	$160,212

The following is the Company’s significant components of the (provision) benefit for income taxes:

	2004	2005	2006
Domestic – current	$(363)	$(389)	$(388)
Foreign – current	(20,569)	(28,332)	(58,196)
Domestic – deferred	544	300	(148)
Foreign – deferred	2,516	3,560	9,763
	$(17,872)	$(24,861)	$(48,969)

The Company is subject to US and Russian income taxes, based on US, Russian tax legislation and the Double Tax Treaty of 1992 between the US and Russia (‘‘Treaty’’). The Russian-based investee companies are subject to Russian income tax. US taxable income or losses recorded are reported on CTC Media, Inc.’s US income tax return. The statutory income tax rate in Russia was 24% in 2004, 2005 and 2006.

CTC Media, Inc.’s taxable revenues consist predominantly of dividends and interest paid by the owned-and-operated affiliate stations. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 6% in 2004, and 9% in 2005 and 2006.

The reconciliation of the US statutory federal tax rate of 35% to the Company’s effective tax rate is as follows:

	2004	2005	2006
Income tax expense at US statutory rates (35%)	$(23,529)	$(29,635)	$(56,074)
Non-off-settable gains (losses)	750	(4,836)	(5,845)
Non-deductible expenses	(799)	(1,368)	(5,643)
Equity in income of investee companies	250	202	664
Foreign exchange differences (gains) losses	(1,189)	540	—
Different foreign tax rates	7,129	10,534	20,470
Valuation allowance utilized	—	—	143
Foreign withholding tax	(936)	(1,436)	(2,688)
Other permanent differences	452	1,138	4
Income tax expense	$(17,872)	$(24,861)	$(48,969)

Deferred tax assets and liabilities are recorded based on temporary differences between book bases of assets and liabilities and their bases for income tax purposes. The following table summarizes the major components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006:

Deferred tax assets and liabilities	2005	2006
Net operating losses and tax loss carry forwards	$6,479	$8,136
Previously taxed deemed dividend income	3,975	6,447
Programming rights	2,844	13,064
Cable network connections cost	1,043	954
Accrued agency commissions	284	30
Stock-based compensation	—	423
Other deferred tax assets	432	305
Valuation allowance	(8,242)	(14,019)
Total deferred tax asset	$6,815	$15,340
Intangible assets	(9,369)	(12,435)
Property and equipment	(1,491)	(1,827)
Other deferred tax liabilities	(1,147)	(2,755)
Total deferred tax liability	$(12,007)	$(17,017)

The following table presents the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006 attributable to different tax paying components in different tax jurisdictions:

	2005	2006
Deferred tax assets:
Domestic tax component	$9,471	$14,163
Foreign tax component	5,586	15,196
Valuation allowance	(8,242)	(14,019)
Total deferred tax asset	$6,815	$15,340
Deferred tax liabilities:
Domestic tax component	$—	$—
Foreign tax component	(12,007)	(17,017)
Total deferred tax liability	$(12,007)	(17,017)

As of December 31, 2005 and 2006, CTC Media, Inc. had net operating loss carryforwards (‘‘NOLs’’) for US income tax purposes of $15,704 and $20,836, respectively, resulting in potential deferred tax benefits of $5,496 and $7,293, respectively. The NOLs expire in the period from 2012 to 2022.

In 2005 CTC Media, Inc. received loans from CTC Network, which resulted in a reduction in NOLs, as these loans are treated as deemed dividends for US tax purposes and are subject to US income tax. Future dividend distribution from CTC Network to CTC Media, Inc. in the amount of the previously taxed deemed dividend income (‘‘PTI’’) will not be taxed. As of December 31, 2005 and 2006, the PTI potential deferred tax benefit amounted to $3,975 and $6,447, respectively. As of December 31, 2006, the loans had been fully repaid.

During 2006, the Company elected not to claim foreign tax credits in favor of claiming NOLs. For comparative purposes, the Company has revised its 2005 description of the tax attributes underlying its deferred tax asset and the related valuation allowance on such deferred tax asset to reflect this change in tax planning strategy.

As of December 31, 2005 and 2006, certain of the Company’s consolidated Russian subsidiaries had tax loss carryforwards of $4,096 and $3,516, respectively, resulting in potential deferred tax benefits of $983 and $844, respectively. Tax loss carryforwards expire primarily in 2015. For Russian income tax purposes, the Company can use tax loss carry forwards for up to 10 years after the year when the loss was incurred. Until December 31, 2006, the relief could not exceed 50% of taxable income in a given year. Effective January 1, 2007, full utilization of the relief within a year is allowed.

As of December 31, 2005 and 2006, the Company has recorded a valuation allowance due to the uncertainty of the realization of US NOLs of $3,341 and $5,139, respectively, Russian tax loss carryforwards of $926 and $805, respectively, PTI of $3,975 and $6,447, respectively, and other deferred tax assets of nil and $1,628, respectively.

14.	STOCKHOLDERS’ EQUITY

As of December 31, 2004, 2005 and 2006, the Company’s outstanding share capital was as follows:

Type	2004	2005	2006
Common stock outstanding	83,970,400	72,824,800	151,505,672
Convertible preferred stock
Class A Senior preferred stock	35,664	35,276	—
Super Senior preferred stock	47,675	47,675	—
Total preferred stock outstanding	83,339	82,951	—

Common Stock

The Company’s certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2006, 151,505,672 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters which stockholders generally are entitled to vote.

As of December 31, 2006, the Company had reserved shares of common stock for issuance of 11,657,840 common stock options.

During 2004, both former and current employees and directors and/or their affiliated entities exercised options to purchase an aggregate of 4,906,400 shares of common stock for an aggregate consideration of $2,275.

During 2005, both former employees and current and former directors and/or their affiliated entities exercised options to purchase an aggregate of 1,827,200 shares of common stock for an aggregate consideration of $1,827.

During 2006, both former and current employees and directors and/or their affiliated entities exercised options to purchase an aggregate of 4,410,324 shares of common stock for an aggregate consideration of $5,855.

On July 29, 2005, the Company repurchased from its stockholders an aggregate of 12,972,800 shares of its common stock for an aggregate consideration of $52,655 (net of $1,688 of aggregate exercise prices paid upon the exercise of options by former directors and employees to buy shares that were immediately thereafter repurchased by the Company).

Stock Splits

On August 20, 2004, a 200-for-one stock split was effected with respect to the Company’s common stock. Concurrently, the conversion terms of the Class A Senior preferred stock and Super Senior preferred stock were increased from 1:1 to 1:200. On March 2, 2006 a further four-for-one stock split was effected with respect to the Company’s common stock. Concurrently with this later stock split, the conversion terms of the Class A Senior preferred stock and Super Senior preferred stock were increased from 1:200 to 1:800. All references in the accompanying consolidated financial statements and notes to share and per share amounts have been retroactively adjusted to reflect these changes.

Convertible Preferred Stock

As of December 31, 2004, the authorized and outstanding convertible preferred stock of the Company was as follows:

Type	Shares Authorized	Shares Issued	Conversion Rate into Common Stock	Liquidation priority	Liquidation preference
Class A Senior preferred stock	40,000	35,664	1:800	—	$—
Super Senior preferred stock	50,000	47,675	1:800	1	68,175
Total	90,000	83,339			$68,175

On August 13, 2004, an affiliate of a director exercised an option to purchase 2,100 shares of Super Senior preferred stock for a total consideration of $895.

As of December 31, 2005, the authorized and outstanding convertible preferred stock of the Company was as follows:

Type	Shares Authorized	Shares Issued	Conversion Rate into Common Stock	Liquidation priority	Liquidation preference
Class A Senior preferred stock	40,000	35,276	1:800	—	$—
Super Senior preferred stock	50,000	47,675	1:800	1	68,175
Total	90,000	82,951			$68,175

On July 29, 2005, the Company repurchased from its stockholders an aggregate of 388 shares of Class A Senior preferred stock of an aggregate consideration of $1,300.

On June 6, 2006, all convertible preferred stock was converted into common stock in conjunction with the Company’s initial public offering (‘‘IPO’’) as discussed below.

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with the IPO. Upon closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On December 31, 2006, the Company had a total of 151,505,672 shares outstanding.

Stock-Based Compensation

The Company has granted options and stock appreciation rights (‘‘SAR’’) to its employees, consultants and member of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 1992 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

The	1997 Stock Option/Stock Issuance Plan

The 1997 Stock Option/Stock Issuance Plan (‘‘1997 Plan’’) provides for the issuance of a maximum of 3,460,000 shares of common stock to employees, consultants and members of the Board of Directors. The 1997 Plan consists of two separate equity programs: the option grant program, under which eligible participants may be granted options to purchase shares of common stock; and the stock issuance program, under which eligible participants may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. For both programs, the exercise or purchase price was historically fixed by the Company’s Board of Directors and, in the future, will be fixed by the Compensation Committee of the Board of Directors.

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

In November 2004, the Company granted an option to an officer of the Company to purchase 376,604 shares of common stock at an exercise price of $3.98. In April 2005, the Company granted an option to an officer of the Company to purchase 376,604 shares of common stock at an exercise price of $3.98.

The following assumptions were used in the option-pricing model:

	2004 options	2005 options
Risk free interest rate	3.13%	3.76%
Expected option life (years)	4	4
Expected dividend yield	—	—
Volatility factor	0%	0%
Weighted-average grant date fair value of options (per share)	$0	$0.84

As of December 31, 2006 there were outstanding options to purchase 918,084 shares of common stock at a weighted average exercise price of $10.60 granted under the 1997 Plan’s option grant program and issuances of an aggregate of 56,000 shares under the 1997 Plan’s stock issuance program. As of December 31, 2006 options to purchase 1,625,524 shares had been exercised under the 1997 Plan at a weighted average exercise price of $1.40. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date, as determined by the Company’s Board of Directors.

The 1992 Stock Option Plan

The 1992 Stock Option Plan (‘‘1992 Plan’’) provided for the grant of options to purchase a maximum of 5,189,600 shares of common stock to employees, consultants and members of the Board of Directors. The 1992 Plan expired in October 2002. As a result, no further grants can be made under this plan but the vesting and effectiveness of options previously granted are unaffected by the expiration of the 1992 Plan.

In 1992 the Company granted to a former officer of the Company an option to purchase 186,400 shares of common stock at an exercise price of $0.56. The option expired at September 14, 2004 without being exercised.

As of December 31, 2006 there were options to purchase 13,600 shares outstanding under the 1992 Plan at a weighted average exercise price of $0.70. In addition, as of such date, options to purchase 3,908,800 shares of common stock at a weighted average exercise price of $0.35 had been exercised. All options granted under the 1992 Plan were granted at the estimated fair market value of the shares at date of grant as determined by the Company’s Board of Directors.

CEO Stock Appreciation Rights

In September 2003, the Company granted to Alexander Rodnyansky, its Chief Executive Officer and the General Director of the CTC Network, SAR to purchase a total of 9,326,400 shares of common stock.

The exercise price applicable to the purchase of 50% of those shares is $1.19 per share and the exercise price for the remaining shares is $1.79 per share. The SAR vests quarterly over a three-year period that commenced on June 30, 2003, and is fully vested. Upon exercise of the SAR, the Company has the option to settle its obligation by issuing common shares, paying cash, or any combination. As of December 31, 2006, the Company intends to settle the SAR by issuing common shares. In connection with the Company’s IPO, Mr. Rodnyansky partially exercised the SAR with respect to 3,108,800 shares at an exercise price of $1.19 per share and sold such shares in the IPO. The SAR expires on September 15, 2013.

As of the grant date the Company expected that all the rights under the SAR will vest. The Company’s compensation expense was measured at the grant date and is being recognized over the graded vesting period of the rights under the SAR. The Company determined the fair value of the SAR using the minimum value method. The Company expensed $1,082, $416 and $57 as a component of stock-based compensation in the accompanying consolidated statements of income in 2004, 2005 and 2006, respectively.

The following assumptions were used in the SAR-pricing model:

2003 options
Risk free interest rate	2.16%
Expected option life (years)	3
Expected dividend yield	—
Volatility factor	0%
Weighted-average grant date fair value of SAR (per share)	$0.40

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

The following assumptions were used in the option-pricing model:

2003 options
Risk free interest rate	2.15% – 3.98%
Expected option life (years)	3-10
Expected dividend yield	—
Volatility factor	0%, 100%
Weighted-average grant date fair value of options (per share)	$1.46

The Company’s capital stock was not publicly traded on the date of grant. Volatility of the stock price for non-employees was made based on management’s consideration of other companies having similar characteristics, primarily emphasizing those companies operating in Russia. The fair values of employee stock options have been determined using the minimum value method.

In January 1999, the Company granted an option to purchase 2,100 shares of Super Senior preferred stock at an exercise price of $426 per share to one if its directors. The option became fully vested on June 30, 2000. In August 2004, this option was fully exercised.

Executive Officer and Management Options

In May 2006, the Company’s Board of Directors approved the grant of options to purchase an aggregate of 4,918,556 shares of Company’s common stock to executive officers and other members of management upon the closing of the IPO; 410,000 of which were granted under the 1997 plan. The exercise price for these options is $16.95 per share, equal to the average closing sales price per share of the Company’s common stock for the first twenty trading days on the NASDAQ Global Market. These stock options vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date.

In September 2006, the Company’s Board of Directors approved the grant of options to purchase an aggregate of 50,000 shares of Company’s common stock to another member of management under the 1997 plan. The exercise price for these options is $21.53 per share, equal to the closing sales price per share on the date of grant. These stock options vest on a quarterly basis over four years and have a maximum term of ten years from the grant date.

The following assumptions were used in the option-pricing model:

	May 2006 options	September 2006 options
Risk free interest rate	5.24%	4.75%
Expected option life (years)	5.9	6.0
Expected dividend yield	—	—
Volatility factor	46%	46%
Weighted-average grant date fair value of options (per share)	$8.42	$10.95

The following table summarizes options and SAR activity for the Company:

	Common Stock Options		Super Senior Preferred Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2003	11,444,000	$0.93	2,100	$426	9,326,400	$1.49
Granted	376,604	3.98	—	—	—	—
Exercised	(4,906,400)	0.47	(2,100)	426	—	—
Cancelled	—	—	—	—	—	—
Expired	(3,587,200)	1.52	—	—	—	—
Outstanding as of December 31, 2004	3,327,004	1.30	—	—	9,326,400	1.49
Granted	376,604	3.98	—	—	—	—
Exercised	(1,827,200)	1.00	—	—	—	—
Cancelled	—	—	—	—	—	—
Expired	(103,200)	0.79	—	—	—	—
Outstanding as of December 31, 2005	1,773,208	2.19	—	—	9,326,400	1.49
Granted	4,968,556	17.00	—	—
Exercised	(1,301,524)	1.66	—	—	(3,108,800)	1.19
Cancelled	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding as of December 31, 2006	5,440,240	$15.84	—	—	6,217,600	$1.64

The following table summarizes information about nonvested common stock options and SAR:

	Common Stock Options		SAR
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2005	509,988	$0.43	1,137,600	$0.31
Granted	4,968,556	8.45	—	—
Vested	(1,043,426)	6.74	(1,137,600)	0.31
Forfeited	—	—	—	—
Nonvested as of December 31, 2006	4,435,118	$7.93	—	—

The following table summarizes information about exercisable common stock options and SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2006	1,005,122	$14.47	8.8 years	6,217,600	$1.64	6.7 years

The following table summarizes information about the intrinsic value of Company’s common stock options and SAR as of December 31, 2006 and for the year then ended:

	Common Stock Options	SAR
Total intrinsic value of options/SAR exercised	$16,065	$39,824
Total intrinsic value of options/SAR vested	10,197	25,619
Total intrinsic value of options/SAR outstanding	44,459	139,088
Total intrinsic value of options/SAR exercisable	9,592	139,088

The Company recognized stock-based compensation expense of $1,082, $599 and $7,155 for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2006, the total compensation cost related to unvested awards not yet recognized is $35,020 to be recognized over a weighted average period of 2.93 years.

15.	RELATED-PARTY TRANSACTIONS

Transactions with Principal Stockholders

In 2004 and 2005, the Company entered into term loan and credit line arrangements with Alfa Bank, as described in Note 12.

The Company has entered into a series of letter agreements with Alfa Group for consulting services provided when the Company engages in tenders for new broadcasting licenses or negotiates to acquire a new owned-and-operated affiliate television station. Under these agreements, the Company incurred and capitalized as part of the purchase price of the related television stations success fees in the total amount of nil, $350 and nil in 2004, 2005 and 2006, respectively.

In 2004, 2005 and 2006 the Company licensed $1,273, nil and nil, respectively, in Russian-produced television programming from OOO Gamma Film, an affiliate of Alfa Group. In 2006 the Company recognized sublicensing revenue of $547 in relation to programming sold to Gamma.

The Company received advertising revenue from Alfa Group and its group companies of nil, $247 and $896 in 2004, 2005 and 2006, respectively.

Alfa Bank has opened three unsecured letters of credit in favor of a programming distributor to guarantee the Company’s obligations under licensing agreements. Alfa Bank’s commissions and fees in respect of these letters of credit amounted to $198, $244 and $163 in 2004, 2005 and 2006, respectively.

The Company maintains certain of its cash balances with Alfa Bank. Alfa Bank charged commissions for banking services of $62, $163 and $194 in 2004, 2005 and 2006, respectively. Interest income paid to the Company by Alfa Bank amounted to $129, $128 and $199 in 2004, 2005 and 2006, respectively.

The Company previously engaged Shared Value Limited to provide investor relations and corporate public relations services. The engagement of Shared Value Limited was terminated in 2005. The beneficial owners of a company that owns a significant stake in Shared Value Limited also holds interests in companies that own significant stakes in Modern Times Group MTG AB, an affiliate of one of the Company’s principal stockholders. The fees paid to Shared Value Limited amounted to $118 and $52 in 2004 and 2005, respectively.

Directors

In each of 2004, 2005 and 2006 two members of the Board of Directors were paid for consulting services provided to the Company and recharged the Company for certain expenses they incurred in connection with the provision of these consulting services. The aggregated consulting fees incurred amounted to $522, $471 and $100, respectively.

In 2006, the Company acquired from one of the directors programming rights for documentary films amounted to $270.

Chief Executive Officer

The Company’s CEO has an interest in an entity to which the Company sells programming and from which the Company acquires programming. In 2004, 2005 and 2006, the Company sold programming to this entity in the amounts of $141, $2,599 and $7,694, respectively. Deferred revenue relating to cash received for this programming amounted to $922 and nil as of December 31, 2005 and 2006, respectively. Accounts receivable for such programming amounted to nil and $1,372, respectively, in 2005 and 2006. In 2004, 2005 and 2006, the Company acquired programming in the amounts of $756, $667 and $815, respectively, from this entity. Accounts payable for the programming amounted to nil and $514, respectively, in 2005 and 2006.

In 2004 and 2005, the Company obtained design services from a subsidiary of an entity in which the CEO has an interest. The aggregate fees amounted to $131.

The Company’s CEO has an interest in another entity which places advertising on the Company’s networks and from which the Company acquires programming. In 2005 and 2006 the Company acquired programming in the amounts of $178 and $144, respectively. The Company received advertising revenue from the entity of nil, $734 and $843 in 2004, 2005 and 2006, respectively. Accounts receivable for advertising were nil and $96 as of December 31, 2005 and 2006, respectively.

The CEO has served as one of the producers of a number of cinema releases, for which the Company has acquired rights to broadcast. The CEO has not received compensation for his services as producer of such films.

Other

An employee of the Company has an interest in an entity from which the Company acquires programming. In 2004, 2005 and 2006 programming acquired amounted to nil, nil and $4,046, respectively. Prepayments to the entity amounted to nil and $365 as of December 31, 2005 and 2006, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2006, such commitments amounted to $52,430. The Company is to pay $44,812, $6,722 and $896 in 2007, 2008 and 2009, respectively, under these commitments.

The Company has commitments to purchase property and equipment. As of December 31, 2006, such commitments amounted to $541 and are required to be paid in 2007.

Office space

The Company has entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow the Company to fix certain key terms of a final lease agreement that will be signed in the future. Under these preliminary agreements, the Company is obligated to enter into final lease agreements if the building is completed according to certain specifications and the state registration of title to the building is granted within the required timeframe. The Company can however cancel the preliminary agreements prior to signing the final lease agreements, in which case the Company would forfeit the security deposit paid of $1.7 million (at exchange rates as of December 31, 2006) and be required to pay certain other expenses incurred by the landlord on the Company’s behalf.

The building is scheduled to be available for occupancy by July 2008. If the Company consummates the final lease agreement under the currently agreed terms, the Company will pay a base annual rent commencing as of the occupancy date of approximately $8.6 million ($716 per square meter at exchange rates as of December 31, 2006). The rent is payable in rubles, but the rate will fluctuate based on the exchange rate between the ruble and the dollar and the ruble and the Euro, with annual increases after the second year of between 3% and 6% based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.2 million ($519 per square meter at exchange rates as of December 31, 2006) to compensate the Company for a portion of its fit-out costs. The final lease agreements would require us to pay an annual fee for property management and utilities of approximately $1.3 million (at exchange rates as of December 31, 2006) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. Once the Company enters into the final lease, it may terminate the lease for any reason during the first five years upon twenty months’ written notice, the payment of $3.5 million (at exchange rates as of December 31, 2006) and the forfeiture of the security deposit. The Company may terminate the lease during the remaining five years of the final lease agreement for any reason upon twelve months’ written notice.

If the final lease is entered into, the Company estimates at December 31, 2006, that future minimum lease payments under the final lease agreement are as follows:

For the year ended December 31,
2007	$—
2008	3,411
2009	8,015
2010	9,338
2011 and thereafter	78,981
$99,745

Operating leases

The Company has several cancelable operating leases for satellite transponders and office space with terms ranging from one to eleven years.

Future minimum lease payments due under these leases at December 31, 2006 are as follows:

For the year ended December 31,
2007	$1,808
2008	1,602
2009	439
2010	470
2011 and thereafter	3,413
$7,732

Total operating lease expense was $3,105, $3,946 and $4,727 in 2004, 2005 and 2006, respectively.

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

The Company’s agreements with Video International extend through December 2007 and December 2009 for CTC Network and Domashny Network, respectively and 2010 for the Television Station Group. These agreements are generally terminable upon 180 days’ notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company’s business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

The Company’s revenues sold through Video International account for 72% of total operating revenues of $155,567 in 2004, 71% of total operating revenues of $237,477 in 2005 and 95% of total operating revenues of $370,834 in 2006.

Acquisitions of programming rights

The Company’s acquisitions of programming rights and sublicensing rights from its single largest supplier account for 22%, 23% and 22%, respectively, of total programming rights acquired in 2004, 2005 and 2006.

Tax Matters

The Company’s policy is to accrue for contingencies in the accounting period in which a liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company’s final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2005 and 2006. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively assessed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2005 and 2006, the Company included accruals for tax contingencies totaling $2,019 and $876 as a component of accrued liabilities. The main part of the amounts reversed during 2005 and 2006 relates to the reversal of $768 and $1,023, respectively, of tax contingency accrual recorded in the initial purchase price allocation for the acquisition of OAO Teleexpress (Moscow) which was accounted for as a reduction of goodwill.

The following table summarizes the changes in the accrual for tax contingencies for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Balance, beginning of period	$338	$3,206	$2,019
Additions	2,868	234	35
Amounts used	—	(345)	(123)
Amounts reversed	—	(1,076)	(1,213)
Foreign currency translation adjustment	—	—	158
Balance, end of period	$3,206	$2,019	$876

The amounts included in the accompanying consolidated statements of income for the years ended December 31, 2004, 2005 and 2006 were $155 expense, $8 expense and $152 income, respectively. The remaining amounts included in additions and amounts reversed relate to acquisitions and accordingly were included as part of the purchase price allocations. Additionally, the Company has identified possible tax contingences, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2006 management estimates such tax contingencies to be up to approximately $4.5 million.

It is the opinion of management that ultimate resolution of the Company’s tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with taxes, it is possible that the Company’s future operations or cash flows could be materially affected in a particular period.

Broadcast Licenses

All of the Company’s affiliate television stations, including those that are owned-and-operated, are required to have broadcast and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

The broadcast licenses of affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute ‘‘Russian content’’ and governmental authorities recently added an additional term to the broadcast licenses of some of CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

Termination Benefits

In connection with engaging Video International to be the exclusive advertising sales house for substantially all of the owned-and-operated stations in the Television Station Groups, the Company decreased the headcount of the sales and support personnel in the first quarter of 2006, resulting in $638 in severance costs that were accrued and expensed in the fourth quarter of 2005, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2006, all of these accrued severance costs have been paid.

Net Assets Position in Accordance with Statutory Requirements

In accordance with Russian legislation, joint stock companies must maintain a level of equity (net assets) that is greater than the charter capital. In the event that a company’s net assets, as determined under Russian accounting legislation, fall below certain minimum levels, specifically below zero, the company can be forced to liquidate.

ZAO New Channel, OAO Teleexpress and some other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company’s results of operations, financial position and operating plans.

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

Legal and Tax Proceedings

In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company’s liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

In the fourth quarter of 2006, the Company’s wholly-owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.4 million at the US dollar/ruble exchange rate as of December 31, 2006 relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, the Company filed a lawsuit disputing the claim, and the court ruled in its favor in December 2006. While the Company intends to defend its position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, it is possible that the tax inspectorate could also claim significant late payment interest. The Company does not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

17.	SEGMENT INFORMATION

The Company operates in four business segments — CTC Network, Domashny Network, CTC Television Station Group, Domashny Television Station Group. The Company has presented its business segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Year Ended December 31, 2004
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$115,288	—	$37,712	$2,955	$155,955	$(388)	$155,567
Operating income/ (loss)	57,041	—	16,484	(1,799)	71,726	(9,167)	62,559
Identifiable assets	136,721	17,858	34,454	49,522	238,555	54,666	293,221
Capital expenditures	(2,170)	—	(4,048)	(485)	(6,703)	984	(5,719)
Depreciation and amortization	(786)	—	(2,948)	(2,059)	(5,793)	(2,169)	(7,962)
Amortization of programming rights	(41,647)	—	(2,249)	(798)	(44,694)	(521)	(45,215)
Amortization of sublicensing rights	—	—	—	—	—	—	—

	Year Ended December 31, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$168,669	$9,346	$51,741	$7,761	$237,517	$(40)	$237,477
Operating income/ (loss)	83,841	(7,248)	27,962	(6,403)	98,152	(7,965)	90,187
Identifiable assets	184,841	23,471	40,998	46,029	295,339	(21,642)	273,697
Capital expenditures	(1,857)	(569)	(2,042)	(1,544)	(6,012)	(91)	(6,103)
Depreciation and amortization	(1,111)	(370)	(3,865)	(6,455)	(11,801)	(2,119)	(13,920)
Amortization of programming rights	(64,768)	(9,291)	(2,643)	(440)	(77,142)	(209)	(77,351)
Amortization of sublicensing rights	(2,043)	—	—	—	(2,043)	—	(2,043)

	Year Ended December 31, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$264,733	$20,649	$74,765	$11,566	$371,713	$(879)	$370,834
Operating income/ (loss)	139,712	(4,627)	48,073	(9,465)	173,693	(19,380)	154,313
Identifiable assets	252,878	28,069	80,147	57,415	418,509	66,288	484,797
Capital expenditures	(747)	(212)	(1,338)	(1,428)	(3,725)	(149)	(3,874)
Depreciation and amortization	(1,056)	(548)	(4,945)	(11,031)	(17,580)	(2,071)	(19,651)
Amortization of programming rights	(99,249)	(15,954)	(2,932)	(39)	(118,174)	148	(118,026)
Amortization of sublicensing rights	(6,773)	—	—	—	(6,773)	—	(6,773)

‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within one geographic region — Russia and has substantially all revenues from television advertising.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Operating revenue	$43,070	$56,094	$47,984	$90,329
Operating income	13,669	22,756	5,997	47,765
Net income	7,902	14,606	1,885	32,902
Net income per share – basic	$0.05	$0.10	$0.01	$0.24
Net income per share – diluted	$0.05	$0.09	$0.01	$0.22

	For the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenue	$79,224	$102,758	$70,919	$117,933
Operating income	33,068	49,209	13,696	58,340
Net income	22,654	34,110	8,443	41,118
Net income per share – basic	$0.16	$0.24	$0.06	$0.27
Net income per share – diluted	$0.15	$0.23	$0.05	$0.26

The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

19.	SUBSEQUENT EVENTS

In January 2007, options to purchase 34,400 shares of common stock were exercised at an exercise price of $0.56 per share.

In February 2007, the Company acquired the remaining 49% interest in ZAO Radio-Volga TV (Samara), bringing its ownership in this station to 100%, for cash consideration of $4.6 million.

In February 2007, the Company also acquired a 100% interest in OOO Programma, Servis, Montazh (Rostov) for a total purchase price of $2.7 million, consisting of $2.6 million in cash consideration and $0.1 million in debt assumed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.

By: /s/ Alexander Rodnyansky
Alexander Rodnyansky Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Alexander Rodnyansky	Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Nilesh Lakhani	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ John Dowdy	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/s/ Hans-Holger Albrecht	Co-Chairman of the Board of Directors	February 28, 2007

/s/ Peter Aven	Co-Chairman of the Board of Directors	February 28, 2007

/s/ Vagan Abgaryan	Director	February 28, 2007

/s/ Tamjid Basunia	Director	February 28, 2007

/s/ Maria Brunell	Director	February 28, 2007

/s/ Charles Burdick	Director	February 28, 2007

/s/ Kaj Gradevik	Director	February 28, 2007

/s/ Werner Klatten	Director	February 28, 2007

/s/ Oleg Sysuev	Director	February 28, 2007

S-1

EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4		Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.6		Restated Bylaws of CTC Media	S-1	3.6	April 11, 2006	333-132228
4.1		Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10	.1++	1992 Stock Option Plan	S-1	10.1	March 6, 2006	333-132228
10	.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10	.3++	Stock Option Agreement, dated January 1, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and John T. Healy (the ‘‘Healy Option’’)	S-1	10.3	March 6, 2006	333-132228
10	.4++	Letter Agreement dated August 10, 2004 amending the Healy Option	S-1	10.4	March 6, 2006	333-132228
10	.5++	Stock Option Agreement, dated April 17, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and International Media Ventures Incorporated	S-1	10.5	March 6, 2006	333-132228
10	.6++	Stock Option Agreement, dated April 17, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Myron A. Wick III	S-1	10.6	March 6, 2006	333-132228
10	.7++	Amended and Restated Stock Option Agreement, dated April 17, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Myron A. Wick III	S-1	10.7	March 6, 2006	333-132228
10	.8++	Share Appreciation Rights Agreement, dated September 16, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alexander Rodnyansky	S-1	10.8	March 6, 2006	333-132228
10	.9++	Amended and Restated Notice of Grant of Stock Option dated January 30, 2006 to Nilesh Lakhani (Non-Statutory Stock Option) and related Stock Option Agreement	S-1	10.9	March 6, 2006	333-132228

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10	.10++	Amended and Restated Notice of Stock Option Grant dated January 30, 2006 to Nilesh Lakhani (Incentive Stock Option) and related Stock Option Agreement	S-1	10.10	March 6, 2006	333-132228
10	.11++	Notice of Grant of Stock Option dated April 28, 2005 to Vladimir Khanumyan and related Stock Option Agreement	S-1	10.11	March 6, 2006	333-132228
10	.12++	Amended and Restated Employment Agreement, dated as of January 31, 2006, by and between CTC Media and Nilesh Lakhani	S-1	10.12	March 6, 2006	333-132228
10	.13++	Employment Agreement, dated April 13, 2006, by and between CTC Media and Vladimir Sergeevich Khanumyan	S-1	10.13	May 1, 2006	333-132228
10	.14++	Employment Agreement, dated May 11, 2006, by and between CTC Media and Alexander Rodnyansky	S-1	10.14	May 12, 2006	333-132228
10	.15++	Amended and Restated Employment Agreement, dated November 28, 2005 between CTC Media and Leigh Sprague	S-1	10.1	March 6, 2006	333-132228
10	.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10	.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10	.17++	Amended and Restated Consulting Agreement dated July 1, 1999, by and between CTC Media, (f/k/a StoryFirst Communications, Inc.) and International Media Ventures Incorporated	S-1	10.17	March 6, 2006	333-132228
10	.18++	Amended and Restated Consulting Agreement dated July 1, 2000, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and The H.A.M. Media Group LLC	S-1	10.18	March 6, 2006	333-132228

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.19		Advertising Sales Agreement (Agreement #TC-3/0100) dated as of December 31, 2000, as amended December 21, 2004 by and between CTC and CJSC TSV (Video International) (English translation)	S-1	10.19	March 6, 2006	333-132228
10	.19.1	Supplementary Agreement dated as of April 26, 2006 to Advertising Sales Agreement (Agreement #TC-3/0100) dated as of December 31, 2000, as amended December 21, 2004 by and between CTC and CJSC TSV (Video International) (English translation)	S-1	10.19.1	May 12, 2006	333-132228
10.20		Advertising Sales Agreement (Agreement # EM-22/0205 dated as of February 24, 2005 by and between Domashny and CJSC Ad Media (Video International) (English translation)	S-1	10.20	March 6, 2006	333-132228
10	.20.1	Supplementary Agreement dated as of April 26, 2006 to Advertising Sales Agreement (Agreement # EM-22/0205 dated as of February 24, 2005 by and between Domashny and CJSC Ad Media (Video International) (English translation)	S-1	10.20.1	May 12, 2006	333-132228
10.21		Advertising Sales Agreement dated as of January 30, 2006, by and between CTC Media Video International and Video International Trend (English translation)	S-1	10.21	April 11, 2006	333-132228
10	.21.1	Supplementary Agreement dated as of May 16, 2006 to the Advertising Sales Agreement dated as of January 30, 2006, by and between CTC Media, VI and VI Trend (English translation)	10-Q	10.21.1	July 31, 2006	000-52003
10.22		Form of Advertising Sales Agreement by and between Video International Trend and local owned-and-operated station (English translation)	S-1	10.22	April 11, 2006	333-132228
10.23		Stock Purchase Agreement dated July 29, 2003 by and between CTC Media and Alfa Capital Holdings (Cyprus) Limited	S-1	10.23	March 6, 2006	333-132228

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.24	Agreement dated July 29, 2003 by and among CTC Media, OJSC Alfa Bank and Merrow Ventures Limited	S-1	10.24	March 6, 2006	333-132228
10.25	Assignment of Indebtedness dated August 19, 2003 between CTC Media and Alfa Capital Holdings (Cyprus) Limited	S-1	10.25	March 6, 2006	333-132228
10.26	Letter Agreement dated January 1, 2003 by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alfa Bank	S-1	10.26	March 6, 2006	333-132228
10.27	Letter agreement, dated February 4, 2004, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alfa Bank	S-1	10.27	March 6, 2006	333-132228
10.28	Loan Agreement dated July 22, 2005 by and between OJSC Alfa Bank and CTC (English translation)	S-1	10.28	March 6, 2006	333-132228
10.29	Loan Agreement dated July 29, 2005 by and between OJSC Alfa Bank and CTC (English translation)	S-1	10.29	March 6, 2006	333-132228
10.30	Pledge Agreement No. 96073/z dated July 22, 2005 by and between CTC Media and Alfa Bank (English translation)	S-1	10.30	April 11, 2006	333-132228
10.31	Pledge Agreement No. 96144/z dated July 29, 2005 by and between CTC Media and Alfa Bank (English translation)	S-1	10.31	April 11, 2006	333-132228
10.32	Loan Agreement dated September 3, 2004 by and between OJSC Alfa Bank and CTC (English translation)	S-1	10.32	April 11, 2006	333-132228
10.33	Pledge Agreement No. 93227/z dated September 3, 2004 by and between CTC Media (f/k/a Story First Communications, Inc.) and Alfa Bank (English translation)	S-1	10.33	April 11, 2006	333-132228
10.34	Stock Purchase Agreement relating to shares of CTC Media dated as of July 28, 2005 among CTC Media and certain of its stockholders	S-1	10.34	March 6, 2006	333-132228

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.35		Share Purchase Agreement dated September 7, 2004 by and between Haywood Capital Limited and CTC (English translation)	S-1	10.35	March 6, 2006	333-132228
10.36		Share Purchase Agreement dated September 15, 2004 by and between Haywood Capital Limited and CTC (English translation)	S-1	10.36	March 6, 2006	333-132228
10.37		Share Purchase Agreement dated September 9, 2004 by and between Haywood Capital Limited and CTC Media (English translation)	S-1	10.37	March 6, 2006	333-132228
10.38		Share Purchase Agreement dated September 2, 2004 by and between AZO RocT.s. and ZAO CTC Region (English translation)	S-1	10.38	April 11, 2006	333-132228
10.39		Form of Stockholders Agreement dated May 12, 2006 by and among CTC Media, MTG Broadcasting AB, Alfa Capital Holdings (Cyprus) Ltd, Cavendish Nominees and Sector Investment Holding Company Limited	S-1	10.39	May 12, 2006	333-132228
10.40		Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10	.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41++	March 6, 2006	333-132228
10.42		Non-Residential Premises Lease Agreement between All-Russian Scientific and Researching Institute of TV and Broadcasting and CTC (English translation)	S-1	10.42	March 6, 2006	333-132228
10.43		Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10	.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky	10-Q	10.44++	July 31, 2006	000-52003
10	.45++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Vladimir Khanumyan	10-Q	10.45++	July 31, 2006	000-52003

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10	.46++	Stock Option Agreement dated as of July 12, 2006 between CTC Media and Nilesh Lakhani	10-Q	10.46++	July 31, 2006	000-52003
10	.47++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Incentive Stock Option) and related Stock Option Agreement	10-Q	10.47++	July 31, 2006	000-52003
10	.48++	Notice of Grant of Stock Option dated July 19, 2006 to Leigh Sprague (Non-Statutory Option) and related Stock Option Agreement	10-Q	10.48++	July 31, 2006	000-52003
10	.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49++	July 31, 2006	000-52003
10.50		Preliminary Lease Agreement dated November 10, 2006, between ZAO CTC and OOO Promyshlenno-Finansovaya Kompania (English translation)	Filed herewith
10.51		Preliminary Lease Agreement dated November 10, 2006, between CTC Media, Inc. and OOO Promyshlenno-Finansovaya Kompania (English translation)	Filed herewith
10	.52++	Notice of Grant of Stock Option dated July 19, 2006 to John Dowdy (Incentive Stock Option) and related Stock Option Agreement	Filed herewith
10	.53++	Notice of Grant of Stock Option dated July 19, 2006 to John Dowdy (Non-Statutory Stock Option) and related Stock Option Agreement	Filed herewith
10	.54++	Employment Agreement between CTC Media and John Dowdy	Filed herewith
14.1		Code of Business Conduct and Ethics	Filed herewith
21.1		Subsidiaries of CTC Media	S-1		March 6, 2006	333-132228
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

++	Indicates a management contract or any compensatory plan, contract or arrangement.