Form 10-Q
period 2007-03-31
CTC Media, Inc.
filed 2007-04-30
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 27, 2007, there were outstanding 151,540,072 shares of the registrant’s common stock, $0.01 par value per share.

CTC MEDIA, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report and the documents incorporated by reference in this quarterly report contain forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ and ‘‘would,’’ or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other ‘‘forward-looking’’ information. The factors described in the ‘‘Risk Factors’’ section of our annual report on Form 10-K filed with SEC on March 1, 2007, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2006	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,542	$217,102
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2006 – $563; March 31, 2007−$596)	8,640	19,819
Taxes reclaimable	4,399	6,105
Prepayments	38,302	26,094
Programming rights, net	41,634	46,987
Deferred tax asset	6,263	6,643
Other current assets	2,875	2,789
TOTAL CURRENT ASSETS	278,655	325,539
RESTRICTED CASH	120	100
PROPERTY AND EQUIPMENT, net	22,388	22,235
INTANGIBLE ASSETS, net:
Network affiliation agreements	3,333	2,833
Trade names	5,888	5,912
Broadcasting licenses	43,387	49,021
Cable network connections	409	275
Other intangible assets	354	335
Net intangible assets	53,371	58,376
GOODWILL	70,768	71,463
PROGRAMMING RIGHTS, net	24,267	31,779
SUBLICENSING RIGHTS, net	7,611	2,800
INVESTMENTS IN AND ADVANCES TO INVESTEES	9,319	9,853
PREPAYMENTS	8,713	7,475
DEFERRED TAX ASSET	9,077	9,642
OTHER NON-CURRENT ASSETS	508	530
TOTAL ASSETS	$484,797	$539,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,353	$23,707
Accrued liabilities	5,508	6,763
Taxes payable	11,528	11,670
Short-term loans and interest accrued	—	27
Deferred revenue	12,440	18,718
Deferred tax liability	2,937	3,431
Other current liabilities	600	424
TOTAL CURRENT LIABILITIES	46,366	64,740
LONG-TERM LOANS	210	210
DEFERRED TAX LIABILITY	14,080	15,300
MINORITY INTEREST	3,124	3,400
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2006 − 151,505,672, March 31, 2007 − 151,540,072)	1,515	1,515
Additional paid-in capital	327,587	330,675
Retained earnings	73,954	102,077
Accumulated other comprehensive income	17,961	21,875
TOTAL STOCKHOLDERS’ EQUITY	421,017	456,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,797	$539,792

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2006	2007
REVENUES:
Advertising	$76,899	$97,651
Sublicensing	1,848	5,830
Other revenue	477	640
Total operating revenues	79,224	104,121
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below; exclusive of depreciation and amortization of $3,251 and $5,086 and inclusive of stock-based compensation of nil and $26 for the three months ended March 31, 2006 and 2007, respectively)	(3,671)	(4,335)
Selling, general and administrative (exclusive of depreciation and amortization of $487 and $686 and inclusive of stock-based compensation of $67 and $3,044 for the three months ended March 31, 2006 and 2007, respectively)	(10,461)	(16,742)
Amortization of programming rights	(27,410)	(34,353)
Amortization of sublicensing rights	(876)	(4,403)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,738)	(5,772)
Total operating expenses	(46,156)	(65,605)
OPERATING INCOME	33,068	38,516
FOREIGN CURRENCY GAINS	1,079	27
INTEREST INCOME	43	2,084
INTEREST EXPENSE	(1,166)	—
OTHER NON-OPERATING INCOME, net	209	21
EQUITY IN INCOME OF INVESTEE COMPANIES	163	511
Income before income tax and minority interest	33,396	41,159
INCOME TAX EXPENSE	(10,037)	(12,145)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(705)	(891)
NET INCOME	$22,654	$28,123
Foreign currency translation adjustment	6,313	3,914
COMPREHENSIVE INCOME	$28,967	$32,037
Net income attributable to preferred stockholders	$(10,801)	$—
Net income attributable to common stockholders	$11,853	$28,123
Net income per share attributable to common stockholders – basic	$0.16	$0.19
Net income per share attributable to common stockholders – diluted	$0.15	$0.18
Weighted average common shares outstanding – basic	72,824,987	151,528,988
Weighted average common shares outstanding – diluted	148,856,008	157,678,698

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Three months ended March, 31
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,654	$28,123
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1,345)	(1,637)
Depreciation and amortization	3,738	5,772
Amortization of programming rights	27,410	34,353
Amortization of sublicensing rights	876	4,403
Stock based compensation expense	67	3,070
Gain on disposal of property and equipment	(263)	(3)
Equity in income of unconsolidated investees	(163)	(511)
Income attributable to minority interest	705	891
Foreign currency gains	(1,079)	(27)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,713)	(10,683)
Prepayments	(78)	(689)
Other assets	(2,381)	(435)
Accounts payable and accrued liabilities	171	3,179
Deferred revenue	3,899	5,747
Other liabilities	2,429	238
Dividends received from equity investees	—	286
Acquisition of programming and sublicensing rights	(29,282)	(24,681)
Net cash provided by operating activities	21,645	47,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,230)	(1,377)
Acquisitions of intangibles	(24)	(74)
Acquisitions of businesses, net of cash acquired	(3,310)	(6,857)
Proceeds from sale of property and equipment	528	22
Other	2	1
Net cash used in investing activities	(4,034)	(8,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from exercise of stock options	13	19
Repayments of loans	(20,000)	—
(Increase) decrease in restricted cash	(55)	20
Net cash provided by (used in) financing activities	(20,042)	39
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	594	1,410
Net increase (decrease) in cash and cash equivalents	(1,837)	40,560
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,300	176,542
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,463	$217,102

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

1.	oRGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. CTC and Domashny Television Station Groups (the ‘‘Television Stations Group’’) manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising, on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International (‘‘Video International’’), an advertising sales house (Note 10). The Company also generates sublicensing revenue primarily from sales of programming rights.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2007 should be read in conjunction with the consolidated financial statements contained in our annual report on Form 10-K filed with the US Securities and Exchange Commission (the ‘‘SEC’’) on March 1, 2007. Our significant accounting policies have not changed since December 31, 2006, except as outlined below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 carves out income taxes from SFAS No. 5, Accounting for Contingencies. The adoption of FIN No. 48 did not have a significant effect on the Company’s financial statements.

As of December 31, 2006 and March 31, 2007, the Company included accruals for unrecognized income tax benefits totaling $173 and $223, respectively, as a component of accrued liabilities.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

Approximately $17 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $192 of the unrecognized income tax benefit will be reversed by the end of 2007, due to expiration of the statute of limitations.

Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2.8 million if the Company were to lose in court. However, the Company does not believe that it is reasonably possible that such an increase in total unrecognized tax benefits will occur before the end of 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2007, the Company recognized approximately $19 in interest and penalties. At January 1, 2007 and March 31, 2007, the Company had accrued for approximately $68 and $87, respectively, for the payment of interest and penalties.

As of the adoption date of FIN No.48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by tax authorities.

Recently Issued Accounting Pronouncements

Fair Value Option

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

3.	NET INCOME PER SHARE

Basic net income per share for the three months ended March 31, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the three months ended March 31, 2006 and 2007, was nil and 4,898,556 stock options, respectively. All common shares issuable from the assumed conversion of convertible preferred stock outstanding on March 31, 2006 have been included in the diluted earnings calculation for the three months ended March 31, 2006. No convertible preferred stock was outstanding at March 31, 2007.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2006	2007
Net income	$22,654	$28,123
Net income attributable to preferred stockholders	(10,801)	—
Net income attributable to common stockholders	$11,853	$28,123
Weighted average common shares outstanding – basic
Common stock	72,824,987	151,528,988
Dilutive effect of:
Convertible preferred stock	66,360,800	—
Common stock options	9,670,221	6,149,710
Weighted average common shares outstanding – diluted	148,856,008	157,678,698
Net income per share attributable to common stockholders:
Basic	$0.16	$0.19
Diluted	$0.15	$0.18

The numerator used to calculate diluted net income per common share for the three months ended March 31, 2006 and 2007 was net income.

4.	Investment transactions

In February 2007, the Company acquired a 100% interest in OOO Programma, Service, Montazh (Rostov-on-Don), for a total purchase price of $2,713, consisting of $2,608 in cash consideration and $105 in short-term debt assumed. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,597 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

In February 2007, the Company acquired the remaining 49% interest in ZAO Radio-Volga-TV (Samara) for a total cash consideration of $4,603, bringing its ownership in this station to 100%. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $5,192 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

5.	Programming rights, NET

Programming rights as of December 31, 2006 and March 31, 2007 comprise the following:

	December 31, 2006	March 31, 2007
Historical cost	$177,012	$201,793
Accumulated amortization	(111,111)	(123,027)
Net book value	$65,901	$78,766
Current portion	41,634	46,987
Non-current portion	24,267	31,779

During the three months ended March 31, 2006 and 2007, the Company recognized impairment charges on programming rights of $839 and $677, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

6.	SUBLICENSING RIGHTS, NET

Sublicensing rights as of December 31, 2006 and March 31, 2007 comprise the following:

	December 31, 2006	March 31, 2007
Released, less amortization	$5,183	$1,268
Completed and not released	928	939
In production	717	469
In development or pre-production	783	124
Net book value	$7,611	$2,800

As of March 31, 2007, the Company expects the entire $1,268 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $544 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve-month period ending March 31, 2008.

7.	INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2006 and March 31, 2007 comprise the following:

		December 31, 2006		March 31, 2007
	Useful life, years	Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(6,667)	$10,000	$(7,167)
Trade names	indefinite	5,888	—	5,912	—
Broadcasting licenses	5	69,848	(26,461)	79,661	(30,640)
Other intangible assets	5	2,938	(2,175)	3,117	(2,507)
TOTAL		$88,674	$(35,303)	$98,690	$(40,314)

Amortization expense was $2,836 and $4,472 for the three months ended March 31, 2006 and 2007, respectively.

8.	Goodwill

Goodwill as of December 31, 2006 and March 31, 2007 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2006	$36,538	$19,679	$2,418	$12,133	$70,768
Accrual of contingent tax liability	—	—	—	277	277
Foreign currency translation adjustment	—	242	30	146	418
Balance as of March 31, 2007	$36,538	$19,921	$2,448	$12,556	$71,463

9.	STOCKHOLDERS’ EQUITY

Stock Split

On March 2, 2006 a four-for-one stock split was effected with respect to the Company’s common stock. Concurrently with this stock split, the conversion terms of the Class A Senior preferred stock and

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

Super Senior preferred stock were increased to 1:800. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively adjusted to reflect these changes.

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with an initial public offering (‘‘IPO’’). Upon the closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On March 31, 2007, the Company had a total of 151,540,072 shares outstanding.

Stock-Based Compensation

The following table summarizes common stock options and SAR activity for the Company during the three months ended March 31, 2007:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2006	5,440,240	$15.84	6,217,600	$1.64
Exercised	(34,400)	0.56	—	—
Cancelled	(51,037)	16.95	—	—
Expired	(13,600)	0.70	—	—
Outstanding as of March 31, 2007	5,341,203	$15.96	6,217,600	$1.64

The following table summarizes information about nonvested common stock options and SAR:

	Common Stock Options		SAR
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2006	4,435,118	$7.93	—	—
Vested	(419,368)	7.39	—	—
Forfeited	(51,037)	8.42	—	—
Nonvested as of March 31, 2007	3,964,713	$7.98	—	—

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

The following table summarizes information about exercisable common stock options and SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual term
Exercisable as of March 31, 2007	1,376,490	$15.20	9.0 years	6,217,600	$1.64	6.5 years

The Company recognized stock-based compensation expense of $67 and $3,070 for the three months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, the total compensation cost related to unvested awards not yet recognized is $31,520 to be recognized over a weighted average period of 2.69 years.

10.	COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company has future purchase commitments of $113.8 million as of March 31, 2007. These purchase commitments primarily include the Company’s contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations.

Concentrations

National television advertising in Russia is generally not placed directly with channels or networks. Instead, two ‘‘sales houses,’’ Video International and a sales house affiliated with a competitor, control the placement of virtually all national television advertising in Russia. The Company has agreements with Video International under which Video International serves as the Company’s exclusive sales house for the placement of national and regional advertising.

The Company’s agreements with Video International extend through December 2007 and December 2009 for CTC Network and Domashny Network, respectively, and 2010 for the Television Station Groups. These agreements are generally terminable upon 180 days’ notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company’s business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

The Company’s revenues sold through Video International account for 96% of total operating revenues of $79,224 in the three months ended March 31, 2006 and 93% of total operating revenues of $104,121 in the three months ended March 31, 2007.

Taxes on other than income

The Company’s policy is to accrue for contingencies related to taxes on other than income in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company’s final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and March 31, 2007. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2006 and March 31, 2007, the Company included accruals for contingencies related to taxes on other than income totaling $703 and $909 as a component of accrued liabilities. Additionally, the Company has identified possible contingencies related to taxes on other than income, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2007 management estimates such contingencies related to taxes on other than income to be up to approximately $2.1 million.

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

The broadcast licenses of affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute ‘‘Russian content’’ and governmental authorities recently added an additional term to the broadcast licenses of some of CTC’s owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

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

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

environments in which the Company operates. In the opinion of management, the Company’s liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

In the fourth quarter of 2006, the Company’s wholly-owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.4 million (at the US dollar/ruble exchange rate as of March 31, 2007) relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, the Company filed a lawsuit disputing the claim, and the court ruled in its favor in December 2006. While the Company intends to defend its position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, it is possible that the tax inspectorate could also claim significant late payment interest. The Company does not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

(Information pertaining to the three months ended March 31, 2006 and 2007 is unaudited)

11.	SEGMENT INFORMATION

The Company operates in four business segments — CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. The Company has presented its business segments consistently with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Three months ended March 31, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$62,220	$4,311	$11,254	$1,534	$79,319	$(95)	$79,224
Operating income/ (loss)	33,956	(1,714)	6,083	(2,763)	35,562	(2,494)	33,068
Identifiable assets	234,726	26,520	47,202	47,245	355,693	(67,227)	288,466
Capital expenditures	(205)	(33)	(356)	(623)	(1,217)	(13)	(1,230)
Depreciation and amortization	(271)	(128)	(999)	(1,820)	(3,218)	(520)	(3,738)
Amortization of programming rights	(22,888)	(3,786)	(724)	(9)	(27,407)	(3)	(27,410)
Amortization of sublicensing rights	(876)	—	—	—	(876)	—	(876)

	Three months ended March 31, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$76,613	$8,532	$16,303	$3,198	$104,646	$(525)	$104,121
Operating income/ (loss)	39,403	430	7,617	(2,501)	44,949	(6,433)	38,516
Identifiable assets	338,201	33,612	94,578	68,980	535,371	4,421	539,792
Capital expenditures	(172)	(24)	(689)	(428)	(1,313)	(138)	(1,451)
Depreciation and amortization	(260)	(151)	(1,532)	(3,305)	(5,248)	(524)	(5,772)
Amortization of programming rights	(27,919)	(5,308)	(1,170)	(1)	(34,398)	45	(34,353)
Amortization of sublicensing rights	(4,403)	—	—	—	(4,403)	—	(4,403)

‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within one geographic region, Russia, and generates substantially all of its revenues from television advertising.

12.	SUBSEQUENT EVENTS

The Company’s board of directors approved the grant of options to purchase an aggregate of 525,000 shares of the Company’s common stock. These grants are expected to take place in May 2007. The exercise price for these options will be equal to the closing sales price per share of the Company’s common stock on the date of the grant. These options will vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2006 and 2007. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on March 1, 2007 and our Unaudited Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this quarterly report.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’ Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 340 television stations and local cable operators, including 17 owned-and-operated stations and 21 unmanned repeater transmitters. Domashny’s signal is broadcast by over 210 television stations and local cable operators, including eight owned-and-operated stations and eight unmanned repeater stations.

We organize our operations into four business segments: CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group.

•	Networks. Each network is responsible for its broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Both the CTC Network and the Domashny Network generate substantially all of their revenues from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

•	Television Station Groups. The CTC Television Station Group manages its 17 owned-and-operated stations and 21 repeater transmitters. The Domashny Station Group manages its eight owned-and-operated stations and eight repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our Networks. Substantially all of our local advertising has been placed through Video International since January 2006.

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

The continued success of our advertising sales depends on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share at the CTC Network by broadcasting attractive entertainment programming, including original Russian series and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we continue to compete with other television broadcasters for programming content, and seek to air programming that addresses evolving audience tastes and trends in television broadcasting. Our programming costs have risen substantially in recent years and we expect that they will continue to do so as competition for high-quality Russian and foreign entertainment programming continues to intensify among Russian television broadcasters, in conjunction with anticipated growth in the Russian television advertising market.

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

Initial Public Offering

On June 1, 2006, we announced the pricing of the initial public offering (‘‘IPO’’) of our common stock at $14.00 per share. Of the 27,180,328 shares sold in the offering, 7,909,748 shares were offered by us and 19,270,580 shares were offered by selling stockholders.

We received net proceeds of $105.0 million from the sale of shares in the offering and aggregate exercise proceeds of $5.8 million from stock options exercised in connection with the IPO. As of March 31, 2007, we had approximately $79.6 million of net proceeds remaining after using $22.0 million to repay short-term loans due to Alfa Bank, $6.9 million for acquisition of television stations, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Television Advertising Sales

In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, two ‘‘sales houses,’’ Video International and NTV Media, control the placement of virtually all national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Since 2006, we engaged Video International to also place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations.

Legislation came into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising, reducing maximum advertising time to no more than 15% of total broadcasting time each day, while at the same time stipulating that no more than 20% of advertising time may be allotted for commercial advertising in any given hour. The legislation will further reduce the maximum permissible amount of advertising to no more than 15% per hour effective January 1, 2008. We responded to these regulatory changes by taking steps to increase the amount of advertising time allocated to the CTC Network by its affiliates and to implement rate increases in response to the decline in airtime available for advertising. We also partnered with Video International, our sales agent, to effectuate rate increases in response to the decline in airtime available for advertising that has resulted from the new law. Video International successfully negotiated an increase of over 20% in average advertising rates during the second half of 2006.

Our Agreements with Video International

We have three agreements with Video International for the placement of our advertising: one with CTC, one with Domashny and one umbrella agreement for both of our Television Station Groups, with sub-agreements for each of our individual owned-and-operated stations that have retained Video International to place their advertising. The agreements with the CTC Network and the Domashny Network run through December 2007 and 2009, respectively. Under these agreements we pay Video International a fixed commission of 13% of gross advertising sales placed on the CTC Network and a fixed commission of 12% of gross advertising sales placed on the Domashny Network. The umbrella agreement for our Television Station Groups runs through December 2010. The commission rate payable by our Television Station Groups is 15% of gross advertising sales placed on the owned-and-operated stations that have retained Video International to place their advertising. Local advertising sales generally command a higher rate of commission given that local advertising placements do not benefit from the economies of scale available to national sales.

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

Recent Acquisitions

In February 2007, we made two acquisitions. We acquired the remaining 49% interest in a station located in Samara for cash consideration of $4.6 million, bringing our ownership in this station to 100%. We also acquired a 100% interest in a station located in Rostov for a total purchase price of $2.7 million, consisting of $2.6 million in cash consideration and $0.1 million in assumed debt.

Office Space

In November 2006, we entered into agreements in regard to the future 10-year lease of office space in a building currently under construction in Moscow and scheduled to be available for occupancy by July 2008. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Cancellation of the preliminary agreements would result in the forfeiture of the security deposit paid of $1.7 million (at exchange rates as of March 31, 2007) and payment of certain other expenses incurred by the landlord on our behalf.

The final lease, once entered into, would provide for a base annual rent of approximately $8.7 million (at exchange rates as of March 31, 2007) and annual increases after the second year of between 3% and 6%, based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.3 million (at exchange rates as of March 31, 2007) to compensate us for a portion of its fit-out costs. The final lease agreements would require us to pay an annual fee for property management and utilities of approximately $1.3 million (at exchange rates as of March 31, 2007) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. For more information about these preliminary lease agreements, refer to our annual report on Form 10-K filed with SEC on March 1, 2007.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our annual report on Form 10-K filed with SEC on March 1, 2007. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The only change in our critical accounting policies since filing our annual report on Form 10-K with SEC on March 1, 2007 relates to accounting for uncertainty in income taxes, as outlined below.

Tax provisions and valuation allowance for deferred tax assets

In the course of preparing financial statements in accordance with US GAAP and for tax other than income tax, we record potential tax loss contingency provisions under the guidelines of SFAS No. 5, Accounting for Contingencies. In general, SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably determinable. On January 1, 2007 we adopted Interpretation No. 48 (‘‘FIN No. 48’’), issued by the Financial Accounting Standards Board (‘‘FASB’’), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statements 109. FIN No. 48 carves out income taxes from SFAS No.5. The adoption of this standard did not have a significant impact on our financial statements. In addition, we record income tax and deferred tax provisions under the guidelines of SFAS No. 109, Accounting for Income Taxes. Significant judgment is required to determine when such provisions should be recorded and, when facts and circumstances change, when such provisions should be released.

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at March 31, 2007 due to ambiguities in and evolution of Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies refer to Notes 2 and 10 to our Unaudited Consolidated Financial Statements in Item 1 of this report.

In the fourth quarter of 2006, our wholly owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.4 million (at exchange rate as of March 31, 2007) relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, we filed a lawsuit disputing the claim, and the court ruled in our favor in December 2006. While we intend to defend our position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, it is possible that the tax inspectorate could also claim significant late payment interest. We do not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in our financial statements.

We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of the probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended March 31,
	2006	2007
Revenues:
Advertising	97.1%	93.8%
Sublicensing and other	2.9	6.2
Total operating revenues	100.0	100.0
Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(4.6)	(4.2)
Selling, general and administrative (exclusive of depreciation and amortization)	(13.2)	(16.1)
Amortization of programming rights	(34.6)	(33.0)
Amortization of sublicensing rights	(1.1)	(4.2)
Depreciation and amortization (exclusive of amortization of programming rights)	(4.7)	(5.5)
Total operating expenses	(58.3)	(63.0)
Operating income	41.7	37.0
Foreign currency gains	1.4	—
Interest income	0.1	2.0
Interest expense	(1.5)	—
Other non-operating income, net	0.3	—
Equity in income of investee companies	0.2	0.5
Income before income tax and minority interest	42.2	39.5
Income tax expense	(12.7)	(11.7)
Income attributable to minority interest	(0.9)	(0.8)
Net income	28.6%	27.0%

Comparison of Unaudited Condensed Consolidated Results of Operations for the three months ended March 31, 2006 and 2007

Total operating revenues

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$62,220	$76,613
Change period-to-period	—	23.1%
Domashny Network	4,311	8,532
Change period-to-period	—	97.9%
CTC Television Station Group	11,254	16,303
Change period-to-period	—	44.9%
Domashny Television Station Group	1,534	3,198
Change period-to-period	—	108.5%
Eliminations and other	(95)	(525)
Total	$79,224	$104,121
Change period-to-period	—	31.4%

Our total operating revenues grew by approximately 31.4% when comparing the three-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market and the strength of our television networks in delivering their target audiences. In addition, the increase in our revenues when comparing the three months ended March 31, 2006 and 2007 was partially due to the fact that a significant majority of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar resulted in an approximate 7.0% increase in our advertising revenues.

Advertising revenues

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$60,269	$70,645
Change period-to-period	—	17.2%
Domashny Network	4,336	8,532
Change period-to-period	—	96.8%
CTC Television Station Group	10,941	16,018
Change period-to-period	—	46.4%
Domashny Television Station Group	1,053	2,411
Change period-to-period	—	129.0%
Eliminations and other	300	45
Total	$76,899	$97,651
Change period-to-period	—	27.0%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.    CTC Network’s advertising revenue increased by 17.2% when comparing the three-month periods under review principally due to increased advertising rates offset by a decrease in audience share. The average audience share of the CTC Network decreased from 10.8% for the three months ended March 31, 2006 to 9.3% for the three months ended March 31, 2007. The decrease in audience share was mainly due to the broadcasting of our highly successful series Born Not Pretty during the first quarter of 2006. This series, which made its debut on September 5, 2005 and aired until July 7, 2006, was CTC Network’s most successful program to date in terms of audience share, and generated an average overall primetime audience share of 26.5% in the three months ended March 31, 2006. This level of audience share is significantly higher than the average audience share of any other series or sitcom broadcast on the CTC Network during the periods under review.

Domashny Network.    The Domashny Network contributed $4.3 million and $8.5 million, respectively, to our consolidated advertising revenues for the three months ended March 31, 2006 and 2007. This is equal to 5.6% and 8.7%, respectively, of our consolidated advertising revenues. The increase in revenues reflects an increase in audience share of the Domashny Network from 1.3% for the three months ended March 31, 2006 to 1.9% for the three months ended March 31, 2007, as well as growth of the Russian television advertising market.

Television Station Groups.    Advertising revenues of the CTC Television Station Group increased from $10.9 million to $16.0 million when comparing the three months ended March 31, 2006 and 2007 principally due to increased advertising rates and, to a lesser extent, an increase in sellout. Advertising rates have been generally increasing during the periods under review due to an overall increase in the demand for television advertising in Russia. Beginning in the third quarter of 2006, however, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30.0% to 25.0%. Additionally, the new advertising legislation introduced on July 1, 2006 reduced the airtime available for advertising. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Television Advertising Sales’’ for more information about this reallocation of advertising time and this new legislation.

The Domashny Television Station Group contributed $1.1 million and $2.4 million, respectively, to our consolidated advertising revenues for the three months ended March 31, 2006 and 2007, amounting to 1.4% and 2.5%, respectively, of our consolidated advertising revenues in those periods. The $1.3 million increase in revenue was primarily the result of increased sellout and increased advertising rates as we increase the recognition of the Domashny brand.

Sublicensing and other revenues

	Three months ended March 31,
	2006	2007
CTC Network	$1,950	$5,967
Change period-to-period	—	206.0%
Domashny Network	1	1
Change period-to-period	—	—
CTC Television Station Group	353	285
Change period-to-period	—	(19.3)%
Domashny Television Station Group	444	787
Change period-to-period	—	77.3%
Eliminations and other	(423)	(570)
Total	$2,325	$6,470
Change period-to-period	—	178.3%

Networks.    The increase in sublicensing and other revenues at the CTC Network level primarily resulted from the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia. Generally, we anticipate that our sublicensing activity will slightly increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Television Station Groups.    Other revenues for the CTC Television Station Group primarily represent fees received for transmission. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups’ other revenues are eliminated in consolidation.

Total operating expenses

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(28,264)	$(37,210)
Change period-to-period	—	31.7%
Domashny Network	(6,025)	(8,102)
Change period-to-period	—	34.5%
CTC Television Station Group	(5,171)	(8,686)
Change period-to-period	—	68.0%
Domashny Television Station Group	(4,297)	(5,699)
Change period-to-period	—	32.6%
Eliminations and other	(2,399)	(5,908)
Total	$(46,156)	$(65,605)
Change period-to-period	—	42.1%
% of total operating revenues	58.3%	63.0%

Our total operating expenses as a percentage of operating revenues increased from 58.3% to 63.0% when comparing the three months ended March 31, 2006 and 2007, mainly due to increases in amortization of sublicensing rights, increases in stock-based compensation expense, timing of the spring promotion campaign and increases in depreciation and amortization expense.

Direct operating expenses

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(1,312)	$(1,434)
Change period-to-period	—	9.3%
Domashny Network	(693)	(907)
Change period-to-period	—	30.9%
CTC Television Station Group	(1,109)	(1,334)
Change period-to-period	—	20.3%
Domashny Television Station Group	(735)	(962)
Change period-to-period	—	30.8%
Eliminations and other	178	302
Total	$(3,671)	$(4,335)
Change period-to-period	—	18.1%
% of total operating revenues	4.6%	4.2%

Networks.    At the Network level, direct operating expenses principally comprise the salaries of our Networks’ engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues decreased from 2.1% to 1.9% when comparing the three months ended March 31, 2006 and 2007. At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues decreased from 16.1% to 10.6% when comparing the three months ended March 31, 2006 and 2007.

Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 9.9% to 8.2% when comparing the three months ended March 31, 2006 and 2007.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 47.9% to 30.1% when comparing the three months ended March 31, 2006 and 2007. As we continue to build upon the Domashny brand, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment’s operating revenue.

In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the ‘‘Russian Ministry of Telecommunications’’) requested evidence of the legal basis for some of our cable television operators, carrying the signals of CTC, Domashny, and other broadcasters over their cable networks. As a result of this request, some of our cable television operators indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. Presently, we and representatives of other Russian broadcasters are meeting with the Russian Ministry of Telecommunications to understand the ramifications of this inquiry. If our cable television operators were to be required by the Russian Ministry of Telecommunications to charge us ongoing transmission fees, we estimate that our annual transmission costs could increase by up to $1.5 million to $2.0 million.

Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters.

Selling, general and administrative expenses

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(2,917)	$(3,192)
Change period-to-period	—	9.4%
Domashny Network	(1,417)	(1,737)
Change period-to-period	—	22.6%
CTC Television Station Group	(2,339)	(4,650)
Change period-to-period	—	98.8%
Domashny Television Station Group	(1,731)	(1,432)
Change period-to-period	—	(17.3)%
Eliminations and other	(2,057)	(5,731)
Total	$(10,461)	$(16,742)
Change period-to-period	—	60.0%
% of total operating revenues	13.2%	16.1%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues decreased from 4.7% to 4.2% when comparing the three months ended March 31, 2006 and 2007. In absolute terms, selling general and administrative expenses increased over the three-month periods under review due in part to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006.

Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 32.9% to 20.4% when comparing the three months ended March 31, 2006 and 2007. This decrease reflects growth in Domashny Network’s revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to increases in salaries and benefits, and promotional expenses. As we continue to build upon the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues.

CTC and Domashny Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues increased from 20.8% to 28.5% when comparing the three months ended March 31, 2006 and 2007. The increase in this expense is principally the result of rescheduling of spring promotion campaign to the first quarter in 2007. In 2006, the spring promotion campaign was run in the second quarter.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues decreased from 112.8% to 44.8% when comparing the three months ended March 31, 2006 and 2007. Selling, general and administrative expenses decreased primarily due to a decrease in advertising and promotion which was offset by an increase in salaries and benefits. Advertising and promotion expenses decreased between the periods due to rescheduling the spring promotion campaign to the second quarter in 2007. Salaries and benefits increased between the periods due to annual raises which became effective at the beginning of 2007, as well as from the addition of new Domashny stations.

Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, increased from $1.9 million to $2.8 million when comparing the three months ended March 31, 2006 and 2007. The general rise in these expenses at the corporate level is mainly due to the expansion of our corporate function in order to address the requirements of becoming a publicly traded company and an increase in our directors and officers insurance premiums. Our salaries and benefits expense increased from $1.1 million to $1.4 million when comparing the three months ended March 31, 2006 and 2007 primarily due to additional headcount, compensation increases, and the introduction of board member fees when we became a public company in June 2006. Directors and officers insurance premiums increased by $0.3 million.

Corporate stock-based compensation expense increased from $0.1 million to $3.0 million when comparing the three months ended March 31, 2006 and 2007. This increase over the periods under review resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO.

We expect our general and administrative expenditures at the corporate level to increase during 2007 and subsequent years due to expenses associated with being a publicly traded company, increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

We also expect general and administrative expenses at the corporate level to increase during 2007 as a result of the grant of new stock options. Our board of directors has approved the grant of options to purchase an aggregate of 525,000 shares of our common stock. These grants are expected to take place in May 2007. The exercise price for these options will be equal to the closing sales price per share of our common stock on the date of the grant. These options will vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date. We are required to expense the fair value of these options over their vesting periods. Although we cannot determine the compensation expense to be recognized in 2007 and later years until the options are granted and their respective exercise prices are known, we anticipate that the compensation expense to be recognized in 2007 and over the term of the options will be material. Our preliminary estimates assume a $26.95 per share exercise price and indicate that we will be required to recognize approximately $7.5 million in total compensation cost related to these options over a four year period, with approximately $1.4 million being recognized in 2007. The compensation costs related to these options will be included in our consolidated statement of income primarily as a component of selling, general and administrative expense and will be recorded on a straight-line basis over the vesting period of each option.

Amortization of programming rights

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(22,888)	$(27,919)
Change period-to-period	—	22.0%
Domashny Network	(3,786)	(5,308)
Change period-to-period	—	40.2%
CTC Television Station Group	(724)	(1,170)
Change period-to-period	—	61.6%
Domashny Television Station Group	(9)	(1)
Change period-to-period	—	(87.3)%
Eliminations and other	(3)	45
Total	$(27,410)	$(34,353)
Change period-to-period	—	25.3%
% of total operating revenues	34.6%	33.0%

CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues decreased from 36.8% to 36.4% when comparing the three months ended March 31, 2006 and 2007. The increase in amortization of programming rights for the CTC Network over the periods in absolute terms was due primarily to increases in the cost of programming, particularly foreign movies and Russian-produced programming. Impairment charges amounted to $0.8 million and $0.7 million, respectively, for the three months ended March 31, 2006 and 2007. For 2007, we expect our programming costs to continue to increase in absolute terms in response to intense competition for quality programming.

Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 87.8% to 62.2% when comparing the three months ended March 31, 2006 and 2007. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2007 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming has historically been limited. Governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. We view this action primarily as a positive attempt to standardize the local content requirements in our CTC licenses and in response we have begun to produce additional local programming. This will increase our local programming costs.

Amortization of sublicensing rights

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(876)	$(4,403)
Change period-to-period	—	402.7%
Total	$(876)	$(4,403)
Change year-on-year	—	402.7%
% of total operating revenues	1.1%	4.2%

Amortization of sublicensing rights increased from $0.9 million to $4.4 million when comparing the three months ended March 31, 2006 and 2007 mainly due to sale of certain Russian mini-series to First Channel in Russia. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended March 31,
	2006	2007
	(in thousands, except percentages)
CTC Network	$(271)	$(260)
Change period-to-period	—	(4.0)%
Domashny Network	(128)	(151)
Change period-to-period	—	18.0%
CTC Television Station Group	(999)	(1,532)
Change period-to-period	—	53.4%
Domashny Television Station Group	(1,820)	(3,305)
Change period-to-period	—	81.6%
Eliminations and other	(520)	(524)
Total	$(3,738)	$(5,772)
Change period-to-period	—	54.4%
% of total operating revenues	4.7%	5.5%

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

Networks.    At the Network level, the depreciation of broadcasting equipment, computer hardware and office furniture represents the principal component of this expense. This expense remained relatively constant in absolute terms for the periods under review.

CTC Television Station Group.    As a percentage of this segment’s operating revenues, depreciation and amortization expense increased from 8.9% to 9.4% when comparing the three months ended March 31, 2006 and 2007 mainly due to acquisitions of new television stations.

Domashny Television Station Group.    As a percentage of this segment’s operating revenues, depreciation and amortization expense decreased from 118.6% to 103.3% when comparing the three months ended March 31, 2006 and 2007. The increase in depreciation and amortization over the periods in absolute terms was due primarily to the acquisition of new television stations after March 31, 2006.

Other.    Other depreciation and amortization expense consists primarily of the amortization expense of $0.5 million recorded in each of the periods under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network.

Foreign currency gains (losses)

	Three months ended March 31,
	2006	2007
Foreign currency gains (losses)	$1,079	$27

The functional currency of our Russian subsidiaries is the ruble. Despite the general appreciation of the ruble against the US dollar, our foreign currency gain for the first quarter of 2007 was minimal due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities. We achieved that balance by increasing our US dollar deposits held in this Russian entity.

Interest income

	Three months ended March 31,
	2006	2007
Interest income	$43	$2,084

During the three months ended March 31, 2007 our interest income primarily represents interest earned on our increasing cash balances.

Interest expense

	Three months ended March 31,
	2006	2007
Interest expense	$(1,166)	$—

During the three months ended March 31, 2006 we incurred interest expense on loans extended by Alfa. Our interest expense decreased when comparing the three months ended March 31, 2006 and 2007 as a result of full repayment of our loans with Alfa in the second quarter of 2006.

Equity in income of investee companies

	Three months ended March 31,
	2006	2007
Equity in income of investee companies	$163	$511

Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. Equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations.

Income tax expense

	Three months ended March 31,
	2006	2007
Income tax expense	$(10,037)	$(12,145)

Our effective tax rate was 30% for the three months ended March 31, 2006 and 2007.

Presently, we do not accrue deferred taxes on the unremitted earnings of our largest Russian subsidiary since we intend to reinvest those unremitted earnings indefinitely. However, if this Russian subsidiary were to distribute these unremitted earnings to the parent company, our effective tax rate could increase significantly.

Income attributable to minority interest

	Three months ended March 31,
	2006	2007
Income attributable to minority interest	$(705)	$(891)

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

Other comprehensive income

Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. A translation adjustment of $6.3 million and $3.9 million, respectively, was recorded as other comprehensive income to our consolidated financial statements for the three months ended March 31, 2006 and 2007.

Consolidated Financial Position — Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at March 31, 2007 Compared to December 31, 2006

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $8.6 million to $19.8 million from December 31, 2006 to March 31, 2007. Of the total $11.2 million increase, approximately $8.6 million was in our Networks and approximately $2.6 million was in our Television Stations Groups. Our Networks accounts receivable increased primarily as a result of the balance being seasonally low on December 31, 2006, and, to a lesser extent, an increase in sublicensing accounts receivable due from the First Channel. Our Television Station Group’s accounts receivable increased due to delays in remittances resulting from a change in management at Video International’s regional subsidiary. In April 2007, Video International’s regional subsidiary resumed making payments in a timely manner.

Prepayments

Current prepayments decreased from December 31, 2006 to March 31, 2007 primarily due to programming becoming available for its first showing. Programming prepayments are reclassified as programming rights once the related programming material is available to be shown on our Networks.

Broadcasting licenses

Broadcasting licenses increased from December 31, 2006 to March 31, 2007 due to the acquisition of a 100% interest in a station in Rostov and remaining 49% interest in a station in Samara. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Acquisitions.’’

Sublicensing rights

Sublicensing rights as shown on our balance sheet decreased from December 31, 2006 to March 31, 2007 primarily due to sublicensing certain Russian mini-series to the First Channel.

Accounts Payable

Accounts payable increased primarily due to increase in amounts due for purchases of programming rights.

Deferred revenue

Deferred revenue increased from December 31, 2006 to March 31, 2007 due to receipt of advance payments for advertising campaigns to be placed throughout 2007.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations, loans from Alfa Bank, the private placement of equity and our recent IPO. At March 31, 2007, we had $217.1 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2006	2007
	(in thousands)
Net cash provided by operating activities:	$21,645	$47,396
Net cash used in investing activities:	(4,034)	(8,285)
Net cash provided by (used in) financing activities:	(20,042)	39

Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased significantly over the periods under review principally because of the substantial increase in advertising revenues over these periods. Our advertising revenue amounted to $76.9 million and $97.7 million, respectively, during the three months ended March 31, 2006 and 2007.

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of sublicensing and programming rights. Our cash expenditure for the acquisition of sublicensing and programming rights amounted to $29.3 million and $24.7 million, respectively, during the three months ended March 31, 2006 and 2007. The decrease in cash paid for programming in first quarter of 2007 was primarily due to the timing of payments to foreign production houses. Programming rights and sublicensing rights amortization amounted to $28.3 million and $38.8 million, respectively, during the three months ended March 31, 2006 and 2007. We expect that in 2007, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In the three months ended March 31, 2006, we paid the remaining $1.8 million related to the acquisition of a 50% interest in a CTC station in Novosibirsk and a 100% interest in a Domashny station in Voronezh, and $1.5 million as partial payment for the acquisition of a 100% interest in a Domashny station located in Samara. In the three months ended March 31, 2007 we paid $6.9 million related mainly to the acquisition of the remaining 49% interest in a CTC station in Samara and acquisition of a 100% interest in a Domashny station in Rostov.

Cash from financing activities fluctuated between the periods primarily due to repayments of loans from Alfa during the three months ended March 31, 2006.

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

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations as of March 31, 2007:

	Payments Due by Period
	Total	Through 2007	2008 through 2009	2010 through 2011	Thereafter
	(in thousands)
Acquisition of programming rights	63,799	53,503	10,296	—	—
Acquisition of format rights	5,434	3,771	1,663		—
Transmission and satellite fees	35,738	5,904	15,549	14,285	—
Leasehold obligations(1)	8,309	1,815	2,612	1,422	2,460
Equipment purchase obligations	541	541	—	—	—
Total(2)	113,821	65,534	30,120	15,707	2,460

(1)	The amounts shown exclude leasehold obligations that would arise upon entering into final lease agreements for the 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Office space’’ for more information about our preliminary lease agreements for this office space.
(2)	FIN No. 48 liabilities in the amount of $223 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

Fair Value Option

In February 2007, FASB issued Statement No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

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

March 31,
2007
(in thousands, except exchange rate information)
Cash equivalents	$127,907
Taxes reclaimable	6,105
Taxes payable	11,670
Long-term loans	210
Closing ruble/US dollar exchange rate	26.0113

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

Item 1A.    Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in ‘‘Risk Factors’’ section of our annual report on Form 10-K filed with SEC on March 1, 2007, which could materially affect our business, financial condition or future results. The risks described in our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Of the $105.0 million of net IPO proceeds to us, we have used $22.0 million to repay short-term loans from Alfa Bank, $6.9 million for acquisition of television stations, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Item 6. Exhibits

Exhibit Number		Description
10	.55††	Separation Agreement and Release dated March 20, 2007 between CTC Media and Leigh Sprague.
10	.56††	Separation Agreement dated April 13, 2007 between CTC Media and Nilesh Lakhani (incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2007).
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ Nilesh Lakhani
Nilesh Lakhani Chief Financial Officer Date: April 30, 2007
CTC MEDIA, INC.
By:	/s/ John Dowdy
John Dowdy Chief Accounting Officer Date: April 30, 2007

EXHIBIT INDEX

Exhibit Number		Description
10	.55††	Separation Agreement and Release dated March 20, 2007 between CTC Media and Leigh Sprague.
10	.56††	Separation Agreement dated April 13, 2007 between CTC Media and Nilesh Lakhani (incorporated by reference to the Registrant’s Form 8-K filed on April 13, 2007).
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

††	Indicates a management contract or any compensatory plan, contract or arrangement.