Form 10-Q
period 2007-06-30
CTC Media, Inc.
filed 2007-07-31
CIK 1354513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of July 30, 2007, there were outstanding 151,804,392 shares of the registrant’s common stock, $0.01 par value per share.

CTC MEDIA, INC.
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical information are “forward-looking statements”. Any statements (including statements to the effect that we “believe,” “expect,” “anticipate,” “plan,” “could,” “estimate,” “intend,” “may,” “should,” “will,” and “would,” or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding growth of the Russian television advertising market and of our audience and market shares and our ability to execute on our growth strategy, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in Part II, “Item 1A. Risk Factors”. For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media’s future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I.   FINANCIAL INFORMATION

Item 1.                        Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31,	June 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,542	$242,047
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2006—$563; June 30, 2007—$567)	8,640	13,397
Taxes reclaimable	4,399	4,759
Prepayments	38,302	27,634
Programming rights, net	41,634	50,301
Deferred tax asset	6,263	6,748
Other current assets	2,875	1,889
TOTAL CURRENT ASSETS	278,655	346,775
RESTRICTED CASH	120	160
PROPERTY AND EQUIPMENT, net	22,388	22,183
INTANGIBLE ASSETS, net:
Network affiliation agreements	3,333	2,333
Trade names	5,888	5,918
Broadcasting licenses	43,387	48,715
Cable network connections	409	136
Other intangible assets	354	401
Net intangible assets	53,371	57,503
GOODWILL	70,768	71,614
PROGRAMMING RIGHTS, net	24,267	30,969
SUBLICENSING RIGHTS, net	7,611	2,729
INVESTMENTS IN AND ADVANCES TO INVESTEES	9,319	9,541
PREPAYMENTS	8,713	16,460
DEFERRED TAX ASSET	9,077	9,347
OTHER NON-CURRENT ASSETS	508	638
TOTAL ASSETS	$484,797	$567,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,353	$20,264
Accrued liabilities	5,508	7,833
Taxes payable	11,528	9,136
Deferred revenue	12,440	17,332
Deferred tax liability	2,937	1,938
Other current liabilities	600	162
TOTAL CURRENT LIABILITIES	46,366	56,665
LONG-TERM LOANS	210	212
DEFERRED TAX LIABILITY	14,080	15,074
MINORITY INTEREST	3,124	2,223
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2006—151,505,672, June 30, 2007—151,700,716	1,515	1,517
Additional paid-in capital	327,587	335,235
Retained earnings	73,954	132,769
Accumulated other comprehensive income	17,961	24,224
TOTAL STOCKHOLDERS’ EQUITY	421,017	493,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,797	$567,919

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
REVENUES:
Advertising	$99,563	$108,274	$176,462	$205,925
Sublicensing	2,531	3,188	4,379	9,018
Other revenue	664	685	1,140	1,325
Total operating revenues	102,758	112,147	181,981	216,268
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $4,316 and $5,414 for three months and $7,567 and $10,500 for six months ended June 30, 2006 and 2007, respectively; and inclusive of stock-based compensation of $9 and $213 for the three months and $9 and $239 for six months ended June 30, 2006 and 2007, respectively)	(3,995)	(4,563)	(7,666)	(8,898)
Selling, general and administrative (exclusive of depreciation and amortization of $867 and $714 for the three months and $1,354 and $1,400 for the six months ended June 30, 2006 and 2007, respectively; inclusive of stock-based compensation of $1,027 and $3,252 for the three months and $1,094 and $6,297 for the six months ended June 30, 2006 and 2007, respectively)	(13,597)	(17,051)	(24,058)	(33,793)
Amortization of programming rights	(29,600)	(37,649)	(57,010)	(72,002)
Amortization of sublicensing rights	(1,174)	(1,462)	(2,049)	(5,865)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(5,183)	(6,128)	(8,921)	(11,900)
Total operating expenses	(53,549)	(66,853)	(99,704)	(132,458)
OPERATING INCOME	49,209	45,294	82,277	83,810
FOREIGN CURRENCY GAINS (LOSSES)	242	(115)	1,321	(88)
INTEREST INCOME	282	2,545	325	4,629
INTEREST EXPENSE	(607)	(2)	(1,773)	(2)
GAINS ON SALE OF BUSINESSES	782	747	782	747
OTHER NON-OPERATING (LOSSES) INCOME, net	(289)	858	(80)	879
EQUITY IN INCOME OF INVESTEE COMPANIES	723	682	886	1,193
Income before income tax and minority interest	50,342	50,009	83,738	91,168
INCOME TAX EXPENSE	(14,923)	(17,787)	(24,960)	(29,932)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(1,309)	(1,530)	(2,013)	(2,421)
NET INCOME	$34,110	$30,692	$56,765	$58,815
Foreign currency translation adjustment	4,714	2,349	11,027	6,263
COMPREHENSIVE INCOME	$38,824	$33,041	$67,792	$65,078
Net income attributable to preferred stockholders	$(11,594)	—	$(22,989)	—
Net income attributable to common stockholders	$22,516	$30,692	$33,776	$58,815
Net income per share attributable to common stockholders—basic	$0.24	$0.20	$0.40	$0.39
Net income per share attributable to common stockholders—diluted	$0.23	$0.19	$0.38	$0.37
Weighted average common shares outstanding—basic	94,080,899	151,565,124	83,846,170	151,547,155
Weighted average common shares outstanding—diluted	151,411,235	158,333,143	148,194,250	157,939,836

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Six months ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,765	$58,815
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(3,629)	(3,980)
Depreciation and amortization	8,921	11,900
Amortization of programming rights	57,010	72,002
Amortization of sublicensing rights	2,049	5,865
Stock-based compensation expense	1,103	6,536
Gain on disposal of property and equipment	(306)	(748)
Gain on sale of businesses	(782)	(747)
Equity in income of unconsolidated investees	(886)	(1,193)
Income attributable to minority interest	2,013	2,421
Foreign currency (gains) losses	(1,321)	88
Changes in operating assets and liabilities:
Trade accounts receivable	(6,945)	(3,988)
Prepayments	2,203	981
Other assets	(429)	(215)
Accounts payable and accrued liabilities	532	2,961
Deferred revenue	229	3,780
Other liabilities	670	(3,049)
Dividends received from equity investees	120	1,227
Acquisition of programming and sublicensing rights	(63,960)	(73,549)
Net cash provided by operating activities	53,357	79,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,209)	(2,531)
Acquisitions of intangibles	—	(204)
Acquisitions of businesses, net of cash acquired	(19,543)	(14,572)
Proceeds from sale of businesses, net of cash disposed	882	751
Proceeds from sale of property and equipment	606	1,990
Other	(62)	3
Net cash used in investing activities	(20,326)	(14,563)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from issuances of common stock	105,041	—
Common stock issuance costs	(331)	—
Proceeds from exercise of stock options	5,856	1,114
Proceeds from loans	19,000	—
Repayments of loans	(60,384)	—
(Increase) decrease in restricted cash	(49)	(40)
Dividends paid to minority interest	(1,735)	(2,392)
Net cash provided by (used in) financing activities	67,398	(1,318)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	905	2,279
Net increase (decrease) in cash and cash equivalents	101,334	65,505
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,300	176,542
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,634	$242,047

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

1.                 ORGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. CTC and Domashny Television Station Groups (the ‘‘Television Station Groups’’) manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International (‘‘Video International’’), an advertising sales house (Note 10). The Company also generates sublicensing revenue primarily from sales of programming rights.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the ‘‘SEC’’) on March 1, 2007. Our significant accounting policies have not changed since December 31, 2006, except as outlined below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (‘‘FIN No. 48’’), Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 carves out income taxes from SFAS No. 5.

Accounting for Contingencies. The adoption of FIN No. 48 did not have a significant effect on the Company’s financial statements.

As of December 31, 2006 and June 30, 2007, the Company included accruals for unrecognized income tax benefits totaling $173 and $323, respectively, as a component of accrued liabilities. Approximately $20 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $187 of the unrecognized income tax benefit will be reversed by the end of 2007, due to expiration of the statute of limitations.

Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $3,308 if the Company were to lose such a challenge by the tax authorities. However, the Company does not believe that it is reasonably possible that such an increase in total unrecognized tax benefits will occur before the end of 2007.

The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2007, the Company recognized approximately $34 and $53, respectively, in interest and penalties. At January 1, 2007 and June 30, 2007, the Company had accrued for approximately $68 and $121, respectively, for the payment of interest and penalties.

As of the adoption date of FIN No.48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by tax authorities.

Recently Issued Accounting Pronouncements

Fair Value Option

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

3.                 NET INCOME PER SHARE

Basic net income per share for the three and six months ended June 30, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the six months ended June 30, 2006 and 2007, was 4,918,556 and 675,000 stock options, respectively. All common shares issuable from the assumed conversion of convertible preferred stock outstanding on June 30, 2006 have been included in the diluted earnings calculation for the three and six months ended June 30, 2006. No convertible preferred stock was outstanding during the three and six months ended June 30, 2007.

The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income	$34,110	$30,692	$56,765	$58,815
Net income attributable to preferred stockholders	(11,594)	—	(22,989)	—
Net income attributable to common stockholders	$22,516	$30,692	$33,776	$58,815
Weighted average common shares outstanding—basic
Common stock	94,080,899	151,565,124	83,846,170	151,547,155
Dilutive effect of:
Convertible preferred stock	48,443,384	—	57,070,288	—
Common stock options	8,886,952	6,768,019	7,277,792	6,392,681
Weighted average common shares outstanding—diluted	151,411,235	158,333,143	148,194,250	157,939,836
Net income per share attributable to common stockholders:
Basic	$0.24	$0.20	$0.40	$0.39
Diluted	$0.23	$0.19	$0.38	$0.37

The numerator used to calculate diluted net income per common share for the three months and six months ended June 30, 2006 and 2007 was net income.

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

In May 2007, the Company acquired a 100% interest in OOO Kontinent-50 (Vladivostok) for a total cash consideration of $2,509. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,430 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

5.                 PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2006 and June 30, 2007 comprise the following:

	December 31, 2006	June 30, 2007
Historical cost	$177,012	$226,211
Accumulated amortization	(111,111)	(144,941)
Net book value	$65,901	$81,270
Current portion	41,634	50,301
Non-current portion	24,267	30,969

During the three months ended June 30, 2006 and 2007, the Company recognized impairment charges on programming rights of $870 and $1,126, respectively. During the six months ended June 30, 2006 and 2007, the Company recognized impairment charges on programming rights of $1,709 and $1,803, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

6.                 SUBLICENSING RIGHTS, NET

Sublicensing rights as of December 31, 2006 and June 30, 2007 comprise the following:

	December 31, 2006	June 30, 2007
Released, less amortization	$5,183	$1,487
Completed and not released	928	946
In production	717	296
In development or pre-production	783	—
Net book value	$7,611	$2,729

As of June 30, 2007, the Company expects the entire $1,487 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $1,960 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve-month period ending June 30, 2008.

7.                 INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2006 and June 30, 2007 comprise the following:

		December 31, 2006		June 30, 2007
	Useful life, years	Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(6,667)	$10,000	$(7,667)
Trade names	indefinite	5,888	—	5,918	—
Broadcasting licenses	5	69,848	(26,461)	83,710	(34,995)
Other intangible assets	5	2,938	(2,175)	3,313	(2,776)
TOTAL		$88,674	$(35,303)	$102,941	$(45,438)

Amortization expense was $3,936 and $4,809 for the three months ended June 30, 2006 and 2007, respectively. Amortization expense was $6,772 and $9,281 for the six months ended June 30, 2006 and 2007, respectively.

8.                 GOODWILL

Goodwill as of December 31, 2006 and June 30, 2007 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2006	$36,538	$19,679	$2,418	$12,133	$70,768
Accrual of contingent tax liability	—	—	—	165	165
Foreign currency translation adjustment	—	392	48	241	681
Balance as of June 30, 2007	$36,538	$20,071	$2,466	$12,539	$71,614

9.                 STOCKHOLDERS’ EQUITY

Stock Split

On March 2, 2006, a four-for-one stock split was effected with respect to the Company’s common stock. Concurrently with this stock split, the conversion terms of the Class A Senior preferred stock and Super Senior preferred stock were increased to 1:800. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively adjusted to reflect these changes.

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with an initial public offering (‘‘IPO’’). Upon the closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On June 30, 2007, the Company had a total of 151,700,716 shares outstanding.

Stock-Based Compensation

The following table summarizes common stock options and SAR activity for the Company during the three months ended June 30, 2007:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2006	5,440,240	$15.84	6,217,600	$1.64
Granted	625,000	26.63	—	—
Exercised	(195,044)	5.71	—	—
Cancelled	(51,037)	16.95	—	—
Expired	(13,600)	0.70	—	—
Outstanding as of June 30, 2007	5,805,559	$17.37	6,217,600	$1.64

In May 2007, the Company granted options to the members of management to purchase 375,000 shares of its common stock at an exercise price of $26.91 and 150,000 shares of its common stock at an exercise price of $26.74. In June 2007, the Company granted options to the members of management to purchase 50,000 shares of its common stock at an exercise price of $25.46 and 50,000 shares of its common stock at an exercise price of $25.36.

The following assumptions were used in the option-pricing model:

	375,000 options at $26.91	150,000 options at $26.74	50,000 options at $25.46	50,000 options at $25.36
Risk free interest rate	4.56%	4.57%	4.96%	4.92%
Expected option life (years)	6.1	5.9	6.1	6.1
Expected dividend yield	—	—	—	—
Volatility factor	44%	44%	44%	44%
Weighted-average grant date fair value of options (per share)	$13.28	$12.98	$12.75	$12.76

The outstanding SAR fully vested as of May 31, 2006. The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2006	4,435,118	$7.93
Granted	625,000	13.12
Vested	(871,228)	7.64
Forfeited	(51,037)	8.42
Nonvested as of June 30, 2007	4,137,853	$8.77

The following table summarizes information about exercisable common stock options and SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual term
Exercisable as of June 30, 2007	1,667,706	$16.29	8.9 years	6,217,600	$1.64	6.2 years

The Company recognized stock-based compensation expense of $1,036 and $3,465 for the three months ended June 30, 2006 and 2007, respectively, and $1,103 and $6,536 for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, the total compensation cost related to unvested awards not yet recognized is $36,256 to be recognized over a weighted average period of 2.59 years.

10.          COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company has future purchase commitments of $113,414 as of June 30, 2007. These purchase commitments primarily include the Company’s contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations.

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

The Company’s agreements with Video International extend through December 2007 and December 2009 for CTC Network and Domashny Network, respectively, and 2010 for the Television Station Groups. In July 2007, CTC Network entered into a new five-year agreement with Video International which becomes effective on January 1, 2008 immediately following the expiration of CTC Network’s existing agreement with Video International. The new CTC Network agreement runs through the end of 2012. These agreements are generally terminable upon 180 days’ notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company’s business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

The Company’s revenues sold through Video International account for 95% of total operating revenues of $102,758 in the three months ended June 30, 2006 and 96% of total operating revenues of $112,147 in the three months ended June 30, 2007. The Company’s revenues sold through Video International account for 96% of total operating revenues of $181,981 in the six months ended June 30, 2006 and 94% of total operating revenues of $216,268 in the six months ended June 30, 2007.

Non-income taxes

The Company’s policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company’s final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and June 30, 2007. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2006 and June 30, 2007, the Company included accruals for contingencies related to non-income taxes totaling $703 and $1,091 as a component of accrued liabilities. Additionally, the Company has identified possible contingencies related to taxes on other than income, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2007, management estimates such contingencies related to taxes on other than income to be up to approximately $2,075.

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

In the fourth quarter of 2006, the Company’s wholly-owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $457 (at the US dollar/ruble exchange rate as of June 30, 2007) relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, the Company filed a lawsuit disputing the claim, and the court ruled in its favor in December 2006. While the Company intends to defend its position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, the tax inspectorate will also claim late payment interest of up to $1,146. The Company does not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

In the first quarter of 2007, the Company’s wholly-owned subsidiary, ZAO CTC Network, went through a tax inspection for years 2004 through 2005. As a result, the Russian tax inspectorate issued a claim and withdrew funds for approximately $430 (at the US dollar/ruble exchange rate as of June 30, 2007) including penalties and interest. The Company filed a lawsuit disputing the claim, and the court ruled in its favor in June 2007. The Company believes a favorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

In the second quarter of 2007, the Company’s wholly-owned subsidiary, ZAO CTC Region, went through a tax inspection for years 2004 through 2006. As a result, ZAO CTC Region received a claim from the Russian tax inspectorate for approximately $732 (at the US dollar/ruble exchange rate as of June 30, 2007) including penalties and interest of which the Company accrued approximately $227 (at the US dollar/ruble exchange rate as of June 30, 2007). The Company intends to file a lawsuit disputing the claim.

11.          SEGMENT INFORMATION

The Company operates in four business segments—CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. The Company has presented its business segments consistently with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Three months ended June 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$ 75,518	$ 4,983	$ 19,151	$ 3,239	$ 102,891	$ (133)	$ 102,758
Operating income/(loss)	45,008	(1,363)	12,533	(2,001)	54,177	(4,968)	49,209
Identifiable assets	243,774	26,362	70,923	65,884	406,943	16,834	423,777
Capital expenditures	(169)	(25)	(407)	(410)	(1,011)	(42)	(1,053)
Depreciation and amortization	(272)	(138)	(1,288)	(2,981)	(4,679)	(504)	(5,183)
Amortization of programming rights	(24,701)	(4,156)	(763)	(14)	(29,634)	34	(29,600)
Amortization of sublicensing rights	(1,174)	—	—	—	(1,174)	—	(1,174)

	Three months ended June 30, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	75,633	9,001	23,755	4,207	112,596	(449)	112,147
Operating income/(loss)	39,000	78	16,044	(2,549)	52,573	(7,279)	45,294
Identifiable assets	363,730	35,047	75,305	60,612	534,694	33,223	567,917
Capital expenditures	(153)	(81)	(490)	(548)	(1,272)	(11)	(1,283)
Depreciation and amortization	(246)	(154)	(1,772)	(3,428)	(5,600)	(528)	(6,128)
Amortization of programming rights	(30,291)	(6,296)	(1,133)	1	(37,719)	70	(37,649)
Amortization of sublicensing rights	(1,462)	—	—	—	(1,462)	—	(1,462)

	Six months ended June 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$ 137,738	$ 9,294	$ 30,404	$ 4,773	$ 182,209	$ (228)	$ 181,981
Operating income/(loss)	78,965	(3,077)	18,614	(4,766)	89,736	(7,459)	82,277
Identifiable assets	243,774	26,362	70,923	65,884	406,943	16,834	423,777
Capital expenditures	(374)	(58)	(763)	(1,033)	(2,228)	(55)	(2,283)
Depreciation and amortization	(543)	(266)	(2,287)	(4,801)	(7,897)	(1,024)	(8,921)
Amortization of programming rights	(47,622)	(7,942)	(1,488)	(22)	(57,074)	64	(57,010)
Amortization of sublicensing rights	(2,049)	—	—	—	(2,049)	—	(2,049)

	Six months ended June 30, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	152,246	17,533	40,058	7,405	217,242	(974)	216,268
Operating income/(loss)	78,403	508	23,661	(5,050)	97,522	(13,712)	83,810
Identifiable assets	363,730	35,047	75,305	60,612	534,694	33,223	567,917
Capital expenditures	(325)	(105)	(1,179)	(976)	(2,585)	(150)	(2,735)
Depreciation and amortization	(506)	(305)	(3,304)	(6,733)	(10,848)	(1,052)	(11,900)
Amortization of programming rights	(58,210)	(11,604)	(2,303)	—	(72,117)	115	(72,002)
Amortization of sublicensing rights	(5,865)	—	—	—	(5,865)	—	(5,865)

‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within one geographic region, Russia, and generates substantially all of its revenues from television advertising.

12.          SUBSEQUENT EVENTS

In July 2007, the Company received approximately $1,757 for the exercise of 103,676 options to acquire shares of the Company’s common stock.

In July 2007, the Company acquired a 49% interest in each of the four companies located in Irkutsk, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region, for total cash consideration of $12,240.

In July 2007, the Company also acquired a 100% interest in OOO Grand, which in turn owns a 50% interest in ZAO Kanal 6 (Kazan), for cash consideration of $10,000. This transaction brought the Company’s effective ownership in ZAO Kanal 6 up to 100%.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2006 and 2007. This discussion should be read in conjunction with our Annual Report on Form 10-K filed with SEC on March 1, 2007 and our Unaudited Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’ Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 340 television stations and local cable operators, including 18 owned-and-operated stations and 23 unmanned repeater transmitters. Domashny’s signal is broadcast by over 220 television stations and local cable operators, including 10 owned-and-operated stations and eight unmanned repeater stations.

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

•       Television Station Groups.   The CTC Television Station Group manages its 18 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 10 owned-and-operated stations and eight repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our Networks. Substantially all of our local advertising has been placed through Video International since January 2006.

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

While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through the acquisition or launch of additional networks. In addition, we review opportunities to expand in adjacent Russian speaking markets where we can effectively and efficiently leverage our management and programming resources. Moreover, we evaluate opportunities from time to time in selected media and entertainment sub-sectors that offer potential growth opportunities. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. Any such acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Initial Public Offering

On June 1, 2006, we announced the pricing of the initial public offering (‘‘IPO’’) of our common stock at $14.00 per share. Of the 27,180,328 shares sold in the offering, 7,909,748 shares were offered by us and 19,270,580 shares were offered by selling stockholders.

We received net proceeds of $105.0 million from the sale of shares in the offering and aggregate exercise proceeds of $5.8 million from stock options exercised in connection with the IPO. As of June 30, 2007, we had approximately $71.9 million of net proceeds remaining after using $22.0 million to repay short-term loans due to Alfa Bank, $14.6 million for acquisition of television stations, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

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

Legislation came into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising, reducing maximum advertising time to no more than 15% of total broadcasting time each day, while at the same time stipulating that no more than 20% of advertising time may be allotted for commercial advertising in any given hour. The legislation will further reduce the maximum permissible amount of advertising to no more than 15% per hour effective January 1, 2008. Video International renegotiated advertising rates with advertisers to reflect the impact of the reduction in available advertising time in 2006. As a result, our advertising rates increased by over 20% in the second half of 2006. We also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result, we believe that the reduced amount of available advertising time did not negatively affect our results of operations in 2006 or the first six months of 2007. In connection with the further reductions in advertising time to be effective from January 1, 2008, we do not believe we will be able to effect further reallocations of our total daily advertising time between either of our networks and our affiliate stations.  Although we expect that Video International will be able to negotiate advertising price increases in connection with these further reductions in advertising time, we cannot guarantee that any such increases will be sufficient to compensate for the loss in advertising time. If the price increases are not sufficient, the further reductions in advertising time will have a material adverse affect on our revenues and results of operations.

Our Agreements with Video International

We have three primary agreements with Video International for the placement of our advertising: one with CTC, one with Domashny and one umbrella agreement for both of our Television Station Groups, with sub-agreements for each of our individual owned-and-operated stations that have retained Video International to place their advertising. The current agreement with the CTC Network runs through December 2007 and has been extended by a new agreement that runs through December 2012. The agreement for the Domashny Network runs through December 2009 and the umbrella agreement for our Television Station Groups, which was recently materially amended as of July 11, 2007, runs through December 2010.

In December 2004 and February 2005, we entered into our present agreements in respect of CTC and Domashny Networks, respectively, providing for a fixed commission of 13% of gross advertising sales placed on the CTC Network and a fixed commission of 12% of gross advertising sales placed on the Domashny Network. In connection with signing these agreements, we paid Video International a one-time $9.9 million signing fee that we are recording on a straight-line basis from 2005 through 2007 as a reduction in revenues. We account for that signing fee as commission, allocating it to the CTC and Domashny Networks proportionally to their revenues. This increases Video International’s effective average commission rate on CTC’s and Domashny’s gross advertising sales.

In July 2007, CTC Network entered into a new five-year agreement with Video International under which Video International will continue to serve as CTC Network’s exclusive advertising sales house. The new agreement becomes effective on January 1, 2008, immediately following the expiration of CTC Network’s existing agreement with Video International. Under the terms of the new CTC Network agreement, CTC Network will continue to pay Video International a fixed commission of 13% of its gross advertising sales. As under its existing agreement with Video International, CTC Network bears the credit risk associated with any failure by a CTC Network advertiser to make payments when they are due. Under the new agreement, however, Video International has agreed to guarantee the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC Network’s gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy.

Like the existing CTC Network and Domashny Network agreements, the new CTC Network agreement is terminable upon 180 days’ notice by either party. As compensation for early termination, the terminating party under either the CTC Network or Domashny Network agreements must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the CTC Network agreement is terminated upon six months’ notice by either party as of January 1 of any year other than 2008, no termination fee is payable.

Concurrently with negotiating a new agreement for the CTC Network and in connection with Video International’s recent change of senior management at the regional sales level, CTC Media and Video International agreed to amend the terms of their existing agreements relating to the CTC and Domashny Television Station Groups. The principal purpose of the amendment was to modify the rate of commission payable to Video International on sales of local advertising for the period from April 1, 2007 to December 31, 2007 in order to incentivize Video International to achieve negotiated sales targets through this management transition period. Although agreed in July 2007, this amendment is effective from April 1, 2007.

Historically, the commission rate payable by our individual owned-and-operated stations was fixed at 15% of gross advertising sales regardless of whether the negotiated sales targets were achieved by Video International. Under the amended agreements, the full 15% commission in 2007 will only be payable for existing stations if Video International achieves, on a station-by-station basis, the agreed quarterly sales targets during the period from April 1 to December 31, 2007.  During this period, a nominal fixed monthly commission, generally 25,000 rubles (approximately $1,000 at exchange rates as of June 30, 2007)  per station, will be the only commission payable if sales fall more than 15% below the negotiated sales target. A straight-line sliding scale commission starting from the nominal fixed commission to 15% of sales will be payable on all sales if sales fall between 15% below the negotiated sales target and the sales target. All sales above the sales target will be subject to an 18% commission. Starting January 1, 2008, the fixed rate commission of 15% will be re-instated on all local advertising sales. Moreover, any stations acquired by CTC Media during 2007 will also pay to Video International the 15% fixed commission rather than the variable commission rate.

Under the Television Station Group agreements, we are required to achieve average annual audience share levels at our individual owned-and-operated stations that are not significantly below the respective average 2006 audience share levels. Under these agreements, a deviation of less than 15% in the average annual audience share of our stations in Moscow and St. Petersburg is not deemed significant. In the other cities, deviations of less than 20% are not deemed significant unless otherwise agreed. Presently, the year-to-date audience share at many of our stations would be deemed to be significantly below 2006 audience share levels, including the audience share at CTC-Moscow, which is approximately 28% below its 2006 audience share level based on results through June 30, 2007. If audience share performance at our owned-and-operated stations, particularly CTC-Moscow, does not improve, Video International may seek to renegotiate the commissions payable under our Television Station Group agreements or negotiate lower sales targets for future years.

Pursuant to the amended Television Station Group agreements, Video International has agreed to guarantee unpaid debt of local advertising clients to the extent such debt has not been paid within 60 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station’s advertising sales for such month. Such guarantee does not apply to unpaid debt resulting from a material downturn in the Russian economy.

The amended Television Station Group agreements can be terminated upon 180 days’ notice by either party. If a station terminates its agreement, it must pay Video International an amount equal to 15% of the amount of the station’s advertising sales for the six months preceding the termination date.  If Video International terminates the agreement, it must pay the station an amount equal to the station’s advertising sales for the six months preceding the termination date, net of commissions paid during that period.

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

In May 2007, we acquired a 100% interest in a station located in Vladivostok for cash consideration of $2.5 million.

In July 2007, we acquired a 49% interest in each of the four companies located in Irkutsk, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region, for total cash consideration of $12.2 million.

In July 2007, we also acquired a 100% interest in OOO Grand, which in turn owns a 50% interest in ZAO Kanal 6 (Kazan), for cash consideration of $10.0 million. This transaction brought our effective ownership in ZAO Kanal 6 up to 100%.

Office Space

In November 2006, we entered into agreements in regard to the future 10-year lease of office space in a building currently under construction in Moscow and scheduled to be available for occupancy by July 2008. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Cancellation of the preliminary agreements would result in the forfeiture of the security deposit paid of $1.7 million (at exchange rates as of June 30, 2007) and payment of certain other expenses incurred by the landlord on our behalf.

The final lease, once entered into, would provide for a base annual rent of approximately $8.8 million (at exchange rates as of June 30, 2007) and annual increases after the second year of between 3% and 6%, based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.3 million (at exchange rates as of June 30, 2007) to compensate us for a portion of its fit-out costs. The final lease agreements would require us to pay an annual fee for property management and utilities of approximately $1.3 million (at exchange rates as of June 30, 2007) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. For more information about these preliminary lease agreements, refer to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2007. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The only change in our critical accounting policies since filing our Annual Report on Form 10-K with the SEC on March 1, 2007 relates to accounting for uncertainty in income taxes, as outlined below.

Tax provisions and valuation allowance for deferred tax assets

In the course of preparing financial statements in accordance with US GAAP and for non-income taxes, we record potential tax loss contingency provisions under the guidelines of SFAS No. 5, Accounting for Contingencies. In general, SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably determinable. On January 1, 2007, we adopted Interpretation No. 48 (‘‘FIN No. 48’’), issued by the Financial Accounting Standards Board (‘‘FASB’’), Accounting for Uncertainty in

Income Taxes—an interpretation of FASB Statements 109. FIN No. 48 carves out income taxes from SFAS No. 5. The adoption of this standard did not have a significant impact on our financial statements. In addition, we record income tax and deferred tax provisions under the guidelines of SFAS No. 109, Accounting for Income Taxes. Significant judgment is required to determine when such provisions should be recorded and, when facts and circumstances change, when such provisions should be released.

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at June 30, 2007 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies refer to Notes 2 and 10 to our Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report.

In the fourth quarter of 2006, our wholly-owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $0.5 million (at exchange rates as of June 30, 2007) relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. In October 2006, we filed a lawsuit disputing the claim, and the court ruled in our favor in December 2006. While we intend to defend our position vigorously, if the courts were to rule in favor of the tax inspectorate upon appeal, the tax inspectorate will also claim late payment interest of up to $1.2 million. We do not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in our financial statements.

In the first quarter of 2007, our wholly-owned subsidiary, ZAO CTC Network, went through a tax inspection for years 2004 through 2005. As a result, the Russian tax inspectorate issued a claim and withdrew funds for approximately $0.4 million (at exchange rates as of June 30, 2007) including penalties and interest. We filed a lawsuit disputing the claim, and the court ruled in our favor in June 2007. We believe a favorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in our financial statements.

In the second quarter of 2007, our wholly-owned subsidiary, ZAO CTC Region, went through a tax inspection for years 2004 through 2006. As a result, ZAO CTC Region received a claim from the Russian tax inspectorate for approximately $0.7 million (at exchange rates as of June 30, 2007) including penalties and interest of which we accrued approximately $0.2 million (at exchange rates as of June 30, 2007). We intend to file a lawsuit disputing the claim.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Advertising	96.9%	96.5%	97.0%	95.2%
Sublicensing and other	3.1	3.5	3.0	4.8
Total operating revenues	100.0	100.0	100.0	100.0
Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(3.9)	(4.1)	(4.2)	(4.1)
Selling, general and administrative (exclusive of depreciation and amortization)	(13.2)	(15.1)	(13.2)	(15.6)
Amortization of programming rights	(28.8)	(33.6)	(31.3)	(33.3)
Amortization of sublicensing rights	(1.1)	(1.3)	(1.1)	(2.7)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.0)	(5.5)	(4.9)	(5.5)
Total operating expenses	(52.1)	(59.6)	(54.8)	(61.2)
Operating income	47.9	40.4	45.2	38.8
Foreign currency gains (losses)	0.2	(0.1)	0.7	—
Interest income	0.3	2.3	0.2	2.1
Interest expense	(0.6)	(0.1)	(1.0)	—
Gains on sale of businesses	0.8	0.7	0.4	0.3
Other non-operating income (losses), net	(0.3)	0.8	—	0.4
Equity in income of investee companies	0.7	0.6	0.5	0.6
Income before income tax and minority interest	49.0	44.6	46.0	42.2
Income tax expense	(14.5)	(15.8)	(13.7)	(13.9)
Income attributable to minority interest	(1.3)	(1.4)	(1.1)	(1.1)
Net income	33.2%	27.4%	31.2%	27.2%

Comparison of Unaudited Condensed Consolidated Results of Operations for the Three and Six Months Ended June 30, 2006 and 2007

Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$75,518	$75,633	$137,738	$152,246
Change period-to-period	—	0.2%	—	10.5%
Domashny Network	4,983	9,001	9,294	17,533
Change period-to-period	—	80.6%	—	88.7%
CTC Television Station Group	19,151	23,755	30,404	40,058
Change period-to-period	—	24.0%	—	31.8%
Domashny Television Station Group	3,239	4,207	4,773	7,405
Change period-to-period	—	29.9%	—	55.1%
Eliminations and other	(133)	(449)	(228)	(974)
Total	$102,758	$112,147	$181,981	$216,268
Change period-to-period	—	9.1%	—	18.8%

Our total operating revenues grew by approximately 9.1% and 18.8%, respectively, when comparing the three- and six-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market. In addition, the increase in our revenues when comparing the three and six months ended June 30, 2006 and 2007 was partially due to the fact that a significant majority of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar resulted in an approximate 5.0% and 6.0% increase, respectively, in our advertising revenues when comparing the three- and six-month periods under review. Because we record our advertising revenues net of commissions, revenues at our Television Station Groups were also favorably impacted in the three months ended June 30, 2007 by the significantly lower commission rate paid by our owned-and-operated stations to Video International in the second quarter of 2007 in connection with the variable commission rate negotiated through 2007.

Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$72,901	$72,477	$133,196	$143,122
Change period-to-period	—	(0.6)%	—	7.5%
Domashny Network	4,982	9,000	9,293	17,532
Change period-to-period	—	80.7%	—	88.7%
CTC Television Station Group	18,807	23,345	29,748	39,363
Change period-to-period	—	24.1%	—	32.3%
Domashny Television Station Group	2,609	3,437	3,662	5,848
Change period-to-period	—	31.7%	—	59.7%
Eliminations and other	264	15	563	60
Total	$99,563	$108,274	$176,462	$205,925
Change period-to-period	—	8.7%	—	16.7%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.   CTC Network’s advertising revenue decreased by 0.6% and increased by 7.5%, respectively, when comparing the three- and six-month periods under review. Advertising revenue decreased when comparing the three-month periods primarily due to a decrease in audience share offset by increased advertising rates. Advertising revenue increased when comparing the six-month periods due to increased advertising rates being offset by a decrease in audience share. The average audience share of the CTC Network decreased from 11.7% to 8.9% when comparing the three months ended June 30, 2006 and 2007, and from 11.2% to 9.1% when comparing the six months ended June 30, 2006 and 2007. While the decrease in audience share at the CTC Network over the periods under review can be partially explained by the impact of CTC Network’s highly successful series Born Not Pretty on audience share performance during the six months ended June 30, 2006, lower than expected performance of our programming across the schedule was also a significant factor in the decrease.

Domashny Network.   The  Domashny Network  advertising revenue increased from $5.0 million to $9.0 million when comparing the three months ended June 30, 2006 and 2007, and from $9.3 million to $17.5 million when comparing the six months ended June 30, 2006 and 2007. The increase in revenues reflects growth of the Russian television advertising market, as well as an increase in audience share of the Domashny Network. The audience share of the Domashny Network increased from 1.3% to 2.0% when comparing the three months ended June 30, 2006 and 2007, and from 1.3% to 1.9% when comparing the six months ended June 30, 2006 and 2007.

Television Station Groups.   Advertising revenues of the CTC Television Station Group increased from $18.8 million to $23.3 million when comparing the three months ended June 30, 2006 and 2007, and  from $29.7 million to $39.4 million when comparing the six months ended June 30, 2006 and 2007 principally due to increased advertising rates, a decrease in the effective commission rate payable to Video International (discussed below), and, to a lesser extent, an increase in advertising sellout. Advertising rates have been generally increasing during the periods under review due to an overall increase in the demand for television advertising in Russia. Beginning in the third quarter of 2006, however, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30% to 25%. Additionally, the new advertising legislation introduced on July 1, 2006 reduced the airtime available for advertising. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Television Advertising Sales’’ for more information about this reallocation of advertising time and this new legislation.

The Domashny Television Station Group revenue increased from $2.6 million to $3.4 million when comparing the three months ended June 30, 2006 and 2007, and from $3.7 million to $5.8 million when comparing the six months ended June 30, 2006 and 2007. The Domashny Television Station Group revenue amounted to 2.6% and 3.2%, respectively, of our consolidated advertising revenues for the three months ended June 30, 2006 and 2007, and to 2.1% and 2.8%, respectively, of our consolidated advertising revenues for the six months ended June 30, 2006 and 2007. The increase in revenue was primarily the result of increased advertising sellout and, to a lesser extent, a decrease in the effective commission rate payable to Video International (discussed below).

In order to incentivize Video International to achieve negotiated 2007 sales targets and pursuant to the amended Television Station Group agreements, both Television Station Groups will pay variable commission to Video International for the period from April 1, 2007 to December 31, 2007. Under the amended agreements, the full historic 15% commission rate is only payable for stations if Video International achieves, on a station-by-station basis, the agreed quarterly sales targets. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International” for more information on the amended agreements. Video International did not achieve the agreed quarterly sales targets for the three months ended June 30, 2007 for a majority of our stations. As a result, the effective commission rate for the CTC Television Station Group was 1% and 7%, respectively, for the three and six months ended June 30, 2007. The effective commission rate for the Domashny Television Station Group was 2% and 7%, respectively, for the three and six months ended June 30, 2007. Starting January 1, 2008, a fixed rate commission of 15% will be re-instated on all local advertising sales.

Sublicensing and other revenues

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$2,603	$3,157	$4,554	$9,124
Change period-to-period	—	21.3%	—	100.4%
Domashny Network	1	1	1	1
Change period-to-period	—	—	—	—
CTC Television Station Group	316	410	668	695
Change period-to-period	—	29.7%	—	4.0%
Domashny Television Station Group	668	769	1,111	1,557
Change period-to-period	—	15.1%	—	40.1%
Eliminations and other	(393)	(464)	(815)	(1,034)
Total	$3,195	$3,873	$5,519	$10,343
Change period-to-period	—	21.2%	—	87.4%

Networks.   The increase in sublicensing and other revenues at the CTC Network level primarily resulted from the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia in the first quarter of 2007 and certain Russian series originally commissioned by us to Studio 1+1 in Ukraine in the second quarter of 2007.

Television Station Groups.   Other revenues for the CTC Television Station Group primarily represent fees received for transmission. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. The majority of the Television Station Groups’ other revenues are eliminated in consolidation.

Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(30,510)	$(36,635)	$(58,773)	$(73,844)
Change period-to-period	—	20.1%	—	25.6%
Domashny Network	(6,346)	(8,923)	(12,371)	(17,025)
Change period-to-period	—	40.6%	—	37.6%
CTC Television Station Group	(6,618)	(7,711)	(11,790)	(16,397)
Change period-to-period	—	16.5%	—	39.1%
Domashny Television Station Group	(5,240)	(6,755)	(9,539)	(12,455)
Change period-to-period	—	28.9%	—	30.6%
Eliminations and other	(4,835)	(6,829)	(7,231)	(12,737)
Total	$(53,549)	$(66,853)	$(99,704)	$(132,458)
Change period-to-period	—	24.8%	—	32.9%
% of total operating revenues	52.1%	59.6%	54.8%	61.2%

Our total operating expenses as a percentage of operating revenues increased from 52.1% to 59.6% when comparing the three months ended June 30, 2006 and 2007, and from 54.8% to 61.2% when comparing the six months ended June 30, 2006 and 2007. The increase was mainly due to increases in amortization of programming rights, amortization of sublicensing rights, increases in stock-based compensation expense and increases in depreciation and amortization expense.

Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(1,198)	$(1,327)	$(2,477)	$(2,761)
Change period-to-period	—	10.8%	—	11.5%
Domashny Network	(703)	(892)	(1,397)	(1,799)
Change period-to-period	—	26.9%	—	28.8%
CTC Television Station Group	(1,165)	(1,432)	(2,274)	(2,766)
Change period-to-period	—	22.9%	—	21.6%
Domashny Television Station Group	(834)	(1,078)	(1,570)	(2,040)
Change period-to-period	—	29.3%	—	29.9%
Eliminations and other	(86)	166	61	468
Total	$(3,986)	$(4,563)	$(7,657)	$(8,898)
Change period-to-period	—	14.5%	—	16.2%
% of total operating revenues	3.9%	4.1%	4.2%	4.1%

Networks.   At the Network level, direct operating expenses principally comprise the salaries of our Networks’ engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues increased from 1.6% to 1.8% when comparing the three months ended June 30, 2006 and 2007 and remained at the same level of 1.8% when comparing the six months ended June 30, 2006 and 2007. At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues decreased from 14.1% to 9.9% when comparing the three months ended June 30, 2006 and 2007, and from 15.0% to 10.3% when comparing the six months ended June 30, 2006 and 2007 as a result of the increased revenues of this segment.

Television Station Groups.   At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 6.1% to 6.0% when comparing the three months ended June 30, 2006 and 2007, and from 7.5% to 6.9% when comparing the six months ended June 30, 2006 and 2007.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 25.7% to 25.6% when comparing the three months ended June 30, 2006 and 2007, and from 32.9% to 27.5% when comparing the six months ended June 30, 2006 and 2007. As we continue to build upon the Domashny brand, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment’s operating revenue.

In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the ‘‘Russian Ministry of Telecommunications’’) requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of CTC and Domashny, carry certain broadcasters’ signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which carries our CTC and Domashny signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached. If our cable television operators were required to charge us transmission fees, we estimate that the annual transmission costs of our Television Station Groups could increase by up to $1.5 million to $2.0 million.

Eliminations and other.   We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. Corporate stock-based compensation expense increased from nil to $0.2 million when comparing the three and six months ended June 30, 2006 and 2007.

Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(3,165)	$(3,309)	$(6,082)	$(6,501)
Change period-to-period	—	4.5%	—	6.9%
Domashny Network	(1,349)	(1,579)	(2,766)	(3,316)
Change period-to-period	—	17.0%	—	19.9%
CTC Television Station Group	(3,402)	(3,374)	(5,741)	(8,024)
Change period-to-period	—	(0.8)%	—	39.8%
Domashny Television Station Group	(1,411)	(2,250)	(3,146)	(3,682)
Change period-to-period	—	59.5%	—	17.0%
Eliminations and other	(4,279)	(6,539)	(6,332)	(12,270)
Total	$(13,606)	$(17,051)	$(24,067)	$(33,793)
Change period-to-period	—	25.3%	—	40.4%
% of total operating revenues	13.2%	15.2%	13.2%	15.6%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.   Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues increased from 4.2% to 4.4% when comparing the three months ended June 30, 2006 and 2007, and decreased from 4.4% to 4.3% when comparing the six months ended June 30, 2006 and 2007. In absolute terms, selling general and administrative expenses increased over the periods under review due in part to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006.

Domashny Network.   Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 27.1% to 17.5% when comparing the three months ended June 30, 2006 and 2007, and from 29.8% to 18.9% when comparing the six months ended June 30, 2006 and 2007. This decrease reflects growth in Domashny Network’s revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to increases in salaries and benefits, consulting and promotional expenses. As we continue to build upon the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues.

CTC and Domashny Television Station Groups.   Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues decreased from 17.8% to 14.2% when comparing the three months ended June 30, 2006 and 2007, and increased from 18.9% to 20.0% when comparing the six months ended June 30, 2006 and 2007. Selling, general and administrative expenses remained relatively constant in absolute terms when comparing the three-month periods as the effect of moving the spring promotion campaign to the first quarter in 2007 offset by increased salaries and benefits. In 2006, the spring promotion campaign was run in the second quarter. Salaries and benefits increased between the three-month periods due to annual raises which became effective in the beginning of 2007. Selling, general and administrative expenses increased in absolute terms when comparing the six-month periods primarily due to an increase in advertising and promotion, which was relatively low in the first half of 2006 due to our highly successful series Born Not Pretty, as well as an increase in salaries and benefits. We expect our advertising expense to go up even more in the second half of 2007 primarily due to an innovative campaign in Moscow to promote our fall season.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues increased from 43.6% to 53.5% when comparing the three months ended June 30, 2006 and 2007, and decreased from 65.9% to 49.7% when comparing the six months ended June 30, 2006 and 2007. Selling, general and administrative expenses increased when comparing the three-month periods primarily due to an increase in advertising and promotion. Advertising and promotion expenses increased between the three-month periods due to rescheduling the spring promotion campaign to the second quarter in 2007. Selling, general and administrative expenses increased when comparing the six-month periods primarily due to an increase in salaries and benefits. Salaries and benefits increased between the six-month periods due to annual raises which became effective at the beginning of 2007, as well as from the addition of new Domashny stations.

Eliminations and other.   Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, decreased from $3.4 million to $3.3 million when comparing the three months ended June 30, 2006 and 2007, and increased from $5.3 million to $6.1 million when comparing the six months ended June 30, 2006 and 2007. The decrease in these expenses when comparing the three-month periods was primarily due to one-off IPO related expenses of about $1.5 million incurred in June 2006, offset by the general rise in the selling, general and administrative expenses at the corporate level to address the requirements of becoming a publicly traded company and an increase in our directors and officers insurance premiums. The increase in these expenses when comparing the six-month periods was primarily due to the general rise in these expenses at the corporate level to address the requirements of becoming a publicly traded company and an increase in our directors and officers insurance premiums. Our salaries and benefits expense increased by $0.3 million and $0.6 million, respectively,  between the three- and six-month periods primarily due to additional headcount, compensation increases, and the increase of board member fees when we became a public company in June 2006. Directors and officers insurance premiums increased by $0.2 million and $0.5 million, respectively, between the three- and six-month periods.

Corporate stock-based compensation expense increased from $1.0 million to $3.3 million when comparing the three months ended June 30, 2006 and 2007, and from $1.0 million to $6.3 million when comparing the six months ended June 30, 2006 and 2007. This increase over the periods under review resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO, as well as an additional grant of stock options to management in the second quarter of 2007. In May and June 2007 we granted stock options to purchase an aggregate of 625,000 shares of our common stock. The exercise prices for these options are equal to the closing sales price per share of our common stock on the date of the grant and range from $25.36 to $26.91 per share. These options vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date. We are required to expense the fair value of these options over their vesting periods.

We expect our general and administrative expenditures at the corporate level to increase during 2007 and subsequent years due to expenses associated with being a publicly traded company, increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(24,701)	$(30,290)	$(47,622)	$(58,210)
Change period-to-period	—	22.6%	—	22.2%
Domashny Network	(4,156)	(6,297)	(7,942)	(11,604)
Change period-to-period	—	51.5%	—	46.1%
CTC Television Station Group	(763)	(1,133)	(1,488)	(2,303)
Change period-to-period	—	48.5%	—	54.8%
Domashny Television Station Group	(14)	1	(22)	—
Change period-to-period	—	(109.1)%	—	(100.6)%
Eliminations and other	34	70	64	115
Total	$(29,600)	$(37,649)	$(57,010)	$(72,002)
Change period-to-period	—	27.2%	—	26.3%
% of total operating revenues	28.8%	33.6%	31.3%	33.3%

CTC Network.   The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues increased from 32.7% to 40.0% when comparing the three months ended June 30, 2006 and 2007, and from 34.6% to 38.2% when comparing the six months ended June 30, 2006 and 2007. The increase in amortization of programming rights for the CTC Network over the periods under review was due primarily to increases in the cost of programming, particularly foreign movies and Russian-produced programming, and, to a lesser extent, increases in impairment charges. Impairment charges increased from $0.9 million to $1.1 million when comparing the three months ended June 30, 2006 and 2007, and from $1.7 million to $1.8 million when comparing the six months ended June 30, 2006 and 2007. For 2007, we expect our programming costs to continue to increase in absolute terms in response to intense competition for quality programming.

Domashny Network.   Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 83.4% to 70.0% when comparing the three months ended June 30, 2006 and 2007, and from 85.5% to 66.2% when comparing the six months ended June 30, 2006 and 2007. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2007 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

Television Station Groups.   Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming has historically been limited. Governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. We view this action primarily as a positive attempt to standardize the local content requirements in our CTC licenses and in response we have begun to produce additional local programming. This new requirement has and will continue to increase our local programming costs.

Amortization of sublicensing rights

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(1,174)	$(1,462)	$(2,049)	$(5,865)
Change period-to-period	—	24.5%	—	186.2%
Total	$(1,174)	$(1,462)	$(2,049)	$(5,865)
Change year-on-year	—	24.5%	—	186.2%
% of total operating revenues	1.1%	1.3%	1.1%	2.7%

Amortization of sublicensing rights increased from $1.2 million to $1.4 million when comparing the three months ended June 30, 2006 and 2007, and from $2.0 million to $5.9 million when comparing the six months ended June 30, 2006 and 2007. The increase is mainly due to the sale of certain Russian mini-series to First Channel in Russia in the first quarter of 2007 and certain Russian series to Studio1+1 in Ukraine in the second quarter of 2007.

Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(272)	$(246)	$(543)	$(506)
Change period-to-period	—	(9.6)%	—	(6.8)%
Domashny Network	(138)	(154)	(266)	(305)
Change period-to-period	—	11.6%	—	14.7%
CTC Television Station Group	(1,288)	(1,772)	(2,287)	(3,304)
Change period-to-period	—	37.6%	—	44.5%
Domashny Television Station Group	(2,981)	(3,428)	(4,801)	(6,733)
Change period-to-period	—	15.0%	—	40.2%
Eliminations and other	(504)	(528)	(1,024)	(1,052)
Total	$(5,183)	$(6,128)	$(8,921)	$(11,900)
Change period-to-period	—	18.2%	—	33.4%
% of total operating revenues	5.0%	5.5%	4.9%	5.5%

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

CTC Television Station Group.   As a percentage of this segment’s operating revenues, depreciation and amortization expense increased from 6.7% to 7.5% when comparing the three months ended June 30, 2006 and 2007, and from 7.5% to 8.2% when comparing the six months ended June 30, 2006 and 2007. The increase in depreciation and amortization over the periods was mainly due to acquisitions of new television stations.

Domashny Television Station Group.   As a percentage of this segment’s operating revenues, depreciation and amortization expense decreased from 92.0% to 81.5% when comparing the three months ended June 30, 2006 and 2007, and from 100.6% to 90.9% when comparing the six months ended June 30, 2006 and 2007. The increase in depreciation and amortization over the periods in absolute terms was due primarily to the acquisition of new television stations.

Other.   Other depreciation and amortization expense consists primarily of the amortization expense of $0.5 million recorded in each of the periods under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network.

Foreign currency gains (losses)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Foreign currency gains (losses)	$242	$(115)	$1,321	$(88)

The functional currency of our Russian subsidiaries is the ruble. We have experienced insignificant foreign currency losses during the three and six months ended June 30, 2007 due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities.

Interest income

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Interest income	$282	$2,545	$325	$4,629

During the three and six months ended June 30, 2007 our interest income primarily represents interest earned on our increasing cash balances.

Interest expense

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Interest expense	$(607)	$(2)	$(1,773)	$(2)

During the three and six months ended June 30, 2006 we incurred interest expense on loans extended by Alfa. Our interest expense decreased when comparing the three and six months ended June 30, 2006 and 2007 as a result of full repayment of our loans with Alfa in the second quarter of 2006.

Gain on sale of businesses

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Gain on sale of businesses	$782	$747	$782	$747

In April 2006, we sold our 85% interest in two radio stations located in Perm for total consideration of $1.0 million and recognized a $0.8 million gain on the sale. In June 2007, we sold our 100% interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

Other non-operating income (losses)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Other non-operating income (losses)	$(289)	$858	$(80)	$879

In the second quarter of 2007, we sold a building in Omsk for total consideration of $1.8 million and recognized a $0.7 million gain on the sale.

Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Equity in income of investee companies	$723	$682	$886	$1,193

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

Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Income tax expense	$(14,923)	$(17,787)	$(24,960)	$(29,932)

Our effective tax rate increased from approximately 30% to 36% when comparing the three months ended June 30, 2006 and 2007, and from 30% to 33% when comparing the six months ended June 30, 2006 and 2007. Our effective tax rate increased primarily due to recording an additional deferred tax liability of approximately $2.5 million related to management’s decision to begin paying dividends to our US parent from our CTC-Moscow station. Although the decision to pay such dividends had a significant impact on the current quarter’s effective tax rate, its impact on our effective tax rate in future periods will be marginal.

We do not provide for deferred taxes on the unremitted earnings of our foreign subsidiaries, except for our profitable television stations, as such earnings are generally intended to be reinvested in those operations. We are currently not able to determine the aggregate amount of the deferred tax liability for such earnings. However, the major portion of this unrecognized deferred tax liability is related to our largest Russian subsidiary, ZAO CTC Network. Presently, we intend to redeploy the unremitted earnings of ZAO CTC Network in Russia by investing in that subsidiary’s existing operations and by acquiring suitable businesses. However, if this Russian subsidiary were to make its accumulated earnings previously earmarked for acquisitions of Russian businesses available for distribution to our US parent company, we would be required to provide for deferred taxes on those undistributed earnings to the extent they are not invested in that subsidiary’s current operations, which would result in a significant increase in our effective tax rate. Currently, we estimate the amount of unrecognized deferred tax liability for such undistributed earnings of this subsidiary to be approximately $23 million as of June 30, 2007. See “Item 1A. Risk Factors—We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses”.

Income attributable to minority interest

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Income attributable to minority interest	$(1,309)	$(1,530)	$(2,013)	$(2,421)

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

Other comprehensive income

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Other comprehensive income	$4,714	$2,349	$11,027	$6,263

Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The 2006 amounts included a pick-up charge for the translation differences related to a new ruble cost basis established for all non-monetary assets as of January 1, 2003, when the Russian economy ceased to be considered hyperinflationary.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at June 30, 2007 Compared to December 31, 2006

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $8.6 million to $13.4 million from December 31, 2006 to June 30, 2007. Of the total $4.8 million increase, approximately $2.5 million was at our Networks and $2.3 million at our Television Station Groups. Our Networks accounts receivable increased primarily as a result of the balance being seasonally low on December 31, 2006. Our Television Station Group’s accounts receivable increased due to extension of payment terms to our debtors.

Prepayments

Current prepayments decreased from December 31, 2006 to June 30, 2007 primarily due to programming becoming available for its first showing. Programming prepayments are reclassified as programming rights once the related programming material is available to be shown on our Networks.

Long-term prepayments increased from December 31, 2006 to June 30, 2007 primarily due to payments for programming which will become available for its first showing in more than a year, as well as prepayment made for acquisition of certain stations.

Broadcasting licenses

Broadcasting licenses increased from December 31, 2006 to June 30, 2007 due to the acquisition of a 100% interest in a station in Rostov, the remaining 49% interest in a station in Samara and a 100% interest in a station in Vladivostok. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions.”

Sublicensing rights

Sublicensing rights as shown on our balance sheet decreased from December 31, 2006 to June 30, 2007 primarily due to sublicensing certain Russian mini-series to the First Channel in the first quarter of 2007 and certain Russian series to Studio 1+1 in Ukraine in the second quarter of 2007.

Accounts Payable

Accounts payable increased primarily due to increase in amounts due for purchases of programming rights.

Deferred revenue

Deferred revenue increased from December 31, 2006 to June 30, 2007 due to receipt of advance payments for advertising campaigns to be placed throughout 2007.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations and the private placement of equity and our IPO. At June 30, 2007, we had $242.0 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Six months ended July 30,
	2006	2007
	(in thousands)
Net cash provided by operating activities:	$53,357	79,107
Net cash used in investing activities:	(20,326)	(14,563)
Net cash provided by (used in) financing activities:	67,398	(1,318)

Our cash flow from operating activities increased over the periods under review principally because of the increase in advertising revenues over these periods. Our advertising revenue amounted to $176.5 million and $205.9 million, respectively, during the six months ended June 30, 2006 and 2007.

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $64.0 million and $73.5 million, respectively, during the six months ended June 30, 2006 and 2007. Programming rights and sublicensing rights amortization amounted to $59.1 million and $77.9 million, respectively, during the six months ended June 30, 2006 and 2007. We expect that in 2007, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In the first half of 2007, we paid $6.9 million related mainly to the acquisition of the remaining 49% interest in a CTC station in Samara and acquisition of a 100% interest in a Domashny station in Rostov. In the first half of 2007 we also paid $2.5 million for the acquisition of a 100% interest in a Domashny station in Vladivostok and made a $5.5 million prepayment for the future acquisition of two stations.

Cash flows from financing activities fluctuated between the periods primarily due to the receipt of $105.0 million in net proceeds from our IPO and $5.9 million from the exercise of stock options during the first six months of 2006. During the six months ended June 30, 2006, we borrowed $19 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60 million to fully repay our Alfa Bank borrowings. During the six months ended June 30, 2007, we received $1.1 million from the exercise of stock options and paid $2.4 million in dividends to the minority shareholders.

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

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations as of June 30, 2007:

	Payments Due by Period
	Total	Through 2007	2008 through 2009	2010 through 2011	Thereafter
	(in thousands)
Acquisition of programming rights	$65,865	$47,741	$18,124	—	—
Acquisition of format rights	5,119	1,786	3,333	—	—
Transmission and satellite fees	33,822	3,932	15,579	14,311
Leasehold obligations(1)	8,056	1,323	2,851	1,422	2,460
Equipment purchase obligations	552	552	—	—	—
Total(2)	$113,414	$55,334	$39,887	$15,733	$2,460

(1)          The amounts shown exclude leasehold obligations that would arise upon entering into final lease agreements for the 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. See “Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Office Space” for more information about our preliminary lease agreements for this office space.

(2)          FIN No. 48 liabilities in the amount of $323 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

Fair Value Option

In February 2007, FASB issued Statement No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our financial statements.

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

June 30,
2007
(in thousands, except exchange rate information)
Cash equivalents	$135,417
Taxes reclaimable	4,536
Taxes payable	7,674
Long-term loans	212
Closing ruble/US dollar exchange rate	25.8162

Although we have trade accounts receivable and payable denominated in foreign currency, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

Item 4.                        Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.              Other Information

Item 1.                        Legal Proceedings

We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 1A.                Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 1, 2007 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. Any of the following risks could adversely affect our business, financial condition and results of operations. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks relating to our business and industry

Effective from 2008, Russian law will further limit the amount of advertising time permitted on television, which could materially adversely affect our results of operations.

In early 2006, a new Russian law was introduced to limit the amount of time that a broadcaster may devote to advertising. The new law took effect on July 1, 2006 and, as a result, advertising was limited to 15% of daily broadcasting time, and no more than 20% in any hour, compared to 20% of total broadcasting time per day prior to July 1, 2006. From January 1, 2008, the new law will further limit advertising such that no more than 15% of broadcasting time per hour can be devoted to advertising. In addition, Russia has signed an international convention that, if ratified by the Russian parliament, would further limit the amount of advertising that could be broadcast during feature films. Alexander Rodnyansky, our chief executive officer, has stated in interviews that this convention, if ratified, could significantly reduce the revenues that we are able to generate from the broadcast of feature films.

Video International renegotiated advertising rates with advertisers to reflect the impact of the reduction in available advertising time in 2006. We also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result, we believe that the reduced amount of available advertising time did not negatively affect our results of operations in 2006 or the first six months of 2007. In connection with the further reductions in advertising time to be effective from January 1, 2008, and, if it were to be ratified, the international convention discussed above, we do not believe we will be able to effect further reallocations of our total daily advertising time between either of our networks and our affiliate stations.  Although we expect that Video International will be able to negotiate advertising price increases in connection with these further reductions in advertising time, we cannot guarantee that any such increases will be sufficient to compensate for the loss in advertising time. If the price increases are not sufficient, the further reductions in advertising time will have a material adverse affect on our revenues and results of operations.

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

Although the Russian economy has improved substantially since the 1998 crisis, many analysts have expressed concerns that it is overly dependent upon commodities, particularly the natural gas and oil sectors, and therefore substantially dependent upon international supply, demand and pricing conditions in those fields. A sudden or prolonged downturn in the Russian economy could substantially reduce Russian television advertising expenditures. Any decrease in the size of the Russian television advertising market will likely result in a decrease in our advertising revenues, which would materially adversely affect our results of operations.

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

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two ‘‘hit’’ series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that ‘‘hit’’ series is discontinued or loses popularity. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

Moreover, because of seasonality trends in television viewing and advertising, the fourth quarter has historically been our most significant revenue-producing quarter, ranging from 31.8% to 38.0% of our annual revenues over the past three years. As a result, poor audience share performance in the fourth quarter will have a relatively greater adverse affect on our annual operating results.

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

Payments from Video International accounted for approximately 71% of our total operating revenues in 2005 and 95% in 2006. We expect revenues from Video International to account for substantially all of our consolidated revenues in 2007. We have separate agreements with Video International that run through December 2012 and 2009 for CTC and Domashny, respectively, and 2010 for our Television Station Groups. These agreements are generally terminable upon 180 days’ notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to their scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, Video International will, under the terms of the new CTC Network agreement that is effective January 1, 2008, guarantee the payment of any unpaid debt of advertising clients to the extent that such debt either has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC Network’s gross advertising revenues for the year.  Under the terms of the new Television Station Group agreements that are effective April 1, 2007, Video International guarantees any unpaid debt that has been outstanding for more than 60 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station’s advertising sales for such month.  This guarantee is not applicable in the event of a material downturn in the Russian economy. If Video International were to sell to non-creditworthy customers and fail to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

A disruption in our relationship with Video International or early termination of our agreements or any adverse event with respect to Video International’s ability to pay would have a material adverse effect on our business, financial condition and results of operations. For more information on our agreements with Video International, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International”.

We are seeking opportunities to acquire other stations, networks, content providers and other complementary media companies, and our failure to identify suitable targets will impede our growth strategy and we may encounter difficulties integrating acquired business if we are successful in completing acquisitions.

A significant part of our growth strategy is the acquisition of other stations, networks, content providers and other complementary media companies.  Our growth will suffer if we are unable to implement our acquisition strategy because we fail to identify suitable targets, are outbid by competing bidders or for any other reason.  As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds.  Given financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available and not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

Moreover, if we are able to complete acquisitions of new businesses, the integration of these businesses pose significant risks to our existing operations, including:

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

Additionally, the integration of new businesses may be difficult for a variety of reasons, including differing cultures or management styles, poor target records or internal controls and an inability to establish control over cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses.

Our largest Russian operating subsidiary, ZAO CTC Network, has significant accumulated earnings that have not been distributed to our US parent company.  If we are unable to deploy these accumulated earnings in Russia by acquiring suitable businesses or reinvesting in that subsidiary’s current operations, US generally accepted accounting principles require us to record a charge to our earnings representing the taxes that we would be required to pay if this subsidiary were to dividend these accumulated earnings to our US parent company, even if such dividends were not actually declared and paid.  We do not currently provide for taxes on the undistributed earnings of this subsidiary, as we currently expect to use these funds for future acquisitions of Russian businesses and reinvestment in the subsidiary’s current operations.

However, a significant portion of these accumulated earnings might become available for distribution to our US parent company if we are unable to execute this subsidiary’s acquisition plans.

As of June 30, 2007, if this Russian subsidiary were to make 50% of its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $12 million.  If this Russian subsidiary were to make all its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $23 million.  The actual amount of the charge, if any, depends on the extent to which we are able to reinvest these accumulated earnings in Russia and several other factors, such as the extent to which we can utilize foreign tax credits to offset the resulting tax liability.

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

If the Mass Media Law or any newly adopted law were to be interpreted by the Russian governmental authorities or a Russian court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs, Russian governmental authorities may suspend or revoke broadcasting licenses and permits held by our networks and our owned-and-operated stations. If the Mass Media Law were to be amended, or any new law were to be adopted, to expressly restrict indirect foreign ownership and control of Russian television broadcasters and such amendments or law were to be applied retroactively, CTC Media could be obliged to restructure its ownership structure so that it complies with such interpretation or new requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If CTC Media were required to restructure its ownership structure in accordance with such new requirements and failed to do so in a timely manner, Russian governmental authorities could suspend or revoke broadcasting licenses and permits held by our networks and our owned-and-operated stations.

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

The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. Most recently, TNS Gallup Media changed the composition and weighting of its panel of measured cities, effective January 1, 2006, based upon 2002 Russian census data that indicated shifting demographic patterns, most notably the movement of populations from rural and smaller urban areas to larger urban areas and a decrease in the percentage of children in the total population. As a result of these changes, 12 additional cities were added to the panel of 40 cities with populations exceeding 100,000 where audiences were previously measured, and the weight of Moscow in the universe of measured cities increased from approximately 12.8% to 15.5%. The overall impact of the change in the measuring methods has generally resulted in slightly lower audience shares for our networks than would have been achieved under the earlier measurement methods. This can be explained, in part, by the decrease in children in the weighting, a demographic where CTC has traditionally been particularly strong, and an increase in the weight of Moscow in the universe of measured cities, where CTC’s ratings are typically lower than in many other Russian cities as a result of greater local competition. When changes to the system of audience measurement occur, we attempt to take steps in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps or any further changes in the measurement systems would not result in a decrease in our audience share, which could result in a material decrease in our advertising revenues.

The loss of licenses, or the failure to comply with the terms of licenses, could result in the loss of audience share.

All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Only a limited number of such licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

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

The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 resulted in extensive delays in the renewal of expiring and expired licenses for all broadcasters. Of our more than 340 affiliates at the CTC Network (including cable television operators) as of June 30, 2007, 190, including all our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of approximately 5% had expired and are being extended or modified as of June 30, 2007, and approximately 12% will expire by the end of 2007. Of our more than 220 affiliates at the Domashny Network (including cable television operators) as of June 30, 2007, 45, including our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of three independent affiliates had expired and were being renewed as of June 30, 2007, and an additional two licenses expire before the end of 2007.

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

We have no in-house capability to produce full-length original programming and therefore rely on third-party production houses to produce our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960’s, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom’s systems where capacity was increased. Both CTC and Domashny are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we have no legal or contractual guarantee that Mostelecom will continue to carry our signals. A similar technical system is in place in St. Petersburg, operated by the local provider; there, too, we have no binding contractual right of access to the system.

In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of CTC and Domashny, carry certain broadcasters’ signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which carries our CTC and Domashny signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

If Mostelecom or another local provider, or any of their successors, were to deny us access on the applicable system, our audience share and television advertising market share in the locality in question would both be materially adversely affected.

We may not be able to compete successfully against other television channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with newer niche channels or pay television services offering competitive programming formats.

The Russian television broadcasting business is highly competitive. Both CTC and Domashny compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks REN-TV and TNT. The Domashny Network competes for advertising revenues primarily with other smaller channels such as DTV, MTV, TV-3 and TVC, although it also competes with the national broadcast networks and channels for viewers within its target demographic group. On a local level, our owned-and-operated stations compete with other stations for local advertising. We also compete to a limited extent with pay television and on-demand services and other advertising media.

Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than CTC and Domashny, and we believe also benefits from free signal transmission. Channel One had an audience share of 20.1% during the six months ended June 30, 2007, while Rossiya’s was 18.0% and NTV’s was 13.5%. We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2007 we had contractual commitments for the acquisition of approximately $47.7 million in programming rights through the end of 2007 and an additional $18.1 million in 2008-2009. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

Fourteen of our 29 owned-and-operated stations that are currently broadcasting our networks’ signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining 15 owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

The CTC and Domashny Network signals originate at our Moscow center and are uplinked to two separate satellite systems, plus one backup system, that transmit our network signals to our affiliate stations and unmanned repeater transmitters. Despite our back-up systems, from time to time we experience signal failures. Most recently, we experienced a 30-minute signal outage on June 3, 2007 that affected both our CTC and Domashny networks on a nationwide basis. Prolonged or repeated disruptions in the CTC or Domashny signal could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of CTC’s or Domashny’s ability to transmit their signals, even though such an event could have a significant negative impact on our business.

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

DTV broadcasts a mix of entertainment programming that is similar to the programming on CTC. Its audience share for 2006 and the six months ended June 30, 2007 was 1.7% and 1.9%, respectively. We have a non-competition agreement with MTG pursuant to which it has agreed that it will not compete with us in the area of free-to-air television in Russia and certain other CIS countries, other than through DTV, and agreeing to certain restrictions on DTV’s activities in Russia. Nevertheless, MTG’s ownership of one of our competitors may result in conflicts of interest among MTG, us and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

Loss of key personnel could affect our growth and future success.

We believe that our growth and our future success will depend in large part upon our ability to continue to retain our Chief Executive Officer and to attract and retain other highly skilled senior management, finance and marketing personnel. The competition for qualified personnel in Russia who are familiar with the television industry in Russia and/or who are knowledgeable about US accounting and legal practices is intense. Nilesh Lakhani has announced that he will be stepping down as our Chief Financial Officer (CFO) to pursue other professional opportunities. Mr. Lakhani will remain our CFO until a successor is named, or through the end of 2007. We are currently engaged in an executive search to secure a successor. Although we are actively seeking to recruit a highly qualified replacement for our current CFO, we can provide no assurance that we will have retained a permanent replacement for him by December 31, 2007. In addition to retaining a new CFO, we may encounter particular difficulty in hiring and/or retaining appropriate financial staff in Russia needed to enable us to comply with the internal controls requirements under the Sarbanes-Oxley Act and related regulations. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

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

The value of the Russian ruble has risen generally against the US dollar in recent years. During the six month period ended June 30, 2007, the ruble appreciated approximately 2.0% against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

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

As a result of these factors, any decline in the value of the Russian ruble against the US dollar could materially adversely affect our results of operations. We do not currently undertake any hedging transactions to offset any decline in the value of our ruble cash or non-cash assets.

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

Media businesses can be particularly vulnerable to politically motivated actions, in particular ahead of national elections such as the Duma and the presidential election scheduled for December 2007 and March 2008, respectively. NTV, TV-6 and TVS have all experienced what some would characterize as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer ‘‘hard’’ news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 20% of our independent affiliates, as well as three of our owned-and-operated stations that carry the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any action against us, our networks, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

Broader political developments could adversely affect our business operations and financial condition.

The current Russian presidential administration has taken a number of steps to expand its authority, including by further centralizing power in a number of areas and removing decision making authority from the federal regions. The ultimate extent or impact of these changes is uncertain. These and future changes in the government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. In addition, the Russian presidential elections scheduled for 2008 could bring more volatility to the market regardless of its outcome. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.

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

Recent trends in the Russian economy—such as the increase in the gross domestic product, a relatively stable ruble and a reduced rate of inflation—may not continue or may be abruptly reversed. Additionally, because Russia produces and exports large quantities of natural gas and oil, the Russian economy is especially vulnerable to fluctuations in the price of these commodities on the world market. A strengthening of the ruble in real terms relative to the US dollar, changes in monetary policy, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia’s economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers’ access to capital, also adversely affecting our and our customers’ businesses in the future.

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

There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. Of our $106.6 million US dollar and 3,496 million ruble cash outstanding as of June 30, 2007, we held $19.2 million US dollars and all of our rubles in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. Another banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

•       under-funding and under-staffing of the court system;

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

In addition, several key Russian laws, including the amended Communications Law and law on advertising, have only recently become effective. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

At December 31, 2003 and at prior dates, CTC Network, our most significant subsidiary, had net assets below the minimum charter capital required by law, as reported in its Russian statutory accounting statements. At December 31, 2006, ten of our subsidiaries failed to meet the minimum net assets requirements. In 2006, approximately 8% of our consolidated revenues were attributable to these subsidiaries. None of these companies has applied for voluntary liquidation. We have not taken any steps to remedy the negative net asset value of these subsidiaries or included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

There has been no judicial or other official interpretation of what constitutes a ‘‘reasonable period’’ within which a company must act to liquidate. If any of our subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of the subsidiaries within our Television Station Groups would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

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

Our tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period. We have at times accrued substantial amounts for contingent tax liabilities, a substantial portion of which accruals we have reversed as contingencies have been resolved favorably or changes in circumstances have occurred. The amounts currently accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. We have also identified tax contingencies of up to approximately $5.4 million for which we have not provided an accrual. Such unaccrued tax contingencies could materialize and require us to pay additional amounts of tax.

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

Any US or other foreign judgments you may obtain against us may be difficult to enforce against us in Russia.

Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, we have no operations in the United States, many of our assets are located in Russia, and most of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult meaningfully to enforce any US or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

Risks relating to our stock

The price of our common stock may be volatile.

Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of July 15, 2007, approximately 30% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Insiders continue to have substantial control over us and could delay or prevent a change in corporate control.

As of July 15, 2007, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

•       We have a classified board of directors, which means that our directors serve for staggered three-year terms and only one-third of our directors are elected each year. This structure may make it more difficult for an acquirer to take control of our company, which may make our company a less desirable acquisition target.

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

In addition, we are party to a stockholders’ agreement with our two largest stockholders pursuant to which each of these stockholders has agreed not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders’ agreement.

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of over 70% of common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

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

Of the $105.0 million of net IPO proceeds to us, we have used $22.0 million to repay short-term loans from Alfa Bank, $14.6 million for acquisition of television stations, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Item 4.                        Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 16, 2007, the following individuals were re-elected to the Board of Directors. Each of these directors will serve for a three-year term or until his successor is duly elected and qualified.

Director Name	Votes For	Votes Withheld
Vagan Abgaryan	145,148,069	352,566
Kaj Gradevik	145,148,069	352,566
Werner Klatten	145,192,119	308,516

The terms of the remaining members of our Board of Directors, Hans-Holger Albrecht, Peter Aven, Tamjid Basunia, Maria (Mia) Brunell, Charles J. Burdick and Oleg Sysuev, continued after the 2006 Annual Meeting of Stockholders and they will serve the remainder of their terms or until their successors are duly elected and qualified.

The following proposals were voted on and approved at our Annual Meeting:

Proposal	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
Ratification of the selection of Ernst & Young LLC as our independent registered public accounting firm for the year ending December 31, 2007	145,486,566	13,469	600	—
Approval of an amendment to our 1997 Stock Option/Stock Issuance Plan to extend the termination date by up to one year	108,795,858	23,907,243	3,488	12,794,046

Item 6.                        Exhibits

Exhibit Number	Description
10.57†

Supplementary Agreement dated as of July 11, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company “Video International “Trend””and Closed Joint Stock Company “Video International Group of Companies” (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)

10.58

Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company “Network of Television Stations” (CTC) and Closed Joint Stock Company “Kompaniya TSV” (English translation) (Agreement in respect of placement of advertising on the CTC Network)

10.59

Surety Deed dated July 11, 2007 to Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company “Network of Television Stations” (CTC), Closed Joint Stock Company “Video International Group of Companies” and Closed Joint Stock Company “Kompaniya TSV” (English translation)

10.60

Supplementary Agreement No 1 dated July 11, 2007 to Agency Agreement No C-25-400/07 dated July 11, 2007, by and between Closed Joint Stock Company “Network of Television Stations” (CTC) and Closed Joint Stock Company “Kompaniya TSV” (English translation)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ctc MEDIA, INC.
By:	/s/ NILESH LAKHANI
Nilesh Lakhani Chief Financial Officer Date: July 31, 2007
Ctc MEDIA, INC.
By:	/s/ JOHN DOWDY
John Dowdy Chief Accounting Officer Date: July 31, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.57†

Supplementary Agreement dated as of July 11, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company “Video International “Trend””and Closed Joint Stock Company “Video International Group of Companies” (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)

10.58

Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company “Network of Television Stations” (CTC) and Closed Joint Stock Company “Kompaniya TSV” (English translation) (Agreement in respect of placement of advertising on the CTC Network)

10.59

Surety Deed dated as of July 11, 2007 to Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company “Network of Television Stations” (CTC), Closed Joint Stock Company “Video International Group of Companies” and Closed Joint Stock Company “Kompaniya TSV” (English translation)

10.60

Supplementary Agreement No 1 dated July 11, 2007, to Agency Agreement No C-25-400/07 dated July 11, 2007  by and between Closed Joint Stock Company “Network of Television Stations” (CTC) and Closed Joint Stock Company “Kompaniya TSV” (English translation)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.