Form 10-Q
period 2007-09-30
CTC Media, Inc.
filed 2007-10-30
CIK 1354513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 30, 2007, there were outstanding 151,910,892 shares of the registrant’s common stock, $0.01 par value per share.

CTC MEDIA, INC.
INDEX

PART I	FINANCIAL INFORMATION	3
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007	3
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2006 and September 30, 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	54
Signatures		55
Exhibit Index		56

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

PART I.   FINANCIAL INFORMATION

Item 1.                          Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31,	September 30,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,542	$248,499
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2006 - $563; September 30, 2007 - $503)	8,640	15,035
Taxes reclaimable	4,399	9,575
Prepayments	38,302	34,977
Programming rights, net	41,634	53,037
Deferred tax asset	6,263	7,890
Other current assets	2,875	1,990
TOTAL CURRENT ASSETS	278,655	371,003
RESTRICTED CASH	120	180
PROPERTY AND EQUIPMENT, net	22,388	24,952
INTANGIBLE ASSETS, net:
Network affiliation agreements	3,333	1,833
Trade names	5,888	5,950
Broadcasting licenses	43,387	76,253
Cable network connections	409	151
Other intangible assets	354	631
Net intangible assets	53,371	84,818
GOODWILL	70,768	72,845
PROGRAMMING RIGHTS, net	24,267	37,099
SUBLICENSING RIGHTS, net	7,611	3,241
INVESTMENTS IN AND ADVANCES TO INVESTEES	9,319	8,794
PREPAYMENTS	8,713	9,147
DEFERRED TAX ASSET	9,077	10,940
OTHER NON-CURRENT ASSETS	508	841
TOTAL ASSETS	$484,797	$623,860
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	13,353	29,725
Accrued liabilities	5,508	8,448
Taxes payable	11,528	12,186
Deferred revenue	12,440	18,209
Deferred tax liability	2,937	971
Other current liabilities	600	77
TOTAL CURRENT LIABILITIES	46,366	69,616
LONG-TERM LOANS	210	220
DEFERRED TAX LIABILITY	14,080	21,582
MINORITY INTEREST	3,124	2,548
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2006 - 151,505,672, September 30, 2007 - 151,872,892)	1,515	1,519
Additional paid-in capital	327,587	341,262
Retained earnings	73,954	150,168
Accumulated other comprehensive income	17,961	36,945
TOTAL STOCKHOLDERS’ EQUITY	421,017	529,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,797	$623,860

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
REVENUES:
Advertising	$69,438	$90,095	$245,901	$296,020
Sublicensing	954	3,638	5,333	12,656
Other revenue	527	351	1,667	1,676
Total operating revenues	70,919	94,084	252,901	310,352
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $4,807 and $6,986 for three months and $12,375 and $17,486 for nine months ended September 30, 2006 and 2007, respectively; and inclusive of stock-based compensation of $26 and $213 for the three months and $35 and $452 for nine months ended September 30, 2006 and 2007, respectively)	(3,919)	(4,703)	(11,585)	(13,601)
Selling, general and administrative (exclusive of depreciation and amortization of $518 and $564 for the three months and $1,872 and $1,964 for the nine months ended September 30, 2006 and 2007 respectively; inclusive of stock-based compensation of $2,990 and $3,305 for the three months and $4,085 and $9,601 for the nine months ended September 30, 2006 and 2007, respectively)	(16,865)	(19,599)	(40,924)	(53,392)
Amortization of programming rights	(30,116)	(36,550)	(87,126)	(108,552)
Amortization of sublicensing rights	(997)	(1,272)	(3,046)	(7,137)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(5,326)	(7,550)	(14,247)	(19,450)
Total operating expenses	(57,223)	(69,674)	(156,928)	(202,132)
OPERATING INCOME	13,696	24,410	95,973	108,220
FOREIGN CURRENCY GAINS (LOSSES)	254	113	1,575	25
INTEREST INCOME	1,316	2,689	1,641	7,318
INTEREST EXPENSE	—	—	(1,773)	(2)
GAINS ON SALE OF BUSINESSES	—	—	782	747
OTHER NON-OPERATING (LOSSES) INCOME, net	(32)	(31)	(111)	848
EQUITY IN INCOME OF INVESTEE COMPANIES	274	304	1,161	1,497
Income before income tax and minority interest	15,508	27,485	99,248	118,653
INCOME TAX EXPENSE	(6,304)	(9,097)	(31,264)	(39,029)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(761)	(989)	(2,774)	(3,410)
NET INCOME	$8,443	$17,399	$65,210	$76,214

Foreign currency translation adjustment	2,398	12,721	13,425	18,984
COMPREHENSIVE INCOME	$10,841	$30,120	$78,635	$95,198

Net income attributable to preferred stockholders	$—	$—	$(17,116)	$—
Net income attributable to common stockholders	$8,443	$17,399	$48,094	$76,214
Net income per share attributable to common stockholders - basic	$0.06	$0.11	$0.45	$0.50
Net income per share attributable to common stockholders - diluted	$0.05	$0.11	$0.43	$0.48
Weighted average common shares outstanding - basic	151,505,672	151,811,275	106,549,359	151,637,017
Weighted average common shares outstanding - diluted	157,604,899	158,253,151	151,388,942	158,049,941

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,210	$76,214
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(6,544)	(8,577)
Depreciation and amortization	14,247	19,450
Amortization of programming rights	87,126	108,552
Amortization of sublicensing rights	3,046	7,137
Stock based compensation expense	4,119	10,054
Gain on disposal of property and equipment	(327)	(702)
Gain on sale of businesses	(782)	(747)
Equity in income of unconsolidated investees	(1,161)	(1,497)
Income attributable to minority interest	2,774	3,410
Foreign currency (gains) losses	(1,575)	(25)
Changes in operating assets and liabilities:
Trade accounts receivable	(279)	(3,914)
Prepayments	714	(529)
Other assets	(2,244)	(2,401)
Accounts payable and accrued liabilities	660	4,301
Deferred revenue	5,524	3,340
Other liabilities	(249)	(107)
Dividends received from equity investees	123	1,769
Acquisition of programming and sublicensing rights	(93,062)	(115,763)
Net cash provided by operating activities	77,320	99,965
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,856)	(3,584)
Acquisitions of intangibles	—	(364)
Acquisitions of businesses, net of cash acquired	(19,924)	(32,833)
Proceeds from sale of businesses, net of cash disposed	882	693
Proceeds from sale of property and equipment	683	1,991
Other	(97)	2
Net cash used in investing activities	(21,312)	(34,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from issuances of common stock	105,041	—
Common stock issuance costs	(395)	—
Proceeds from exercise of stock options	5,856	3,368
Proceeds from loans	19,000	—
Repayments of loans	(60,384)	—
(Increase) decrease in restricted cash	(3)	(60)
Dividends paid to minority interest	(2,317)	(3,958)
Net cash provided by (used in) financing activities	66,798	(650)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,365	6,737
Net increase (decrease) in cash and cash equivalents	124,171	71,957
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,300	176,542
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,471	$248,499

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

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the ‘‘SEC’’) on March 1, 2007. Our significant accounting policies have not changed since December 31, 2006, except as outlined below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Seasonality

The Company experiences seasonal fluctuations with overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

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

As of December 31, 2006 and September 30, 2007, the Company included accruals for unrecognized income tax benefits totaling $173 and $487, respectively, as a component of accrued liabilities. Approximately $173 of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $210 of the unrecognized income tax benefit will be reversed within twelve months from September 30, 2007, due to expiration of the statute of limitations.

Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $3,534 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $349 of the total $3,534 potential increase could occur within twelve months from September 30, 2007. This amount represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of ZAO CTC Region (Note 10).

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2007, the Company recognized approximately $47 and $100, respectively, in interest and penalties. At January 1, 2007 and September 30, 2007, the Company had accrued approximately $68 and $168, respectively, for the payment of interest and penalties.

As of the adoption date of FIN No. 48, the tax years ended December 31, 2004, 2005 and 2006 remained subject to examination by tax authorities.

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

3.                 NET INCOME PER SHARE

Basic net income per share for the three and nine months ended September 30, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the nine months ended September 30, 2006 and 2007, was 4,968,556 and 675,000 stock options, respectively. All common shares issuable from the assumed conversion of convertible preferred stock outstanding during the three and nine months ended September 30, 2006 have been included in the diluted earnings calculation for such periods. No convertible preferred stock was outstanding during the three and nine months ended September 30, 2007.

The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30
	2006	2007	2006	2007
Net income	$8,443	$17,399	$65,210	$76,214
Net income attributable to preferred stockholders	—	—	(17,116)	—
Net income attributable to common stockholders	$8,443	$17,399	$48,094	$76,214
Weighted average common shares outstanding—basic
Common stock	151,505,672	151,811,275	106,549,359	151,637,017
Dilutive effect of:
Convertible preferred stock	—	—	37,920,457	—
Common stock options	6,099,227	6,441,876	6,919,126	6,412,924
Weighted average common shares outstanding—diluted	157,604,899	158,253,151	151,388,942	158,049,941
Net income per share attributable to common stockholders:
Basic	$0.06	$0.11	$0.45	$0.50
Diluted	$0.05	$0.11	$0.43	$0.48

The numerator used to calculate diluted net income per common share for the three months and nine months ended September 30, 2006 and 2007 was net income.

4.                 INVESTMENT TRANSACTIONS

In February 2007, the Company acquired a 100% interest in OOO Programma, Service, Montazh, a station in Rostov-on-Don, for a total purchase price of $2,713, consisting of $2,608 in cash consideration and $105 in short-term debt assumed. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,597 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

In February 2007, the Company acquired the remaining 49% interest in ZAO Radio-Volga-TV, a station in Samara, for a total cash consideration of $4,603, bringing its ownership in this station to 100%. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $5,192 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

In May 2007, the Company acquired a 100% interest in OOO Kontinent-50, a station in Vladivostok, for a total cash consideration of $2,509. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,430 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

In July 2007, the Company acquired a 100% interest in OOO Grand, which in turn owns 50% of ZAO Channel 6, a station in Kazan, thus increasing the Company’s investment in CTC Kazan from 50% to 100%. Total cash consideration was $10,000. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,225 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

In July 2007, the Company also acquired a 49% interest in each of the four stations located in Irkutsk and Irkutsk region, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region for a total purchase price of $12,241, $9,901 of which was paid in cash as of September 30, 2007. The remaining $2,340 of the purchase price will be payable in cash upon receipt of certain regional broadcasting licenses.  In September 2007, the Company acquired another 2% in each of these companies for total cash consideration of $499, bringing its ownership in OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region up to 51%. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $13,292 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

In August 2007, the Company acquired 100% in OOO Stavropolskaya Veshatelnaya Corporatsiya, a station in Stavropol, for a total cash consideration of $3,800. The Company’s financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,877 to broadcasting licenses, which are being amortized over an estimated useful life of 5 years.

5.                 PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2006 and September 30, 2007 comprise the following:

	December 31, 2006	September 30, 2007
Historical cost	$177,012	$252,121
Accumulated amortization	(111,111)	(161,985)
Net book value	$65,901	$90,136
Current portion	41,634	53,037
Non-current portion	24,267	37,099

During the three months ended September 30, 2006 and 2007, the Company recognized impairment charges on programming rights of $1,401 and $1,342, respectively. During the nine months ended September 30, 2006 and 2007, the Company recognized impairment charges on programming rights of $3,110 and $3,145, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

6.                 SUBLICENSING RIGHTS, NET

Sublicensing rights as of December 31, 2006 and September 30, 2007 comprise the following:

	December 31, 2006	September 30, 2007
Released, less amortization	$5,183	$1,661
Completed and not released	928	979
In production	717	601
In development or pre-production	783	—
Net book value	$7,611	$3,241

As of September 30, 2007, the Company expects the entire $1,661 balance of unamortized sublicensing rights for released products to be fully amortized within three years. In addition, the Company expects approximately $2,134 of the sublicensing rights for released products and completed and not released products to be amortized during the twelve-month period ending September 30, 2008.

7.                 INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2006 and September 30, 2007 comprise the following:

		December 31, 2006		September 30, 2007
	Useful life, years	Cost	Accumulated amortization	Cost	Accumulated amortization
Network affiliation agreements	5	$10,000	$(6,667)	$10,000	$(8,167)
Trade names	indefinite	5,888	—	5,950	—
Broadcasting licenses	5	69,848	(26,461)	118,110	(41,857)
Other intangible assets	5	2,938	(2,175)	4,124	(3,342)
TOTAL		$88,674	$(35,303)	$138,184	$(53,366)

Amortization expense was $4,135 and $6,158 for the three months ended September 30, 2006 and 2007, respectively. Amortization expense was $10,907 and $15,439 for the nine months ended September 30, 2006 and 2007, respectively.

8.                 GOODWILL

Goodwill as of December 31, 2006 and September 30, 2007 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2006	$36,538	$19,679	$2,418	$12,133	$70,768
Accrual of contingent tax liability	—	—	—	185	185
Foreign currency translation adjustment	—	1,090	134	668	1,892
Balance as of September 30, 2007	$36,538	$20,769	$2,552	$12,986	$72,845

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

Initial Public Offering

The Company filed a registration statement with the SEC to register shares of the Company’s common stock in connection with an initial public offering (‘‘IPO’’). Upon the closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. On September 30, 2007, the Company had a total of 151,872,892 shares outstanding.

Stock-Based Compensation

The following table summarizes common stock options and Stock Appreciation Rights (“SAR”) activity for the Company during the nine months ended September 30, 2007:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2006	5,440,240	$15.84	6,217,600	$1.64
Granted	625,000	26.63	—	—
Exercised	(367,220)	9.87	—	—
Forfeited	(87,495)	16.95	—	—
Expired	(27,142)	8.81	—	—
Outstanding as of September 30, 2007	5,583,383	$17.45	6,217,600	$1.64

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

The following assumptions were used in the option-pricing model:

	375,000 options at $26.91	150,000 options at $26.74	50,000 options at $25.46	50,000 options at $25.36
Risk free interest rate	4.56%	4.57%	4.96%	4.92%
Expected option life (years)	6.1	5.9	6.1	6.1
Expected dividend yield	—	—	—	—
Volatility factor	44%	44%	44%	44%
Weighted-average grant date fair value of options (per share)	$13.28	$12.98	$12.75	$12.76

The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2006	4,435,118	$7.93
Granted	625,000	13.12
Vested	(1,315,187)	7.71
Forfeited	(87,495)	8.42
Nonvested as of September 30, 2007	3,657,436	$8.88

The outstanding SAR fully vested as of May 31, 2006.

The following table summarizes information about exercisable common stock options and SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual term
Exercisable as of September 30, 2007	1,925,947	$16.43	8.6 years	6,217,600	$1.64	6.0 years

The Company recognized stock-based compensation expense of $3,016 and $3,518 for the three months ended September 30, 2006 and 2007, respectively, and $4,119 and $10,054 for the nine months ended September 30, 2006 and 2007, respectively. As of September 30, 2007, the total compensation cost related to unvested awards not yet recognized is $32,431 to be recognized over a weighted average period of 2.36 years.

10.          COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company has future purchase commitments of $127,569 as of September 30, 2007. These purchase commitments primarily include the Company’s contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations.

Potential agreement with Mostelecom

Mostelecom, the dominant cable provider in Moscow, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. The Company collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that the Company’s stations in Moscow were allocated access on Mostelecom’s systems as capacity was increased.

In June 2007, Mostelecom approached the Company to discuss securing the right to continue to broadcast over connections added subsequent to the project ending in 2004 by paying a 400 ruble, one-time “connection fee”.  Included in this proposal are an estimated 270,000 households for CTC Moscow and an estimated 700,000 households for Domashny Moscow. The Company is still verifying the existence of these connected households and negotiating with Mostelecom to agree on the terms and the extent to which the Company’s CTC and Domashny stations in Moscow would benefit from securing the right to broadcast over these new connections.  If the Company was to proceed as proposed, the total value of this project would be approximately $15,600 (at exchange rates as of September 30, 2007). If and when the agreement is finalized, the Company will evaluate the provisions of the agreement including factors such as the contract term of the underlying agreement, the remaining technical life of Mostelecom’s cable network, and the estimated useful life of the underlying broadcast licenses to determine the potential impact on the Company’s financial statements.

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

The Company’s revenues sold through Video International account for 97% of total operating revenues of $70,919 in the three months ended September 30, 2006 and 95% of total operating revenues of $94,084 in the three months ended September 30, 2007. The Company’s revenues sold through Video International account for 96% of total operating revenues of $252,901in the nine months ended September 30, 2006 and 95% of total operating revenues of $310,352 in the nine months ended September 30, 2007.

Non-income taxes

The Company’s policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company’s final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and September 30, 2007. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2006 and September 30, 2007, the Company included accruals for contingencies related to non-income taxes totaling $703 and $1,215 as a component of accrued liabilities. Additionally, the Company has identified possible contingencies related to non-income taxes, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2007, management estimates such contingencies related to non-income taxes to be up to approximately $687.

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

In the fourth quarter of 2006, the Company’s wholly-owned subsidiary, ZAO CTC Network, was engaged in litigation with the Russian tax inspectorate in regard to a claim received in August 2006 for approximately $1,658 (at the US dollar/ruble exchange rates as of September 30, 2007) including penalties and interest relating to tax payments transferred in 1998 and 1999 from its bank accounts that were allegedly not received by the government. The Company filed a lawsuit disputing the claim, and the court ruled in its favor in the first instance and in two appeal courts. The tax inspectorate elected not to file for a third, final appeal. The Company believes the risk of unfavorable outcome of this matter to be remote at this time.

In the first quarter of 2007, the Company’s wholly-owned subsidiary, ZAO CTC Network, was subject to a tax inspection for the 2004 and 2005 tax years. Thereafter, the Russian tax inspectorate issued a claim and withdrew funds for approximately $445 (at the US dollar/ruble exchange rate as of September 30, 2007) including penalties and interest. The Company filed a lawsuit disputing the claim, and the court ruled in its favor in the first instance and one appeal court. The Company does not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

In the second quarter of 2007, the Company’s wholly-owned subsidiary, ZAO CTC Region, was subject to a tax inspection for the 2004, 2005 and 2006 tax years. Thereafter, ZAO CTC Region received a claim from the Russian tax inspectorate for approximately $783 (at the US dollar/ruble exchange rate as of September 30, 2007) including penalties and interest.  The Company intends to file a lawsuit disputing the claim. At this time, the Company does not believe an unfavorable outcome in regard to all issues raised in this claim to be probable; therefore, it has only accrued approximately $203 (at the US dollar/ruble exchange rate as of September 30, 2007) in the financial statements.

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

	Three Months Ended September 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$49,714	$4,197	$14,850	$2,619	$71,380	$(461)	$70,919
Operating income/ (loss)	18,205	(2,083)	6,486	(2,502)	20,106	(6,410)	13,696
Total assets	265,622	28,800	67,024	58,414	419,860	30,479	450,339
Capital expenditures	(235)	21	(256)	(194)	(664)	(18)	(682)
Depreciation and amortization	(273)	(138)	(1,318)	(3,080)	(4,809)	(517)	(5,326)
Amortization of programming rights	(25,558)	(4,021)	(565)	(8)	(30,152)	36	(30,116)
Amortization of sublicensing rights	(997)	—	—	—	(997)	—	(997)

	Three Months Ended September 30, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$64,853	$7,794	$18,868	$3,136	$94,651	$(567)	$94,084
Operating income/ (loss)	27,565	1,091	5,535	(3,159)	31,032	(6,622)	24,410
Total assets	409,267	34,696	78,440	66,517	588,920	34,940	623,860
Capital expenditures	(252)	(5)	(464)	(348)	(1,069)	(144)	(1,213)
Depreciation and amortization	(241)	(159)	(2,913)	(3,713)	(7,026)	(524)	(7,550)
Amortization of programming rights	(30,660)	(4,481)	(1,391)	(62)	(36,594)	44	(36,550)
Amortization of sublicensing rights	(1,272)	—	—	—	(1,272)	—	(1,272)

	Nine Months Ended September 30, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$187,451	$13,490	$45,254	$7,392	$253,587	$(686)	$252,901
Operating income/ (loss)	97,171	(5,162)	25,103	(7,270)	109,842	(13,869)	95,973
Total assets	265,622	28,800	67,024	58,414	419,860	30,479	450,339
Capital expenditures	(609)	(37)	(1,019)	(1,227)	(2,892)	(73)	(2,965)
Depreciation and amortization	(816)	(404)	(3,605)	(7,881)	(12,706)	(1,541)	(14,247)
Amortization of programming rights	(73,180)	(11,963)	(2,053)	(31)	(87,227)	101	(87,126)
Amortization of sublicensing rights	(3,046)	—	—	—	(3,046)	—	(3,046)

	Nine Months Ended September 30, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$217,099	$25,327	$58,926	$10,541	$311,893	$(1,541)	$310,352
Operating income/ (loss)	105,968	1,599	29,196	(8,209)	128,554	(20,334)	108,220
Total assets	409,267	34,696	78,440	66,517	588,920	34,940	623,860
Capital expenditures	(577)	(110)	(1,643)	(1,324)	(3,654)	(294)	(3,948)
Depreciation and amortization	(748)	(465)	(6,217)	(10,446)	(17,876)	(1,574)	(19,450)
Amortization of programming rights	(88,870)	(16,085)	(3,694)	(62)	(108,711)	159	(108,552)
Amortization of sublicensing rights	(7,137)	—	—	—	(7,137)	—	(7,137)

‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within one geographic region, Russia, and generates substantially all of its revenues from television advertising.

12.          SUBSEQUENT EVENTS

In October 2007, the Company received approximately $644 in proceeds from the exercise of options to acquire 38,000 shares of the Company’s common stock.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2007. This discussion should be read in conjunction with our Annual Report on Form 10-K filed with SEC on March 1, 2007 and our Unaudited Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’ Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 350 television stations and local cable operators, including 18 owned-and-operated stations and 23 unmanned repeater transmitters. Domashny’s signal is broadcast by over 220 television stations and local cable operators, including 11 owned-and-operated stations and eight unmanned repeater stations.

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

•      Television Station Groups.   The CTC Television Station Group manages its 18 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 11 owned-and-operated stations and eight repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our Networks. Substantially all of our local advertising has been placed through Video International since January 2006.

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

While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through the acquisition or launch of additional networks. In addition, we review opportunities to expand in adjacent Russian speaking markets where we can effectively and efficiently leverage our management and programming resources.  For example, in September 2007, we entered into a binding term sheet pursuant to which we agreed to enter into definitive agreements to acquire interests in the Kazakh television broadcast company (discussed below), Teleradiokompaniya 31st Kanal LLP (“Channel 31”). Also, in September 2007, we set up a broadcasting company in Uzbekistan that is expected to start its operation in the beginning of 2008. Moreover, we evaluate opportunities from time to time in selected media and entertainment sub-sectors that offer potential growth opportunities. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. Any such acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

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

Legislation came into effect on July 1, 2006, that imposed stricter limitations on airtime available for advertising, reducing maximum advertising time to no more than 15% of total broadcasting time each day, while at the same time stipulating that no more than 20% of advertising time may be allotted for commercial advertising in any given hour. The legislation will further reduce the maximum permissible amount of advertising to no more than 15% per hour effective January 1, 2008. Video International renegotiated advertising rates with advertisers to reflect the impact of the reduction in available advertising time in 2006. As a result, our advertising rates increased by over 20% in the second half of 2006. We also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result, we believe that the reduced amount of available advertising time did not negatively affect our results of operations in 2006 or the first nine months of 2007. In connection with the further reductions in advertising time to be effective from January 1, 2008, we do not believe we will be able to effect further reallocations of our total daily advertising time between either of our networks and our affiliate stations.  Although we expect that Video International will be able to negotiate advertising price increases in connection with these further reductions in advertising time, we cannot guarantee that any such increases will be sufficient to compensate for the loss in advertising time. If the price increases are not sufficient, the further reductions in advertising time will have a material adverse affect on our revenues and results of operations.

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

Historically, the commission rate payable by our individual owned-and-operated stations was fixed at 15% of gross advertising sales regardless of whether the negotiated sales targets were achieved by Video International. Under the amended agreements, the full 15% commission in 2007 will only be payable for existing stations if Video International achieves, on a station-by-station basis, the agreed quarterly sales targets during the period from April 1 to December 31, 2007.  During this period, a nominal fixed monthly commission, generally 25,000 rubles (approximately $1,000 at exchange rates as of September 30, 2007)  per station, will be the only commission payable if sales fall more than 15% below the negotiated sales target. A straight-line sliding scale commission starting from the nominal fixed commission to 15% of sales will be payable on all sales if sales fall between 15% below the negotiated sales target and the sales target. All sales above the sales target will be subject to an 18% commission. Starting January 1, 2008, the fixed rate commission of 15% will be re-instated on all local advertising sales. Moreover, any stations acquired by CTC Media during 2007 will also pay to Video International the 15% fixed commission rather than the variable commission rate.

Under the Television Station Group agreements, we are required to achieve average annual audience share levels at our individual owned-and-operated stations that are not significantly below the respective average 2006 audience share levels. Under these agreements, a deviation of less than 15% in the average annual audience share of our stations in Moscow and St. Petersburg is not deemed significant. In the other cities, deviations of less than 20% are not deemed significant unless otherwise agreed. Presently, the year-to-date audience share at many of our stations would be deemed to be significantly below 2006 audience share levels, including the audience share at CTC-Moscow, which is approximately 24% below its 2006 audience share level based on results through September 30, 2007. If audience share performance at our owned-and-operated stations, particularly CTC-Moscow, does not improve, Video International may seek to renegotiate the commissions payable under our Television Station Group agreements or negotiate lower sales targets for future years.

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

In July 2007, we acquired the remaining 50% interest in a station located in Kazan for cash consideration of $10.0 million and  we also acquired a 49% interest in each of four stations located in Irkutsk for a total purchase price of $12.2 million, $9.9 million of which was paid in cash as of September 30, 2007. The remaining $2.3 million of the purchase for the Irkutsk stations price will be payable in cash upon receipt of certain regional broadcasting licenses.  In September 2007, we acquired another 2% in each of these stations for total cash consideration of $0.5 million, bringing our ownership interest in each station up to 51%.

In August 2007, we acquired a 100% interest in a station located in Stavropol for cash consideration of $3.8 million.

Potential Acquisition of Kazakh Broadcaster

In September 2007, we entered into a Binding Term Sheet (the “Term Sheet”) pursuant to which we agreed to enter into definitive agreements to acquire interests in the Kazakh television broadcast company, Channel 31, and affiliate companies that will provide the advertising sales function and programming content for Channel 31 (together, the “Channel 31 Group”).  These interests will provide us with a right to 60% of the economic interest of the Channel 31 Group.  In addition, we will have the right, pursuant to a shareholders’ agreement, to appoint the senior management of each company within the Channel 31 Group.

The total consideration in connection with the acquisition will be $65 million, less 50% of the net outstanding debt and certain tax liabilities of Channel 31 at closing.

Upon the closing of the acquisition, we will hold a 20% participation interest in Channel 31 and majority ownership positions in the other companies in the Channel 31 Group.  In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% interest in a Kazakh television broadcaster, we will have an option to acquire additional participation interests in Channel 31, at no additional cost, so that our total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law.  Upon exercise of such option, we would continue to be entitled to 60% of the economic interest of the Channel 31 Group.

The Term Sheet further provides that the definitive agreement will contain customary representations and warranties, covenants and conditions to closing, including completion by us of our due diligence review of the business and affairs of Channel 31 and approval of the transaction by Kazakh broadcasting and anti-monopoly authorities.

Office Space

In November 2006, we entered into agreements in regard to the future 10-year lease of office space in a building currently under construction in Moscow and scheduled to be available for occupancy by July 2008. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Cancellation of the preliminary agreements would result in the forfeiture of the security deposit paid of $1.8 million (at exchange rates as of September 30, 2007) and payment of certain other expenses incurred by the landlord on our behalf.

The final lease, once entered into, would provide for a base annual rent of approximately $9.0 million (at exchange rates as of September 30, 2007) and annual increases after the second year of between 3% and 6%, based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.6 million (at exchange rates as of September 30, 2007) to compensate us for a portion of its fit-out costs. The final lease agreements would require us to pay an annual fee for property management and utilities of approximately $1.4 million (at exchange rates as of September 30, 2007) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. For more information about these preliminary lease agreements, refer to our Annual Report on Form 10-K filed with the SEC on March 1, 2007.

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

Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at September 30, 2007 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies refer to Notes 2 and 10 to our Unaudited Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report.

In the first quarter of 2007, our wholly-owned subsidiary, ZAO CTC Network, was subject to a tax inspection for the 2004 and 2005 tax years. Thereafter, the Russian tax inspectorate issued a claim and withdrew funds for approximately $0.4 million (at exchange rates as of September 30, 2007) including penalties and interest. We filed a lawsuit disputing the claim, and the court ruled in our favor in the first instance and one appeal court. We do not believe a unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in our financial statements.

In the second quarter of 2007, our wholly-owned subsidiary, ZAO CTC Region, was subject to a tax inspection for the 2004, 2005 and 2006 tax years. Thereafter, ZAO CTC Region received a claim from the Russian tax inspectorate for approximately $0.8 million (at exchange rates as of September 30, 2007) including penalties and interest. We intend to file a lawsuit disputing the claim. At this time, we do not believe an unfavorable outcome in regard to all issues raised in this claim to be probable; therefore, we have only accrued approximately $0.2 million (at exchange rates as of September 30, 2007) in our financial statements.

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Advertising	97.9%	95.8%	97.2%	95.4%
Sublicensing and other	2.1	4.2	2.8	4.6
Total operating revenues	100.0	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive
of depreciation and amortization)	(5.5)	(5.0)	(4.6)	(4.4)
Selling, general and administrative
(exclusive of depreciation and
amortization)	(23.8)	(20.8)	(16.2)	(17.2)
Amortization of programming rights	(42.5)	(38.8)	(34.5)	(35.0)
Amortization of sublicensing rights	(1.4)	(1.4)	(1.2)	(2.3)
Depreciation and amortization
(exclusive of amortization of
programming rights)	(7.5)	(8.0)	(5.6)	(6.3)
Total operating expenses	(80.7)	(74.0)	(62.1)	(65.2)

Operating income	19.3	26.0	37.9	34.8
Foreign currency gains	0.4	0.1	0.6	—
Interest income	1.9	2.9	0.6	2.4
Interest expense	—	—	(0.7)	—
Gains on sale of businesses	—	—	0.3	0.2
Other non-operating income, net	—	—	—	0.3
Equity in income of investee companies	0.4	0.3	0.5	0.5

Income before income tax and minority interest	21.9	29.3	39.2	38.2

Income tax expense	(8.9)	(9.7)	(12.4)	(12.6)
Income attributable to minority interest	(1.1)	(1.1)	(1.1)	(1.1)

Net income	11.9%	18.5%	25.8%	24.5%

Comparison of Unaudited Condensed Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2007

Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)

CTC Network	$49,714	$64,853	$187,451	$217,099
Change period-to-period	—	30.5%	—	15.8%
Domashny Network	4,197	7,794	13,490	25,327
Change period-to-period	—	85.7%	—	87.7%
CTC Television Station Group	14,850	18,868	45,254	58,926
Change period-to-period	—	27.1%	—	30.2%
Domashny Television Station Group	2,619	3,136	7,392	10,541
Change period-to-period	—	19.7%	—	42.6%
Eliminations and other	(461)	(567)	(686)	(1,541)
Total	$70,919	$94,084	$252,901	$310,352
Change period-to-period	—	32.7%	—	22.7%

Our total operating revenues grew by approximately 32.7% and 22.7%, respectively, when comparing the three- and nine-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market. In addition, the increase in our revenues when comparing the three and nine months ended September 30, 2006 and 2007 was partially due to the fact that a significant majority of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar resulted in an approximate 5.2% and 5.9% increase, respectively, in our advertising revenues when comparing the three- and nine-month periods under review. Because we record our advertising revenues net of commissions, revenues at our Television Station Groups were also favorably impacted in the three and nine months ended September 30, 2007 by the significantly lower commission rate paid by our owned-and-operated stations to Video International in the second and third quarters of 2007 in connection with the variable commission rate negotiated through 2007.

Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)

CTC Network	48,623	61,167	181,807	204,289
Change period-to-period	—	25.8%	—	12.4%
Domashny Network	4,196	7,794	13,488	25,326
Change period-to-period	—	85.7%	—	87.8%
CTC Television Station Group	14,475	18,474	44,211	57,837
Change period-to-period	—	27.6%	—	30.8%
Domashny Television Station Group	2,149	2,660	5,811	8,508
Change period-to-period	—	23.8%	—	46.4%
Eliminations and other	(5)	—	584	60
Total	$69,438	$90,095	$245,901	$296,020
Change period-to-period	—	29.7%	—	20.4%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network.   CTC Network’s advertising revenue increased by 25.8% and 12.4%, respectively, when comparing the three- and nine-month periods under review. Advertising revenue increased when comparing the three- and nine- month periods mainly due to increased advertising rates and the appreciation of the Russian ruble against the US dollar, offset by a decrease in audience share. The average audience share of the CTC Network decreased from 10.1% to 8.7% when comparing the three months ended September 30, 2006 and 2007, and from 10.9% to 9.0% when comparing the nine months ended September 30, 2006 and 2007. Decrease in audience share at the

CTC Network over the periods under review can be explained by increased competition and relative underperformance of our programming.

Domashny Network.   The  Domashny Network  advertising revenue increased from $4.2 million to $7.8 million when comparing the three months ended September 30, 2006 and 2007, and from $13.5 million to $25.3 million when comparing the nine months ended September 30, 2006 and 2007. The increase in revenues reflects growth of the Russian television advertising market, an increase in audience share of the Domashny Network, as well as the appreciation of the Russian ruble against the US dollar. The audience share of the Domashny Network increased from 1.5% to 1.9% when comparing the three months ended September 30, 2006 and 2007, and from 1.3% to1.9% when comparing the nine months ended September 30, 2006 and 2007.

Television Station Groups.   Advertising revenues of the CTC Television Station Group increased from $14.5 million to $18.5 million when comparing the three months ended September 30, 2006 and 2007, and from $44.2 million to $57.8 million when comparing the nine months ended September 30, 2006 and 2007. Advertising revenue increased when comparing the three-month periods primarily due to increased advertising rates, a decrease in the effective commission rate payable to Video International (discussed below), as well as the appreciation of the Russian ruble against the US dollar, offset by a decrease in advertising sellout.  Advertising revenue increased when comparing the nine-month periods primarily due to increased advertising rates, a decrease in the effective commission rate payable to Video International (discussed below), the appreciation of the Russian ruble against the US dollar, and, to a lesser extent, an increase in advertising sellout. Advertising rates have been generally increasing during the periods under review due to an overall increase in the demand for television advertising in Russia. Beginning in the third quarter of 2006, however, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30% to 25%. Additionally, the new advertising legislation introduced on July 1, 2006 reduced the airtime available for advertising. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Television Advertising Sales’’ for more information about this reallocation of advertising time and this new legislation.

The Domashny Television Station Group revenue increased from $2.1 million to $2.7 million when comparing the three months ended September 30, 2006 and 2007, and from $5.8 million to $8.5 million when comparing the nine months ended September 30, 2006 and 2007. The increase in revenue was primarily the result of increased advertising sellout, a decrease in the effective commission rate payable to Video International (discussed below), as well as the appreciation of the Russian ruble against the US dollar.

In order to incentivize Video International to achieve negotiated 2007 sales targets and pursuant to the amended Television Station Group agreements, both Television Station Groups will pay variable commission to Video International for the period from April 1, 2007 to December 31, 2007. Under the amended agreements, the full historic 15% commission rate is only payable for stations if Video International achieves, on a station-by-station basis, the agreed quarterly sales targets. See ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International” for more information on the amended agreements. Video International did not achieve the agreed quarterly sales targets for the three months ended September 30, 2007 for a majority of our stations. As a result, the effective commission rate for the CTC Television Station Group was 3% and 6%, respectively, for the three and nine months ended September 30, 2007. The effective commission rate for the Domashny Television Station Group was 4% and 6%, respectively, for the three and nine months ended September 30, 2007. Starting January 1, 2008, a fixed rate commission of 15% will be re-instated on all local advertising sales. Therefore, the Television Station Groups will not continue to benefit from such variable commission rates in 2008.

Sublicensing and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
		(in thousands, except percentages)
CTC Network	$1,091	$3,685	$5,644	$12,809
Change period-to-period	—	237.8%	—	126.9%
Domashny Network	1	1	2	2
Change period-to-period	—	—	—	—
CTC Television Station Group	375	394	1,043	1,089
Change period-to-period	—	5.1%	—	4.4%
Domashny Television Station Group	470	476	1,581	2,033
Change period-to-period	—	1.3%	—	28.6%
Eliminations and other	(456)	(567)	(1,270)	(1,601)
Total	$1,481	$3,989	$7,000	$14,332
Change period-to-period	—	169.3%	—	104.7%

Networks.   The increase in sublicensing and other revenues at the CTC Network level primarily resulted from the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia in the first quarter of 2007 and to Studio 1+1 in Ukraine in the second and third quarters of 2007. Generally, we anticipate that our sublicensing activity will slightly increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

Television Station Groups.   Other revenues for the CTC Television Station Group primarily represent fees received from CTC Network for transmission on its repeaters. The Domashny Television Station Group’s other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. The majority of the Television Station Groups’ other revenues are eliminated in consolidation.

Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
		(in thousands, except percentages)
CTC Network	$(31,509)	$(37,287)	$(90,280)	$(111,131)
Change period-to-period	—	18.3%	—	23.1%
Domashny Network	(6,280)	(6,703)	(18,652)	(23,728)
Change period-to-period	—	6.7%	—	27.2%
CTC Television Station Group	(8,364)	(13,333)	(20,151)	(29,730)
Change period-to-period	—	59.4%	—	47.5%
Domashny Television Station Group	(5,121)	(6,295)	(14,662)	(18,750)
Change period-to-period	—	22.9%	—	27.9%
Eliminations and other	(5,949)	(6,056)	(13,183)	(18,793)
Total	$(57,223)	$(69,674)	$(156,928)	$(202,132)
Change period-to-period	—	21.8%	—	28.8%
% of total operating revenues	80.7%	74.0%	62.1%	65.2%

Our total operating expenses as a percentage of operating revenues decreased from 80.7% to 74.1% when comparing the three months ended September 30, 2006 and 2007 mainly due to decreases, as a percentage of operating revenues,  in amortization of programming rights and selling, general and administrative expenses.  Our total operating expenses as a percentage of operating revenues increased from 62.1% to 65.1% when comparing the nine months ended September 30, 2006 and 2007 mainly due to increases, as a percentage of operating revenues,  in amortization of programming rights, amortization of sublicensing rights, selling, general and administrative expenses and depreciation and amortization expense.

Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
		(in thousands, except percentages)
CTC Network	$(1,269)	$(1,444)	$(3,745)	$(4,205)
Change period-to-period	—	13.8%	—	12.3%
Domashny Network	(725)	(892)	(2,122)	(2,691)
Change period-to-period	—	23.0%	—	26.8%
CTC Television Station Group	(1,265)	(1,469)	(3,539)	(4,235)
Change period-to-period	—	16.1%	—	19.7%
Domashny Television Station Group	(890)	(1,113)	(2,460)	(3,153)
Change period-to-period	—	25.1%	—	28.2%
Eliminations and other	230	215	281	683
Total	$(3,919)	$(4,703)	$(11,585)	$(13,601)
Change period-to-period	—	20.0%	—	17.4%
% of total operating revenues	5.5%	5.0%	4.6%	4.4%

Networks.   At the Network level, direct operating expenses principally comprise the salaries of our Networks’ engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues decreased from 2.6% to 2.2% when comparing the three months ended September 30, 2006 and 2007 and from 2.0% to 1.9% when comparing the nine months ended September 30, 2006 and 2007 as a result of the increased revenues of this segment. At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues decreased from 17.3% to 11.4% when comparing the three months ended September 30, 2006 and 2007, and from 15.7% to 10.6% when comparing the nine months ended September 30, 2006 and 2007 as a result of the increased revenues of this segment. Direct operating expenses at the Network level increased in absolute terms when comparing the three- and nine- month periods primarily due to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006.

Television Station Groups.   At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 8.5% to 7.8% when comparing the three months ended September 30, 2006 and 2007, and from 7.8% to 7.2% when comparing the nine months ended September 30, 2006 and 2007 as a result of the increased revenues of this segment.

For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues increased from 34.0% to 35.5% when comparing the three months ended September 30, 2006 and 2007, primarily due to acquisition of new stations with higher direct operating expenses as a percentage of their operating revenues.  For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues decreased from 33.3% to 29.9% when comparing the nine months ended September 30, 2006 and 2007. The increase in expenses in absolute terms was primarily due to the transmission and maintenance expense at newly acquired stations. As we continue to build upon the Domashny brand, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment’s operating revenue.

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

Eliminations and other.   We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. This expenses increased from nil to $0.2 million when comparing the three months ended September 30, 2006 and 2007, and from nil to $0.5 million when comparing the nine months ended September 30, 2006 and 2007.

Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(3,412)	$(3,670)	$(9,493)	$(10,172)
Change period-to-period	—	7.6%	—	7.2%
Domashny Network	(1,396)	(1,171)	(4,163)	(4,487)
Change period-to-period	—	(16.1)%	—	7.8%
CTC Television Station Group	(5,216)	(7,560)	(10,954)	(15,584)
Change period-to-period	—	44.9%	—	42.3%
Domashny Television Station Group	(1,143)	(1,407)	(4,290)	(5,089)
Change period-to-period	—	23.1%	—	18.6%
Eliminations and other	(5,698)	(5,791)	(12,024)	(18,060)
Total	$(16,865)	$(19,599)	$(40,924)	$(53,392)
Change period-to-period	—	16.2%	—	30.5%
% of total operating revenues	23.8%	20.8%	16.2%	17.2%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

CTC Network.   Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues decreased from 6.9% to 5.7% when comparing the three months ended September 30, 2006 and 2007, and from 5.1% to 4.7% when comparing the nine months ended September 30, 2006 and 2007. Selling, general and administrative expenses increased in absolute terms when comparing the three- and nine- month periods primarily due to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006.

Domashny Network.   Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 33.3% to 15.0% when comparing the three months ended September 30, 2006 and 2007, and from 30.9% to 17.7% when comparing the nine months ended September 30, 2006 and 2007. This decrease reflects growth in Domashny Network’s revenues over the periods under review. Selling, general and administrative expenses decreased in absolute terms when comparing the three-month periods primarily due to cancelation of our fall promotion campaign. Selling, general and administrative expenses increased in absolute terms when comparing the nine- month periods primarily due to increases in salaries and benefits. As we continue to build upon the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues.

Television Station Groups.   Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues increased from 35.1% to 40.1% when comparing the three months ended September 30, 2006 and 2007, and from 24.2% to 26.4% when comparing the nine months ended September 30, 2006 and 2007. Selling, general and administrative expenses increased in absolute terms when comparing the three- and nine- month periods primarily due to increase in advertising and promotion and, to a lesser extent, increase in salaries and benefits.

Advertising and promotion expense increased primarily due to an additional advertising campaign in Moscow to promote our 2007 fall season.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues increased from 43.6% to 44.9% when comparing the three months ended September 30, 2006 and 2007, primarily due to the acquisition of new television stations, and decreased from 58.0% to 48.3% when comparing the nine months ended September 30, 2006 and 2007. Selling, general and administrative expenses increased in absolute terms when comparing the three- and nine- month periods primarily due to an increase in salaries and benefits, as well as increase in rent and utilities.  Salaries and benefits increased between the three- and nine-month periods due to annual raises which became effective at the beginning of 2007, as well as from the addition of new Domashny stations.

Eliminations and other.   Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, decreased from $2.9 million to $2.6 million when comparing the three months ended September 30, 2006 and 2007, and increased from $8.2 million to $8.8 million when comparing the nine months ended September 30, 2006 and 2007. The slight decrease in these expenses when comparing the three-month periods was primarily due to approximately $0.9 million in management consulting fees incurred during the third quarter of 2006, offset by the general rise in the selling, general and administrative expenses at the corporate level to address the requirements of becoming a publicly traded company. The increase in these expenses when comparing the nine-month periods was primarily due to the general rise in the selling, general and administrative expenses at the corporate level to address the requirements of becoming a publicly traded company and an increase in our directors and officers insurance premiums. Corporate salaries and benefits expense increased by $0.6 million and $1.2 million, respectively, between the three- and nine-month periods primarily due to additional headcount and compensation increases.

Corporate stock-based compensation expense increased from $3.1 million to $3.3 million when comparing the three months ended September 30, 2006 and 2007, and from $4.1 million to $9.6 million when comparing the nine months ended September 30, 2006 and 2007. This increase over the periods under review resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO, as well as an additional grant of stock options to management in the second quarter of 2007. In May and June 2007 we granted stock options to purchase an aggregate of 625,000 shares of our common stock. The exercise prices for these options are equal to the closing sales price per share of our common stock on the date of the grant and range from $25.36 to $26.91 per share. These options vest on a quarterly basis over three- to four-year periods and have a maximum term of ten years from the grant date. We are required to expense the fair value of these options over their vesting periods.

We expect our general and administrative expenditures at the corporate level to increase during 2007 and subsequent years due to expenses associated with being a publicly traded company, increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(25,558)	$(30,660)	$(73,180)	$(88,870)
Change period-to-period	—	20.0%	—	21.4%
Domashny Network	(4,021)	(4,480)	(11,963)	(16,085)
Change period-to-period	—	11.4%	—	34.5%
CTC Television Station Group	(565)	(1,391)	(2,053)	(3,694)
Change period-to-period	—	146.2%	—	79.9%
Domashny Television Station Group	(8)	(62)	(31)	(62)
Change period-to-period	—	675.0%	—	100.0%
Eliminations and other	36	43	101	159
Total	$(30,116)	$(36,550)	$(87,126)	$(108,552)
Change period-to-period	—	21.4%	—	24.6%
% of total operating revenues	42.5%	38.8%	34.5%	35.0%

CTC Network.   The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues decreased from 51.4% to 47.3% when comparing the three months ended September 30, 2006 and 2007 as a result of the increased revenues of this segment. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues increased from 39.0% to 40.9% when comparing the nine months ended September 30, 2006 and 2007. The increase in amortization of programming rights in absolute terms for the CTC Network over the periods under review was due primarily to increases in the cost of programming. For 2007, we expect our programming costs to continue to increase in absolute terms in response to intense competition for quality programming.

Domashny Network.   Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 95.8% to 57.5% when comparing the three months ended September 30, 2006 and 2007, and from 88.7% to 63.5% when comparing the nine months ended September 30, 2006 and 2007. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2007 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

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

Amortization of sublicensing rights

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(997)	$(1,272)	$(3,046)	$(7,137)
Change period-to-period	—	27.5%	—	134.3%
CTC Television Station Group	—	—	—	—
Change period-to-period	—	—	—	—
Total	$(997)	$(1,272)	$(3,046)	$(7,137)
Change year-on-year	—	27.5%	—	134.3%
% of total operating revenues	1.4%	1.4%	1.2%	2.3%

Amortization of sublicensing rights increased from $1.0 million to $1.3 million when comparing the three months ended September 30, 2006 and 2007, and from $3.0 million to $7.1 million when comparing the nine months ended September 30, 2006 and 2007. The increase is mainly due to the sale of certain Russian mini-series to First Channel in Russia in the first quarter of 2007 and to increased sublicensing sales to Studio1+1 in Ukraine in the second and third quarters of 2007.

Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
CTC Network	$(273)	$(241)	$(816)	$(748)
Change period-to-period	—	(11.7)%	—	(8.3)%
Domashny Network	(138)	(159)	(404)	(465)
Change period-to-period	—	15.2%	—	15.1%
CTC Television Station Group	(1,318)	(2,913)	(3,605)	(6,217)
Change period-to-period	—	121.0%	—	72.5%
Domashny Television Station Group	(3,080)	(3,713)	(7,881)	(10,446)
Change period-to-period	—	20.6%	—	32.5%
Eliminations and other	(517)	(524)	(1,541)	(1,574)
Total	$(5,326)	$(7,550)	$(14,247)	$(19,450)
Change period-to-period	—	41.8%	—	36.5%
% of total operating revenues	7.5%	8.0%	5.6%	6.3%

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

CTC and Domashny Television Station Groups.   Depreciation and amortization expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues increased from 8.9% to 15.4% when comparing the three months ended September 30, 2006 and 2007, and from 8.0% to 10.6% when comparing the nine months ended September 30, 2006 and 2007. Depreciation and amortization expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues increased from 117.6% to 118.4% when comparing the three months ended September 30, 2006 and 2007, and decreased from 106.6% to 99.1% when comparing the nine months ended September 30, 2006 and 2007. The increase in depreciation and amortization over the periods in absolute terms was due primarily to the acquisition of new television stations.

Mostelecom, the dominant cable provider in Moscow, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our stations in Moscow were allocated access on Mostelecom’s systems as capacity was increased. In June 2007, Mostelecom approached us to discuss securing our right to continue to broadcast over connections added subsequent to the project ending in 2004 by paying a 400 ruble, one-time “connection fee”.  Included in this proposal are an estimated 270,000 households for CTC Moscow and an estimated 700,000 households for Domashny Moscow. We are still verifying the existence of these connected households and negotiating with Mostelecom to agree on the terms and the extent to which CTC and Domashny stations in Moscow would benefit from securing the right to broadcast over these new connections.  If we were to proceed as proposed, the total value of this project would be approximately $15.6 million (at exchange rates as of September 30, 2007). If and when the agreement is finalized, we will evaluate the provisions of the agreement including factors such as the contract term of the underlying agreement, the remaining technical life of Mostelecom’s cable network, and the estimated useful life of the underlying broadcast licenses to determine the potential impact on our financial statements. If we pay Mostelecom to secure these connections, our amortization expense could increase significantly in our Television Stations Groups.

Other.   Other depreciation and amortization expense consists primarily of the amortization expense of $0.5 million recorded in each of the periods under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network. These affiliation agreements will be fully amortized by August 2008.

Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Foreign currency gains (losses)	$254	$113	$1,575	$25

The functional currency of our Russian subsidiaries is the ruble. We have experienced insignificant foreign currency gains and losses during the three and nine months ended September 30, 2007 due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities.

Interest income

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Interest income	$1,316	$2,689	$1,641	$7,318

During the three and nine months ended September 30, 2007 our interest income primarily represents interest earned on our increasing cash balances.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Interest expense	$—	$—	$(1,773)	$(2)

During the three and nine months ended September 30, 2006 we incurred interest expense on loans extended by Alfa. Our interest expense decreased when comparing the three and nine months ended September 30, 2006 and 2007 as a result of full repayment of our loans with Alfa in the second quarter of 2006.

Gain on sale of businesses

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Gain on sale of businesses	$—	$—	$782	$747

In April 2006, we sold our 85% interest in two radio stations located in Perm for total consideration of $1.0 million and recognized a $0.8 million gain on the sale. In June 2007, we sold our 100% interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

Other non-operating income (losses)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Other non-operating income (losses)	$(32)	$(31)	$(111)	$848

In the second quarter of 2007, we sold a building in Omsk for total consideration of $1.8 million and recognized a $0.7 million gain on the sale.

Equity in income of investee companies

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Equity in income of investee companies	$274	$304	$1,161	$1,497

Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. Equity in income of investee companies primarily consists of income attributable to our interests in the station located in Kazan for the first six months of the year and in the station located in Novosibirsk.  In July 2007, we acquired the remaining 50% interest in the station located in Kazan.  Therefore, the operating results of the Kazan station will no longer be reflected in this line in future periods.

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Income tax expense	$(6,304)	$(9,097)	$(31,264)	$(39,029)

Our effective tax rate decreased from approximately 41% to approximately 33% when comparing the three months ended September 30, 2006 and 2007 and slightly increased from approximately 32% to approximately 33% when comparing the nine months ended September 30, 2006 and 2007.  The decrease in our effective tax rate during the three-month periods under review continues to reflect the decrease in non-offsettable losses arising at certain subsidiaries as a percentage of consolidated income before tax.

We do not provide for deferred taxes on the unremitted earnings of our foreign subsidiaries, except for our profitable television stations, as such earnings are generally intended to be reinvested in those operations. We are currently not able to determine the aggregate amount of the deferred tax liability for such earnings. However, the major portion of this unrecognized deferred tax liability is related to our largest Russian subsidiary, ZAO CTC Network. Presently, we intend to redeploy the unremitted earnings of ZAO CTC Network in Russia by investing in that subsidiary’s existing operations and by acquiring suitable businesses. However, if this Russian subsidiary were to make its accumulated earnings previously earmarked for acquisitions of Russian businesses available for distribution to our US parent company, we would be required to provide for deferred taxes on those undistributed earnings to the extent they are not invested in that subsidiary’s current operations, which would result in a significant increase in our effective tax rate. Currently, we estimate the amount of unrecognized deferred tax liability for such undistributed earnings of this subsidiary to be approximately $24 million as of September 30, 2007. See “Item 1A. Risk Factors—We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses”.

Income attributable to minority interest

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Income attributable to minority interest	$(761)	$(989)	$(2,774)	$(3,410)

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

Foreign currency translation adjustment

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands, except percentages)
Foreign currency translation adjustment	$2,398	$12,721	$13,425	$18,984

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

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at September 30, 2007 Compared to December 31, 2006

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $8.6 million to $15.0 million from December 31, 2006 to September 30, 2007. Of the total $6.4 million increase, approximately $3.2 million was at our Networks and $3.2 million at our Television Station Groups. Our Networks accounts receivable increased primarily as a result of the balance being seasonally low on December 31, 2006. Our Television Station Group’s accounts receivable increased due to extension of payment terms to our debtors.

Broadcasting licenses

Broadcasting licenses increased from December 31, 2006 to September 30, 2007 due to the acquisition of a 100% interest in a station in Rostov, the remaining 49% interest in a station in Samara, a 100% interest in a station in Vladivostok, the remaining 50% interest in a station in Kazan, a 51% interest in four stations in Irkutsk and a 100% interest in a station in Stavropol. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions.”

Sublicensing rights

Sublicensing rights as shown on our balance sheet decreased from December 31, 2006 to September 30, 2007 primarily due to sublicensing certain Russian mini-series to the First Channel in the first quarter of 2007 and to studio 1+1 in Ukraine in the second quarter of 2007.

Accounts Payable

Accounts payable increased primarily due to an increase in amounts due for purchases of programming rights.

Deferred revenue

Deferred revenue increased from December 31, 2006 to September 30, 2007 due to the receipt of advance payments for advertising campaigns to be placed throughout 2007.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations and the pivate placement of equity and our IPO. At September 30, 2007, we had $248.5 million in cash and cash equivalents.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2006	2007
	(in thousands)
Net cash provided by operating activities:	$77,320	$99,965
Net cash used in investing activities:	(21,312)	(34,095)
Net cash provided by (used in) financing activities:	66,798	(650)

Our cash flow from operating activities increased over the periods under review principally because of the increase in advertising revenues over these periods. Our advertising revenue amounted to $245.9 million and $296.0 million, respectively, during the nine months ended September 30, 2006 and 2007.

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $93.1 million and $115.8 million, respectively, during the nine months ended September 30, 2006 and 2007. Programming rights and sublicensing rights amortization amounted to $90.2 million and $115.7 million, respectively, during the nine months ended September 30, 2006 and 2007. We expect that in 2007, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of programming.

Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In the nine months ended September 30, 2007, we paid $6.9 million (net of cash acquired) to acquire the remaining 49% interest in a CTC station in Samara and a 100% interest in a Domashny station in Rostov. In the nine months ended September 30, 2007, we also paid $2.2 million (net of cash acquired) for the acquisition of a 100% interest in a Domashny station in Vladivostok, $3.8 million for the acquisition of a 100% interest in a Domashny station in Stavropol, $10.4 million for the acquisition of 51% interest in two CTC and two Domashny stations in Irkutsk and $9.6 million for the acquisition of the remaining 50% interest in a station in Kazan.

Cash flows from financing activities fluctuated between the periods primarily due to the receipt of $105.0 million in net proceeds from our IPO and $5.9 million from the exercise of stock options during the first nine months of 2006. During the nine months ended September 30, 2006, we borrowed $19.0 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60.4 million to fully repay our Alfa Bank borrowings. During the nine months ended September 30, 2007, we received $3.4 million from the exercise of stock options and paid $4.0 million in dividends to minority shareholders of our owned-and-operated stations.

We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as of September 30, 2007:

	Payments Due by Period
	Total	Through 2007	2008 through 2009	2010 through 2011	Thereafter

Acquisition of programming rights	$83,046	$35,135	$47,911	—	—
Acquisition of format rights	4,446	1,113	3,333	—	—
Transmission and satellite fees	32,079	1,992	15,738	14,349	—
Lease obligations(1)	7,446	671	2,893	1,422	2,460
Equipment purchase obligations	552	552	—	—	—
Total(2)	$127,569	$39,463	$69,875	$15,771	$2,460

(1)             The amounts shown exclude lease obligations that would arise upon entering into final lease agreements for the 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Office Space” for more information about our preliminary lease agreements for this office space.

(2)             FIN No. 48 liabilities in the amount of $487 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

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

September 30, 2007

(in thousands, except exchange rate information)
Cash equivalents	$139,745
Taxes reclaimable	9,415
Taxes payable	11,687
Long-term loans	220
Closing ruble/US dollar exchange rate	24.9493

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

Video International renegotiated advertising rates with advertisers to reflect the impact of the reduction in available advertising time in 2006. We also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result, we believe that the reduced amount of available advertising time did not negatively affect our results of operations in 2006 or the first nine months of 2007. In connection with the further reductions in advertising time to be effective from January 1, 2008, and, if it were to be ratified, the international convention discussed above, we do not believe we will be able to effect further reallocations of our total daily advertising time between either of our networks and our affiliate stations.  Although we expect that Video International will be able to negotiate advertising price increases in connection with these further reductions in advertising time, we cannot guarantee that any such increases will be sufficient to compensate for the loss in advertising time. If the price increases are not sufficient, the further reductions in advertising time will have a material adverse affect on our revenues and results of operations.

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

We generate substantially all our revenues from the sale of free-to-air television advertising in Russia, which constituted approximately 47% of all advertising expenditures in Russia in 2005 and 49% in 2006, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in CTC Network’s target demographic. Continued decline in the appeal of television generally and in particular, our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium which, in turn, could have a material adverse effect on our results of operations.

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

Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, Video International will, under the terms of the new CTC Network agreement that is effective January 1, 2008, guarantee the payment of any unpaid debt of advertising clients to the extent that such debt either has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC Network’s gross advertising revenues for the year.  Under the terms of the new Television Station Group agreements that became effective as of April 1, 2007, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station’s advertising sales for such month.  This guarantee is not applicable in the event of a material downturn in the Russian economy. If Video International were to sell to non-creditworthy customers and fail to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

Early termination of our agreements with Video international, their inability or failure to continue to forward advertising fees to us, their failure to achieve targeted levels of advertising sales for our networks and our owned-and-operated stations and any other disruption in our relationship with Video International would likely have a material adverse effect on our business, financial condition and results of operations. Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations since the beginning of 2007. Although we have agreed lower variable commission rates from April 1, 2007 for their failure to meet these expectations, those lower commission rates lapse at the end of the year and, under our current agreement with Video International, the fixed commission rate of 15% will be re-instated in 2008. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected.  For more information on our agreements with Video International, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International”.

We are seeking opportunities to acquire other stations, networks, content providers and other complementary media companies, and our failure to identify suitable targets will impede our growth strategy and we may encounter difficulties integrating acquired business if we are successful in completing acquisitions.

A significant part of our growth strategy is the acquisition of other stations, networks, content providers and other complementary media companies.  We recently entered into a binding term sheet to acquire a majority financial interest in Channel 31, a television broadcaster in Kazakhstan. Completion of the Channel 31 acquisition will represent an important achievement in our acquisition strategy. Our growth will suffer, however, if we are unable to further implement our acquisition strategy because we fail to identify suitable targets, are outbid by competing bidders or for any other reason.  As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds.  Given financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

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

Additionally, the integration of new businesses, including Channel 31, may be difficult for a variety of reasons, including differing cultures or management styles, legal restrictions in the target’s jurisdiction, poor target records or internal controls and an inability to establish control over cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses.

Our largest Russian operating subsidiary, ZAO CTC Network, has significant accumulated earnings that have not been distributed to our US parent company.  If we are unable to deploy these accumulated earnings in Russia by acquiring suitable businesses or reinvesting in that subsidiary’s current operations, US generally accepted accounting principles require us to record a charge to our earnings representing the taxes that we would be required to pay if this subsidiary were to dividend these accumulated earnings to our US parent company, even if such dividends were not actually declared and paid.  We do not currently record provisions for taxes on the undistributed earnings of this subsidiary, as we currently expect to use these funds for future acquisitions of Russian businesses and reinvestment in the subsidiary’s current operations.  However, a significant portion of these accumulated earnings might become available for distribution to our US parent company if we are unable to execute this subsidiary’s acquisition plans.

As of September 30, 2007, if this Russian subsidiary were to make 50% of its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $12 million.  If this Russian subsidiary were to make all its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $24 million.  The actual amount of the charge, if any, depends on the extent to which we are able to reinvest these accumulated earnings in Russia and several other factors, such as the extent to which we can utilize foreign tax credits to offset the resulting tax liability.

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

The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 resulted in extensive delays in the renewal of expiring and expired licenses for all broadcasters. Of our more than 350 affiliates at the CTC Network (including cable television operators) as of September 30, 2007, 195, including all our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of approximately 9% had expired and are being extended or modified as of September 30, 2007, and approximately 12% will expire by the end of 2007 including the ones that expired as of September 30, 2007. Of our more than 220 affiliates at the Domashny Network (including cable television operators) as of September 30, 2007, 45, including our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of two independent affiliates had expired and were being renewed as of September 30, 2007, and an additional one license expires before the end of 2007.

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

In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960’s, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom’s systems where capacity was increased. Both CTC and Domashny are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we currently have no legal or contractual guarantee that Mostelecom will continue to carry our signals. In June 2007, Mostelecom approached us to discuss securing our right to continue to broadcast over connections added subsequent to the project ending in 2004 by paying a one-time “connection fee” per household.  We are still verifying the existence of these connected households and negotiating with Mostelecom to agree on the terms and the extent to which our CTC and Domashny stations in Moscow would benefit from securing the right to broadcast over these new connections. A similar technical system is in place in St. Petersburg, operated by the local provider; there, too, we currently have no binding contractual right of access to the system.

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

Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than CTC and Domashny, and we believe also benefits from free signal transmission. Channel One had an average audience share of 20.3% during the nine months ended September 30, 2007, while Rossiya’s was 17.5% and NTV’s was 13.7%. During the same period, CTC’s average audience share was 9.0%.  We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

As we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

In addition to competing with other free-to-air broadcasters, we compete with pay television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. On a relative basis, the pay television market in Russia is smaller than in the United States and Western European countries. In other countries, such as the United States, growth in pay television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. Audience share for Russian pay television is, however, increasing. If pay television services continue to grow their customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2007 we had contractual commitments for the acquisition of approximately $35.1 million in programming rights through the end of 2007 and an additional $47.9 million in 2008-2009. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

Sixteen of our 29 owned-and-operated stations that are currently broadcasting our networks’ signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining 13 owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

DTV broadcasts a mix of entertainment programming that is similar to the programming on CTC. Its audience share for 2006 and the nine months ended September 30, 2007 was 1.7% and 1.9%, respectively. We have a non-competition agreement with MTG pursuant to which it has agreed that it will not compete with us in the area of free-to-air television in Russia and certain other CIS countries, other than through DTV, and agreeing to certain restrictions on DTV’s activities in Russia. Nevertheless, MTG’s ownership of one of our competitors may result in conflicts of interest among MTG, us and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

Loss of key personnel could affect our growth and future success.

We believe that our growth and our future success will depend in large part upon our ability to continue to retain our Chief Executive Officer and to attract and retain other highly skilled senior management, finance and marketing personnel. The competition for qualified personnel in Russia who are familiar with the television industry in Russia and/or who are knowledgeable about US accounting and legal practices is intense. Nilesh Lakhani has announced that he will be stepping down as our Chief Financial Officer (CFO) to pursue other professional opportunities. Mr. Lakhani will remain our CFO until a successor is named, or through the end of 2007. We are currently engaged in an executive search to secure a successor. Although we have identified, and are in advanced discussions with, a replacement for our current CFO, we can provide no assurance that we will have retained a permanent replacement for him by December 31, 2007. In addition to retaining a new CFO, we may encounter particular difficulty in hiring and/or retaining appropriate financial staff in Russia needed to enable us to comply with the internal controls requirements under the Sarbanes-Oxley Act and related regulations. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

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

The value of the Russian ruble has risen generally against the US dollar in recent years. During the nine month period ended September 30, 2007, the ruble appreciated approximately 5.8% against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

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

Media businesses can be particularly vulnerable to politically motivated actions, in particular ahead of national elections such as the Duma and the presidential election scheduled for December 2007 and March 2008, respectively. NTV, TV-6 and TVS have all experienced what some would characterize as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer ‘‘hard’’ news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 19% of our independent affiliates, as well as one of our owned-and-operated stations that carry the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, a group of any of our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

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

There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. Of our $248.5 million cash balance as of September 30, 2007, we held cash with a dollar-equivalent value of $159.2 million in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, we held $19.5 million in dollar-denominated accounts and rubles with a dollar-equivalent value of $139.7 million in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. Another banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

Our tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period. We have at times accrued substantial amounts for contingent tax liabilities, a substantial portion of which accruals we have reversed as contingencies have been resolved favorably or changes in circumstances have occurred. The amounts currently accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. We have also identified tax contingencies of up to approximately $4.2 million for which we have not provided an accrual. Such unaccrued tax contingencies could materialize and require us to pay additional amounts of tax.

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

Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of October 15, 2007, approximately 30% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

As of October 15, 2007, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of over 70% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

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

Of the $105.0 million of net IPO proceeds to us, we have used $22.0 million to repay short-term loans from Alfa Bank, $24.9 million for acquisition of television stations, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Item 6.                          Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a.)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.

By:	/s/ NILESH LAKHANI
Nilesh Lakhani Chief Financial Officer
Date: October 30, 2007

CTC MEDIA, INC.

By:	/s/ JOHN DOWDY
John Dowdy Chief Accounting Officer
Date: October 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a.)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.