Form 10-K
period 2007-12-31
CTC Media, Inc.
filed 2008-02-29
CIK 1354513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-1869211 (I.R.S. Employer Identification No.)
Pravda Street, 15A 125124 Moscow, Russia (Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: +7-495-785-6333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Market on such date, was $1,415,161,563. The registrant has no non-voting stock.

          There were 152,124,096 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13 and 14 of Part III have been omitted from this report, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2007, a definitive proxy statement for our annual meeting of stockholders to be held on April 24, 2008. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this report.

Special Note About Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference herein that are not based on historical information are "forward-looking statements". Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan," "could," "estimate," "intend," "may," "should," "will," and "would" or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding growth of the Russian television advertising market and of our audience and market shares and our ability to execute on our growth strategy, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in "Item 1A. Risk Factors". For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media's future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Operating and Industry Data

        All audience share, ratings, coverage and technical penetration data included in this Annual Report on Form 10-K are provided by TNS Gallup Media, which operates the standard audience share measurement system currently used by all major broadcasting and advertising professionals in Russia. All Russian advertising market size and market share data included herein has been publicly reported by the Association of Communications Agencies of Russia, or AKAR. We understand that Video International is the source of all television advertising market data reported by AKAR. We believe that Video International is regarded as the most reliable source of information on this market.

PART I

Item 1.    Business.

Overview

        We operate the CTC Network, a Russian television network offering entertainment programming targeted at 6-54 year-old viewers, and the Domashny, or "Home" Network, a Russian television network principally targeted at 25-60 year-old women. As of the date of this Annual Report on Form 10-K, the CTC Network's signal is carried by more than 350 television stations and local cable operators, which include 19 of our owned-and-operated stations and 23 unmanned repeater transmitters. Approximately 100 million people are within the coverage of CTC's signal. Domashny's signal is carried by over 230 television stations and local cable operators, including 13 owned-and-operated stations and nine unmanned repeater stations. Approximately 63 million people are within the coverage of Domashny's signal.

        We generate substantially all of our revenues from the sale of television advertising. In 2007, our share of the total Russian television advertising market was approximately 14%. The CTC Network's average overall audience share was 9.0% and its average audience share in its target demographic was 11.3%, making CTC the fourth-most watched broadcaster in Russia. Domashny's average overall audience share for 2007 was 2.0%, and its average audience share in its target demographic was 2.4%.

        We commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from our center in Moscow. Domashny, our second national network, was launched in March 2005 following our acquisition in 2004 of four affiliated television stations in Moscow, St. Petersburg, Perm and Kazan.

        While the operation of our television networks in Russia represents the core of our business, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses. On February 29, 2008, we acquired an interest in Kazakh television broadcaster, Channel 31. The Channel 31 transaction represents a significant opportunity to effectively leverage our management and programming resources in an adjacent Russian speaking market, a key part of our growth strategy. In addition, in December 2007, we entered into definitive share purchase agreements to acquire two Russian production companies, Costafilm LLC and Soho Media LLC. We expect to complete these acquisitions in March 2008. These acquisitions, if completed, will provide the platform from which we will build our proprietary content library. These completed and pending acquisitions are described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions;—Pending Acquisitions".

Our Business

        We have modeled our business on the major U.S. broadcast television networks. We manage our network programming centrally, own and operate stations in strategic cities and expand our broadcast coverage through agreements with independent affiliates and by means of unmanned repeater transmitters in smaller markets, which allows us to enhance our coverage without incurring incremental infrastructure costs. In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Our networks' management is responsible for our programming, marketing and promotion for both CTC and Domashny, as well as relations with our independent affiliates and with our advertising sales house.

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

  •
  schedule according to a well-researched "daypart" strategy, focusing on discrete parts of the day that have distinctive viewing characteristics;

  •
  create "appointment viewing"—where a regularly scheduled program has such a strong appeal that viewers set aside a specific time period to view it; and

  •
  adapt our broadcast schedule to reflect seasonal variations in viewing habits.

        Entertainment focus.    From our inception, our focus has been on entertainment. We seek to capture a dynamic, youthful audience by offering a range of entertainment programs suited to particular time slots, including original Russian series and shows, recent and classic Russian and Soviet films, popular foreign series and films, and animation. Although we broadcast entertainment and celebrity news on our national networks, we do not broadcast national "hard" news, commentary or analysis.

        Advertising sales.    Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertiser or advertising agency will typically place with Video International, our sales house, either a "fixed placement," an amount of advertising placed on a specific broadcaster and time slot by reference to the GRPs estimated by Video International to be delivered by that broadcaster during that time slot, or a "floating placement," an amount of advertising placed at Video International's discretion at a time that will deliver the total number of agreed GRPs.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on the specific ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of GRPs achieved in our target audience, the 6-54 demographic, and places Domashny's advertising on the basis of ratings in Domashny's target audience, 25-60 year-old women.

        We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, as well as through the sale of sponsorships of our programming and sublicensing of programming. Historically, our owned-and-operated stations sold their local advertising principally through their own sales forces. However, since January 2006, Video International has placed local advertising on behalf of substantially all of our owned-and-operated stations.

  Role of Video International

        In Russia, virtually all national television advertising has historically been sold through so-called "sales houses"—intermediaries between the television broadcasters and the advertisers and advertising agencies—which receive commissions on the sales. We have agreements with one of the two primary sales houses, Video International, to sell national advertising on both CTC and Domashny. We also have an agreement with Video International to sell local advertising for substantially all of our owned-and-operated stations. For more details of these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

        Demographic targets.    Although we seek to maximize our audience share on the CTC Network among the entire viewing population (considered to be those age 4 and older, or "4+"), we focus principally on viewers in the 6-54 age group and have particularly strong appeal to younger audiences. We believe that in Russia, as in more mature advertising markets, the 6-54 age group is the demographic group most in demand by television advertisers. This group generally has the most disposable income and, we believe, is the most responsive to advertising. Viewers in the 55+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income.

        Among both children and teenagers, CTC is one of the top two broadcasters in most applicable time slots. Although these younger demographic groups are not currently the principal targets of advertisers in Russia, we believe they will be of increasing importance, both as consumers themselves and because of their influence on their parents' purchasing decisions. In addition, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood.

        Our target audience for the Domashny Network is women aged 25-60. We believe that this focus limits overlap between the target viewers of Domashny and CTC. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        Optimal mix of Russian and international programming.    During 2007, approximately 22% of the content we broadcast on CTC consisted of Russian series, 10% consisted of Russian shows that were developed specifically for CTC, 30% consisted of foreign movies, 22% consisted of foreign series, 14% consisted of animation and 2% consisted of other types of programming such as documentaries. Reflecting the higher cost of original programming, our original Russian series and shows accounted for approximately 60% of our amortized programming costs in 2007, while foreign movies accounted for 27%, foreign series for 5%, animation for 3% and other programming for 5%.

        For Domashny, during 2007 approximately 26% of the content we broadcast was Russian programming developed specifically for Domashny, a further 17% consisted of movies (predominantly Russian Soviet-era films and Hollywood classics), 47% consisted of foreign series, and 10% consisted of other types of programming.

        As of December 31, 2007, we had contractual programming rights for approximately 10,200 hours of programming, including approximately 1,900 hours of Russian series, 5,000 hours of foreign series, 1,400 hours of foreign movies, 500 hours of Russian movies, 100 hours of Russian shows and 1,300 hours of animation. We generally acquire the rights to classic Soviet movies and contemporary Russian movies shortly in advance of broadcast and do not have substantial advance contractual rights to such programming.

        Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers on both CTC and Domashny. We have historically developed original individual programs and long-running series, including dramas, sitcoms and game shows, with production companies located in Russia and Ukraine—sometimes in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market. For example, we have entered into licensing and production agreements with Sony Pictures Television and AMedia Group, a Russian production house, for a number of series produced exclusively for the CTC Network.

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. In conjunction with production houses such as AMedia Group, we are able to leverage existing production facilities and expertise to cost effectively produce targeted original programming based on such formats.

        A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor's writers to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. We then work with a production company that undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process.

        We have also entered into license agreements with Russian studios and distributors for the rights to broadcast recent Russian made-for-cinema films.

        While we will continue to work with third party production companies to produce Russian programming, our acquisition of the Costafilm and Soho Media production companies, if completed, will provide us with in-house capabilities to produce a portion of the Russian programming broadcast on our CTC Network and some of the Russian shows broadcast on the Domashny network. We expect to complete these acquisitions in March 2008.

        International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We translate and dub foreign programming into Russian using both our own translators and contract translators.

        We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney (Buena Vista International), Paramount, Universal, Warner Brothers and MGM. These contracts give us the right to broadcast a broad range of feature films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC in the UK and TF1 in France Licensing agreements with Russian distributors have also become significant to us in recent years.

        Cost-effective programming.    Although we will own the programming produced for us by production companies we are currently in the process of acquiring, we have not historically owned our programming or maintained a program library of owned titles. Instead, we have licensed and, with respect to programming produced by third party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows—for example, bundling less popular titles with titles that are expected to be particularly successful. In addition, to date some distributors have agreed to arrangements pursuant to which two or more broadcasters in Russia may "share" the rights to multiple showings of certain movies or shows at different times, resulting in lower licensing costs for each broadcaster. For example, our agreement with Sony permits us to sublicense programming rights to certain channels in Russia. We have entered into such agreements with Channel One, pursuant to which we "share" with Channel One the rights to multiple runs of certain programming available under the agreement, primarily blockbuster movies. By sharing programming rights, the cost to us of these rights is materially reduced.

        Programming format and schedule.    We follow a "daypart" format on both our networks and have designed our broadcast schedules in a manner similar to that of a US television network. We research, map and analyze our audience flow and incorporate the results into our program acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer characteristics and preferences.

        One of the goals of our programming strategy is to create "appointment viewing" by broadcasting programs with strong drawing power, promoting them, and scheduling them at consistent, easy-to-remember times. We believe that this strategy can create a habit among viewers over time that may generate consistently high audience levels. This "western"-style format was entirely new to Russia (with the exception of the daily government news program) when we introduced it on CTC, and we believe it has now been adopted by many of our competitors.

        CTC Network.    Our programming strategy for CTC focuses on entertainment and an optimal mix between Russian production and international programming of interest to our target viewers. We seek to schedule relatively expensive programming for broadcast during time slots with higher viewership. We seek to adjust our weekend schedules appropriately to reflect our viewers' schedules.

        Domashny Network.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting women viewers. Approximately 26% of programming broadcast on the Domashny Network in 2007 was original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking programs and similarly formatted programs. Such shows are designed to appeal to the network's target audience and are typically less expensive to produce than original drama series or sitcoms.

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

        Channel One, Rossiya and NTV broadcast more expensive and popular programming during the month of January, which increases their audience shares at the expense of their competitors, including CTC and Domashny. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

  Audience share and ratings

        Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching CTC or Domashny) and ratings (the percentage of the total population that is watching CTC or Domashny at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors' programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

        Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Gallup Media. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia.

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Currently, Peoplemeters are installed in a panel of 65 cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents (according to Federal State Statistics Services data for 2007 census), which together account for approximately 48% of the total population of Russia. Because of the relative lack of affluence in smaller communities—and consequently very different consumer habits—we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000.

        The CTC Network signal is currently broadcast in each of the 65 panel cities. The Domashny Network signal is currently broadcast in 49 of the 65 panel cities. TNS Gallup Media reported that, in 2007, 87.4% of households located in cities of more than 100,000 residents had the technical ability to receive the CTC Network broadcast signal, and 64.8% had the ability to receive the Domashny Network signal.

        CTC Network.    In 2007, the overall average audience share of CTC was 9.0% compared to 10.4% in 2006. CTC has been the fourth most-watched broadcaster in Russia for four consecutive years. Prior to 2003, the top six television broadcasters in Russia could be classified into two groupings according to audience shares—with Channel One, Rossiya and NTV in the top tier, and CTC, REN-TV and TNT in the second tier. Since 2003 these broadcasters have fallen into three pairs by audience shares—with Channel One and Rossiya in the top tier, NTV and CTC in the middle tier, and REN-TV and TNT in the bottom tier. We believe that our strong positioning reflects our success in promoting the CTC network and in licensing and developing attractive programming, and represents a fundamental realignment of the top of the Russian broadcasting market. The table below presents a comparison of CTC's average audience shares for 2003 through 2007 with those of its major competitors:

Average Audience Shares of the
Major National Networks and Channels, 2003-2007

	2003	2004	2005	2006	2007
Channel One	25.6%	25.8%	23.0%	21.3%	21.2%
Rossiya	19.4	19.9	22.7	19.5	17.1
NTV	13.2	11.9	11.1	12.8	13.9
CTC	9.2	9.8	10.3	10.4	9.0
TNT	5.2	6.7	6.7	6.0	6.7
REN-TV	5.4	5.2	5.0	4.2	4.3

        Within CTC's principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 11.3% in 2007 and 12.9% in both 2005 and 2006. In its target audience, CTC also had the forth-largest audience share in Russia in 2007, after Channel One, Rossiya and NTV.

CTC Audience Shares in Key Demographic Groups,
2003-2007

Age Range	2003	2004	2005	2006	2007
4/6+	9.2%	9.8%	10.3%	10.4%	9.0%
6-54	11.2	12.0	12.9	12.9	11.3

        Domashny Network.    The overall average audience share of Domashny in 2007 was 2.0%, compared to 1.4% in 2006. Within Domashny's principal target audience, 25-60 year-old women, Domashny had an average audience share of 2.4% in 2007, compared to 1.7% in 2006.

  Principal network television advertisers

        In 2007, approximately 200 advertisers purchased national advertising on CTC and/or Domashny. Of these, our 80 key clients generated approximately 90% of our national advertising revenues. The top ten advertisers, in the aggregate, represented approximately 35% of our total national advertising revenues for the two networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

        We have experienced shifts in the types of advertisers placing national advertising over the past several years, which we believe reflects shifts in the broader market as new types of companies, such as mobile phone providers, have initiated or expanded their advertising on television. Certain advertising sectors, such as financial services, that typically purchase a substantial proportion of total television advertising in more developed markets do not currently place significant amounts of advertising on Russian television.

  Marketing and promotion

        Our marketing team promotes awareness of both CTC and Domashny among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, new shows, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, print advertisements and outdoor media. We have a small on-site studio and an editing system for producing on-air promotional segments. We have pioneered the use in Russia of "western" television promotion techniques, such as the use of a contact management system and on-air promotions.

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

  Transmission

        From our headquarters in Moscow, CTC and Domashny send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across 11 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems, one of which is owned by the Russian Satellite Communications Company, a state-owned company, and another by Gazcom, an affiliate of state-controlled Gazprom. We also have an agreement with a third back-up satellite facility owned by GTSS. In the event of the loss of service of any one of these satellite systems, the remaining systems will continue to deliver our signal to between 62% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

  Distribution

        Our signals are broadcast by the owned-and-operated stations in our Television Station Groups, our independent affiliate stations and local cable operators, and unmanned repeater transmitters.

        Television Station Groups.    We own and operate stations in significant markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations comprise our CTC and Domashny Television Station Groups. Our CTC Television Station Group includes 19 owned-and-operated stations that are currently broadcasting our signal, and our Domashny Television Station Group includes 13 such stations. Like our independent affiliates, our owned-and-operated stations broadcast programming received by satellite from the CTC Network or the Domashny Network, including national advertising. In addition, they earn revenues by selling local advertising, which is broadcast during designated windows.

        We believe that our owned-and-operated stations are strategically positioned to capture Russia's largest local markets and secure our position in key cities where audiences are measured. These stations serve as the backbone of our networks' operations by ensuring that our program schedules, generally in their entirety, along with our national advertising and promotional announcements are telecast with the highest quality to the audiences in Russia's principal television markets.

        Although historically we found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations, our general strategy now is typically to seek majority control of the stations we acquire or establish. We are either the sole or majority shareholder of all but one of our Russian owned-and-operated stations.

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

        The table below presents information on each of the stations in our CTC Television Station Group:

CTC Television Station Group
Owned-and-Operated Stations

Station Name	Our Ownership	Year Station Acquired or Founded by CTC Media	Signal Broadcast
CTC-St. Petersburg	80%	1991	CTC
CTC-Moscow	100	1995	CTC
CTC-Kazan	100	1995	CTC
CTC-Perm	85	1995	CTC
CTC-Omsk	84	1996	CTC
CTC-Samara	100	1996	CTC
CTC-Vladivostok	74	1998	CTC
CTC-Nizhny Novgorod	100	2002	CTC
CTC-Volgograd	100	2002	CTC
CTC-Voronezh	90	2002	CTC
CTC-Balakovo(1)	50	2003	CTC
CTC-Ekaterinburg	51	2003	CTC
CTC-Rostov-on-Don	51	2003	CTC
CTC-Tver	100	2003	CTC
CTC-Ufa	100	2003	CTC
CTC-Novosibirsk(1)	50	2005	CTC
CTC-Barnaul	51	2006	CTC
CTC-Irkutsk and region	51	2007	CTC
CTC-Ussuriysk	100	2007	CTC

    (1)
    Not consolidated.

        The table below presents information on each of the stations in our Domashny Television Station Group:

Domashny Television Station Group
Owned-and-Operated Stations

Station Name	Our Ownership	Year Station Acquired or Founded by CTC Media	Signal Broadcast
Domashny-Moscow	99.99%	2004	Domashny
Domashny-St. Petersburg	100	2004	Domashny
Domashny-Kazan	52	2004	Domashny
Domashny-Perm	100	2004	Domashny
Domashny-Voronezh	100	2005	Domashny
Domashny-Kemerovo	100	2006	Domashny
Domashny-Barnaul	51	2006	Domashny
Domashny-Samara	100	2006	Domashny
Domashny-Rostov-on-Don	100	2007	Domashny
Domashny-Vladivostok	100	2007	Domashny
Domashny-Irkutsk	51	2007	Domashny
Domashny-Bratsk	51	2007	Domashny
Domashny-Stavropol	100	2007	Domashny

        Our largest owned-and-operated stations are those in Russia's two largest cities, Moscow and St. Petersburg. We believe that these stations for our CTC Network have been successful in capturing advertising market shares substantially greater than their audience shares, in part because the national channels, Channel One, Rossiya and NTV, which constitute three of our principal competitors, place less emphasis on local advertising. We believe that these cities are key advertising markets because their residents have substantially higher average incomes than residents in the rest of Russia.

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our networks' programming and national advertising. The CTC Network currently has approximately 315 independent affiliates and the Domashny Network currently has over 210. Approximately 50% of CTC's independent affiliates have signed written agreements with us that generally require them to broadcast the CTC signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding. Approximately 20% of Domashny's affiliates have signed written agreements with us, with the remainder generally governed by letters of understanding.

        We have no ownership interest in our independent affiliates. These independent affiliates benefit from the CTC and Domashny brands and content in selling their own local advertising, and provide us with a leveraged means of extending the coverage of our two networks.

        CTC and Domashny grant each affiliate a non-exclusive right within its territory to broadcast the network signal, including all national advertising aired by the network. Affiliates are required to broadcast the network signal, except during four half-hour "local" time blocks per day and designated local advertising windows throughout each time slot during the day. The affiliates have the right to fill the four local time blocks with their own or licensed content, as well as with local advertising and announcements. Alternatively, the affiliates may continue to broadcast network programming during these periods. We encourage them to broadcast the network signal during the entire day (other than in local advertising windows) in order to ensure that the programming that is broadcast appeals to our target audiences. Our affiliates do not pay any fees to us for access to our network programming, but earn revenues from the sale of local advertising. We do not pay any fees to our affiliates.

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

        Broadcast licenses in Russia are typically issued for a period of five years. At CTC Network, of our more than approximately 350 affiliates (including cable television operators) as of December 31, 2007, 181, including all our owned-and-operated stations and unmanned repeater transmitters, consisted of local stations operating on the basis of broadcast licenses. The remainder, which were primarily local cable networks, operated without broadcast licenses. Of the 181 CTC affiliate stations, the licenses of approximately 8% had expired as of December 31, 2007 and are being extended or modified, an additional 26% expire before the end of 2008, 6% expire before the end of 2009, 24% expire before the end of 2010, 18% expire before the end of 2011 and 18% expire before the end of 2012. See "Item 1A. Risk Factors—The inability of our affiliates to renew existing licenses upon expiration of their terms could also result in the loss of audience share." We believe that expired licenses have not yet been renewed primarily due to delays in processing renewal applications by the issuing authorities and expect that these affiliates will be able to renew their broadcasting licenses in due course, but can provide no assurance that they will be successful in doing so. Some of the local cable operators that broadcast our networks may not possess all required licenses.

        Unmanned repeater transmitters.    In certain smaller markets where establishing a station is not currently economical, we have installed unmanned repeater transmitters. These transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. We currently have 23 operating repeaters broadcasting the CTC Network and nine repeaters broadcasting the Domashny Network. We anticipate that we will, over time, install additional repeaters and convert some repeaters to owned-and-operated stations, making use of the license initially obtained for the repeater to expand operations in that locality.

Competition

        The Russian television business is highly competitive. We compete with other broadcasters and other forms of media for advertising spending, and we compete with other broadcasters for audience share, programming rights, affiliate stations and broadcast frequencies (in particular, stronger VHF frequencies in key markets). As competition for advertising expenditures increases, we anticipate a corresponding increase in competition among broadcasters for the rights to the most popular Russian and foreign programs.

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

  Television broadcasters

        On a national level, CTC competes directly with the other national networks and channels, Channel One, Rossiya, NTV, REN-TV and TNT. Though Domashny does not currently have direct competitors that focus exclusively on its target audience, it competes for advertising sales generally with the other thematic channels and smaller networks such as DTV, MTV, TV-3 and TVC and also competes with the national broadcast networks and channels for viewers within its target demographic group. In local television markets, we also compete with a multitude of stations. We compete to a more limited extent with pay television services, which are currently relatively undeveloped in Russia.

        We believe that our network model will allow us to continue to compete effectively in the Russian television market. Our network structure, in contrast to a channel structure, allows us to use independent affiliates to increase our broadcast coverage without incurring additional transmission costs. In addition, our owned-and-operated stations allow us to capture a portion of the local advertising market that some of our national competitors have not captured using their channel strategy. Moreover, we believe that, as the Russian television advertising market continues to mature, our strategy of targeting 6-54 year-old viewers for CTC and of focusing on the targeted audience of Domashny will increase our shares of the television advertising market relative to our audience shares.

        The table below provides certain key statistics about CTC and its major television competitors:

				Average audience share
	Technical penetration	Principal target audience (age)(1)
			Ownership	2006	2007
Channel One	99.1%	All 18+	51% state	21.3%	21.2%
Rossiya	98.1	All 18+	100% state	19.5	17.1
NTV	93.9	18-45	50+% Gazprom Media(2)	12.8	13.9
CTC	87.4	6-54	100% private	10.4	9.0
TNT	83.5	18-45	50+% Gazprom Media(2)	6.0	6.7
REN-TV	78.3	18-45	100% private(3)	4.2	4.3

(1)
CTC Media estimates.

(2)
Gazprom Media is an indirect subsidiary of Gazprom, the state-controlled natural gas and oil company.

(3)
REN-TV is 52.5% owned by Russia Bank, 30% by the RTL Group, 8.75% by Severstal, and 8.75% by Surgutneftegaz. The RTL Group is a subsidiary of Bertelsmann AG.

        The table below provides certain key statistics about Domashny and its major television competitors:

					Average audience share
	Technical penetration	Principal target audience (age)(1)
				Ownership	2006	2007
TVC	69.1%	18-54		99.2% City of Moscow	2.6%	2.9%
TV-3	64.5	18-54		100% private(2)	2.3	2.2
DTV	54.4	6-54		100% private(3)	1.7	1.9
Domashny	64.8	25-60 (women	)	100% private	1.4	2.0
MTV	55.6	11-34		100% private(2)	1.1	1.0

(1)
CTC Media estimates.

(2)
TV-3 and MTV are wholly owned by Prof-Media, a Russian media holding company.

(3)
DTV is wholly owned by MTG Broadcasting AB. See "Item 1A. Risk Factors—One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours."

  Principal competitors

        To date, CTC's primary competitors have been networks and channels owned by the state as well as NTV, controlled by state-controlled Gazprom Media. With large direct and indirect government subsidies, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

        Channel One.    Channel One, the formerly 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One's schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series; foreign-produced programming, including blockbuster movies; game shows; and major sporting events, such as major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the "First Channel" in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters. As a result of its broadcast coverage and channel model, however, we believe that Channel One's transmission expenditures are substantially greater than ours.

        Rossiya.    Rossiya, the state-owned television channel, is the second largest television broadcaster in Russia in terms of audience share. Following the partial privatization of Channel One, Rossiya is one of the few remaining 100% state-owned channel in Russia. Rossiya remains a primary source of government-sponsored news and information programs. Rossiya's programming schedule includes the channel's trademark program Vesti (News); political programs; a variety of Russian-produced series and made-for-television films; talk and game shows; documentaries; some foreign-produced programming, including blockbuster movies; and major sports programming. The channel was also one of the first Russian broadcasters to attempt its own large-scale television film production. We believe that, as with Channel One, Rossiya's transmission expenditures are substantially greater than ours because of its channel model and the extent of its broadcast coverage.

        NTV.    NTV's programming consists of information and entertainment programming, with a major emphasis on news, documentaries and Russian series and shows. Gazprom Media, part of the state-controlled Gazprom natural gas and oil company, owns a controlling interest in NTV.

        TNT.    TNT produces a large proportion of its own programming and, as a result, broadcasts primarily Russian-produced programming, including entertainment, talk shows, sitcoms, comedy shows and children's programming. Like NTV, TNT's principal shareholder is Gazprom Media. In 2007, with an average share of 6.7%, TNT was the fifth largest television broadcaster in Russia in terms of audience share.

        REN-TV.    REN-TV broadcasts news and analytical programs, documentaries, entertainment programs, sport news, major sporting events, popular foreign series and Hollywood movies. Like TNT, REN-TV produces a large percentage of its own programming. With an average audience share of 4.3%, REN-TV was the sixth largest television broadcaster in Russia in terms of audience share in 2007.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2007, there were a total of 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC and/or Domashny:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2007
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	69.1	2.9
TV-3	1998	Foreign programming, primarily movies and documentaries	64.5	2.2
DTV(1)	2002	Mix of entertainment programming	54.4	1.9

(1)
See "Item 1A. Risk Factors—One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours."

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers and through contracts with production houses for our ability to broadcast content.

        We have registered trademarks for the "CTC" name and logo in the Russian Federation. We have applied in the Russian Federation for trademarks for the "CTC Media" and "Domashny" names and logos.

Employees

        The following table sets forth the number of our employees as of December 31, 2007, and a breakdown by function.

	Corporate	Networks	Television Station Groups	Total
Technical	—	41	131	172
Programming	—	66	111	177
Production	—	16	159	175
Sales	—	19	65	84
Marketing	—	65	42	107
Distribution	—	14	7	21
Repeaters group		—	8	8
Administration	43	98	281	422

Total employees	43	319	804	1,166

Financial Information by Operating Segment

        For financial information by operating segment, see Item 8, Note 16, "Segment Information".

AVAILABLE INFORMATION

        We file reports, proxy statements and other documents with the Securities and Exchange Commission, which are available on the SEC's Internet site at http://www.sec.gov. You may also read and copy any document we file at the SEC offices at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room.

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

        The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two "hit" series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that "hit" series is discontinued or loses popularity. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

        We rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to deteriorate or if it were to fail to sell advertising on our behalf effectively.

        National television advertising in Russia is generally not placed directly with broadcasters. Instead, two "sales houses," Video International and NTV Media, a sales house affiliated with the television channel NTV (one of our principal competitors), control the placement of most national television advertising in Russia, with a third sales house placing advertising for several smaller channels. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups.

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2006 and 2007. We have separate agreements with Video International that run through December 2012 and 2009 for CTC and Domashny, respectively, and 2010 for our Television Station Groups. These agreements are generally terminable upon 180 days' notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to their scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

        Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of GRPs expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, under the terms of the CTC and Domashny Network agreements Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt either has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy. If Video International were to sell to non-creditworthy customers and fail to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

        The Russian Federal Anti-monopoly Service has publicly indicated on several occasions in the past, including in 2006, that it intends to regulate Video International as a monopoly with a dominant market position or to require the establishment of a public exchange for the sale of advertising; we are not aware of any specific plans to initiate any such efforts at any particular time. If the Federal Anti-monopoly Service were to do so, under applicable anti-monopoly legislation it could impose various restrictions on Video International and its activities, including forced divestitures of companies within the group. Such actions by the Federal Anti-monopoly Service, if implemented, could disrupt Video International's ability to effectively place our advertising, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

        Early termination of our agreements with Video International, their inability or failure to continue to forward advertising fees to us, their failure to achieve targeted levels of advertising sales for our networks and our owned-and-operated stations and any other disruption in our relationship with Video International would likely have a material adverse effect on our business, financial condition and results of operations. Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations since the beginning of 2007. Although we agreed lower variable commission rates from April 1 through December 31, 2007 for their failure to meet these expectations, those lower commission rates lapsed at the end of the year and the fixed commission rate of 15% was re-instated as of January 1, 2008. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected. For more information on our agreements with Video International, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International".

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

        A change in Russian law further limiting the amount of advertising time permitted on television could materially adversely affect our results of operations.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we believe that the reduction in the amount of available advertising time did not negatively affect our results of operations in 2006 or 2007 and we do not believe it will negatively affect our results of operations in 2008. If legislation were to be introduced to further limit the amount of available advertising time, we cannot guarantee that increases in advertising prices, if any, or any steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time. In particular, Russia has signed an international convention that, if ratified by the Russian parliament, would further limit the amount of advertising that could be broadcast during feature films. Alexander Rodnyansky, our chief executive officer, has stated in interviews that this convention, if ratified, could significantly reduce the revenues that we are able to generate from the broadcast of feature films. If legislation implementing the convention were to be adopted or if other legislation were to be adopted further limiting available advertising time, our results of operations could be materially adversely affected.

        If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

        We generate substantially all our revenues from the sale of free-to-air television advertising in Russia, which constituted approximately 49% of all advertising expenditures in Russia in 2006 and 50% in 2007, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in CTC Network's target demographic. Continued decline in the appeal of television generally and in particular, our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium which, in turn, could have a material adverse effect on our results of operations.

        We are seeking opportunities to acquire other stations, networks, production companies and other complementary media companies. Our failure to identify suitable targets will impede our growth strategy, and we may encounter difficulties integrating any successfully acquired business.

        A significant part of our growth strategy is the acquisition of other stations, networks, production companies and other complementary media companies. On February 29, 2008, we acquired a majority financial interest in Channel 31, a television broadcaster in Kazakhstan. In December 2007, we entered into definitive share purchase agreements to acquire two Russian production companies, Costafilm LLC and Soho Media LLC. We expect to complete these acquisitions in March 2008. These completed and pending acquisitions represent important achievements in our acquisition strategy.

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

        Additionally, the integration of new businesses may be difficult for a variety of reasons, including differing cultures or management styles, legal restrictions in the target's jurisdiction, poor target records or internal controls and an inability to establish control over cash flows. Furthermore, even if we are successful in integrating new businesses, expected synergies and cost savings may not materialize, resulting in lower than expected profit margins.

        We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses.

        Our largest Russian operating subsidiary, CJSC CTC Network, has significant accumulated earnings that have not been distributed to our US parent company. If we are unable to deploy these accumulated earnings in Russia by acquiring suitable businesses or reinvesting in that subsidiary's current operations, US generally accepted accounting principles require us to record a charge to our earnings representing the taxes that we would be required to pay if this subsidiary were to dividend these accumulated earnings to our US parent company, even if such dividends were not actually declared and paid. We do not currently record provisions for taxes on the undistributed earnings of this subsidiary, as we currently expect to use these funds for future acquisitions of Russian businesses and reinvestment in the subsidiary's current operations. However, a significant portion of these accumulated earnings might become available for distribution to our US parent company if we are unable to execute this subsidiary's acquisition plans.

        As of December 31, 2007, if this Russian subsidiary were to make 50% of its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $14 million. If this Russian subsidiary were to make all its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $29 million. The actual amount of the charge, if any, depends on the extent to which we are able to reinvest these accumulated earnings in Russia and several other factors, such as the extent to which we can utilize foreign tax credits to offset the resulting tax liability.

        Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        Amendments to the law of the Russian Federation "On Mass Media" (the "Mass Media Law"), which went into effect in August 2001, restrict foreign involvement in Russian television businesses in a number of ways. As a result of these amendments, all Russian television companies with existing foreign ownership had to restructure their operations prior to August 6, 2002, to avoid violating the amended Mass Media Law. Unlike other Russian legislation regarding foreign control in certain industries, however, the amendments to the Mass Media Law do not contain "look-through" provisions with respect to the ultimate beneficial ownership of Russian companies engaged in television operations in Russia. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program," and that CTC Media itself does not violate the foreign involvement restrictions of the Mass Media Law.

        In response to the adoption of these amendments to the Mass Media Law, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in CTC and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny, which was acquired subsequent to the adoption of these amendments, is also below 50%. The transfers of CTC and our owned-and-operated stations, other than with respect to our Moscow station that broadcasts CTC, was completed by the August 2002 deadline. The change in the ownership structure for our Moscow station that broadcasts CTC was completed in December 2002, after the specified deadline. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the August 2002 deadline.

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

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. Recently, in 2007, TSN Gallup Media added four additional cities to the panel of measured cities. In addition, the system of audience measurement was affected by a change in the algorithm used to calculate audience share such that home video viewing was excluded. In January 2008, the Moscow panel was changed to so called "large Moscow" and, as a result, 9 cities of the Moscow metropolitan area with populations exceeding 100,000 were added to the panel. The changes to the measurement system in 2007 and 2008 have had a small positive impact on the audience share results for our networks. Prior changes to the measurement system, however, have negatively impacted our audience share results. When changes to the system of audience measurement occur, we attempt to take steps in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps or any further changes in the measurement systems would not result in a decrease in our audience share, which could result in a material decrease in our advertising revenues.

        The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse affect on our business.

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

        The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 resulted in extensive delays in the renewal of expiring and expired licenses for all broadcasters. Of our more than 350 affiliates at the CTC Network (including cable television operators) as of December 31, 2007, 181, including all our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of approximately 8% had expired and are being extended or modified as of December 31, 2007. Of our more than 230 affiliates at the Domashny Network (including cable television operators) as of December 31, 2007, 48, including our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the license of one independent affiliate had expired and was being renewed as of December 31, 2007.

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

        We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60-days' notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. We do not pay fees to any of our independent affiliates in return for broadcasting our networks, although we understand that other networks in Russia have done so in some instances. If an independent affiliate in a larger market, particularly in those cities where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us or to lose its ability to broadcast our signal, this could result in a decrease in our audience share.

        We rely on third parties for the production of original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

        We have historically had no in-house capability to produce full-length original programming. We expect to complete in March 2008 the acquisition of two Russian production companies. Even after these acquisitions, we will continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

        We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

        In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960's, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom's systems where capacity was increased. Both CTC and Domashny are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we currently have no legal or contractual guarantee that Mostelecom will continue to carry our signals. In June 2007, Mostelecom approached us to discuss securing our right to be connected to Moscow households added subsequent to the project ending in 2004 by paying a one-time "connection fee" per household. In January 2008, we signed agreements with Mostelecom to secure the right to broadcast our networks' signals to households representing approximately one-third of the connections added since 2004 for a total cost of $5.4 million. We are still verifying the existence of the connections to the remaining households and negotiating with Mostelecom to agree on the terms, if any, under which we would pay to secure rights with respect to these connections. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)". A similar technical system is in place in St. Petersburg, operated by the local provider; there we currently have no binding contractual right of access to the system.

        In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of CTC and Domashny, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which carries our CTC and Domashny signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than CTC and Domashny, and we believe also benefits from free signal transmission. Channel One had an average audience share of 21.2% during 2007, while Rossiya's was 17.1% and NTV's was 13.9%. During the same period, CTC's average audience share was 9.0%. We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        As we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In addition to competing with other free-to-air broadcasters, we compete with pay television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. On a relative basis, the pay television market in Russia is smaller than in the United States and Western European countries. Audience share for Russian pay television is, however, increasing. In other countries, such as the United States, growth in pay television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If pay television services continue to grow their customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

        We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2007 we had contractual commitments for the acquisition of approximately $121.2 million in programming rights through 2008 and an additional $85.2 million in 2009-2010. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

        Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Sixteen of our 32 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining sixteen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

        Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three-quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company's initial charter and reorganization of a joint stock company into a non-commercial partnership require 100% approval of shareholders and, in the case of a limited liability company, increases in charter capital, amendments to a limited liability company's charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

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

        The CTC and Domashny Network signals originate at our Moscow center and are uplinked to two separate satellite systems, plus one backup system, that transmit our network signals to our affiliate stations and unmanned repeater transmitters. Despite our back-up systems, from time to time we experience signal failures. Most recently, we experienced a 30-minute signal outage on June 3, 2007 that affected both our CTC and Domashny networks on a nationwide basis. Prolonged or repeated disruptions in the CTC or Domashny signal could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of CTC's or Domashny's ability to transmit their signals, even though such an event could have a significant negative impact on our business.

        One of our principal stockholders owns a controlling interest in a competing Russian television network, and its interests may conflict with ours.

        One of our principal stockholders, MTG Broadcasting AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), owns 100% of ZAO TV Darial ("DTV"), a Russian television network with which we compete. Hans-Holger Albrecht, the president and CEO of MTG, is a Co-Chairman of our board and Maria Brunell Livfors, the former chief financial officer of MTG and current chief executive officer of one of MTG's principal stockholders, is also one of our directors. We understand that Mr. Albrecht and Kaj Gradevik, another member of our board of directors, serve on the board of DTV.

        DTV broadcasts a mix of entertainment programming that is similar to the programming on CTC. Its audience share for 2006 and 2007 was 1.7% and 1.9%, respectively. We have a non-competition agreement with MTG pursuant to which it has agreed that it will not compete with us in the area of free-to-air television in Russia and certain other CIS countries, other than through DTV, and agreeing to certain restrictions on DTV's activities in Russia. Nevertheless, MTG's ownership of one of our competitors may result in conflicts of interest among MTG, us and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

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

        The value of the Russian ruble has risen generally against the US dollar in recent years. During 2007, the ruble appreciated approximately 7.3% against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

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

        Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 17% of our independent affiliates, as well as two of our owned-and-operated stations that carries the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, a group of any of our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

        Political and governmental instability in Russia could materially adversely affect our business, financial condition, results of operations and prospects and the value of our common stock.

        Since 1991, Russia has sought to transform from a one-party state with a centrally-planned economy to a democracy with a market economy. As a result of the sweeping nature of the reforms, and the failure of some of them, the Russian political system remains vulnerable to popular dissatisfaction, including dissatisfaction with the results of privatizations in the 1990s, as well as to demands for autonomy from particular regional and ethnic groups.

        Current and future changes in the Russian government, major policy shifts or lack of consensus between various branches of the government and powerful economic groups could disrupt or reverse economic and regulatory reforms. Any disruption or reversal of reform policies could lead to political or governmental instability or the occurrence of conflicts among powerful economic groups, which could have a material adverse effect on our business, financial condition, results of operations and prospects and the value of our common stock.

        Civil conflicts could adversely affect the value of investments in Russia, which could result in a decline in the value of our common stock.

        Ethnic, religious, historical and other divisions have, on occasion, given rise to tensions and, in certain cases, military conflict, such as the historical conflict in Chechnya, which has brought normal economic activity within Chechnya to a halt and disrupted the economies of neighboring regions. The further intensification of violence, including terrorist activities, or its continued spread to other parts of Russia, could have significant political consequences, including the imposition of a state of emergency in some or all of Russia. Moreover, any terrorist attacks and the resulting heightened security measures may cause disruptions to domestic commerce, and could materially adversely affect our business and the value of our common stock.

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

        Russia's inexperience with a market economy also poses numerous risks. It is difficult for us or our business partners to gauge the creditworthiness of some of our advertisers and business partners, as there are no reliable mechanisms, such as credit reports or credit databases, for evaluating their financial condition. Consequently, we face the risk that some of our advertisers will fail to pay us or that they or other service providers, such as production houses, will fail to comply with the terms of their agreements with us, which could adversely affect our results of operations.

        Recent trends in the Russian economy—such as the increase in the gross domestic product, a relatively stable ruble and a reduced rate of inflation—may not continue or may be abruptly reversed. Additionally, because Russia produces and exports large quantities of natural gas and oil, the Russian economy is especially vulnerable to fluctuations in the price of these commodities on the world market. A strengthening of the ruble in real terms relative to the US dollar, changes in monetary policy, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia's economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers' access to capital, also adversely affecting our and our customers' businesses in the future.

        The Russian banking system remains underdeveloped, and another banking crisis could place severe liquidity constraints on our business.

        Russia's banking and other financial systems are less developed and regulated than those of many other developed countries, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Many Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms. Furthermore, Russian bank deposits made by corporate entities generally are not insured.

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

        There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. Of the $307.1 million cash balance we had as of December 31, 2007, we held cash with a dollar-equivalent value of $203.4 million in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, we held $22.3 million in dollar-denominated accounts and rubles with a dollar-equivalent value of $181.1 million in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. Another banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        As is true of civil law systems, judicial precedents generally have no binding effect on subsequent decisions. Not all Russian legislation and court decisions are readily available to the public or organized in a manner that facilitates understanding. The Russian judicial system can be slow, and enforcement of court orders can in practice be very difficult. All of these factors make judicial decisions in Russia difficult to predict and effective redress uncertain. Additionally, court claims and governmental prosecutions are sometimes used in furtherance of political aims.

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

        Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business and on the value of our common stock.

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

        We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as "interested party transactions" require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. These transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

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

        If at the end of any fiscal year a Russian company's net assets as determined in accordance with Russian accounting regulations are below the minimum amount of charter capital required by Russian law, the company is required to convene a shareholders meeting to adopt a decision to liquidate. If it fails to do so within a "reasonable period," the company's creditors may request early termination or acceleration of the company's obligations to them, as well as damages, and governmental authorities may seek to cause the involuntary liquidation of the company. Under an earlier version of this law, the company's shareholders could also bring an action to force the liquidation of the company. It is unclear under Russian law whether a historical violation of this requirement may be retroactively cured, even if a company later comes into compliance with the requirement. On occasion, Russian courts have ordered the involuntary liquidation of a company for having negative net assets even if the company has continued to fulfill its obligations and had net assets in excess of the minimum amount at the time of liquidation.

        At December 31, 2003 and at prior dates, CTC Network, our most significant subsidiary, had net assets below the minimum charter capital required by law, as reported in its Russian statutory accounting statements. At December 31, 2006 and 2007, ten and eleven of our subsidiaries, respectively, failed to meet the minimum net assets requirements. In 2006 and 2007, approximately 8% and 3% of our consolidated revenues, respectively, were attributable to these subsidiaries. None of these companies has applied for voluntary liquidation. We are currently considering the steps that can be taken to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

        There has been no judicial or other official interpretation of what constitutes a "reasonable period" within which a company must act to liquidate. If any of our subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of the subsidiaries within our Television Station Groups would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

        Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries.

        The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (an "effective parent") is capable of determining decisions made by another (an "effective subsidiary"). The effective parent bears joint and several responsibility for transactions concluded by the effective subsidiary in carrying out these decisions if:

  •
  this decision-making capability is provided for in the charter of the effective subsidiary or in a contract between the companies; and

  •
  the effective parent gives obligatory directions to the effective subsidiary.

        In addition, an effective parent is secondarily liable for an effective subsidiary's debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of an effective parent. This is the case no matter how the effective parent's capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the effective parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in our position as an effective parent, we could be liable in some cases for the debts of our effective subsidiaries. Although the total indebtedness of our effective subsidiaries is currently immaterial, it is possible that we could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

        Changes in the Russian tax system or arbitrary or unforeseen application of existing rules could materially adversely affect our financial condition.

        Our tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period. We have at times accrued substantial amounts for contingent tax liabilities, a substantial portion of which accruals we have reversed as contingencies have been resolved favorably or changes in circumstances have occurred. The amounts currently accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. We have also identified tax contingencies of up to approximately $3.1 million for which we have not provided an accrual. Such unaccrued tax contingencies could materialize and require us to pay additional amounts of tax.

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

        Any US or other foreign judgments that may be obtained against us may be difficult to enforce against us in Russia.

        Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, we have no operations in the United States, many of our assets are located in Russia, and most of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any US or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

Risks relating to our stock

        The price of our common stock may be volatile.

        Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of February 15, 2008, approximately 25% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

        The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock.

        In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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

        As of February 15, 2008, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

        Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay change-of-control transactions.

        Anti-takeover provisions of Delaware law and our charter documents may make a change in control of our company more difficult. For example:

  •
  Stockholders' meetings may only be called by one of the Co-Chairmen of our board of directors, our Chief Executive Officer or the majority of the board of directors.

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

        In addition, we are party to a stockholders' agreement with our two largest stockholders pursuant to which each of these stockholders has agreed not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders' agreement.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office and production space of approximately 3,100 square meters. We also lease approximately 3,400 square meters of office and operations space in Moscow under leases that expire on December 31, 2008. In addition, we lease 528 and 110 square meters of office space in Moscow under leases that expire on April 23, 2008 and June 10, 2008, respectively. The fiber optic cable that transmits our network signals to the satellite transmission center originates at our leased facilities.

        In November 2006 we entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Pursuant to Russian law and market practice, the agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Under these preliminary agreements, we are obligated to enter into final lease agreements if the building is completed according to certain specifications and the state registration of title to the building is granted within the required timeframe. The building is scheduled to be available for occupancy by the end of 2008.

        Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3.    Legal Proceedings.

        We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on The NASDAQ Global Select Market under the symbol CTCM. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market (previously the NASDAQ National Market).

Period	High	Low
2007
First quarter	$26.95	$18.82
Second quarter	$29.25	$23.94
Third quarter	$29.34	$20.13
Fourth quarter	$30.67	$20.98
2006
First quarter	n/a	n/a
Second quarter	$18.75	$13.89
Third quarter	$25.49	$16.59
Fourth quarter	$28.66	$20.31

        As of December 31, 2007, there were approximately four holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2007, which is the last business day of our most recently completed fiscal year, was $30.20.

        We have never paid cash dividends on our common stock. Our dividend policy is subject to review and revision by our Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors our Board of Directors may deem relevant.

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

        We did not purchase any shares of our common stock in 2007.

Item 6.    Selected Financial Data.

        You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2003	2004	2005	2006	2007
	(in thousands of US dollars, except share and per share data)
Statement of Income Data:
REVENUES:
Advertising (including related party revenue)	$94,183	$153,775	$232,410	$357,334	$452,669
Sublicensing (including related party revenue)	—	—	3,088	11,322	17,006
Other revenue (including related party revenue)	1,373	1,792	1,979	2,178	2,381

Total operating revenues	$95,556	$155,567	$237,477	$370,834	$472,056

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and inclusive of stock-based compensation)	(6,837)	(9,381)	(12,747)	(15,774)	(18,794)
Selling, general and administrative (exclusive of depreciation and amortization and inclusive of stock-based compensation)	(24,550)	(30,450)	(41,229)	(56,297)	(69,680)
Amortization of programming rights	(24,683)	(45,215)	(77,351)	(118,026)	(153,531)
Amortization of sublicensing rights	—	—	(2,043)	(6,773)	(9,629)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,138)	(7,962)	(13,920)	(19,651)	(27,361)

Total operating expenses	(59,208)	(93,008)	(147,290)	(216,521)	(278,995)

Operating income (loss)	36,348	62,559	90,187	154,313	193,061
Foreign currency gains (losses)	517	695	(877)	1,579	151
Interest income (including related party interest income)	1,800	5,380	3,101	3,479	11,002
Interest expense (including related party interest expense)	(2,673)	(6,651)	(8,525)	(1,774)	(3)
Gain on sale of businesses	—	4,613	—	919	747
Other non-operating income (losses), net	(145)	(83)	206	(200)	1,168
Equity in income (losses) of investee companies	308	713	578	1,896	(1,195)

Income before income tax and minority interest	$36,155	$67,226	$84,670	$160,212	$204,931

Income tax expense	(11,189)	(17,872)	(24,861)	(48,969)	(63,176)
Income attributable to minority interest	(941)	(1,904)	(2,514)	(4,918)	(5,842)

Net income	$24,025	$47,450	$57,295	$106,325	$135,913

Net income per share attributable to common stockholders:
Basic	$0.13	$0.32	$0.39	$0.73	$0.90

Diluted	$0.10	$0.30	$0.37	$0.69	$0.86

Weighted average common shares outstanding:
Basic	41,972,000	80,580,000	79,339,024	117,880,814	151,731,780

Diluted	51,050,400	156,570,711	154,344,956	154,077,957	158,311,967

	December 31,
	2003	2004	2005	2006	2007
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$28,892	$29,677	$15,300	$176,542	$307,073
Restricted cash(1)	35,900	35,978	105	120	180
Intangible assets, net	19,855	50,133	41,094	53,371	83,216
Goodwill	38,101	69,041	68,273	70,768	78,674
Programming rights, net	30,434	43,882	66,468	65,901	99,184
Sublicensing rights, net			1,836	7,611	2,591
Working capital	42,057	37,402	45,692	232,289	379,815
Total assets	179,292	293,221	273,697	484,797	694,680
Long-term loans(1)	35,900	20,184	37,188	210	224
Total stockholders' equity	118,405	174,939	179,098	421,017	611,892

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

Operating Data

	Year ended December 31,
	2003	2004	2005	2006	2007
CTC Network Operating Data:
Average audience share(1)	9.2%	9.8%	10.3%	10.4%	9.0%
Technical penetration(1)	78%	83%	85%	86.6%	87.4%
Number of owned-and-operated stations at period end(2)	13	13	14	17	19

(1)
Prior to 2002, audience share was measured in cities with more than 400,000 residents; from 2002 through 2005, it was measured in the larger universe of cities with more than 100,000 residents. Since 2001, the related technical penetration survey has likewise been conducted in this larger universe.

(2)
In addition, 11 unmanned repeater transmitters were in operation at year-end 2003, 16 at year-end 2004, 17 at year-end 2005, 19 at year-end 2006 and 23 at year-end 2007.

	Year ended December 31,
	2006	2007
Domashny Network Operating Data:
Average audience share	1.4%	2.0%
Technical penetration	58.2%	64.8%
Number of owned-and-operated stations at period end(1)	7	13

(1)
In addition, two unmanned repeater transmitters were in operation at year-end 2005, seven at year-end 2006 and nine at year-end 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

        We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or "Home" Network, a Russian television network targeted principally at 25-60 year-old women. CTC's signal is broadcast by over 350 television stations and local cable operators, including 19 owned-and-operated stations and 23 unmanned repeater transmitters. Domashny's signal is broadcast by over 230 television stations and local cable operators, including 13 owned-and-operated stations and nine unmanned repeater stations. The signals of CTC and Domashny cover approximately 100 million people and 63 million people in Russia, respectively.

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

  •
  Television Station Groups.  The CTC Television Station Group manages its 19 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages 13 owned-and-operated stations and nine repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to them by our Networks. Substantially all of our local advertising has been placed through Video International since January 2006.

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming.

        Overall demand for television advertising in Russia has experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. Presently, the Russian advertising market is one of the largest and fastest growing in Europe. Despite this rapid growth, however, advertising spending in Russia, both on a per capita basis and as a percentage of GDP, remains low by international standards. We believe this indicates that the television advertising market is still relatively under-developed. We intend to capitalize on this growth by strengthening our position as a leading advertising platform for reaching consumers in Russia.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

        The continued success of our advertising sales depends on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share at the CTC Network by broadcasting attractive entertainment programming, including original Russian series and shows as well as popular foreign series, films and animation. The audience share at our Domashny Network has been steadily increasing since its establishment. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we continue to compete with other television broadcasters for programming content, and to seek to air programming that addresses evolving audience tastes and trends in television broadcasting. Our programming costs have risen substantially in recent years and we expect that they will continue to do so as competition for high-quality Russian and foreign entertainment programming intensifies among Russian television broadcasters, in conjunction with anticipated growth in the Russian television advertising market.

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in adjacent Russian speaking markets where we can effectively and efficiently leverage our management and programming resources. On February 29, 2008, we acquired an interest in the Kazakh television broadcaster, Channel 31. In December 2007, we entered into definitive share purchase agreements to acquire two Russian production companies, Costafilm LLC and Soho Media LLC. We expect to complete these acquisitions in March 2008. These completed and pending acquisitions are described in more detail below. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, two "sales houses," Video International and NTV Media, control the placement of virtually all national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising.

        Prior to 2006, local advertising sales at our owned-and-operated stations were generally placed directly by our in-house sales teams. Beginning on January 1, 2006, we engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, revenue sold through Video International accounted for substantially all of our advertising revenues in 2006 and 2007.

        The price of television advertising is primarily driven by demand, reflecting the fact that the amount of available television advertising is relatively limited. Current Russian legislation limits the amount of advertising to no more than 15% of any broadcasting hour.

        In general, national television advertising in any particular time slot is sold on the basis of gross rating points ("GRPs"), which refers to a particular measure of the population that has been watching a given broadcaster during a given 30-second time slot. Local television advertising, on the other hand, is currently sold by time (in 30 second slots) in some Russian cities, rather than by GRPs. Video International is seeking to restructure local sales to be sold on a GRP basis in larger Russian cities where audience shares are individually reported. It currently sells a portion of local advertising on the basis of GRPs, primarily in Moscow and St. Petersburg.

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

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population—for example, on the basis of ratings among 18-45 year olds. Video International generally places the CTC Network's advertising on the basis of ratings in CTC's target audience, the 6-54 demographic, and it generally places the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women.

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

        Television advertising sales vary over the course of the year. As a result of seasonality trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2007, approximately 35% of our total advertising revenues were generated in the fourth quarter.

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

Our Agreements with Video International

        We have three agreements with Video International for the placement of our advertising: one with CTC, one with Domashny and one umbrella agreement for both of our Television Station Groups, with sub-agreements for each of our individual owned-and-operated stations that have retained Video International to place their advertising. The current agreements for the CTC and Domashny networks run through December 2012 and December 2009, respectively. The umbrella agreement for our Television Station Groups runs through December 2010.

        Under the terms of the network agreements, we pay Video International fixed commissions of 13% and 12%, respectively, of the gross advertising sales of the CTC and Domashny networks. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC Network's or Domashny Network's gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy.

        The CTC Network and Domashny Network agreements are terminable upon 180 days' notice by either party. As compensation for early termination, the terminating party under either the CTC Network or Domashny Network agreements must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the agreement is terminated upon six months' notice by either party as of January 1 of any year other than 2008, no termination fee is payable.

        In connection with previous network agreements with Video International, we paid Video International a one-time $9,900 signing fee that we are recorded on a straight-line basis from 2005 through 2007 as a reduction in revenues. We accounted for that signing fee as commission, allocating it to the CTC and Domashny Networks proportionally to their revenues. This increased Video International's effective average commission rate on CTC's and Domashny's gross advertising sales during the 2005-2007 period.

        Under the umbrella agreement with Video International for our Television Station Groups, the commission rate payable by our individual owned-and-operated stations is fixed at 15% of gross advertising sales. For advertising sales during the period from April 1 to December 31, 2007 only, we agreed a modified commission structure with Video International to incentivize them to achieve negotiated sales targets during this period. Under this modified commission structure, the full 15% commission was only payable for stations where Video International achieved, on a station-by-station basis, the agreed quarterly sales targets during the April 1 to December 31, 2007 period. During this period, a nominal fixed monthly commission, generally 25,000 rubles (approximately $1,019 at exchange rates as of December 31, 2007) per station, was the only commission payable where sales fall more than 15% below the negotiated sales target. A straight-line sliding scale commission starting from the nominal fixed commission to 15% of sales was payable on all sales where sales fall between 15% below the negotiated sales target and the sales target. All sales above the sales target were subject to an 18% commission. During the April 1 to December 31, 2007 period, Video International did not achieve the agreed quarterly sales targets at a majority of our owned-and-operated stations and, as a result, the average commission rate paid by our Television Station Groups for the full-year 2007 was 4%. Starting January 1, 2008, the fixed rate commission of 15% was re-instated on all local advertising sales.

        Pursuant to the Television Station Group agreements, Video International has agreed to guarantee unpaid debt of local advertising clients to the extent such debt has not been paid within 60 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. Such guarantee does not apply to unpaid debt resulting from a material downturn in the Russian economy.

        The Television Station Group agreements can be terminated upon 180 days' notice by either party. If a station terminates its agreement, it must pay Video International an amount equal to 15% of the amount of the station's advertising sales for the six months preceding the termination date. If Video International terminates the agreement, it must pay the station an amount equal to the station's advertising sales for the six months preceding the termination date, net of commissions paid during that period.

        Prior to 2006, contracts for the placement of advertising, our principal source of revenue, were denominated primarily in US dollars, with only contracts for the placement of local advertising outside of our Moscow and St. Petersburg stations being denominated in rubles. Beginning in January 2006, Video International began placing substantially all our advertising sales in rubles, and we currently expect that almost all of our advertising revenues in future years will be denominated in rubles as contracts from previous years that were denominated in US dollars expire.

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

Recent Acquisitions

Kazakh broadcaster

        On February 29, 2008, we acquired interests in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and affiliate companies that will provide the advertising sales function and programming content for Channel 31 (together, the "Channel 31 Group"). These interests provide CTC Media with a right to 60% of the economic interest of the Channel 31 Group. The total consideration in connection with the acquisition will be $65 million, less 50% of the net outstanding debt of the Channel 31 Group at closing, payable in cash. Of the total consideration, $10 million has been retained by us pending the completion of the transfer of ownership of six regional television stations to Channel 31, and receipt of applicable anti-monopoly approvals in connection with such transfers. Pursuant to the applicable agreement, such additional actions and payment are to be completed before the end of the first quarter of 2008.

        We hold a 20% participation interest in Channel 31 and majority ownership positions in the other companies in the Channel 31 Group. In addition, CTC Media has the right, pursuant to the charters and foundation agreements of each company in the Channel 31 Group, to appoint the senior management of each company within the Channel 31 Group. In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% interest in a Kazakh television broadcaster, we have an option to acquire additional participation interests in Channel 31, at no additional cost, so that our total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law. Upon exercise of such option, the relative ownership interests in each other company in the Channel 31 Group will be adjusted to reflect such exercise, and we would continue to have a 60% economic interest in the Channel 31 Group as a whole.

        From closing, we expect to consolidate the results of operations of the Channel 31 Group with our results of operations.

Owned-and-operated stations

        In 2007, we completed several acquisitions to acquire new owned-and-operated stations and/or increase our ownership interest in existing owned-and-operated stations.

        In February 2007, we acquired the remaining 49% interest in a station located in Samara for cash consideration of $4.6 million, bringing our ownership in this station to 100%. In that month, we also acquired a 100% interest in a station located in Rostov for a total purchase price of $2.7 million, consisting of $2.6 million in cash consideration and $0.1 million in assumed debt.

        In May 2007, we acquired a 100% interest in a station located in Vladivostok for cash consideration of $2.5 million.

        In July 2007, we acquired the remaining 50% interest in a station located in Kazan for cash consideration of $10.0 million and we also acquired a 49% interest in each of four stations located in Irkutsk for a total purchase price of $12.2 million, $9.9 million of which was paid in cash. The remaining $2.3 million of the purchase for the Irkutsk stations price will be payable in cash upon receipt of certain regional broadcasting licenses. In September 2007, we acquired another 2% in each of these stations for total cash consideration of $0.5 million, bringing our ownership interest in each station up to 51%.

        In August 2007, we acquired a 100% interest in a station located in Stavropol for cash consideration of $3.8 million.

        In December 2007, we acquired a 100% interest in a station located in Ussuriysk for cash consideration of $2.0 million.

Pending Acquisitions

        In December 2007, we entered into definitive share purchase agreements to acquire 100% of the share capital of two Russian production companies, Costafilm LLC and Soho Media LLC. We expect to complete these acquisitions in March 2008.

        Costafilm is a management-owned Russian production company that has historically specialized in producing programming for the CTC Network. Under the terms of the Costafilm share purchase agreement, we will pay an aggregate of approximately $11 million in cash on closing to the four individual owners of the acquired company. Annual cash earn-out payments are payable to such owners subject to the achievement of certain performance criteria for the 2008, 2009 and 2010 financial years, of up to an aggregate of $29 million for all years.

        Soho Media is a production company specializing in entertainment TV shows. On closing, we will pay the two individual owners of Soho Media an aggregate of approximately $4 million in cash. Subject to meeting annual performance criteria for the 2008, 2009 and 2010 financial years, we will also be required to make aggregate annual cash earn-out payments to such owners of up to $6 million for all years.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2007. The preparation of these consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

Foreign currency translation

        Prior to January 1, 2006, our functional currency was the US dollar. Beginning in January 2006, Video International began placing all our advertising sales in rubles. As a result, a substantial amount of our advertising revenues for 2006 and 2007 was denominated in rubles. Going forward substantially all of our advertising revenues will be denominated in rubles, as longer-term advertising contracts denominated in US dollars expire and are replaced with contracts denominated in rubles. Accordingly, we re-evaluated the functional currency criteria under SFAS No. 52, Foreign Currency Translation, and determined that beginning in 2006, the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, since January 1, 2006, the financial statements of our Russian subsidiaries are translated into US dollars using the current rate method. We translate assets and liabilities at the rate of exchange prevailing at the applicable balance sheet date and stockholders' equity is translated at the applicable historical rate. We translate revenue and expenses at monthly average rates of exchange. Translation gains and losses are included as part of the accumulated other comprehensive income. We adopted this change in our functional currency prospectively beginning January 1, 2006, in accordance with SFAS No. 52.

Programming rights

        Our largest operating expense consists of the amortization of the cost of obtaining programming rights. Programming rights are stated at the lower of their amortized cost or net realizable value. We record the cost of acquired programming rights as an asset only after we have the rights that give us immediate access to the materials needed to broadcast the related program. Once recorded, we amortize these programming rights in accordance with the policy described below. Programming rights that we expect to amortize within one year are classified as current assets.

        The amortization policy we apply to the costs of our programming rights varies in accordance with the type of programming being amortized and is based on the expected revenues from such programming.

        For foreign programming, which includes movies, series and animation, we amortize the cost of the programming on a straight-line basis over the estimated number of runs. Russian-produced movies and animation are also amortized on a straight-line basis over the estimated number of runs. We expense Russian-produced shows that we commission as they are aired.

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

        Based on our analysis of advertising revenues, we believe that our amortization policy appropriately allocates the cost of programming rights with revenues earned. We review our amortization policy each quarter to ensure its continued appropriateness in light of changes in the Russian television advertising market, viewing patterns, our programming mix and schedule and our

Networks' audience share. We carry program rights on our balance sheet at the lower of amortized cost or net realizable value. We review the carrying amounts of our programming rights on a quarterly basis or more frequently if determined necessary. If the carrying amount of any programming right exceeds its expected future revenues, we write down the carrying value to net realizable value. We recognized impairment charges on our programming rights of $5.4 million, $3.7 million and $5.7 million for 2005, 2006 and 2007, respectively.

Stock-based compensation expense

        On January 1, 2006, we adopted SFAS No. 123-R, Share-Based Payment, under the modified prospective method. Under SFAS No. 123-R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income; pro forma disclosures are no longer permitted. The cost of the equity instruments should be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Since we had previously accounted for our stock-based compensation plans under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or results of operations.

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

        Since our IPO in June 2006, we determine the fair value of our common stock by using closing prices as quoted on the NASDAQ Global Select Market. However, for stock options granted before our IPO on June 1, 2006, we determined the fair value of our common stock as of the date of grant using the income approach. Under the income approach, we forecast net cash flows from our business operations based on projected earnings for a discrete forecast period and then apply appropriate discount rates to these estimated future cash flows. When using the income approach method to value our common stock, we were required to make significant assumptions to estimate future cash flows and the appropriate discount rate to be applied to those cash flows, including, but not limited to, assumptions related to:

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

        Volatility is another key input in the Black-Scholes option pricing model. For stock options granted before our IPO on June 1, 2006, we used the minimum value method, which assumes expected volatility of zero. However, for stock option grants occurring after our IPO, we estimate the volatility of our common stock by considering the volatility of the stock of other public companies in the media industry and in Russia. The transition away from the minimum value method has contributed to the higher valuation of our stock options granted after IPO and to the increase in the related compensation expense.

Accounting for acquisitions; goodwill and other intangible assets

        In accordance with SFAS No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. If we had made different estimates, the amount of the purchase price attributable to intangible assets and goodwill would have changed, resulting in changes to the annual amortization charge recorded in our Consolidated Statements of Income and Comprehensive Income as well as reclassifications between goodwill and intangible assets.

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

        In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life and effective January 1, 2008, we changed our estimate for the useful lives of these licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Depreciation and amortization" (exclusive of amortization of programming rights and sublicensing rights).

Tax provisions and valuation allowance for deferred tax assets

        In the course of preparing financial statements in accordance with US GAAP and for non-income taxes, we record potential tax loss contingency provisions under the guidelines of SFAS No. 5, Accounting for Contingencies. In general, SFAS No. 5 requires loss contingencies to be recorded when they are both probable and reasonably determinable. On January 1, 2007, we adopted Interpretation No. 48 ("FIN No. 48"), issued by the Financial Accounting Standards Board ("FASB"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statements 109. FIN No. 48 carves out income taxes from SFAS No. 5. The adoption of this standard did not have a significant impact on our financial statements. In addition, we record income tax and deferred tax provisions under the guidelines of SFAS No. 109, Accounting for Income Taxes. Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released.

        Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2007 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies refer to Notes 2 and 15 to our Consolidated Financial Statements in Item 8 of this Annual Report.

        We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2005	2006	2007
Revenues:
Advertising	97.9%	96.4%	95.9%
Sublicensing and other	2.1	3.6	4.1

Total operating revenues	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(5.4)	(4.3)	(4.0)
Selling, general and administrative (exclusive of depreciation and amortization)	(17.4)	(15.2)	(14.8)
Amortization of programming rights	(32.6)	(31.8)	(32.5)
Amortization of sublicensing rights	(0.9)	(1.8)	(2.0)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.9)	(5.3)	(5.8)

Total operating expenses	(62.0)	(58.4)	(59.1)

Operating income	38.0	41.6	40.9
Foreign currency gains (losses)	(0.4)	0.4	—
Interest income	1.3	0.9	2.3
Interest expense	(3.6)	(0.5)	—
Gains on sale of businesses	—	0.3	0.2
Other non-operating income (losses), net	0.1	(0.1)	0.3
Equity in income of investee companies	0.2	0.6	(0.3)

Income before income tax and minority interest	35.7	43.2	43.4

Income tax expense	(10.5)	(13.2)	(13.4)
Income attributable to minority interest	(1.1)	(1.3)	(1.2)

Net income	24.1%	28.7%	28.8%

Comparison of Consolidated Results of Operations for the Years ended December 31, 2005, 2006 and 2007

  Total operating revenues

	Year ended December 31,
	2005	2006	2007
CTC Network	$168,669	$264,733	$321,517
Change period-to-period	—	57.0%	21.4%
Domashny Network	9,346	20,649	39,077
Change period-to-period	—	120.9%	89.2%
CTC Television Station Group	51,741	74,765	96,307
Change period-to-period	—	44.5%	28.8%
Domashny Television Station Group	7,761	11,566	17,471
Change period-to-period	—	49.0%	51.1%
Eliminations and other	(40)	(879)	(2,316)

Total	$237,477	$370,834	$472,056

Change period-to-period	—	56.2%	27.3%

        Our total operating revenues grew by approximately 56.2.% and 27.3%, respectively, when comparing 2005 to 2006 and 2006 to 2007. The increase in revenues reflects the continued growth of the Russian television advertising market resulting in higher advertising rates. In addition, the increase in our revenues when comparing 2005 to 2006 and 2006 to 2007 was partially due to the fact that starting from 2006 a significant majority of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar in 2006 and 2007 resulted in increases of approximately 4.0% and 6.6%, respectively, in our advertising revenues. Because we record our advertising revenues net of commissions, revenues at our Television Station Groups were also favorably impacted in 2007 by the significantly lower commission rate paid by our owned-and-operated stations to Video International in connection with the variable commission rate negotiated through 2007.

  Advertising revenues

	Year ended December 31,
	2005	2006	2007
CTC Network	$165,003	$253,321	$304,350
Change period-to-period	—	53.5%	20.1%
Domashny Network	9,344	20,647	39,074
Change period-to-period	—	121.0%	89.2%
CTC Television Station Group	50,412	73,549	94,752
Change period-to-period	—	45.9%	28.8%
Domashny Television Station Group	6,345	9,436	14,431
Change period-to-period	—	48.7%	52.9%
Eliminations and other	1,306	381	62

Total	$232,410	$357,334	$452,669

Change period-to-period	—	53.8%	26.7%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        CTC Network.    Advertising revenues for the CTC Network increased by 53.5% and 20.1%, respectively, when comparing 2005 to 2006 and 2006 to 2007. This increase was principally due to the continued growth of television advertising in Russia and the appreciation of the Russian ruble against the US dollar. The television advertising market in Russia grew from $2.3 billion in 2005 to $3.2 billion in 2006, and then to $4.4 billion in 2007, which resulted in a general increase in our advertising rates.

        The increase in our advertising rates in 2007 was partially offset by a decrease in our audience share over this period. The average audience share of the CTC Network was 10.3%, 10.4% and 9.0% in 2005, 2006 and 2007, respectively. The decrease in our audience share in 2007 compared to 2005 and 2006, was the result of broadcasting of our highly successful series Born Not Pretty during those earlier years, and, to a lesser extent, increased competition and relative underperformance of our programming. Born Not Pretty series, which made its debut in September 2005, was the CTC Network's most successful program to date in terms of audience share, and generated an average overall primetime audience share of 24.1% during the period from September 2005 to December 2005, and 28.8% while being broadcast during primetime from January 2006 until July 2006. This level of audience share is significantly higher than the average audience share of any other series or sitcom broadcast on the CTC Network. Although we continue to seek to acquire and commission high quality Russian and international programming, we do not expect that we will be able to replace Born Not Pretty with programming that is as successful as this series.

        Domashny Network.    The Domashny Network contributed $9.3 million, $20.6 million and $39.1 million, respectively, to our consolidated advertising revenues for 2005, 2006 and 2007. This amounts to 4.0%, 5.8% and 8.6%, respectively, of our consolidated advertising revenues. The Domashny Network was launched in March 2005. As a result, 2006 was its first full year of operation. The increase in revenues in 2007 compared to 2006 by 89.2% reflects growth of the Russian television advertising market, an increase in audience share of the Domashny Network, as well as the appreciation of the Russian ruble against the US dollar. The audience share of the Domashny Network increased from 1.4% in 2006 to 2.0% in 2007.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 45.9% and 28.8%, respectively, when comparing 2005 to 2006 and 2006 to 2007. The increase in revenues during the periods under review was primarily the result of increased advertising rates. In addition, our 2007 advertising revenues were affected by a decrease in the effective commission rate payable to Video International (discussed below) effective during the last three quarters of 2007. Advertising rates generally increased during the periods under review due to an overall increase in the demand for television advertising in Russia. Beginning in the third quarter of 2006, however, the rate of revenue growth of the CTC Television Station Group slowed due to the reallocation of advertising time on the CTC Network which decreased the proportion available to affiliates and owned-and-operated stations from 30.0% to 25.0% in response to legislation reducing the amount of available advertising time.

        The Domashny Television Station Group contributed $6.3 million, $9.4 million and $14.4 million, respectively, to our consolidated advertising revenues for 2005, 2006 and 2007, amounting to 2.7%, 2.6% and 3.2%, respectively, of our consolidated advertising revenues in those years. The increase in revenues during the periods under review was primarily the result of increased advertising sellout and a decrease in the effective commission rate payable to Video International (discussed below) for 2007.

        Prior to January 2006, the internal sales teams at our Television Station Groups were responsible for advertising sales, with only limited assistance from local advertising agencies. From January 2006, our Television Station Groups engaged Video International to act as their exclusive sales house for advertising sales.

        In order to incentivize Video International to achieve negotiated 2007 sales targets, we agreed a variable commission structure with them for our Television Station Groups during the period from

April 1 to December 31, 2007, in lieu of the fixed 15% commission rate that is generally applicable to the gross advertising revenues of our Television Station Groups. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International" for more information on this variable commission structure. Video International did not achieve the agreed quarterly sales targets during the period from April 1 to December 31, 2007 for a majority of our stations. As a result, the effective commission rate paid by our Television Station Groups for the full-year 2007 was 4%. Because the fixed 15% commission rate has been re-instated as of January 1, 2008, our Television Station Groups will not continue to benefit from the variable commission rate that was in effect for the last three quarters of 2007.

  Sublicensing and other revenues

	Year ended December 31,
	2005	2006	2007
CTC Network	$3,667	$11,412	$17,167
Change period-to-period	—	211.2%	50.4%
Domashny Network	2	3	2
Change period-to-period	—	50.0%	(33.3)%
CTC Television Station Group	1,330	1,217	1,555
Change period-to-period	—	(8.5)%	27.8%
Domashny Television Station Group	1,414	2,130	3,040
Change period-to-period	—	50.6%	42.7%
Eliminations and other	(1,346)	(1,262)	(2,377)

Total	$5,067	$13,500	$19,387

Change period-to-period	—	166.4%	43.6%

        Networks.    The substantial increase in sublicensing and other revenues at the CTC Network level in 2006 when compared to 2005 primarily resulted from the sublicensing of Russian series that we had commissioned, such as Born Not Pretty, Kadets and Peter the Magnificent, to Studio 1+1 in Ukraine. Additionally, we recognized $2.6 million in revenues in December 2006 from the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia. In 2007, we also sold certain Russian mini-series to First Channel in Russia and increased our sales of Russian series in Ukraine, including sales to Studio 1+1. Generally, we anticipate that our sublicensing activity will slightly increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

        Television Station Groups.    Other revenues for the CTC Television Station Group primarily represent fees received for transmission. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups' sublicensing and other revenues are eliminated in consolidation.

  Total operating expenses

	Year ended December 31,
	2005	2006	2007
CTC Network	$(84,828)	$(125,021)	$(155,268)
Change period-to-period	—	47.4%	24.2%
Domashny Network	(16,594)	(25,276)	(33,728)
Change period-to-period	—	52.3%	33.4%
CTC Television Station Group	(23,779)	(26,692)	(39,341)
Change period-to-period	—	12.2%	47.4%
Domashny Television Station Group	(14,164)	(21,031)	(25,448)
Change period-to-period	—	48.5%	21.0%
Eliminations and other	(7,925)	(18,501)	(25,210)

Total	$(147,290)	$(216,521)	$(278,995)

Change period-to-period	—	47.0%	28.9%
% of total operating revenues	62.0%	58.4%	59.1%

        Our total operating expenses as a percentage of operating revenues amounted to 62.0%, 58.4%, and 59.1%, respectively, in 2005, 2006 and 2007. As we pursue our growth strategy, we continue to manage our costs by taking a disciplined approach to expanding our operations. The structure of our networks, which is based on the traditional US broadcasting model, has enabled us to minimize investments in our infrastructure, while seeking to maximize viewing audience.

  Direct operating expenses

	Year ended December 31,
	2005	2006	2007
CTC Network	$(4,522)	$(5,158)	$(5,851)
Change period-to-period	—	14.1%	13.4%
Domashny Network	(2,186)	(2,793)	(3,644)
Change period-to-period	—	27.8%	30.5%
CTC Television Station Group	(3,945)	(4,984)	(5,906)
Change period-to-period	—	26.3%	18.5%
Domashny Television Station Group	(2,660)	(3,333)	(4,291)
Change period-to-period	—	25.3%	28.7%
Eliminations and other	566	494	898

Total	$(12,747)	$(15,774)	$(18,794)

Change period-to-period	—	23.8%	19.1%
% of total operating revenues	5.4%	4.3%	4.0%

        Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.7%, 1.9%, and 1.8%, respectively, in 2005, 2006 and 2007. At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues were 23.4%, 13.5% and 9.3%, respectively, in 2005, 2006 and 2007. Direct operating expenses as a percentage of revenues decreased over the periods under review as a result of increased revenues in both segments. In absolute terms, direct and operating expenses at our networks increased due to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective

June 2006. The ruble has generally appreciated against the dollar from June 2006 through December 2007.

        Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are significantly higher as a percentage of those segments' total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations.

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues amounted to 7.6%, 6.7% and 6.1%, respectively, in 2005, 2006 and 2007. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 34.3%, 28.8% and 24.6%, respectively, in 2005, 2006 and 2007. Direct operating expenses as a percentage of revenues decreased over the periods under review as a result of increased revenues in both segments. In absolute terms, direct and operating expenses at Television Station Groups increased primarily due to increases in transmission and maintenance expenses, as well as increases in salary expenses. Direct operating expenses as a percentage of Domashny Television Station Group's total operating revenues is higher than that of the CTC Television Station Group reflecting the start-up of operations. As we continue to build upon the Domashny brand, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment's operating revenue.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of CTC and Domashny, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which carries our CTC and Domashny signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached. If our cable television operators were required to charge us transmission fees, we estimate that the annual transmission costs of our Television Station Groups could increase by up to $1.5 million to $2.0 million.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses increased from nil to $0.7 million when comparing 2006 and 2007.

  Selling, general and administrative expenses

	Year ended December 31,
	2005	2006	2007
CTC Network	$(12,384)	$(12,785)	$(14,061)
Change period-to-period	—	3.2%	10.0%
Domashny Network	(4,747)	(5,981)	(6,004)
Change period-to-period	—	26.0%	0.4%
CTC Television Station Group	(13,326)	(13,831)	(18,759)
Change period-to-period	—	3.8%	35.6%
Domashny Television Station Group	(4,609)	(6,628)	(6,645)
Change period-to-period	—	43.8%	0.3%
Eliminations and other	(6,163)	(17,072)	(24,211)

Total	$(41,229)	$(56,297)	$(69,680)

Change period-to-period	—	36.5%	23.8%
% of total operating revenues	17.4%	15.2%	14.8%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        From the end of 2008, we expect our overall selling, general and administrative expense to increase as a result of rent payments on a new facility expected to be available for occupancy by the end of 2008. In late 2006, we entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Cancellation of the preliminary agreements would result in the forfeiture of the security deposit paid of $1.8 million (at exchange rates as of December 31, 2007) and payment of certain other expenses incurred by the landlord on our behalf. The final lease, once entered into, will provide for a base annual rent of approximately $9.1 million (at exchange rates as of December 31, 2007) and annual increases after the second year of between 3% and 6%, based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6.6 million (at exchange rates as of December 31, 2007) to compensate us for a portion of its fit-out costs. The final lease will require us to pay an annual fee for property management and utilities of approximately $1.3 million (at exchange rates as of December 31, 2007) with increases starting in the second year of occupancy indexed to the Russian rate of inflation. Although we expect that we will give up some or all of the office space that we currently lease in connection with our occupancy of this new facility, our annual rent expense upon occupancy of the new facility will be materially in excess of the aggregate rent we currently pay. Moreover, we have not yet determined how the rent expense for the new facility will be allocated among our operating segments.

        CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues amounted to 7.3%, 4.8% and 4.4% in 2005, 2006 and 2007, respectively. The decrease reflects growth in CTC Network's revenues over the periods under review. The increase in selling general and administrative expenses in absolute terms over the periods under review is due in part to increases in salary and benefits and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective July 2006. When comparing 2005 and 2006, the impact of salary increases was offset by the first quarter reduction in the headcount of our CTC Network sales and support personnel by approximately 30 people as a result of our engagement of Video International to make local advertising sales.

        Advertising and promotion expenses were $3.1 million, $3.3 million and $3.1 million, respectively, in 2005, 2006 and 2007.

        Stock-based compensation expense was $0.4 million and $0.1 million, respectively, in 2005 and 2006. Stock-based compensation expense at the CTC Network relates to a stock appreciation right granted to our Chief Executive Officer in 2003. This stock appreciation right became fully vested in the second quarter of 2006. The impact of the Chief Executive Officer's stock options granted in conjunction with the IPO is accounted for at the parent company level.

        Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue amounted to 50.8%, 29.0% and 15.4% in 2005, 2006 and 2007, respectively. This decrease reflects growth in Domashny Network's revenues over the periods under review. Selling, general and administrative expenses increased in absolute terms when comparing 2005 and 2006 primarily due to increases in salaries and benefits, and promotional expenses. Selling, general and administrative expenses increased in absolute terms when comparing 2006 and 2007 primarily due to increases in salaries and benefits offset by decreases in promotional expenses and consulting costs. Advertising and promotion expenses were $1.3 million, $1.5 million and $1.3 million in 2005, 2006 and 2007, respectively.

        As we continue to build the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment's operating revenues.

        CTC and Domashny Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 25.8%, 18.5% and 19.5% in 2005, 2006 and 2007, respectively. The decrease in this expense as a percentage of this segment's total operating revenues when comparing 2005 and 2006 is primary the result of strong revenue growth and the decrease in the headcount of this segment's sales and support personnel. In absolute terms, selling, general and administrative expenses increased for that period primarily due to increases in advertising and promotion expenses. The increase in this expense as a percentage of this segment's total operating revenues when comparing 2006 and 2007 is primarily due to increase in advertising and promotion expense related to an additional advertising campaign in Moscow to promote our 2007 fall season. In absolute terms, selling, general and administrative expenses increased for that period also due to increase in salaries and benefits, and acquisition of new stations. Advertising and promotion expenses amounted to $4.4 million, $5.1 million and $7.9 million in 2005, 2006 and 2007, respectively.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 59.4%, 57.3%, and 38.0% in 2005, 2006 and 2007, respectively. The decrease in this expense as a percentage of this segment's total operating revenues reflects strong revenue growth over the periods under review and decrease in advertising and promotion expenses. Selling, general and administrative expenses increased in absolute terms when comparing 2005 and 2006 primarily due to increases in advertising and promotion, as well as increases in salaries and benefits. Selling, general and administrative expenses increased in absolute terms when comparing 2006 and 2007 primarily due to increase in salaries and benefits offset by decrease in advertising and promotion expense. Advertising and promotion expenses amounted to $1.5 million, $2.0 million and $1.6 million in 2005, 2006 and 2007, respectively.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $5.7 million, $10.2 million and $11.2 million for 2005, 2006 and 2007, respectively. The general rise in these expenses over the three-year period at the corporate level is mainly due to the expansion of our corporate function in order to address the requirements of becoming a publicly traded company. Due to additional headcount, annual compensation increases, and board member fees, salaries and benefits amounted to $2.5 million, $4.5 million, and $6.3 million in 2005, 2006 and 2007, respectively. Additionally, our legal, accounting, consulting and insurance costs amounted to $2.2 million, $4.1 million (including $1.0 million of IPO-related costs) and $3.4 million, in 2005, 2006 and 2007, respectively.

        Corporate stock-based compensation expense amounted to $0.2 million, $7.1 million, and $13.0 million for 2005, 2006 and 2007, respectively. This increase over the periods under review resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO, as well as additional grants of stock options to management in the second and fourth quarters of 2007.

        We expect our general and administrative expenditures at the corporate level to increase during 2008 and subsequent years due to expenses associated with being a publicly traded company, increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

  Amortization of programming rights

	Year ended December 31,
	2005	2006	2007
CTC Network	$(64,768)	$(99,249)	$(124,725)
Change period-to-period	—	53.2%	25.7%
Domashny Network	(9,291)	(15,954)	(23,450)
Change period-to-period	—	71.7%	47.0%
CTC Television Station Group	(2,643)	(2,933)	(5,433)
Change period-to-period	—	10.9%	85.2%
Domashny Television Station Group	(440)	(39)	(132)
Change period-to-period	—	(91.1)%	238.5%
Eliminations and other	(209)	149	209

Total	$(77,351)	$(118,026)	$(153,531)

Change period-to-period	—	52.6%	30.1%
% of total operating revenues	32.6%	31.8%	32.5%

        CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues amounted to 38.4%, 37.5% and 38.8% for 2005, 2006 and 2007, respectively. The increase in amortization of programming rights for the CTC Network over the periods in absolute terms was due primarily to increases in the cost of programming. Effective July 1, 2005, we began amortizing our Russian series and sitcoms on a more accelerated basis, which resulted in an increase in our amortization expense of approximately $4.4 million for 2006 compared to 2005. Impairment charges amounted to $5.4 million, $3.7 million, and $5.7 million for 2005, 2006 and 2007, respectively. Although we expect the acquisition of the Costafilm and Soho Media production companies (if completed) to have a favorable impact on our programming costs over time, we expect our programming costs to continue to increase in 2008 in absolute terms in response to intense competition for quality programming.

        Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues amounted to 99.4%, 77.3%, and 60.0% for 2005, 2006 and 2007, respectively. As 2005 was the first year of operation of Domashny Network, we used programming to build audience share to attract viewers to the new product and to recruit new affiliates. The decrease in Domashny's amortization of programming expense as a percentage of its total operating revenues is primarily the result of increase in revenues. We expect Domashny's amortization of programming expense to decrease as a percentage of its total operating revenues for 2008 as we build on this segment's advertising revenues, but expect that this expense will continue to increase and to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny's audience share.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The investment our owned-and-operated stations make in programming has historically been limited. Governmental authorities recently added an additional term to the broadcast licenses of some of our CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to "local content". We view this action primarily as a positive attempt to standardize the local content requirements in our CTC licenses and in response we have begun to produce additional local programming. This new requirement has and will continue to increase our local programming costs.

  Amortization of sublicensing rights

	Year ended December 31,
	2005	2006	2007
CTC Network	$(2,043)	$(6,773)	$(9,629)
Change period-to-period	—	231.6%	42.2%

Total	$(2,043)	$(6,773)	$(9,629)

Change year-on-year	—	231.6%	42.2%
% of total operating revenues	0.9%	1.8%	2.0%

        Amortization of sublicensing rights was $2.0 million, $6.8 million and $9.6 million for 2005, 2006 and 2007, respectively. From the third quarter of 2005, we began to sublicense Russian series that we had commissioned for the CTC Network, such as Born Not Pretty, Kadets and Peter the Magnificent, to Studio 1+1 in Ukraine. Additionally, we amortized $2.1 million in December 2006 related to the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia. In 2007, we also sold certain Russian mini-series to First Channel in Russia and increased our sales of Russian series to Ukraine, including sales to Studio1+1. Generally, we anticipate that our sublicensing activity will increase in future periods as we explore opportunities to earn supplemental revenues from our Russian programming.

        Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Year ended December 31,
	2005	2006	2007
CTC Network	$(1,111)	$(1,056)	$(1,002)
Change period-to-period	—	(5.0)%	(5.1)%
Domashny Network	(370)	(548)	(631)
Change period-to-period	—	48.0%	15.1%
CTC Television Station Group	(3,865)	(4,945)	(9,243)
Change period-to-period	—	27.9%	86.9%
Domashny Television Station Group	(6,455)	(11,031)	(14,380)
Change period-to-period	—	70.9%	30.4%
Eliminations and other	(2,119)	(2,071)	(2,105)

Total	$(13,920)	$(19,651)	$(27,361)

Change period-to-period	—	41.2%	39.2%
% of total operating revenues	5.9%	5.3%	5.8%

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

        CTC and Domashny Television Station Group.    As a percentage of this segment's operating revenues, CTC Television Station Group's depreciation and amortization expense amounted to 7.5%, 6.6% and 9.6% for 2005, 2006 and 2007, respectively. Depreciation and amortization expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 83.2%, 95.4% and 82.3% for 2005, 2006 and 2007, respectively. The increase in depreciation and amortization over the periods under review in absolute terms was due primarily to the acquisition of new television stations.

        In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of intangible assets as of December 31, 2007, we re-considered our assumption that the broadcasting licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of license renewals and uncertainties in the regulatory environment. As at December 31, 2007, we believe that our history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for our assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, we changed our estimate for the useful lives of broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our broadcasting licenses will not be amortized but will be tested for impairment on an annual basis. We have tested the broadcasting licenses for impairment in the same manner as other indefinite-lived intangible assets before the change in the estimate. No impairment was identified.

        With respect to our amortization expense related to cable network connections, we are in ongoing discussions with Mostelecom regarding our right to be connected to Moscow households added subsequent to 2004. In June 2007, Mostelecom approached us to discuss securing rights to carry our networks' signals over these connections by paying a one-time "connection fee" per household. Included in the proposal were an estimated 270,000 households for CTC Moscow and an estimated 700,000 households for Domashny Moscow. In January 2008, we signed agreements with Mostelecom to secure the right to be connected to households representing approximately one-third of the connections added since 2004 for a total cost of $5.4 million and capitalized such fee as an intangible asset. We are still verifying the existence of the connections to the remaining households and negotiating with Mostelecom to agree on the terms, if any, under which we would pay to secure rights with respect to these connections. We are in the process of analyzing the terms of the agreement with Mostelecom, including factors such as the remaining technical life of Mostelecom's cable network and the estimated useful life of the underlying broadcast licenses to determine the useful life of the intangible asset and its impact on our future financial statements.

        Other.    Other depreciation and amortization expense consists primarily of the amortization expense of $2.0 million recorded in each of the years under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements will be fully amortized by August 2008.

  Foreign currency gains (losses)

	Year ended December 31,
	2005	2006	2007
Foreign currency gains (losses)	$(877)	$1,579	$151
Change period-to-period	—	(280.1)%	(90.4)%

        Prior to January 1, 2006, the gains and losses from the measurement of monetary assets and liabilities that were not denominated in dollars were credited or charged to our consolidated statements of income. Therefore, the foreign currency gains and losses shown in 2005 relate to the impact of exchange rate fluctuations of our ruble-denominated assets.

        Effective January 1, 2006, the functional currency of our Russian subsidiaries changed to the ruble from the US dollar, but we retained the US dollar as our reporting currency. In 2006, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities. In 2007, we experienced insignificant foreign currency gains and losses due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities.

  Interest income

	Year ended December 31,
	2005	2006	2007
Interest income	$3,101	$3,479	$11,002
Change period-to-period	—	12.2%	216.2%

        Our interest income consists of interest earned on our bank accounts. During first half of 2005, a substantial portion of our interest income was attributable to interest earned on a blocked account with a balance of $35.9 million of restricted cash that served as collateral for a loan of the same amount from Raiffeisen Zentralbank to the CTC Network. We entered into this loan arrangement so that we could deduct the interest payments for Russian tax purposes. The blocked account was released in July 2005 when we repaid the loan, and the loan agreement was terminated in February 2006. In 2006, our interest income primarily represents interest earned on our IPO proceeds received in early June 2006. The increase in interest income in 2007 as compared to 2006 is due primarily to interest earned on our increasing cash balances.

  Interest expense

	Year ended December 31,
	2005	2006	2007
Interest expense	$(8,525)	$(1,774)	$(3)
Change period-to-period	—	(79.2)%	(99.8)%

        During 2005 and 2006, our principal interest expense was interest paid on loans extended by Alfa Bank, an affiliate of one of our principal shareholders, and Raiffeisen Zentralbank to the CTC Network. In 2003, we borrowed $35.9 million from Raiffeisen Zentralbank, with interest payable at a rate of 14% per year, plus a 1% annual commission that we accounted for as interest. The various loans outstanding from Alfa Bank for the period under review accrued interest at annual rates that varied from 10.25% to 15%. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". The decrease in interest expense in 2006 is due to the full repayment of our loan with Raiffeisen Zentralbank in the third quarter of 2005 and our loans with Alfa Bank in the second quarter of 2006.

  Gain on sale of businesses

	Year ended December 31,
	2005	2006	2007
Gain on sale of businesses	$—	$919	$747
Change period-to-period	—	—	(18.7)%

        In April 2006, we sold our 85% interests in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a $0.8 million gain on the sale.

        In November 2006, we sold our 100% interest in a radio station located in Samara for total cash consideration of $0.6 million and recognized a $0.1 million gain on the sale.

        In June 2007, we sold our 84% interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

  Other non-operating income (losses)

	Year ended December 31,
	2005	2006	2007
Other non-operating income (losses)	$206	$(200)	$1,168
Change period-to-period	—	(197.1)%	(684.0)%

        In 2007, we sold a building in Omsk for total consideration of $1.8 million and recognized $0.7 million gain on sale.

  Equity in income (losses) of investee companies

	Year ended December 31,
	2005	2006	2007
Equity in income of investee companies	$578	$1,896	$(1,195)
Change period-to-period	—	228.3%	(163.0)%

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it. Beginning in December 2005, we began accounting for our newly acquired Novosibirsk station under the equity method. In 2006, our equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in Kazan station, bringing our ownership to 100%. As a result, the operating results of the Kazan station are not reflected in this line item starting from the acquisition of the remaining interest.

  Income tax expense

	Year ended December 31,
	2005	2006	2007
Income tax expense	$(24,861)	$(48,969)	$(63,176)
Change period-to-period	—	97.0%	29.0%

        Our effective tax rate was approximately 29%, 31% and 31% for 2005, 2006 and 2007, respectively. The increase in our effective tax rate when comparing 2005 to 2006 reflects an increase in non-deductible expenses as a percentage of income before tax offset by the decrease in non-offsettable losses. The increase in non-deductible expenses was primarily due to additional non-deductible stock-based compensation expense in our US entity due to the grant of stock options to members of management upon the closing of the IPO. We are unable to deduct stock-based compensation expense for option grants to employees who are not US residents. The continued decrease in non-offsettable losses in 2007 compared to 2006 was offset by recording an additional tax expense of $2.5 million related to management's decision to pay dividends to our US parent from our CTC Moscow station.

        We do not provide for deferred taxes on the unremitted earnings of our foreign subsidiaries, except for our profitable television stations, as such earnings are generally intended to be reinvested in those operations. The major portion of this unrecognized deferred tax liability is related to our largest Russian subsidiary, CJSC CTC Network. Presently, we intend to redeploy the unremitted earnings of CJSC CTC Network in Russia by investing in that subsidiary's existing operations and by acquiring suitable businesses. However, if this Russian subsidiary were to make its accumulated earnings previously earmarked for acquisitions of Russian businesses available for distribution to our US parent company, we would be required to provide for deferred taxes on those undistributed earnings to the extent they are not invested in that subsidiary's current operations, which would result in a significant increase in our effective tax rate. Currently, we estimate the amount of unrecognized deferred tax liability for such undistributed earnings of this subsidiary to be approximately $29 million as of December 31, 2007. See "Item 1A. Risk Factors—We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses".

  Income attributable to minority interest

	Year ended December 31,
	2005	2006	2007
Income attributable to minority interest	$(2,514)	$(4,918)	$(5,842)
Change period-to-period	—	95.6%	18.8%

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

  Foreign currency translation adjustment

	Year ended December 31,
	2005	2006	2007
Foreign currency translation adjustment	$—	$17,961	$33,791
Change period-to-period	—	—	88.1%

        Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The 2006 amounts included a credit for the translation differences related to a new ruble cost basis established for all non-monetary assets as of January 1, 2003, when the Russian economy ceased to be considered hyperinflationary.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets at December 31, 2006 Compared to December 31, 2007

Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $8.6 million to $11.7 million from December 31, 2006 to December 31, 2007. This increase in accounts receivable is primarily due to an increase in revenue.

Broadcasting licenses

        Broadcasting licenses increased from December 31, 2006 to December 31, 2007 due to the acquisition of a 100% interest in a station in Rostov, the remaining 49% interest in a station in Samara, a 100% interest in a station in Vladivostok, the remaining 50% interest in a station in Kazan, a 51% interest in four stations in Irkutsk, a 100% interest in a station in Stavropol and a 100% interest in a station in Ussuriysk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions."

Programming rights

        Programming rights increased from December 31, 2006 to December 31, 2007 due to increased volume of foreign programming acquired at the end of 2007 and the effect of cost inflation for Russian-produced programming.

Accounts Payable

        Accounts payable increased primarily due to increase in amounts due for purchases of programming rights.

Liquidity and Capital Resources

        We have financed our operations to date through cash from operations, loans from Alfa Bank, the private placement of equity and our IPO that closed in June 2006. At December 31, 2007, we had $307.1 million in cash and cash equivalents.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2005	2006	2007
	(in thousands)
Net cash provided by operating activities:	$38,660	$116,784	$158,023
Net cash used in investing activities:	(13,181)	(23,604)	(37,591)
Net cash provided by (used in) financing activities:	(38,922)	65,356	733

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased significantly over the periods under review principally because of the substantial increase in advertising revenues over these periods. Our advertising revenue was $232.4 million, $357.3 million and $452.7 million, respectively, for 2005, 2006 and 2007.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of sublicensing and programming rights. Our cash expenditure for the acquisition of sublicensing and programming rights was $98.4 million, $133.6 million and $176.8 million during 2005, 2006 and 2007, respectively, exceeding our programming rights and sublicensing rights amortization expense in each of these years. Programming rights and sublicensing rights amortization was $79.4 million, $124.8 million and $163.2 million, respectively, during 2005, 2006 and 2007. We expect that, in 2008, our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In 2005, cash used in investing activities consisted of $7.6 million (net of cash acquired) paid in December 2005 towards the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In 2006, we paid an additional $1.8 million in connection with the completion of the acquisition of a 50% interest in a station in Novosibirsk and a 100% interest in a station in Voronezh. In 2006, we also paid $7.0 million (net of cash acquired) for the acquisition of a 51% interest in each of two television stations in Barnaul, $11.0 million (net of cash acquired) for the acquisition of a 100% interest in one station located in Samara and $1.6 million (net of cash acquired) for the acquisition of a 100% interest in a station in Kemerovo. Additionally, we paid approximately $1.0 million as deposits for station acquisition opportunities in Vladivostok and Rostov. We also received $1.0 million from the sale of our 85% interests in two radio stations located in Perm in April 2006. In 2007 we paid $6.5 million (net of cash acquired) to acquire the remaining 49% interest in a CTC station in Samara and a 100% interest in a Domashny station in Rostov. We also paid $2.2 million (net of cash acquired) for the acquisition of a 100% interest in a Domashny station in Vladivostok, $3.8 million for the acquisition of a 100% interest in a Domashny station in Stavropol, $10.4 million for the acquisition of 51% interest in two CTC and two Domashny stations in Irkutsk, $9.6 million for the acquisition of the remaining 50% interest in a station in Kazan, and $2.0 million for the acquisition of a 100% interest in a CTC station in Ussuriysk. Additionally, we paid the remaining $0.3 million for a 100% interest in a station in Kemerovo acquired in 2006. In 2005, 2006 and 2007, we spent $6.1 million and $3.9 million and $5.6 million, respectively, on capital expenditures, primarily the purchase of broadcasting, transmission and video editing equipment, and office and computer equipment.

        Cash from financing activities fluctuated significantly between the periods primarily due to proceeds from and repayments of loans from Alfa Bank and Raiffeisen Zentralbank to the CTC Network and, in 2006, the receipt of net proceeds from our IPO. In 2005, we repaid the $24.0 million loan that CTC Network had borrowed from Alfa Bank in 2004. In July 2005, we repurchased preferred and common shares equivalent to 13,283,200 shares of common stock (calculated on as as-if-converted to common stock basis) for approximately $54.0 million. To finance this repurchase and to fund working capital, we borrowed an aggregate of $68.0 million from Alfa in the second half of 2005, and had repaid $27.0 million of these borrowings by the end of 2005. Also in 2005, we repaid $35.9 million due to Raiffeisen Zentralbank. This repayment resulted in restricted cash decreasing by $35.9 million as Raiffeisen Zentralbank released the restriction on a deposit that served as a pledge for the loan. In 2006, we borrowed $19.0 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60.0 million to fully extinguish our Alfa Bank borrowings. As of December 31, 2006 and 2007, we had only $0.2 million in borrowings outstanding, consisting primarily of a promissory note due in 2012 that was recorded as a contingent liability in the acquisition of one of our regional stations. Upon closing our IPO in 2006, we received $105.0 million in net proceeds and $5.9 million from the exercise of stock options. In 2006 we paid $3.8 million in dividends to minority shareholders of our owned-and-operated stations. In 2007, we received $6.6 million from the exercise of stock options and paid $5.8 million in dividends to minority shareholders of our owned-and-operated stations.

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

  Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, transmission and satellite fees and leasehold obligations as of December 31, 2007:

	Payments Due by Period
	Total	Through 2008	2009 through 2010	2011 through 2012	Thereafter
	(in thousands)
Acquisition of programming rights	$206,464	$121,239	$85,225	$—	$—
Acquisition of format rights	6,719	5,385	1,334	—	—
Transmission and satellite fees	59,986	10,707	22,213	27,066	—
Leasehold obligations(1)	9,744	3,044	1,249	1,234	4,217

Total(2)	$282,913	$140,375	$110,021	$28,300	$4,217

(1)
The amounts shown exclude leasehold obligations that would arise upon our entering into final lease agreements for the 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Selling, general and administrative expenses".

(2)
FIN No. 48 liabilities in the amount of $298 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued FASB Statement No. 157 (SFAS No. 157), Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on our financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R to have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective on January 1, 2009. We are currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on our financial statements.

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

        Prior to 2006, contracts for the placement of advertising (our principal source of revenue) were denominated primarily in US dollars. Because our expenses were also primarily denominated in US dollars, the impact on our results of ruble depreciation was insignificant. Beginning in January 2006, substantially all new advertising contracts between Video International and advertisers are ruble-denominated with the result that substantially all of our advertising revenues in 2007 were denominated in rubles as our longer-term advertising contracts denominated in US dollars expire and are replaced.

        In response, we shifted a substantial majority of our expenditures from dollars to rubles. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the US dollar, rubles held in banks and other ruble-denominated assets and liabilities could fluctuate in line with any change in the value of the ruble. Prior to 2006, changes in the value of our ruble-denominated monetary assets and liabilities resulted in foreign currency gains or losses in our income statement. However, effective January 1, 2006, we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are no longer included in net income, but are instead included as part of other comprehensive income. A substantial decline in the value of the Russian ruble against the US dollar could materially adversely affect our results of operations.

        The following table provides information about our financial instruments denominated in a foreign currency and presents such information in US dollar equivalents (in thousands). All of our instruments that are sensitive to foreign currency exchange rates are denominated in rubles.

December 31, 2007
Cash equivalents	$181,118
Taxes reclaimable	4,660
Taxes payable	13,584
Long-term loans	224
Closing ruble/US dollar exchange rate	24.5462

        Although we have trade accounts receivable and payable denominated in rubles, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company's chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2007, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
February 28, 2008

Item 9B.    Other Information.

        On February 29, 2008, we entered into an amendment to the Purchase Agreement in respect of Channel 31 dated January 25, 2008 with "Art Media Capital" Closed Unit Investment Fund of Risk Investments, under the management of Kazkommerts Securities JSC, a joint stock corporation organized under the laws of the Republic of Kazakhstan (the "Seller"); Verny Capital JSC, a joint stock company organized under the laws of the Republic of Kazakhstan; "Vernye Investitsyi" Closed Unit Investment Fund of Risk Investments; and Channel 31.

        Pursuant to this amendment, among other things, $10 million of the total purchase price of $65 million has been retained by us pending the completion of the transfer of ownership of six regional television stations to Channel 31, and receipt of applicable anti-monopoly approvals in connection with such transfers. Pursuant to the amendment, such additional actions and payment are to be completed before the end of the first quarter of 2008. The acquisition of our interest in Channel 31 closed on February 29, 2008.

        The foregoing summary is qualified in its entirety by reference to the Amendment filed as exhibit hereto as Exhibit 10.71.1 to this Annual Report on Form 10-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is posted on the "Corporate Governance" section of our website, www.ctcmedia.ru. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)   Financial Statements and Schedules

    (1)
    Financial Statements—see "Index to Consolidated Financial Statements" on page F-1

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
February 28, 2008

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,542	$307,073
Trade accounts receivable, net of allowance for doubtful accounts (2006—$563; 2007—$435) (including accounts receivable from related parties: 2006—$1,468; 2007—$2,138)	8,640	11,690
Taxes reclaimable	4,399	4,843
Prepayments (including prepayments to related parties: 2006—$365; 2007—$1,990)	38,302	35,128
Programming rights, net	41,634	63,023
Deferred tax assets	6,263	12,938
Other current assets	2,875	3,342

TOTAL CURRENT ASSETS	278,655	438,037

RESTRICTED CASH	120	180
PROPERTY AND EQUIPMENT, net	22,388	24,768
INTANGIBLE ASSETS, net:
Broadcasting licenses	43,387	74,254
Trade names	5,888	6,828
Network affiliation agreements	3,333	1,333
Other intangible assets	763	801

Net intangible assets	53,371	83,216
GOODWILL	70,768	78,674
PROGRAMMING RIGHTS, net	24,267	36,161
SUBLICENSING RIGHTS, net	7,611	2,591
INVESTMENTS IN AND ADVANCES TO INVESTEES	9,319	6,557
PREPAYMENTS	8,713	12,026
DEFERRED TAX ASSETS	9,077	11,326
OTHER NON-CURRENT ASSETS	508	1,144

TOTAL ASSETS	$484,797	$694,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable (including accounts payable to related parties: 2006—$676; 2007—$516)	13,353	25,846
Accrued liabilities	6,108	4,653
Taxes payable	11,528	14,507
Deferred revenue (including deferred revenue from related parties: 2006—$54; 2007—nil)	12,440	11,866
Deferred tax liabilities	2,937	1,350

TOTAL CURRENT LIABILITIES	46,366	58,222

LONG TERM LOANS	210	224
DEFERRED TAX LIABILITIES	14,080	21,160
MINORITY INTEREST	3,124	3,182
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2006—151,505,672; 2007—152,124,096)	1,515	1,521
Additional paid-in capital	327,587	348,752
Retained earnings	73,954	209,867
Accumulated other comprehensive income	17,961	51,752

TOTAL STOCKHOLDERS' EQUITY	421,017	611,892

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$484,797	$694,680

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2005	2006	2007
REVENUES:
Advertising (including revenue from related parties of $981, $1,740 and $4,522 in 2005, 2006 and 2007, respectively)	$232,410	$357,334	$452,669
Sublicensing (including revenue from related parties of $2,596, $8,241 and $10,862 in 2005, 2006 and 2007, respectively)	3,088	11,322	17,006
Other revenue (including revenue from related parties of $12, $10 and $18 in 2005, 2006 and 2007, respectively)	1,979	2,178	2,381

Total operating revenues	237,477	370,834	472,056

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $12,377, $15,108 and $24,652 in 2005, 2006 and 2007, respectively; and inclusive of stock-based compensation of nil, $64 and $665 in 2005, 2006 and 2007, respectively)	(12,747)	(15,774)	(18,794)
Selling, general and administrative (exclusive of depreciation and amortization of $1,543, $4,543 and $2,709 in 2005, 2006 and 2007 respectively; and inclusive of stock-based compensation of $599, $7,091 and $13,029 in 2005, 2006 and 2007, respectively)	(41,229)	(56,297)	(69,680)
Amortization of programming rights	(77,351)	(118,026)	(153,531)
Amortization of sublicensing rights	(2,043)	(6,773)	(9,629)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(13,920)	(19,651)	(27,361)

Total operating expenses	(147,290)	(216,521)	(278,995)

OPERATING INCOME	90,187	154,313	193,061
FOREIGN CURRENCY GAINS (LOSSES)	(877)	1,579	151
INTEREST INCOME (including interest income from related parties of $217, $237 and $315 in 2005, 2006 and 2007, respectively)	3,101	3,479	11,002
INTEREST EXPENSE (including interest expense from related parties of $5,157, $1,762 and nil in 2005, 2006 and 2007, respectively)	(8,525)	(1,774)	(3)
GAINS ON SALE OF BUSINESSES	—	919	747
OTHER NON-OPERATING (LOSSES) INCOME, net	206	(200)	1,168
EQUITY IN INCOME (LOSSES) OF INVESTEE COMPANIES	578	1,896	(1,195)

Income before income tax and minority interest	84,670	160,212	204,931

INCOME TAX EXPENSE	(24,861)	(48,969)	(63,176)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(2,514)	(4,918)	(5,842)

NET INCOME	$57,295	$106,325	$135,913

Foreign currency translation adjustment	—	17,961	33,791

COMPREHENSIVE INCOME	$57,295	$124,286	169,704

Net income attributable to preferred stockholders	$(26,134)	$(20,621)	$—

Net income attributable to common stockholders	$31,161	$85,704	$135,913

Net income per share attributable to common stockholders—basic	$0.39	$0.73	$0.90

Net income per share attributable to common stockholders—diluted	$0.37	$0.69	$0.86

Weighted average common shares outstanding—basic	79,339,024	117,880,814	151,731,780

Weighted average common shares outstanding—diluted	154,344,956	154,077,957	158,311,967

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,295	$106,325	$135,913
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(3,860)	(9,615)	(14,699)
Depreciation and amortization	13,920	19,651	27,361
Amortization of programming rights	77,351	118,026	153,531
Amortization of sublicensing rights	2,043	6,773	9,629
Stock-based compensation expense	599	7,155	13,694
Gain on disposal of property and equipment	(159)	(174)	(662)
Gain on sale of businesses	—	(919)	(747)
Equity in (income) losses of unconsolidated investees	(578)	(1,896)	1,195
Income attributable to minority interest	2,514	4,918	5,842
Foreign currency (gains) losses	877	(1,579)	(151)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,993)	(1,068)	124
Prepayments	(5,804)	716	3,025
Other assets	(20)	(2,153)	(2,330)
Accounts payable and accrued liabilities	(6,187)	(1,138)	2,049
Deferred revenue	1,471	2,732	(3,537)
Other liabilities	(28)	1,942	2,161
Dividends received from equity investees	644	713	2,427
Acquisition of programming and sublicensing rights (including acquisition from related parties of $795, $1,000 and $12,287 in 2005, 2006 and 2007, respectively)	(98,425)	(133,625)	(176,802)

Net cash provided by operating activities	38,660	116,784	158,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(5,829)	(3,650)	(5,076)
Acquisitions of intangibles	(274)	(224)	(564)
Acquisitions of businesses, net of cash acquired	(7,650)	(21,897)	(34,833)
Proceeds from sale of businesses, net of cash disposed	—	1,482	827
Proceeds from sale of property and equipment	624	673	2,055
Other	(52)	12	—

Net cash used in investing activities	(13,181)	(23,604)	(37,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	—	105,041	—
Common stock issuance costs	—	(394)	—
Proceeds from exercise of stock options	157	5,855	6,582
Repurchase of stock	(53,954)	—	—
Proceeds from loans	68,000	19,000	—
Repayments of loans	(86,912)	(60,384)	—
(Increase) decrease in restricted cash	35,856	(12)	(60)
Dividends paid to minority interest	(2,069)	(3,750)	(5,789)

Net cash provided by (used in) financing activities	(38,922)	65,356	733

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(934)	2,706	9,366

Net increase (decrease) in cash and cash equivalents	(14,377)	161,242	130,531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,677	15,300	176,542

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,300	$176,542	$307,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid (including interest paid to related parties of $5,130, $1,846 and nil in 2005, 2006 and 2007, respectively)	$8,353	$1,948	—
Income tax paid	$27,501	$57,896	$75,296

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands of US dollars, except share data)

	Outstanding common shares	Outstanding Convertible Class A Senior Preferred shares	Outstanding Convertible Super Senior Preferred shares	Common stock	Preferred stock	Additional Paid-in capital	Treasury Shares	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income	Subscription and Stockholders' (receivable)/ payable	Stockholders' Equity
DECEMBER 31, 2004	83,970,400	35,664	47,675	$840	$1	$209,999	$—	$(35,841)	$—	$(60)	$174,939

Programming rights received from programming distributor	—	—	—	—	—	—	—	—	—	60	60
Fair value of stock options granted	—	—	—	—	—	599	—	—	—	—	599
Stock options exercised	1,827,200	—	—	18	—	142	—	—	—	—	160
Issuance of shares in connection with acquisition of minority interest	(12,972,800)	(388)	—	—	—	—	(53,955)	—	—	—	(53,955)
Cancellation of treasury stock	—	—	—	(130)	—	—	53,955	(53,825)	—	—	0
Net income	—	—	—	—	—	—	—	57,295	—	—	57,295

DECEMBER 31, 2005	72,824,800	35,276	47,675	$728	$1	$210,740	—	$(32,371)	—	—	$179,098

Fair value of stock options granted	—	—	—	—	—	7,155	—	—	—	—	7,155
Stock options exercised	4,410,324	—	—	44	—	5,811	—	—	—	—	5,855
Conversion of preferred stock	66,360,800	(35,276)	(47,675)	664	(1)	(663)	—	—	—	—	—
Common stock issued	7,909,748	—	—	79	—	104,544	—	—	—	—	104,623
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	17,961	—	17,961
Net income	—	—	—	—	—	—	—	106,325	—	—	106,325

DECEMBER 31, 2006	151,505,672	—	—	$1,515	$—	$327,587	—	$73,954	$17,961	$—	$421,017

Fair value of stock options granted	—	—	—	—	—	13,695	—	—	—	—	13,695
Stock options exercised	618,424	—	—	6	—	7,470	—	—	—	—	7,476
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33,791	—	33,791
Net income	—	—	—	—	—	—	—	135,913	—	—	135,913

DECEMBER 31, 2007	152,124,096	—	—	$1,521	$—	$348,752	$—	$209,867	$51,752	$—	$611,892

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company's network operations, including its relationships with its independent affiliates, are managed by CTC and Domashny Networks (the "Networks"), its television entertainment network subsidiaries. CTC and Domashny Television Station Groups (the "Television Stations Group") manage the owned-and-operated affiliate stations and repeater transmitters. The Company generates substantially all of its revenues from the sale of television advertising, on both a national and regional basis. At the national level, this advertising is placed on the Networks through Video International ("Video International"), an advertising sales house (Note 15). Effective January 1, 2006, Video International began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups as well. The Company also generates sublicensing revenue primarily from sublicensing of programming rights.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Minority interest represents a minority owner's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

        The principal subsidiaries included in the accompanying consolidated financial statements are ZAO CTC Network ("CTC Network"), ZAO New Channel ("Domashny Network"), OOO Marathon TV ("CTC-Moscow"), ZAO 6th Channel ("CTC-St. Petersburg"), OAO Teleexpress ("Domashny-Moscow") and ZAO Nevsky Channel ("Domashny-St. Peterburg"). CTC Media, Inc.'s ownership interests in these subsidiaries at December 31, 2005, 2006 and 2007 are as follows:

	2005	2006	2007
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Television Station Groups
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	99.9%	99.9%	99.9%
Domashny-St. Petersburg	100.0%	100.0%	100.0%

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Segments

        The Company operates in four business segments—CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. The Company evaluates performance based on the operating results of each segment, among other performance measures (Note 16).

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair value for the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Foreign Currency Translation

        Prior to January 1, 2006, the Company's functional currency was the US dollar. However, as a result of a change in the contractual arrangement between Video International and advertisers that took place in January 2006, the Company's revenues starting from 2006 were primarily denominated in rubles. Accordingly, the Company reevaluated the functional currency criteria under Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, and determined that, beginning in 2006, the functional currency of its subsidiaries domiciled in Russia is the ruble. No restatement of comparative numbers was made for the change in functional currency. The change was adopted prospectively beginning January 1, 2006 in accordance with SFAS No. 52. Therefore, the financial statements of the Company's subsidiaries domiciled in Russia for the years ended December 31, 2006 and 2007 were translated into US dollars using the current rate method. Assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates. Stockholders' equity was translated at the applicable historical rates. Revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

Revenue Recognition

        The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. The advertising sales commissions amounted to $35,875, $59,660 and $61,443 in 2005, 2006 and 2007, respectively.

        Effective 2005, the Company entered into new sales agreements with Video International for both the CTC and Domashny Networks. Under these agreements, the Company paid signing fees in the amount of $9,900 in May 2005. These signing fees were capitalized (included in prepayments) and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expensed (included in advertising sales commissions) ratably over the underlying contractual term, which is three years.

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

        For foreign and Russian-produced movies, foreign series and sitcoms, foreign and Russian-produced animation, the Company amortizes the cost of the programming on a straight-line basis over the expected number of runs consistent with the expected revenue generation pattern. Russian-produced shows which the Company commissions are expensed as aired.

        For Russian-produced series and sitcoms, the Company's previous policy was to amortize the costs of programming on a straight-line basis over the estimated number of runs, generally not more than three runs. Effective July 1, 2005, the Company changed its amortization policy. The policy was changed based on the performance of past runs and expected future revenue generation patterns. After the change, series with twenty episodes or less and sitcoms, irrespective of the number of episodes, are amortized 45% after the first run, 35% after the second run and 20% after the third run when a license provides for three or more runs. When a license provides for two runs, such series and sitcoms are amortized 60% after the first run and 40% after the second run. Series with more than twenty episodes are amortized 60% after the first run, 30% after the second run and 10% after the third run when a license provides for three or more runs. When a license provides for two runs, such series are amortized 70% after the first run and 30% after the second run.

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

        Unamortized programming rights expected to be used within one year are classified as current assets.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sublicensing Rights

        Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on the Company's own networks. Sublicensing rights principally consist of production costs, development and format costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The Company accounts for sublicensing rights in accordance with American Institute of Certified Public Accountants Statement of Position 00-2, Accounting by Producers or Distributors of Films. The amount of capitalized sublicensing rights recognized as cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode's revenues recognized for such period to the television episode's estimated remaining ultimate revenues. These estimates are revised periodically and projected losses, if any, are provided in full.

Property and Equipment

        Property and equipment are stated at historic acquisition cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years. Maintenance and repair costs are expensed as incurred, while upgrades and improvements are capitalized.

        At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income and comprehensive income.

Goodwill and Intangible Assets

        The Company classifies intangible assets as indefinite-lived or definite-lived intangible assets. As of December 31, 2006 and 2007, its indefinite-lived intangible assets consisted of trade names and its definite-lived intangible assets primarily consisted of broadcast licenses and network affiliation agreements, both of which are amortized on a straight-line basis over the estimated useful life of each asset. These assets are stated at cost less accumulated amortization.

        During the periods ended December 31, 2005, 2006 and 2007, broadcasting licenses were amortized over the period of their estimated useful life which was five years. In accordance with its policy on intangible assets, the Company reviews the estimated useful lives of these assets on an ongoing basis. In connection with its review of the useful life of intangible assets as of December 31, 2007, the Company re-considered its assumption that the broadcasting licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of renewals and uncertainties in the regulatory environment. As at December 31, 2007, the Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for its assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, the Company changed its estimate for the useful lives of broadcasting licenses to indefinite to better reflect the estimated periods during which it will benefit from the use of such licenses. The Company tested the broadcasting

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

licenses for impairment in the same manner as other indefinite-lived intangible assets concurrent with the change in estimated useful life to indefinite. No impairment was identified.

        Goodwill represents the excess of acquisition costs over the Company's share of fair value of the net assets of acquired businesses. Indefinite-lived intangible assets and goodwill are not subject to amortization but are tested for impairment at least annually.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, as of the beginning of the fourth quarter, or between annual tests if events or changes in circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is less than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, the Company compares fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired.

        The Company completed its goodwill and indefinite-lived intangible assets impairment tests in the fourth quarter of 2007, and no impairment has been recognized through December 31, 2007.

Long-Lived Assets

        Long-lived assets, including property and equipment and definite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, an impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepayments

        Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2006 and 2007, prepayments for programming rights were $37,323 and $41,581, respectively.

Cash and Cash Equivalents

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of three months or less as cash and cash equivalents.

        Of the $307,073 cash balance the Company had as of December 31, 2007, it held cash with a dollar-equivalent value of $203,434 in Russian banks, including subsidiaries of foreign banks. Management periodically reviews the credit worthiness of the banks in which it holds its cash.

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

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN No. 48") Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 which clarifies the accounting for uncertainty in income tax positions. The income tax positions are recognized if it is more likely than not that they will be sustained on audit, including resolution of related appeals or litigation processes, if any, and are measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company uses the liability method of accounting for income taxes required by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carryforwards which are expected to be realized. A valuation allowance for deferred tax assets is established when it is more likely than not that all or a portion of deferred tax assets will not be realized (Note 12).

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2006 and 2007 were $10,323, $11,919 and $13,915, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pensions

        The Company contributes to the local state pension and social funds on behalf of all its employees in Russia. In Russia, all social contributions, including contributions to the pension fund, were substituted with a unified social tax ("UST") calculated by the application of a regressive rate from 26% to 2% of the annual gross remuneration of each employee. These contributions are expensed as incurred.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income. Accumulated other comprehensive income includes foreign currency translation adjustments. For the year ended December 31, 2005, comprehensive income for the Company is equal to net income. For the years ended December 31, 2006 and 2007, as a result of the change in functional currency described previously in this Note, total comprehensive income included, in addition to net income, the effect of translating the ruble-denominated financial statements of subsidiaries domiciled in Russia into the Company's reporting currency, in accordance with SFAS No. 52.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, under the modified prospective method. Under SFAS No. 123 (R), companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income and comprehensive income; pro forma disclosures are no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Because the Company had previously accounted for its stock-based compensation plans under the fair value provisions of SFAS No. 123, the Company's adoption did not significantly impact its financial position or its results of operations.

        The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate (Note 13). Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as stock-based compensation expense on a straight-line basis over the service period.

        Although the Company had an insignificant number of stock options outstanding that were accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, net income as reported in the period presented equals pro forma net income as determined

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

using the fair value method to determine total stock-based compensation expense since these stock options were fully vested.

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

New and Recently Adopted Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 ("FIN No. 48"). FIN No. 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 scopes out income taxes from SFAS No. 5, Accounting for Contingencies. On January 1, 2007, we adopted FIN No. 48. The adoption of this interpretation did not have a significant impact on the Company's consolidated results of operations or financial position (Note 15).

        In June 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) ("EITF No. 06-03"). EITF No. 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF No. 06-03 became effective for fiscal years beginning after December 15, 2006. The adoption of ETIF No. 06-03 did not have any effect on the Company's consolidated financial position or results of operations.

        In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB No. 108"). SAB No. 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's consolidated results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on its financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R to have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective on January 1, 2009. The Company is currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on its financial statements.

3. NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2005, 2006 and 2007 is computed on the basis of the weighted average number of common shares outstanding, using the "two-class" method. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2005, 2006 and 2007, was nil, 4,968,556 and 1,104,375, respectively. All potential shares of common stock from the assumed conversion of convertible preferred stock have been included in the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

diluted earnings calculation for the year ended December 31, 2005 and 2006. No convertible preferred stock was outstanding at December 31, 2006 or 2007.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2005	2006	2007
Net income	$57,295	$106,325	$135,913
Net income attributable to preferred stockholders	(26,134)	(20,621)	—

Net income attributable to common stockholders	$31,161	$85,704	$135,913

Weighted average common shares outstanding—basic
Common stock	79,339,024	117,880,814	151,731,780
Dilutive effect of:
Convertible preferred stock	66,538,400	28,362,400	—
Common stock options and SARs	8,467,532	7,834,743	6,580,187

Weighted average common shares outstanding—diluted	154,344,956	154,077,957	158,311,967

Net income per share attributable to common stockholders:
Basic	$0.39	$0.73	$0.90
Diluted	$0.37	$0.69	$0.86

        The numerator used to calculate diluted net income per common share for 2005, 2006 and 2007 was net income.

4. INVESTMENT TRANSACTIONS

Acquisitions in 2005

        In December 2005, the Company acquired a 100% interest in OOO PKF Radiosvyaz, a station in Voronezh, for $1,150, consisting of $1,000 in cash consideration and direct transaction costs of $150 charged by Alfa Group (Note 14). This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $1,426 to broadcasting licenses.

        In December 2005, the Company acquired a 50% interest in OOO TV Station Mir, a station in Novosibirsk, for $8,200, consisting of $8,000 in cash consideration and direct transaction costs of $200 charged by Alfa Group (Note 14). This acquisition was accounted for under the equity method.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

Acquisitions in 2006

        In April 2006, the Company acquired a 51% interest in each of two television stations in Barnaul, OOO Vega-TV and OOO Tekhnicheskiy Zentr "Vecher", for cash consideration of $3,500 each. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $8,940 to broadcasting licenses.

        In April 2006, the Company acquired a 100% interest in ZAO Orion TV, a station in Samara, for a total purchase price of $11,500, consisting of $11,124 in cash consideration and $376 in debt assumed. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,372 to broadcasting licenses and $1,536 to property and equipment.

        In November 2006, the Company acquired a 100% interest in OOO TC Kemerovo Tom, a station in Kemerovo, for a total purchase price of $1,663. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,117 to broadcasting licenses.

Disposals in 2006

        In April 2006, the Company sold its 85% interests in two radio stations in Perm, ZAO Music Radio and OOO Radio Maximum, for total cash consideration of $1,000 and recognized a gain of $782.

        In December 2006, the Company sold its 100% interest in radio station in Samara, OOO Sozvezdie Orion, for total cash consideration of $600 and recognized a gain of $137.

Acquisitions in 2007

        In February 2007, the Company acquired a 100% interest in OOO Programma, Service, Montazh, a station in Rostov-on-Don, for a total purchase price of $2,713, consisting of $2,608 in cash consideration and $105 in short-term debt assumed. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,597 to broadcasting licenses.

        In February 2007, the Company acquired the remaining 49% interest in ZAO Radio-Volga-TV, a station in Samara, for a total cash consideration of $4,603, bringing its ownership in this station to 100%. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $5,192 to broadcasting licenses.

        In May 2007, the Company acquired a 100% interest in OOO Kontinent-50, a station in Vladivostok, for a total cash consideration of $2,509. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,430 to broadcasting licenses.

        In July 2007, the Company acquired a 100% interest in OOO Grand, which in turn owns 50% of ZAO Channel 6, a station in Kazan, thus increasing the Company's investment in this station from 50% to 100%. Total cash consideration was $10,000. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,225 to broadcasting licenses.

        In July 2007, the Company also acquired a 49% interest in each of the four stations in Irkutsk and Irkutsk region, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region, for a total purchase price of $12,241, $9,901 of which was paid in cash as of December 31, 2007. The remaining $2,340 of the purchase price will be payable in cash upon receipt of certain regional broadcasting licenses. In September 2007, the Company acquired another 2% of each of these companies for total cash consideration of $499, bringing its ownership in OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region up to 51%. This acquisition was accounted for under the purchase method. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $13,292 to broadcasting licenses.

        In August 2007, the Company acquired 100% of OOO Stavropolskaya Veshatelnaya Corporatsiya, a station in Stavropol, for a total cash consideration of $3,800. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,877 to broadcasting licenses.

        In December 2007, the Company acquired 100% of OOO Region-25, a station in Ussuriysk, for a total cash consideration of $2,000. This acquisition was accounted for under the purchase method. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,632 to broadcasting licenses.

Disposals in 2007

        In June 2007, the Company sold its 84% interest in a radio station in Omsk, ZAO Zodiak Radio, for total consideration of $751 and recognized a gain of $747.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2006 and 2007 comprise the following:

	2006	2007
Historical cost	$177,012	$268,657
Accumulated amortization	(111,111)	(169,473)

Net book value	$65,901	$99,184

Current portion	$41,634	$63,023
Non-current portion	$24,267	$36,161

        During 2005, 2006 and 2007, the Company recognized impairment charges on programming rights of $5,356, $3,741 and $5,707, respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated statements of income and comprehensive income.

6. SUBLICENSING RIGHTS, NET

        Sublicensing rights as of December 31, 2006 and 2007 comprise the following:

	December 31,
	2006	2007
Released, less amortization	$5,183	$1,610
Completed and not released	928	981
In production	717	—
In development or pre-production	783	—

Net book value	$7,611	$2,591

        As of December 31, 2007, the Company expects approximately $2,077 of the sublicensing rights, including the entire $1,610 balance of unamortized sublicensing rights for released products, to be amortized during the twelve-month period ending December 31, 2008.

        The Company recognized impairment charges on sublicensing rights of nil, $233 and nil in 2005, 2006 and 2007, respectively. The impairment charges are included in amortization of sublicensing rights in the accompanying consolidated statements of income and comprehensive income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2006 and 2007 comprise the following:

	Useful life, years	2006	2007
Cost:
Broadcasting equipment	7	$24,534	$25,658
Buildings	10–25	11,040	12,162
Office equipment	3	7,131	8,154
Vehicles	5	824	1,197
Construction in progress		—	536

Total cost		$43,529	$47,707
Accumulated depreciation		(21,141)	(22,939)

Net book value		$22,388	$24,768

        Depreciation expense was $3,183, $4,618 and $5,470 in 2005, 2006 and 2007, respectively.

8. INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2006 and 2007 comprise the following:

	2006		2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$69,848	$(26,461)	$122,710	$(48,456)
Network affiliation agreements	10,000	(6,667)	10,000	(8,667)
Trade names	5,888	—	6,828	—
Other intangible assets	2,938	(2,175)	4,398	(3,597)

Total	$88,674	$(35,303)	$143,936	$(60,720)

        Amortization expense was $10,737, $15,033 and $21,891 in 2005, 2006 and 2007, respectively.

        During the years ended December 31, 2005, 2006 and 2007 the Company's trade names had indefinite useful life, and the broadcasting licenses, network affiliation agreements and other intangible assets were amortized over the period of 5 years. As discussed in Note 2, effective January 1, 2008 the Company has changed the estimated useful life of broadcasting licenses to indefinite. Hence, from January 1, 2008, the broadcasting licenses will not be amortized but will be tested for impairment on an annual basis.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. INTANGIBLE ASSETS, NET (Continued)

        Estimated amortization expenses for the next five years related to amortizable intangible assets are as follows:

For the year ended December 31, 2008	$1,699
For the year ended December 31, 2009	126
For the year ended December 31, 2010	113
For the year ended December 31, 2011	105
For the year ended December 31, 2012	91

$2,134

9. GOODWILL

        Goodwill as of December 31, 2005, 2006 and 2007 comprises the following:

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Total
Balance as of December 31, 2005	$36,538	$17,858	$2,143	$11,734	$68,273
Reversal of contingent income tax liability (Note 15)	—	—	—	(1,023)	(1,023)
Foreign currency translation adjustment	—	1,821	275	1,422	3,518

Balance as of December 31, 2006	36,538	19,679	2,418	12,133	70,768
Reversal of contingent income tax liability (Note 15)	—	—	—	(885)	(885)
Foreign currency translation adjustment	6,306	1,431	176	878	8,791

Balance as of December 31, 2007	$42,844	$21,110	$2,594	$12,126	$78,674

10. INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2006 and 2007, the Company's principal equity investees comprise the following:

	Ownership interest	2006	Ownership interest	2007
Television Stations:
CTC-Kazan	50%	$564	—	—
CTC-Novosibirsk	50%	8,721	50%	$6,509
Other Television Stations	21-50%	34	21-50%	48

Total investments and advances to investees		$9,319		$6,557

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. ACCRUED LIABILITIES

        As of December 31, 2006 and 2007, the Company's accrued liabilities comprise the following:

	2006	2007
Accrued liabilities consist of:
Bonuses and accrued vacation	$2,394	$2,991
Auditing and consulting services	1,376	213
Tax contingencies and accruals for unrecognized income tax benefits	876	636
Other accrued liabilities	1,462	813

Total accrued liabilities	$6,108	$4,653

12. INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2005	2006	2007
Pretax income (loss):
Domestic	$(6,327)	$(17,764)	$(23,793)
Foreign	90,997	177,976	228,724

	$84,670	$160,212	$204,931

        The following is the Company's significant components of the provision for income taxes:

	2005	2006	2007
Domestic—current	$(389)	$(388)	$(722)
Foreign—current	(28,332)	(58,196)	(77,153)
Domestic—deferred	300	(148)	(2,497)
Foreign—deferred	3,560	9,763	17,196

	$(24,861)	$(48,969)	$(63,176)

        The Company is subject to US and Russian income taxes, based on the US legislation, the Russian tax legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). The Russian-based investee companies are subject to Russian income tax. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. The statutory income tax rate in Russia was 24% in 2005, 2006 and 2007.

        CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by the owned-and-operated affiliate stations. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2005, 2006 and 2007.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. INCOME TAXES (Continued)

        The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2005	2006	2007
Income tax expense at US statutory rates (35%)	$(29,635)	$(56,074)	$(71,726)
Non-off-settable losses	(4,836)	(5,845)	(4,827)
Non-deductible expenses	(1,368)	(5,643)	(8,630)
Foreign withholding tax	(1,436)	(2,688)	(3,690)
Valuation allowance released to income	—	143	2,901
Different foreign tax rates	10,534	20,470	25,719
Equity in income of investee companies	202	664	(418)
Other permanent differences	1,678	4	(2,504)

Income tax expense	$(24,861)	$(48,969)	$(63,176)

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2007:

Deferred tax assets and liabilities	2006	2007
Net operating losses and tax loss carry forwards	$8,136	$89
Previously taxed deemed dividend income	6,447	6,447
Foreign tax credits	—	10,657
Programming rights	13,064	23,075
Other deferred tax assets	1,712	1,273
Valuation allowance	(14,019)	(17,277)

Total deferred tax assets	$15,340	$24,264

Intangible assets	(12,435)	(19,526)
Property and equipment	(1,827)	(1,623)
Other deferred tax liabilities	(2,755)	(1,361)

Total deferred tax liabilities	$(17,017)	$(22,510)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. INCOME TAXES (Continued)

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2006 and 2007 attributable to different tax paying components in different tax jurisdictions:

	2006	2007
Deferred tax assets:
Domestic tax component	$14,163	$17,168
Foreign tax component	15,196	24,373
Valuation allowance	(14,019)	(17,277)

Total deferred tax assets	$15,340	$24,264

Deferred tax liabilities:
Domestic tax component	$—	$(342)
Foreign tax component	(17,017)	(22,168)

Total deferred tax liabilities	$(17,017)	$(22,510)

        As of December 31, 2006 and 2007, CTC Media, Inc. had net operating loss carryforwards ("NOLs") for US income tax purposes of $20,836 and nil, respectively, resulting in potential deferred tax benefits of $7,293 and nil, respectively. The US NOLs were fully utilized in 2007 and the valuation allowance of $5,139 at December 31, 2006 was fully released. As of December 31, 2006 and 2007, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $3,516 and $369, respectively, resulting in potential deferred tax benefit of $844 and $89, respectively. The Company has established a full valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization.

        In 2005 CTC Media, Inc. received loans from CTC Network, which resulted in a reduction in NOLs, as these loans are treated as deemed dividends for US tax purposes and are subject to US income tax. Future dividend distribution from CTC Network to CTC Media, Inc. in the amount of the previously taxed deemed dividend income ("PTI") will not be taxed. As of December 31, 2006 and 2007, the PTI potential deferred tax benefit amounted to $6,447 and $6,447, respectively. The loans were fully repaid in 2006.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes. As of December 31, 2006 and 2007, the FTC potential deferred tax benefit amounted to nil and $10,657, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The FTCs expire in 2017.

        As of December 31, 2006 and 2007, the Company had recorded a valuation allowance due to the uncertainty of the realization of US NOLs of $5,139 and nil, respectively; FTCs of nil and $10,657, respectively; Russian tax loss carryforwards of $805 and $89, respectively; PTI of $6,447 and $6,447, respectively; and other deferred tax assets of $1,628 and $84, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. INCOME TAXES (Continued)

        As discussed in Note 2, the Company adopted FIN No. 48 on January 1, 2007. Accordingly, the Company recognizes income tax benefits when it is more likely then not that these tax benefits will be sustained upon the examination of tax authorities. The adoption of FIN 48 did not have a material impact on the Company's financial statements. As of December 31, 2007, the Company included accruals for unrecognized income tax benefits totaling $298, as a component of accrued liabilities. Approximately $200 of unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        The following table summarizes the changes in the accrual for unrecognized income tax benefits for the year ended December 31, 2007:

2007
Balance at January 1, 2007 (excluding interest)	$173
Additions based on tax positions related to the current year	245
Additions of tax positions of prior years	18
Reductions of tax positions of current year	(8)
Settlements	(2)
Lapse of statute of limitations	(151)
Foreign currency translation adjustment	23

Balance at December 31, 2007	$298

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,350 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $824 of the total $2,350 potential increase could occur within twelve months from December 31, 2007. This amount mainly represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of CJSC CTC Region (Note 15).

        The Company recognizes accrued interest related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, the Company recognized approximately $113 in interest and penalties. At January 1, 2007 and December 31, 2007, the Company had accrued approximately $68 and $97, respectively, for the payment of interest and penalties.

        The tax years ended December 31, 2005, 2006 and 2007 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1993 through December 31, 2007 remain subject to examination by the US tax authorities.

        The Company does not provide for deferred taxes on the unremitted earnings of its foreign subsidiaries, except for its profitable television stations, as such earnings are generally intended to be reinvested in those operations. The major portion of this unrecognized deferred tax liability is related to the Company's largest Russian subsidiary, ZAO CTC Network. Presently the Company intends to redeploy the unremitted earnings of ZAO CTC Network in Russia by investing in that subsidiary's existing operations and by acquiring suitable businesses.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY

        As of December 31, 2005, 2006 and 2007, the Company's outstanding share capital was as follows:

Type	2005	2006	2007
Common stock outstanding	72,824,800	151,505,672	152,124,096

Convertible preferred stock:
Class A Senior preferred stock	35,276	—	—
Super Senior preferred stock	47,675	—	—

Total preferred stock outstanding	82,951	—	—

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2007, 152,124,096 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters which stockholders generally are entitled to vote.

        As of December 31, 2007, the Company had reserved shares of common stock for issuance of 11,891,175 common stock options.

        During 2005, both former employees and current and former directors and/or their affiliated entities exercised options to purchase an aggregate of 1,827,200 shares of common stock for an aggregate consideration of $1,827.

        In July 2005, the Company repurchased from its stockholders an aggregate of 12,972,800 shares of its common stock for an aggregate consideration of $52,655 (net of $1,688 of aggregate exercise prices paid upon the exercise of options by former directors and employees to buy shares that were immediately thereafter repurchased by the Company).

        During 2006, both former and current employees and directors and/or their affiliated entities exercised options to purchase an aggregate of 4,410,324 shares of common stock for an aggregate consideration of $5,855.

        During 2007, both former and current employees exercised options to purchase an aggregate of 618,424 shares of common stock for an aggregate consideration of $7,476.

Stock Splits

        In March 2006, a four-for-one stock split was effected with respect to the Company's common stock. Concurrently with this stock split, the conversion terms of the Class A Senior preferred stock and Super Senior preferred stock were increased from 1:200 to 1:800. All references in the accompanying consolidated financial statements and notes to share and per share amounts have been retroactively adjusted to reflect these changes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

Convertible Preferred Stock

        As of December 31, 2005, the authorized and outstanding convertible preferred stock of the Company was as follows:

Type	Shares Authorized	Shares Issued	Conversion Rate into Common Stock	Liquidation priority	Liquidation preference
As of December 31, 2005:
Class A Senior preferred stock	40,000	35,276	1:800	—	$—
Super Senior preferred stock	50,000	47,675	1:800	1	68,175

Total	90,000	82,951			$68,175

        On July 29, 2005, the Company repurchased from its stockholders an aggregate of 388 shares of Class A Senior preferred stock of an aggregate consideration of $1,300.

        On June 6, 2006, all convertible preferred stock was converted into common stock in conjunction with the Company's initial public offering ("IPO") as discussed below.

Initial Public Offering

        The Company filed a registration statement with the SEC to register shares of the Company's common stock in connection with the IPO. Upon closing of the IPO on June 6, 2006, the Company issued 7,909,748 additional shares of common stock and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. The net proceeds from IPO comprised $105,041.

Stock-Based Compensation

        The Company has granted options and stock appreciation rights ("SAR") to its employees, consultants and member of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 1992 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

  The 1997 Stock Option/Stock Issuance Plan

        The 1997 Stock Option/Stock Issuance Plan ("1997 Plan") provides for the issuance of a maximum of 3,460,000 shares of common stock to employees, consultants and members of the Board of Directors. The 1997 Plan consists of two separate equity programs: the option grant program, under which eligible participants may be granted options to purchase shares of common stock; and the stock issuance program, under which eligible participants may be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. For both programs, the exercise or purchase price was historically fixed by the Company's Board of Directors and, in the future, will be fixed by the Compensation Committee of the Board of Directors.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

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

        Under 1997 Plan, the option and stock issuance awards generally vest based on three-to-four years of continuous service and have ten-year contractual terms. The maximum term of an option granted under the 1997 Plan may not exceed ten years. The Plan originally expired on May 14, 2007. At the Company's annual stockholders meeting held on May 16, 2007, the shareholders approved extending the term of the Plan by up to one year, or until May 14, 2008. After its expiration, no further grants can be made under the 1997 Plan but the vesting and effectiveness of options previously granted will remain unaffected.

        As of December 31, 2007 there were outstanding options to purchase 1,169,755 shares of common stock at a weighted average exercise price of $19.85 granted under the 1997 Plan's option grant program and issuances of an aggregate of 56,000 shares under the 1997 Plan's stock issuance program. As of December 31, 2007 options to purchase 1,896,930 shares had been exercised under the 1997 Plan at a weighted average exercise price of $2.04. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date, as determined by the Company's Board of Directors.

  The 1992 Stock Option Plan

        The 1992 Stock Option Plan ("1992 Plan") provided for the grant of options to purchase a maximum of 5,189,600 shares of common stock to employees, consultants and members of the Board of Directors. The 1992 Plan expired in October 2002. As a result, no further grants can be made under this plan but the vesting and effectiveness of options previously granted are unaffected by the expiration of the 1992 Plan.

        As of December 31, 2007 there were no options outstanding under the 1992 Plan. As of such date, options to purchase 3,908,800 shares of common stock at a weighted average exercise price of $0.35 had been exercised. All options granted under the 1992 Plan were granted at the estimated fair market value of the shares at date of grant as determined by the Company's Board of Directors.

  Executive Officers Options

        In addition to the stock option/stock issuance plans described above, from time to time the Company's Board of Directors approves additional grants of options to executive officers. These stock options vest on a quarterly basis over three- to four-year periods starting from the date of grant or starting a year after the date of grant and have a maximum term of ten years from the grant date. As of December 31, 2007 there were outstanding options to purchase 4,157,130 shares of common stock at

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

a weighted average exercise price of $17.90 granted in such manner; in addition, as of December 31, 2007 such options to purchase 347,018 shares had been exercised at exercise price of $16.95. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date.

  Director Stock Options

        During 2003, the Company granted options to purchase an aggregate of 3,200,000 shares of common stock to one of its directors and affiliates of two other directors. Two of these grants were made in connection with consulting agreements. The weighted average exercise price of these option grants was $0.91 per share. During 2004 these options were exercised to purchase 1,876,000 shares of common stock at a weighted average exercise price of $0.63. In July 2005, these options were exercised to purchase 1,060,000 shares of common stock at a weighted average purchase price of $1.33 per share. In June 2006, the remaining 264,000 options were exercised in conjunction with the Company's IPO at a weighted average exercise price of $1.20 per share.

  CEO Stock Appreciation Rights

        In September 2003, the Company granted to Alexander Rodnyansky, its Chief Executive Officer, a Stock Appreciation Right ("SAR") to purchase a total of 9,326,400 shares of common stock. The exercise price applicable to the purchase of 50% of those shares is $1.19 per share and the exercise price for the remaining shares is $1.79 per share. The SAR vested quarterly over a three-year period that commenced on June 30, 2003, and hence was fully vested as of December 31, 2007. Upon exercise of the SAR, the Company has the option to settle its obligation by issuing common shares, paying cash, or any combination. As of December 31, 2007, the Company intends to settle any exercise of the SAR by issuing common shares. In connection with the Company's IPO, in 2006 Mr. Rodnyansky partially exercised the SAR with respect to 3,108,800 shares at an exercise price of $1.19 per share and sold such shares in the IPO. The SAR expires on September 15, 2013.

        The Company's compensation expense relating to the SAR was measured at the grant date and was recognized over the graded vesting period of the rights under the SAR. The Company determined the fair value of the SAR using the minimum value method. The Company expensed $416, $57 and nil as a component of stock-based compensation in the accompanying consolidated statements of income in 2005, 2006 and 2007, respectively.

        The fair value of each option award granted in the years ending December 31, 2005, 2006 and 2007 is estimated on the date of grant using Black-Scholes option—pricing model. The assumptions used in the option-pricing models for grants made in the years ending December 31, 2005, 2006 and 2007 were as follows:

	2005	2006	2007
Risk free interest rate	3.76%	4.75%–5.24%	3.53%–4.96%
Expected option life (years)	4	5.9–6.0	5.9–6.1
Expected dividend yield	—	—	—
Volatility factor	0%	46%	44%
Weighted-average grant date fair value of options (per share)	$0.84	$8.45	$12.96

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

        The risk-free rates for periods within the expected term of these options are based on the US Treasury yield curve in effect at the grant date. The expected option life has been calculated following the "shortcut" method as outlined in section D 2, question 6 of SEC Staff Accounting Bulletin No. 107, Share Based Compensation, as the Company's options meet the definition of "plain vanilla" therein. Expected volatilities are based on historical volatility of the Company's shares and by considering the volatility of the stock of other public companies in the media industry and in Russia.

        The following table summarizes options and SAR activity for the Company:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2004	3,327,004	1.30	9,326,400	1.49
Granted	376,604	3.98	—	—
Exercised	(1,827,200)	1.00	—	—
Forfeited	—	—	—	—
Expired	(103,200)	0.79	—	—

Outstanding as of December 31, 2005	1,773,208	2.19	9,326,400	1.49
Granted	4,968,556	17.00
Exercised	(1,301,524)	1.66	(3,108,800)	1.19
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding as of December 31, 2006	5,440,240	$15.84	6,217,600	$1.64

Granted	1,095,000	26.59	—	—
Exercised	(618,424)	12.09	—	—
Forfeited	(562,789)	17.67	—	—
Expired	(27,142)	8.81	—	—

Outstanding as of December 31, 2007	5,326,885	$18.33	6,217,600	$1.64

        The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2006	4,435,118	$7.93
Granted	1,095,000	12.96
Vested	(1,722,857)	7.64
Forfeited	(562,789)	8.78

Nonvested as of December 31, 2007	3,244,472	$9.64

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about vested common stock options and the SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2007	2,082,413	$16.34	8.4 years	6,217,600	$1.64	5.7 years

        As of December 31, 2007 all vested options are exercisable.

        The following table summarizes information about the intrinsic value of Company's common stock options and the SAR outstanding and exercisable as of December 31, 2007:

	Common Stock Options	SAR
Total intrinsic value of options/SAR outstanding	$63,250	$177,575
Total intrinsic value of options/SAR exercisable	28,863	177,575

        The following table summarizes information about the intrinsic value of Company's common stock options and SAR exercised during 2005, 2006 and 2007:

	For the years ended
	2005	2006	2007
Total intrinsic value of options exercised	$36,939	$16,065	$8,805
Total intrinsic value of SAR exercised	—	39,824	—

        The Company recognized stock-based compensation expense of $599, $7,155 and $13,694 for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, the total compensation cost related to unvested awards not yet recognized is $30,581 to be recognized over a weighted average period of 2.4 years.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. RELATED-PARTY TRANSACTIONS

Transactions with Principal Stockholders

        In July 2005, the Company entered into a $55,000 US-dollar denominated term loan with Alfa Bank with a maturity in July 2007 and an interest rate of 14.00%. During 2005, the Company received $51,000 under this term loan, from which $14,000 was repaid in 2005 and the remaining balance of $37,000 was repaid in 2006.

        In July 2005, the Company also entered into a $30,000 US-dollar denominated credit line with Alfa Bank. During 2005, the Company had drawn down $14,000 with a maturity in August 2006 and interest of 11.50%, had repaid $13,000 under this tranche and had drawn down $3,000 with a maturity in June 2006 and interest of 10.25%. In 2006 CTC Network drew down $19,000 with a maturity in October 2006 and weighted-average interest rate of 10.20%. In 2006, CTC Network repaid the loans in full.

        In addition, in 2005, the Company had repaid $20,000 and $4,000 of US-dollar denominated term loans drawn from Alfa Bank in previous year. The loans bore 14.00% and 13.75%, respectively.

        The interest expense related to these arrangements amounted to $5,157, $1,772 and nil in 2005, 2006 and 2007, respectively.

        The Company maintains certain of its cash balances with Alfa Bank. As of December 31, 2006 and 2007, the cash balances held on Alfa Bank's accounts comprised $11,731 and $23,128, respectively. The interest accrued on bank accounts with Alfa Bank constitute $217, $237 and $315 in 2005, 2006 and 2007, respectively. Interest income received from Alfa Bank amounted to $128, $199 and $85 in 2005, 2006 and 2007, respectively. In 2005, 2006 and 2007, Alfa Bank charged commissions for banking services of $163, $231 and $237, respectively. Alfa Bank commissions paid for banking services amounted to $163, $194 and $119 in 2005, 2006 and 2007, respectively.

        The Company received advertising revenue from Alfa Group and its group companies of $247, $896 and $2,668 in 2005, 2006 and 2007, respectively. In addition, in 2006 the Company recognized sublicensing revenue of $547 in relation to programming sold to OOO Gamma Film, an affiliate of Alfa Group.

        The Company entered into a series of letter agreements with Alfa Group for consulting services provided in connection with the Company's tender for new broadcasting licenses or acquisition of new television stations. Under these agreements, the Company incurred and capitalized as part of the purchase price of the related television stations success fees in the total amount of $350, nil and nil in 2005, 2006 and 2007, respectively.

        Alfa Bank opened three unsecured letters of credit in favor of a programming distributor to guarantee the Company's obligations under licensing agreements. Alfa Bank's commissions and fees in respect of these letters of credit amounted to $244, $163 and nil in 2005, 2006 and 2007, respectively.

        The Company previously engaged Shared Value Limited to provide investor relations and corporate public relations services. The engagement of Shared Value Limited was terminated in 2005. The beneficial owners of a company that owns a significant stake in Shared Value Limited also holds interests in companies that own significant stakes in Modern Times Group MTG AB, an affiliate of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. RELATED-PARTY TRANSACTIONS (Continued)

one of the Company's principal stockholders. The fees paid to Shared Value Limited amounted to $52 in 2005.

        In 2007, the Company sold programming to a subsidiary of Modern Times Group MTG AB in the amount of $173. As of December 31, 2007, the accounts receivable related to this transaction amounted to $173.

Directors

        In each of 2005 and 2006 two members of the Board of Directors were paid for consulting services provided to the Company and recharged the Company for certain expenses they incurred in connection with the provision of these consulting services. The aggregated consulting fees incurred amounted to $471 and $100, respectively.

        In 2006, the Company acquired from one of the directors programming rights for documentary films amounting to $270.

Chief Executive Officer

        The Company's CEO has an interest in several entities to which the Company sells programming, from which the Company acquires programming and which place advertising on the Company's networks.

        In 2005, 2006 and 2007, the Company sold programming to these entities in the amounts of $2,599, $7,694 and $10,688, respectively. As of December 31, 2006 and 2007, accounts receivable for such programming amounted to $1,372 and $1,386, respectively.

        In 2005, 2006 and 2007, the Company acquired programming in the amounts of $845, $959 and $2,177, respectively, from these entities. As of December 31, 2006 and 2007, accounts payable for the programming amounted to $514 and $516, respectively.

        In 2005, 2006 and 2007, the Company received advertising revenue from these entities of $734, $843 and $1,854, respectively. As of December 31, 2006 and 2007, accounts receivable for this advertising were $96 and $579, respectively.

        In 2005, 2006 and 2007, the Company received other revenue from these entities of nil, $10 and $18, respectively. As of December 31, 2006 and 2007, accounts receivable for this other revenue were nil.

        In addition, in 2005, the Company obtained design services from a subsidiary of an entity in which the CEO has an interest. The aggregate fees amounted to $131 for that period.

        The CEO has served as one of the producers of a number of cinema releases for which the Company has acquired rights to broadcast. The CEO has not received compensation for his services as producer of such films.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. RELATED-PARTY TRANSACTIONS (Continued)

Other

        An employee of the Company has an interest in an entity from which the Company acquires programming. In 2005, 2006 and 2007 programming acquired amounted to nil, $4,046 and $9,452, respectively. As of December 31, 2006 and 2007, prepayments for this programming to the entity amounted to $365 and $1,990, respectively.

15. COMMITMENTS AND CONTINGENCIES

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2007, such commitments amounted to $206,464. The Company is to pay $121,239, $31,225 and $54,000 in 2008, 2009 and 2010, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of December 31, 2007, these commitments amounted to $6,719. The Company is to pay $5,385 and $1,334 in 2008 and 2009, respectively.

        The Company also has commitments to purchase transmission and satellite services. As of December 31, 2007, these commitments amounted to $59,986. The Company is to pay $10,707, $10,578, $11,635, $12,420 and $14,646 in the years from 2008 to 2012, respectively.

Operating leases

        The Company has several cancelable operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        As of December 31, 2007, future minimum lease payments due under these leases (excluding the expected lease for office space described separately below) are as follows:

For the year ended December 31,
2008	$3,044
2009	623
2010	626
2011	590
2012 and thereafter	4,861

$9,744

        Total operating lease expense was $3,946, $4,727 and $5,441 in 2005, 2006 and 2007, respectively.

        In late 2006, the Company has entered into agreements in regard to the future 10-year lease of approximately 12,000 square meters of office space in a building currently under construction in Moscow. Pursuant to Russian law and market practice, these agreements are structured as preliminary agreements which allow us to fix certain key terms of a final lease agreement that will be signed in the future. Cancellation of the preliminary agreements would result in the forfeiture of the security deposit

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

paid of $1,759 (at exchange rates as of December 31, 2007) and payment of certain other expenses incurred by the landlord on our behalf. The final lease, once entered into, will provide for a base annual rent of approximately $9,133 (at exchange rates as of December 31, 2007) and annual increases after the second year of between 3% and 6%, based on inflation rates in the United States. For the first twelve months of the lease, the annual rent will be reduced to approximately $6,619 (at exchange rates as of December 31, 2007) to compensate us for a portion of its fit-out costs. The final lease will require the Company to pay an annual fee for property management and utilities of approximately $1,346 (at exchange rates as of December 31, 2007) with increases starting in the second year of occupancy indexed to the Russian rate of inflation.

        If the final lease is entered into, the Company estimates at December 31, 2007 that future minimum lease payments under the final lease agreement are as follows:

For the year ended December 31,
2008	$3,626
2009	8,521
2010	9,927
2011	10,208
2012 and thereafter	73,755

$106,037

Pending acquisitions

Kazakh broadcaster

        In September 2007 the Company entered into a binding term sheet pursuant to which it agreed to enter into definitive agreements to acquire interests in the Kazakh television broadcast company, Channel 31, and affiliate companies that will provide the advertising sales function and programming content for Channel 31 (together, the "Channel 31 Group"). These interests will provide CTC Media with a right to 60% of the economic interest of the Channel 31 Group. The total consideration in connection with the acquisition will be $65,000, less 50% of the net outstanding debt of the Channel 31 Group at closing, payable in cash.

        Upon the closing of the acquisition, the Company will hold a 20% participation interest in Channel 31 and majority ownership positions in the other companies in the Channel 31 Group. In addition, CTC Media will have the right, pursuant to the charters and foundation agreements of each company in the Channel 31 Group, to appoint the senior management of each company within the Channel 31 Group. In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% interest in a Kazakh television broadcaster, the Company will have an option to acquire additional participation interests in Channel 31, at no additional cost, so that its total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law. Upon exercise of such option, the relative ownership interests in each other company in the Channel 31 Group will be adjusted to reflect such exercise, and the Company would continue to have a 60% economic interest in the Channel 31 Group as a whole.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

        As discussed in Note 18, in January 2008, the Company entered into a definitive purchase agreement to acquire interests in Channel 31 Group.

        In addition to customary conditions to closing, the closing of the Channel 31 acquisition is subject to approval by the Kazakh anti-monopoly authority, as well as the receipt of a disclosure schedule containing exceptions to the representations and warranties given by the warrantors to the Company that are acceptable to the Company in its sole discretion.

Production companies

        In December 2007, the Company entered into definitive share purchase agreements to acquire 100% of the share capital of two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement, the Company will pay an aggregate of approximately $11,000 in cash on closing. Annual cash earn-out payments will be payable subject to the achievement of certain performance criteria for the 2008, 2009 and 2010 financial years up to an aggregate of $29,000 for all years. Under the terms of the Soho Media share purchase agreement, the Company will pay approximately $4,000 in cash at closing, and, subject to meeting annual performance criteria for the 2008, 2009 and 2010 financial years, the Company will also be required to make annual cash earn-out payments to the owners of up to an aggregate of $6,000 for all years. The Company expects to close these acquisitions in March 2008.

Concentrations

Revenues

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, two "sales houses," Video International and a sales house affiliated with a competitor control the placement of virtually all national television advertising in Russia. The Company has agreements with Video International under which Video International serves as the Company's exclusive sales house for the placement of national advertising on the Networks. Effective January 1, 2006, Video International also began acting as the exclusive sales house for the placement of regional television advertising for substantially all of the stations in the Television Station Groups.

        The Company's agreements with Video International extend through December 2012 and December 2009 for CTC Network and Domashny Network, respectively, and 2010 for the Television Station Group. These agreements are generally terminable upon 180 days' notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated early is remote.

        The Company's revenues sold through Video International account for 71% of total operating revenues of $237,477 in 2005, 95% of total operating revenues of $370,834 in 2006 and 95% of total operating revenues of $472,056 in 2007.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2006 and 2007. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2005, 2006 and 2007, the Company included accruals for contingencies related to non-income taxes totaling $1,677, $703 and $338, respectively, as a component of accrued liabilities.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2007 management estimates such contingencies related to non-income taxes to be up to approximately $701.

        It is the opinion of management that ultimate resolution of the Company's tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with taxes, it is possible that the Company's future operations or cash flows could be materially affected in a particular period.

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

        The broadcast licenses of affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute "Russian content" and governmental authorities recently added an additional term to the broadcast licenses of some of CTC owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to "local content". Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In the first quarter of 2007, the Company's wholly-owned subsidiary, ZAO CTC Network, was subject to a tax inspection for the 2004 and 2005 tax years. Thereafter, the Russian tax inspectorate issued a claim and withdrew funds for approximately $452 (at the US dollar/ruble exchange rate as of December 31, 2007) including penalties and interest. The Company filed a lawsuit disputing the claim, and the court ruled in its favor in the first instance and two appeal courts. The Company does not believe an unfavorable outcome of this matter to be probable at this time; therefore, no provision is currently recorded in the financial statements.

        In the second quarter of 2007, the Company's wholly-owned subsidiary, ZAO CTC Region, was subject to a tax inspection for the 2004, 2005 and 2006 tax years. Thereafter, the Russian tax inspectorate issued a claim and withdrew funds for approximately $796 (at the US dollar/ruble exchange rate as of December 31, 2007), including penalties and interest, from which $441 relates to non-income taxes and $355 relates to the income tax. The Company filed a lawsuit disputing the claim. At this time, the Company does not believe an unfavorable outcome in regard to all issues raised in this claim to be probable; therefore, it has only accrued approximately $206 of non-income tax (at the US dollar/ruble exchange rate as of December 31, 2007) in the financial statements.

Transactions with Mostelecom

        Mostelecom, the dominant cable provider in Moscow, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. The Company collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that the Company's stations in Moscow were allocated access on Mostelecom's systems as capacity was increased. In June 2007, Mostelecom approached the Company to discuss

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. COMMITMENTS AND CONTINGENCIES (Continued)

securing rights to carry our networks' signals over connections added since 2004 by paying a one-time "connection fee" per household. Included in the proposal were an estimated 270,000 households for CTC Moscow and an estimated 700,000 households for Domashny Moscow. In January 2008, the Company signed agreements with Mostelecom to secure the right to be connected to households representing approximately one-third of the connections added since 2004 for a total cost of $5,416.

        The Company is still verifying the existence of the connections to the remaining households and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to these connections. The Company is in the process of analyzing the terms of the agreement with Mostelecom, including factors such as the remaining technical life of Mostelecom's cable network and the estimated useful life of the underlying broadcast licenses to determine the useful life of the intangible asset and its impact on the Company's future financial statements.

16. SEGMENT INFORMATION

        The Company operates in four business segments—CTC Network, Domashny Network, CTC Television Station Group, Domashny Television Station Group. The Company has presented its business segments consistent with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Year Ended December 31, 2005
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$168,669	$9,346	$51,741	$7,761	$237,517	$(40)	$237,477
Operating income/(loss)	83,841	(7,248)	27,962	(6,403)	98,152	(7,965)	90,187
Identifiable assets	184,841	23,471	40,998	46,029	295,339	(21,642)	273,697
Capital expenditures	(1,857)	(569)	(2,042)	(1,544)	(6,012)	(91)	(6,103)
Depreciation and amortization	(1,111)	(370)	(3,865)	(6,455)	(11,801)	(2,119)	(13,920)
Amortization of programming rights	(64,768)	(9,291)	(2,643)	(440)	(77,142)	(209)	(77,351)
Amortization of sublicensing rights	(2,043)	—	—	—	(2,043)	—	(2,043)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. SEGMENT INFORMATION (Continued)

	Year Ended December 31, 2006
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$264,733	$20,649	$74,765	$11,566	$371,713	$(879)	$370,834
Operating income/(loss)	139,712	(4,627)	48,073	(9,465)	173,693	(19,380)	154,313
Identifiable assets	289,416	28,069	80,365	57,415	455,265	29,532	484,797
Capital expenditures	(747)	(212)	(1,338)	(1,428)	(3,725)	(149)	(3,874)
Depreciation and amortization	(1,056)	(548)	(4,945)	(11,031)	(17,580)	(2,071)	(19,651)
Amortization of programming rights	(99,249)	(15,954)	(2,932)	(39)	(118,174)	148	(118,026)
Amortization of sublicensing rights	(6,773)	—	—	—	(6,773)	—	(6,773)

	Year Ended December 31, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	Business segment results	Eliminations and other	Consolidated results
Operating revenue	$321,517	$39,077	$96,307	$17,471	$474,372	$(2,316)	$472,056
Operating income/(loss)	166,249	5,349	56,966	(7,977)	220,587	(27,526)	193,061
Identifiable assets	459,572	32,784	89,602	62,380	644,338	50,342	694,680
Capital expenditures	(973)	(231)	(2,048)	(2,027)	(5,279)	(361)	(5,340)
Depreciation and amortization	(1,002)	(631)	(9,243)	(14,380)	(25,256)	(2,105)	(27,361)
Amortization of programming rights	(124,725)	(23,450)	(5,433)	(132)	(153,740)	209	(153,531)
Amortization of sublicensing rights	(9,629)	—	—	—	(9,629)	—	(9,629)

        "Eliminations and other" column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

        The Company operates within one geographic region—Russia and has substantially all revenues from television advertising. In addition, CTC Network generates revenues from sublicensing certain of its programming. The amount of sublicensing revenues was $3,008, $11,322 and $17,006 for the years ended December 31, 2005, 2006 and 2007, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Operating revenue	$79,224	$102,758	$70,919	$117,933
Operating income	33,068	49,209	13,696	58,340
Net income	22,654	34,110	8,443	41,118
Net income per share—basic	$0.16	$0.24	$0.06	$0.27
Net income per share—diluted	$0.15	$0.23	$0.05	$0.26

	For the Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating revenue	$104,121	$112,147	$94,084	$161,704
Operating income	38,516	45,294	24,410	84,841
Net income	28,123	30,692	17,399	59,699
Net income per share—basic	$0.19	$0.20	$0.11	$0.39
Net income per share—diluted	$0.18	$0.19	$0.11	$0.38

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

18. SUBSEQUENT EVENTS

        In January 2008, the Company signed agreements with Mostelecom to secure the right to be connected to certain households for a total cost of $5,416 (Note 15).

        In January 2008, the Company entered into a definite purchase agreement to acquire an interest in Channel 31 Group (Note 15).

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

Signature	Title	Date

/s/ ALEXANDER RODNYANSKY	Chief Executive Officer (Principal Executive Officer)	February 29, 2008
/s/ BORIS PODOLSKY	Chief Financial Officer (Principal Financial Officer)	February 29, 2008
/s/ ANNA POUTKO	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008
/s/ HANS-HOLGER ALBRECHT	Co-Chairman of the Board of Directors	February 29, 2008
/s/ PETER AVEN	Co-Chairman of the Board of Directors	February 29, 2008
/s/ VAGAN ABGARYAN	Director	February 29, 2008
/s/ TAMJID BASUNIA	Director	February 29, 2008

S-1

/s/ WERNER KLATTEN	Director	February 29, 2008
/s/ OLEG SYSUEV	Director	February 29, 2008

S-2

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.6	Restated Bylaws of CTC Media	S-1	3.6	April 11, 2006	333-132228
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.8++	Share Appreciation Rights Agreement, dated September 16, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alexander Rodnyansky	S-1	10.8	March 6, 2006	333-132228
10.11++	Notice of Grant of Stock Option dated April 28, 2005 to Vladimir Khanumyan and related Stock Option Agreement	S-1	10.11	March 6, 2006	333-132228
10.13++	Employment Agreement, dated April 13, 2006, by and between CTC Media and Vladimir Sergeevich Khanumyan	S-1	10.13	May 1, 2006	333-132228
10.14++	Employment Agreement, dated May 11, 2006, by and between CTC Media and Alexander Rodnyansky	S-1	10.14	May 12, 2006	333-132228
10.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39	Form of Stockholders Agreement dated May 12, 2006 by and among CTC Media, MTG Broadcasting AB, Alfa Capital Holdings (Cyprus) Ltd, Cavendish Nominees and Sector Investment Holding Company Limited	S-1	10.39	May 12, 2006	333-132228
10.40	Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41++	March 6, 2006	333-132228

10.42	Non-Residential Premises Lease Agreement between All-Russian Scientific and Researching Institute of TV and Broadcasting and CTC (English translation)	S-1	10.42	March 6, 2006	333-132228
10.43	Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky	10-Q	10.44++	July 31, 2006	000-52003
10.45++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Vladimir Khanumyan	10-Q	10.45++	July 31, 2006	000-52003
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49++	July 31, 2006	000-52003
10.50	Preliminary Lease Agreement dated November 10, 2006, between ZAO CTC and OOO Promyshlenno-Finansovaya Kompania (English translation)	10-K	10.50	March 1, 2007	000-52003
10.51	Preliminary Lease Agreement dated November 10, 2006, between CTC Media, Inc. and OOO Promyshlenno-Finansovaya Kompania (English translation)	10-K	10.51	March 1, 2007	000-52003
10.56++	Separation Agreement dated April 13, 2007 between CTC Media and Nilesh Lakhani	8-K	10.7	April 13, 2007	000-52003
10.57+
	Supplementary Agreement dated as of July 11, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International "Trend" and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	10-Q	10.57+	July 31, 2007	000-52003

10.57.1+
	Supplementary Agreement dated as of December 26, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International "Trend" and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	Filed herewith
10.58	Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	10-Q	10.58	July 31, 2007	000-52003
10.58.1
	Appendix 1 dated as of December 20, 2007 to Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	Filed herewith
10.59	Surety Deed dated as of July 11, 2007 to Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC), Closed Joint Stock Company "Video International Group of Companies" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.59	July 31, 2007	000-52003
10.60	Supplementary Agreement No 1 dated July 11, 2007, to Agency Agreement No C-25-400/07 dated July 11, 2007 by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.60	July 31, 2007	000-52003

10.61
	Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	Filed herewith
10.61.1
	Supplementary Agreement dated as of December 14, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	Filed herewith
10.61.2
	Surety Deed dated as of December 21, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	Filed herewith
10.62	Form of Supplementary Agreement to Individual Station Agreement (English translation)	Filed herewith
10.63+	Share Purchase Agreement dated as of December 18, 2007 in respect of Soho Media LLC	Filed herewith
10.64+	Share Purchase Agreement dated as of December 18, 2007 in respect of Costafilm Limited Local Corporation	Filed herewith
10.65++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	Filed herewith
10.66++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	Filed herewith
10.67++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	Filed herewith
10.68++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	Filed herewith

10.69++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	Filed herewith
10.70++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	Filed herewith
10.71
	Purchase Agreement, dated as of January 25, 2008, by and among CTC Media, Inc.; "Art Media Capital" Closed Unit Investment Fund of Risk Investments, under the management of Kazkommerts Securities JSC, a joint stock corporation organized under the laws of the Republic of Kazakhstan; Verny Capital JSC, a joint stock company organized under the laws of the Republic of Kazakhstan; "Vernye Investitsyi" Closed Unit Investment Fund of Risk Investments; and Teleradiokompaniya 31st Kanal LLP, a limited liability partnership organized under the laws of the Republic of Kazakhstan (the "Channel 31 Purchase Agreement")	8-K	2.1	January 31, 2008	000-52003
10.71.1	Amendment No. 1 dated as of February 29, 2008 to the Channel 31 Purchase Agreement	Filed herewith
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1	Subsidiaries of CTC Media	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Special Note About Forward-Looking Statements
Operating and Industry Data
PART I
  Item 1. Business.
Average Audience Shares of the Major National Networks and Channels, 2003-2007
CTC Audience Shares in Key Demographic Groups, 2003-2007
CTC Television Station Group Owned-and-Operated Stations
Domashny Television Station Group Owned-and-Operated Stations
AVAILABLE INFORMATION
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of US dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (in thousands of US dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of US dollars)
CTC MEDIA, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007 (in thousands of US dollars, except share data)
SIGNATURES
EXHIBIT INDEX