Form 10-Q
period 2008-03-31
CTC Media, Inc.
filed 2008-04-30
CIK 1354513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of April 28, 2008, there were outstanding 152,149,596 shares of the registrant’s common stock, $0.01 par value per share.

CTC MEDIA, INC.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would,” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The factors described in the “Risk Factors” section of our annual report on Form 10-K filed with SEC on February 29, 2008, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31,	March 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,073	$287,753
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2007 - $435; March 31, 2008 - $672)	11,690	27,488

Taxes reclaimable	4,843	10,465
Prepayments	35,128	51,365
Programming rights, net	63,023	73,479
Deferred tax assets	12,938	15,814
Other current assets	3,342	5,515
TOTAL CURRENT ASSETS	438,037	471,879
RESTRICTED CASH	180	175
PROPERTY AND EQUIPMENT, net	24,768	27,111
INTANGIBLE ASSETS, net:
Broadcasting licenses	74,254	199,557
Trade names	6,828	7,128
Network affiliation agreements	1,333	833
Other intangible assets	801	5,691
Net intangible assets	83,216	213,209
GOODWILL	78,674	119,084
PROGRAMMING RIGHTS, net	36,161	47,308
SUBLICENSING RIGHTS, net	2,591	2,217
INVESTMENTS IN AND ADVANCES TO INVESTEES	6,557	7,096
PREPAYMENTS	12,026	8,337
DEFERRED TAX ASSETS	11,326	14,305
OTHER NON-CURRENT ASSETS	1,144	1,938
TOTAL ASSETS	$694,680	$912,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	25,846	45,421
Accrued liabilities	4,653	36,729
Taxes payable	14,507	25,140
Deferred revenue	11,866	15,600
Deferred tax liabilities	1,350	1,683
TOTAL CURRENT LIABILITIES	58,222	124,573
LONG-TERM LOANS	224	235
DEFERRED TAX LIABILITIES	21,160	58,977
MINORITY INTEREST	3,182	48,058
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:

Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2007 - 152,124,096, March 31, 2008 - 152,144,096)	1,521	1,521
Additional paid-in capital	348,752	352,450
Retained earnings	209,867	251,580
Accumulated other comprehensive income	51,752	75,265
TOTAL STOCKHOLDERS’ EQUITY	611,892	680,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$694,680	$912,659

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2007	2008
REVENUES:
Advertising	$97,651	$135,056
Sublicensing	5,830	1,078
Other revenue	640	612
Total operating revenues	104,121	136,746
EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $5,086 and $1,419 and inclusive of stock-based compensation of $26 and $213 for the three months ended March 31, 2007 and 2008, respectively)	(4,335)	(6,526)
Selling, general and administrative (exclusive of depreciation and amortization of $686 and $786 and inclusive of stock-based compensation of $3,044 and $3,146 for the three months ended March 31, 2007 and 2008 respectively)	(16,742)	(19,338)
Amortization of programming rights	(34,353)	(54,423)
Amortization of sublicensing rights	(4,403)	(1,223)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(5,772)	(2,204)
Total operating expenses	(65,605)	(83,714)
OPERATING INCOME	38,516	53,032
FOREIGN CURRENCY GAINS	27	678
INTEREST INCOME	2,084	3,792
INTEREST EXPENSE	—	(6)
OTHER NON-OPERATING INCOME, net	21	85
EQUITY IN INCOME OF INVESTEE COMPANIES	511	293
Income before income tax and minority interest	41,159	57,874
INCOME TAX EXPENSE	(12,145)	(15,090)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(891)	(1,071)
NET INCOME	$28,123	$41,713

Foreign currency translation adjustment	3,914	23,513
COMPREHENSIVE INCOME	$32,037	$65,226

Net income attributable to common stockholders	$28,123	$41,713

Net income per share attributable to common stockholders - basic	$0.19	$0.27
Net income per share attributable to common stockholders - diluted	$0.18	$0.26
Weighted average common shares outstanding - basic	151,528,988	152,124,975
Weighted average common shares outstanding - diluted	157,678,698	159,227,810

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Three months ended March, 31
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,123	$41,713
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(1,637)	(4,594)
Depreciation and amortization	5,772	2,204
Amortization of programming rights	34,353	54,423
Amortization of sublicensing rights	4,403	1,223
Stock based compensation expense	3,070	3,359
Gain on disposal of property and equipment	(3)	—
Equity in income of unconsolidated investees	(511)	(293)
Income attributable to minority interest	891	1,071
Foreign currency gains	(27)	(678)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,683)	(12,925)
Prepayments	(689)	(434)
Other assets	(435)	(5,836)
Accounts payable and accrued liabilities	3,179	8,636
Deferred revenue	5,747	702
Other liabilities	238	9,521
Dividends received from equity investees	286	—
Acquisition of programming and sublicensing rights	(24,681)	(69,333)
Net cash provided by operating activities	47,396	28,759
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,377)	(1,272)
Acquisitions of intangibles	(74)	(2,388)
Acquisitions of businesses, net of cash acquired	(6,857)	(55,032)
Proceeds from sale of property and equipment	22	—
Other	1	(77)
Net cash used in investing activities	(8,285)	(58,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from exercise of stock options	19	1,283
Decrease in restricted cash	20	5
Dividends paid to minority interest	—	(18)
Net cash provided by financing activities	39	1,270
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,410	9,419

Net increase (decrease) in cash and cash equivalents	40,560	(19,320)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,542	307,073
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,102	$287,753

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

1.                 ORGANIZATION

The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the ‘‘Company’’). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company’s network operations, including its relationships with its independent affiliates, are managed by CTC and Domashny Networks (the ‘‘Networks’’), its television entertainment network subsidiaries. CTC and Domashny Television Station Groups (the ‘‘Television Station Groups’’) manage the owned-and-operated affiliate stations and repeater transmitters. Beginning in 2008, with the completion of its acquisition of an interest in the Channel 31 group of companies in Kazakhstan, the Company added an additional business segment – the Commonwealth of Independent States Group (the “CIS Group”) (Note 4).The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International (‘‘Video International’’), an advertising sales house (Note 10). The Company also generates revenue from sublicensing of programming rights.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the ‘‘SEC’’) on February 29, 2008. The Company’s significant accounting policies and estimates have not changed since December 31, 2007, except for useful lives of broadcasting licenses as outlined below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Principles of Consolidation

Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control as well as variable interest entities for which the Company is a primary beneficiary are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Minority interest represents a minority owner’s proportionate share of the equity in certain of the Company’s consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

Seasonality

The Company experiences seasonal fluctuations with overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

Russian broadcasting licenses useful lives

Before January 1, 2008, Russian broadcasting licenses were amortized over the period of their estimated useful life, which was five years. In accordance with its policy on intangible assets, the Company reviews the estimated useful lives of these assets on an ongoing basis. In connection with its review of the useful life of intangible assets as of December 31, 2007, the Company re-considered its assumption that the broadcasting licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of renewals and uncertainties in the regulatory environment. The Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for its assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, the Company changed its estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which it will benefit from the use of such licenses.

Had the Company continued in 2008 to amortize Russian broadcasting licenses, net income and net income per common share would be as follows:

Three months ended March 31,
2008
Net income as reported	$41,713
Deduct: Broadcasting licenses amortization based on policy prior to January 1, 2008	(6,051)
Income tax effect at 24%	1,452
Pro forma net income	$37,114
Pro forma net income per common share:
Basic	$0.24
Diluted	$0.23

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 in respect of such assets and liabilities did not have a significant impact on the Company’s financial statements.

In February 2008, FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the provisions of FSP No. 157-2 to determine the potential impact, if any, the adoption will have on its financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. The Company has chosen not to elect the fair value option.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on its financial statements.

3.                 NET INCOME PER SHARE

Basic net income per share for the three months ended March 31, 2007 and 2008 is computed on the basis of the weighted average number of common shares outstanding, using the ‘‘two-class’’ method. Diluted net income per common share is computed using the ‘‘if converted method’’ with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the ‘‘treasury stock’’ method. The number of shares excluded from the diluted net income per common share computation, because their effect was antidilutive for the three months ended March 31, 2007 and 2008, was 4,898,556 and 1,045,000, respectively.

The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2007	2008
Net income	$28,123	$41,713
Net income attributable to common stockholders	$28,123	$41,713

Weighted average common shares outstanding—basic
Common stock	151,528,988	152,124,975
Dilutive effect of:
Common stock options	6,149,710	7,102,835
Weighted average common shares outstanding—diluted	157,678,698	159,227,810
Net income per share attributable to common stockholders:
Basic	$0.19	$0.27
Diluted	$0.18	$0.26

The numerator used to calculate diluted net income per common share for the three months ended March 31, 2007 and 2008 was net income.

4.                 INVESTMENT TRANSACTIONS

On February 29, 2008, the Company acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP (“Channel 31”), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, which exclusively provide programming content and advertising sales function to Channel 31 (together, the “Channel 31 Group”). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group.

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

The Company acquired a 20% interest in Channel 31 and holds a 60% interest in Prim LLP and a 70% interest in Advertising and Marketing LLP. The Company has the right, pursuant to the charters and foundation agreements of each entity in the Channel 31 Group, to appoint the senior management of each entity within the Channel 31 Group. In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% ownership interest in a Kazakh television broadcaster, the Company has an option to acquire additional participation interests in Channel 31, at no additional cost, so that the Company’s total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law. Upon exercise of such option, the relative ownership interests in each other entity in the Channel 31 Group would be adjusted to reflect such exercise, and the Company would continue to have a 60% economic interest in the Channel 31 Group as a whole.

The total purchase consideration for the Channel 31 Group was $65,319, including $526 in direct transaction costs. As of March 31, 2008 the Company paid $55,304 in cash and the remaining $10,015 was recorded as accrued liabilities.  The Company has consolidated the financial results of Channel 31 Group starting from the date of acquisition. Channel 31 is consolidated in accordance with FIN 46, as the Company is primary beneficiary of this variable interest entity.

The Company performed a preliminary valuation of the Channel 31 Group to allocate the purchase price to the acquired assets and liabilities, using the best available information. The completion of the valuation is subject to finalizing a detailed review of the tax position of the Channel 31 Group and possible adjustments to the assumptions that were used in valuing the broadcasting license which may result if the Company obtains more information about the relevant market inputs. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,530
Property and equipment	2,384
Programming rights	252
Intangible assets, net
Broadcasting licenses	122,630
Other intangible assets	26
Goodwill	36,891
Total assets	$163,173
LIABILITIES:
Current liabilities	17,770
Non-current liabilities	187
Deferred tax liability	36,891
Minority interest	43,546
Net assets	$65,319
Total purchase consideration and acquisition costs	$65,319

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

5.                 PROGRAMMING RIGHTS, NET

Programming rights as of December 31, 2007 and March 31, 2008 comprise the following:

	December 31, 2007	March 31, 2008
Historical cost	$268,657	$333,306
Accumulated amortization	(169,473)	(212,519)
Net book value	$99,184	$120,787
Current portion	63,023	73,479
Non-current portion	36,161	47,308

During the three months ended March 31, 2007 and 2008, the Company recognized impairment charges on programming rights of $677 and $5,059, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income and comprehensive income.

6.                 SUBLICENSING RIGHTS, NET

Sublicensing rights as of December 31, 2007 and March 31, 2008 comprise the following:

	December 31, 2007	March 31, 2008
Released, less amortization	$1,610	$1,193
Completed and not released	981	1,024
Net book value	$2,591	$2,217

As of March 31, 2008, the Company expects approximately $1,708 of the sublicensing rights, including the entire $1,193 balance of unamortized sublicensing rights for released products, to be amortized during the twelve-month period ending March 31, 2009.

7.                 INTANGIBLE ASSETS, NET

Intangible assets as of December 31, 2007 and March 31, 2008 comprise the following:

	December 31, 2007		March 31, 2008
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$122,710	$(48,456)	$199,557	$—
Network affiliation agreements	10,000	(8,667)	10,000	(9,167)
Trade names	6,828	—	7,128	—
Other intangible assets	4,398	(3,597)	8,897	(3,206)
TOTAL	$143,936	$(60,720)	$225,582	$(12,373)

Amortization expense was $4,472 and $575 for the three months ended March 31, 2007 and 2008, respectively.

Prior to 2008, the Company’s Russian broadcasting licenses were amortized over the period of 5 years. As discussed in Note 2, effective January 1, 2008, the Company has changed the estimated useful life of Russian broadcasting licenses to indefinite. Hence, from January 1, 2008, the Russian broadcasting licenses is not amortized but is tested for impairment on an annual basis.

8.                 GOODWILL

Goodwill as of December 31, 2007 and March 31, 2008 comprises the following:

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	CIS Group	Total
Balance as of December 31, 2007	$42,844	$21,110	$2,594	$12,126	$—	$78,674
Goodwill acquired	—	—	—	—	36,891	36,891
Foreign currency translation adjustment	1,894	925	114	531	55	3,519
Balance as of March 31, 2008	$44,738	$22,035	$2,708	$12,657	$36,946	$119,084

9.                 STOCKHOLDERS’ EQUITY

The following table summarizes common stock options and Stock Appreciation Rights (“SAR”) activity for the Company during the three months ended March 31, 2008:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2007	5,326,885	$18.33	6,217,600	$1.64
Exercised	(20,000)	16.95	—	—
Expired	(9,375)	26.91	—	—
Outstanding as of March 31, 2008	5,297,510	$18.32	6,217,600	$1.64

The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2007	3,244,472	$9.64
Vested	(343,354)	8.30
Nonvested as of March 31, 2008	2,901,118	$9.80

The Company recognized stock-based compensation expense of $3,070 and $3,359 for the three months ended March 31, 2007 and 2008, respectively. As of March 31, 2008, the total compensation cost related to unvested awards not yet recognized is $27,222, to be recognized over a weighted average period of 2.37 years.

10.          COMMITMENTS AND CONTINGENCIES

Purchase commitments

The Company has future purchase commitments of $283.9 million as of March 31, 2008. These purchase commitments primarily include the Company’s contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and equipment purchase obligations.

Pending acquisitions

Production companies

In December 2007, the Company entered into definitive share purchase agreements to acquire 100% of the share capital of two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement, as amended in April 2008, the Company is obligated to pay an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments will be payable subject to the achievement of certain performance criteria for the 2008, 2009 and 2010 fiscal years of up to $13,000 for each year ($39,000 in aggregate for the three years). The Company closed this acquisition in April 2008.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

Under the terms of the Soho Media share purchase agreement, the Company is obligated to pay approximately $4,000 in cash in connection with closing, and, subject to meeting annual performance criteria for the 2008, 2009 and 2010 fiscal years, the Company will also be required to make annual cash earn-out payments to the owners of up to an aggregate of $6,000 for all years. The Company closed this acquisition in April 2008.

DTV

In March 2008, CTC Network entered into a definitive purchase agreement  (the “Purchase Agreement”) to acquire the DTV group (“DTV”) from Modern Times Group MTG AB (“MTG”), one of the Company’s principal stockholders, for total cash consideration of approximately $395,000, subject to defined balance sheet adjustments. In connection with the purchase of DTV, CTC Network granted MTG a right of first offer, for a ten-year term, in the event that it seeks to sublicense or license to any third-party any rights it or its affiliates hold to broadcast television programming in Estonia, Latvia or Lithuania. CTC Media, Inc. agreed to guarantee CTC Network’s obligations under the Purchase Agreement. In April 2008, the Company entered into an amendment to the Purchase Agreement and closed the acquisition of DTV (Note 12).

Concentrations

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

The Company’s agreements with Video International extend through December 2012 and December 2009 for CTC Network and Domashny Network, respectively, and 2010 for the Television Station Groups. These agreements are generally terminable upon 180 days’ notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company’s business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

The Company’s revenues for advertising placed through Video International account for 93% of total operating revenues of $104,121 in the three months ended March 31, 2007 and 98% of total operating revenues of $136,746 in the three months ended March 31, 2008.

Income taxes

As of December 31, 2007 and March 31, 2008, the Company included accruals for unrecognized income tax benefits totaling $298 and $322, respectively, as a component of accrued liabilities related to operations in Russia. In addition, as of March 31, 2008, the Company recorded accruals for unrecognized income tax benefits and the related interest and penalties of the Channel 31 Group in the amounts of $1,778 and $5,130, respectively, including the accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $1,737 and $5,027, respectively.

As of March 31, 2008 approximately $342 of the unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company considers it reasonably possible that approximately $132 of the unrecognized income tax benefit and $312 of related accrued interest and penalties will be reversed by March 31, 2009, due to expiration of applicable statute of limitations.

Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits and related interest and penalties increasing by up to $3,789, if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,415 of the total potential increase could occur within twelve months from March 31, 2008. This amount represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of ZAO CTC Region as discussed below and certain recognized income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities as the result of an inspection recently initiated by the tax authorities with respect to CTC Network and Maraphon-TV.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

The tax years ended December 31, 2005, 2006 and 2007 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1993 through December 31, 2007 remain subject to examination by the US tax authorities. The tax years ended December 31, 2003 through December 31, 2007 remain subject to examination by the Kazakh tax authorities.

Non-income Taxes

The Company’s policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian and Kazakh tax systems, the Company’s final taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2007 and March 31, 2008. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2007 and March 31, 2008, the Company included accruals for contingencies related to non-income taxes totaling $338 and $384 as a component of accrued liabilities related to operations in Russia. In addition, in conjunction with the acquisition of its interest in the Channel 31 Group, the Company recorded accruals for non-income tax and related interest and penalties in the amounts of $3,048 and $5,552, respectively, including the amounts related to pre-acquisition contingencies of $2,973 and $5,480, respectively.

Also, the Company has identified possible contingencies related to non-income taxes, which are not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2008, management estimates such contingencies related to non-income taxes and to related interest and penalties to be approximately $1,444.

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

Russian Broadcast Licenses

All of the Company’s Russian affiliate television stations, including those that are owned-and-operated, are required to have broadcast and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

The broadcast licenses of Russian affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute ‘‘Russian content’’, and governmental authorities relatively recently added an additional term to the broadcast licenses of some of CTC’s owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to ‘‘local content’’. Certain affiliates may not have always been in compliance with these requirements. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

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

In the second quarter of 2007, the Company’s wholly-owned subsidiary, ZAO CTC Region, was subject to a tax inspection for the 2004, 2005 and 2006 tax years. Thereafter, the Russian tax inspectorate issued a claim and withdrew funds for approximately $830 (at the US dollar/ruble exchange rate as of March 31, 2008), including penalties and interest, from which $460 relates to non-income taxes and $370 relates to the income tax.  The Company filed a lawsuit disputing the claim. At this time, the Company does not believe an unfavorable outcome in regard to all issues raised in this claim to be probable; therefore, it has only accrued approximately $215 of non-income tax (at the US dollar/ruble exchange rate as of March 31, 2008), in the financial statements.

Transactions with Mostelecom

Mostelecom, the dominant cable provider in Moscow, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. The Company collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that the Company’s stations in Moscow were allocated access on Mostelecom’s systems as capacity was increased. In June 2007, Mostelecom approached the Company to discuss securing rights to carry the networks’ signals over connections added since 2004 by paying a one-time “connection fee” per household. Included in the proposal were an estimated 274,000 households for CTC Moscow and an estimated 850,000 households for Domashny Moscow. In January 2008, the Company signed agreements with Mostelecom to secure the right to be connected to 389,000 households for a total cost of $4,818 (excluding VAT), which is being paid in installments as the Company verifies the connections for such households. The Company is still verifying the existence of the connections to the other households and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to the remaining connections.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

11.          SEGMENT INFORMATION

Prior to January 1, 2008, the Company operated in four business segments –CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group.  Beginning in 2008, with the completion of its acquisition of the interest in the Channel 31 Group in Kazakhstan, the Company added a fifth business segment – CIS Group. The Company has presented its business segments consistently with the information used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Three Months Ended March 31, 2007
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	CIS Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$76,613	$8,532	$16,303	$3,198	N/A	$104,646	$(525)	$104,121

Operating income/ (loss)	39,403	430	7,617	(2,501)	N/A	44,949	(6,433)	38,516

Total assets	338,201	33,612	94,578	68,980	N/A	535,371	4,421	539,792

Capital expenditures	(172)	(24)	(689)	(428)	N/A	(1,313)	(138)	(1,451)

Depreciation and amortization	(260)	(151)	(1,532)	(3,305)	N/A	(5,248)	(524)	(5,772)

Amortization of programming rights	(27,919)	(5,308)	(1,170)	(1)	N/A	(34,398)	45	(34,353)

Amortization of sublicensing rights	(4,403)	—	—	—	N/A	(4,403)	—	(4,403)

	Three Months Ended March 31, 2008
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	CIS Group	Business segment results	Eliminations and other	Consolidated results

Operating revenue	$98,029	$15,467	$20,014	$3,449	$650	$137,609	$(863)	$136,746

Operating income/ (loss)	45,536	4,534	10,632	(57)	(368)	60,278	(7,245)	53,032

Total assets	547,192	42,872	105,844	66,693	163,697	926,298	(13,639)	912,659

Capital expenditures	(767)	(56)	(1,909)	(854)	—	(3,586)	(74)	(3,660)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

	Three Months Ended March 31, 2008
	CTC Network	Domashny Network	CTC Station Group	Domashny Station Group	CIS Group	Business segment results	Eliminations and other	Consolidated results
Depreciation and amortization	(244)	(172)	(501)	(625)	(131)	(1,673)	(531)	(2,204)

Amortization of programming rights	(45,057)	(7,824)	(1,407)	(6)	(289)	(54,583)	160	(54,423)

Amortization of sublicensing rights	(1,223)	—	—	—		(1,223)	—	(1,223)

The ‘‘Eliminations and other’’ column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

The Company operates within two geographic regions, Russia and Kazakhstan, and generates substantially all of its revenues from television advertising.

12.          SUBSEQUENT EVENTS

On April 16, 2008, CTC Network acquired 100% of the DTV group from an affiliate of Modern Times Group MTG AB (“MTG”). As consideration for the acquisition, the CTC Network paid MTG $190,000 in cash, issued a promissory note to MTG in the amount of $138,611 and agreed to ensure the repayment of indebtedness owing from the DTV network to MTG in the amount of $65,668. The promissory note is repayable upon the earlier of (i) five days after the Company closes a debt financing and (ii) 90 days from the closing of the acquisition. The principal amount of the note incurs interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The DTV network indebtedness owing to MTG is repayable no later than 10 days following the closing of a debt financing. Given that the Company will not have sufficient cash balances or cash from operations when these debts fall due, the Company intends to repay these debts by securing commercial debt financing from a third-party lender.

In late 2006, the Company entered into preliminary lease agreements (consistent with market practice in Moscow) for a 12,000 square meter office building in Moscow. The building that was the subject of the preliminary lease agreements was recently sold and the new owner informed the Company that it has elected to terminate the preliminary lease agreements.  The Company is currently negotiating the commercial terms of such termination.

In April 2008, the Company acquired a 100% interest in OOO “CTC-Saratov”, a station located in Saratov, for cash consideration of $12,257.

In April 2008, the Company closed the Costafilm and Soho Media acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2007 and 2008. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on February 29, 2008 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

We operate the CTC Network, a Russian television network offering entertainment programming targeted principally at 6-54 year-old viewers, and the Domashny, or ‘‘Home’’ Network, a Russian television network targeted principally at 25-60 year-old women. CTC’s signal is broadcast by over 350 television stations and local cable operators, including 21 owned-and-operated stations and 22 unmanned repeater transmitters. Domashny’s signal is broadcast by over 230 television stations and local cable operators, including 13 owned-and-operated stations and nine unmanned repeater stations. The signals of CTC and Domashny cover approximately 100 million people and 64 million people in Russia, respectively. In February 2008, we acquired an interest in the Kazakh television broadcaster, Channel 31, targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations.

We currently organize our operations into five business segments: CTC Network, Domashny Network, CTC Television Station Group, Domashny Television Station Group and CIS Group.

•                  CTC and Domashny Networks. CTC and Domashny Networks are responsible for their broadcasting operations, including the licensing and commissioning of programming, producing their programming schedule and managing their relationships with their independent affiliates. Substantially all of their revenues are generated from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

•                  CTC and Domashny Television Station Groups. The CTC Television Station Group manages its 21 owned-and-operated stations and 22 repeater transmitters. The Domashny Station Group manages its 13 owned-and-operated stations and nine repeater transmitters. Both Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to the affiliates by our Networks. Substantially all of our local advertising is currently placed through Video International.

•                  CIS Group. The CI Group was formed in the beginning of 2008 in conjunction with the acquisition, on February 29, 2008, of our interest in Channel 31 and the establishment of two subsidiaries that provide an exclusive advertising sales function and programming content to Channel 31(together, the “Channel 31 Group”).  Substantially all of our television advertising at the Channel 31 Group is placed through Video International.  The results of operations for the CIS Group have been included in our results of operations since March 1, 2008.

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

The continued success of our advertising sales depends on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share by broadcasting attractive entertainment programming, including original Russian series and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we continue to compete with other television broadcasters for programming content, and seek to air programming that addresses evolving audience tastes and trends in television broadcasting. Our programming costs have risen substantially in recent years and we expect that they will continue to do so as competition for high-quality Russian and foreign entertainment programming continues to intensify among Russian television broadcasters, in conjunction with anticipated growth in the Russian television advertising market.

While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in adjacent Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. On February 29, 2008, we acquired an interest in the Kazakh television broadcaster, Channel 31. In April 2008, we acquired the group of companies which operates the DTV network (“DTV”), a national free-to-air television network and a group of 24 owned-and-operated stations in Russia. Additionally, in April 2008, we closed the acquisitions of Costafilm LLC and Soho Media LLC, two Russian television production companies. These completed acquisitions are described in more detail below.  We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, two ‘‘sales houses,’’ Video International and NTV Media, control the placement of virtually all national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the first quarter of 2007 and 2008.

Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we do not believe that the reduction in the amount of available advertising will negatively affect our results of operations in 2008.

In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day. We place all of our national advertising in Kazakhstan through Video International.

Our Agreements with Video International

In Russia, we have three agreements with Video International for the placement of its advertising (not including the agreements Video International has with our recently acquired DTV network): one with CTC, one with Domashny and one umbrella agreement for both of our Television Station Groups, with sub-agreements for each of our individual owned-and-operated stations that have retained Video International to place their advertising. The current agreements for the CTC and Domashny networks run through December 2012 and December 2009, respectively.  The umbrella agreement for our Television Station Groups runs through December 2010.

Under the terms of the network agreements, we pay Video International fixed commissions of 13% and 12%, respectively, of the gross advertising sales of the CTC and Domashny networks. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC Network’s or Domashny Network’s gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy.

The CTC Network and Domashny Network agreements are terminable upon 180 days’ notice by either party. As compensation for early termination, the terminating party under either the CTC Network or Domashny Network agreements must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the agreement is terminated upon six months’ notice by either party as of January 1 of any year other than 2008, no termination fee is payable.

In connection with previous network agreements with Video International, we paid Video International a one-time $9,900 signing fee that we are recorded on a straight-line basis from 2005 through 2007 as a reduction in revenues. We accounted for that signing fee as commission, allocating it to the CTC and Domashny Networks proportionally to their revenues. This increased Video International’s effective average commission rate on CTC’s and Domashny’s gross advertising sales during the 2005 – 2007 period.

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

The Television Station Group agreements can be terminated upon 180 days’ notice by either party. If a station terminates its agreement, it must pay Video International an amount equal to 15% of the amount of the station’s advertising sales for the six months preceding the termination date.  If Video International terminates the agreement, it must pay the station an amount equal to the station’s advertising sales for the six months preceding the termination date, net of commissions paid during that period.

The contracts for the placement of advertising, our principal source of revenue, are denominated primarily in rubles and we currently expect that almost all of our advertising revenues in future years will be denominated in rubles.

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

Channel 31 signed an exclusive agency agreement with Video International for placement of its national advertising in Kazakhstan. This agreement runs through December 2009.  Under the terms of the agreement, Channel 31 pays Video International a fixed commission of 15% of the gross advertising sales of the Channel 31 Group. Channel 31 Group bears the credit risk associated with any failure by an advertiser to make payments when they are due.

The Channel 31 agreement with Video International is terminable upon 60 days’ notice by either party. As compensation for early termination, the terminating party must pay the other party an amount equal to 15% of the average revenues of the Channel 31 Group over the preceding six-month period. If, however, Video International does not achieve the agreed quarterly sales targets by 25% or more of those targets, the Channel 31 Group has a right to terminate the agreement without any termination fees. The contracts for the placement of advertising are denominated either in Kazakh tenge (for local customers) or in the foreign currency (for non-Kazakh advertisers).

Recent Acquisitions

Kazakh broadcaster

On February 29, 2008, we acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP (“Channel 31”), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, that provide the exclusive advertising sales function and programming content to Channel 31, respectively (together, the “Channel 31 Group”). These interests provide us with a right to 60% of the economic interest of the Channel 31 Group.  The total purchase consideration for the Channel 31 Group comprised approximately $65.3 million, including $0.5 million in direct transaction costs.

We hold a 20% participation interest in Channel 31 and majority ownership positions in the two subsidiaries.  In addition, we have the right, pursuant to the charters and foundation agreements of each company in the Channel 31 Group, to appoint the senior management of each company within the Channel 31 Group.  In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% interest in a Kazakh television broadcaster, we have an option to acquire additional participation interests in Channel 31, at no additional cost, so that our total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law. Upon exercise of such option, the relative ownership interests in each other company in the Channel 31 Group will be adjusted to reflect such exercise, and we would continue to have a 60% economic interest in the Channel 31 Group as a whole.

The television advertising market in Kazakhstan is the third largest among the countries of the former Soviet Union, behind Russia and Ukraine. Our local Kazakh partners have more than 15 years of television experience and we believe they will be a valuable resource as we seek to build Channel 31 brand and capitalize on the development of this dynamic market.  With a combination of CTC’s proven Russian language programming and local productions, we believe we are well positioned to enhance the channel’s appeal to both viewers and advertisers.

We began consolidating the results of operations of the Channel 31 Group with our results of operations starting from the acquisition date.

DTV

On April 16, 2008, we acquired 100% of the DTV group from an affiliate of Modern Times Group MTG AB (“MTG”).  The DTV group operates a national free-to-air television network and a group of 24 owned-and-operated stations in Russia.  MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of our outstanding shares.  Three members of our board of directors, Hans-Holger Albrecht (one of the Co-Chairman), Maria Brunell Livfors and Kaj Gradevik, were nominated to our board of directors by MTG.  Such directors excused themselves from those portions of our board meetings where consideration and approval of the DTV acquisition took place.

DTV broadcasts a mix of entertainment programming with a primary focus on male viewers.  The audience share of the network was 1.9% in 2007 and the first quarter of 2008.  DTV is an established network that we believe will further increase our exposure to the fast-growing Russian TV advertising market. With the Russian television business facing continued fragmentation of the viewing audience by topical preferences, we believe this acquisition presents us with an opportunity to offer our advertisers a broader multi-channel proposal and to seek to increase our advertising market share.

As consideration for the acquisition, we paid MTG $190 million in cash, issued a promissory note to MTG in the amount of $138.6 million and agreed to ensure the repayment of indebtedness owing from the DTV network to MTG in the amount of $65.7 million. We intend to repay the note and fund the repayment of the DTV indebtedness by securing commercial debt financing from a third-party lender. See “Item 1A.  Risk Factors — We will not have sufficient cash balances or cash from operations to repay on a timely basis debt we owe to affiliates of Modern Times Group MTG AB in connection with our acquisition of the DTV network from them and we must therefore arrange to borrow funds to do so.”

The note has been guaranteed by our parent company and is repayable upon the earlier of (i) five days after we close the debt financing and (ii) 90 days from the closing of the acquisition.  The principal amount of the note incurs interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The DTV network indebtedness owing to MTG is repayable no later than 10 days following the closing of the debt financing.   In connection with the purchase of DTV, we have also agreed to grant MTG a right of first offer, for a ten-year term, in the event that CTC Network seeks to license to any third-party any rights it or its affiliates holds to broadcast television programming in Estonia, Latvia or Lithuania.

Following the closing of this acquisition, we and MTG have agreed to cooperate to ensure the preparation of certain historical audited financial statements of the DTV group to satisfy our obligation to file such financial statements with the SEC.

We will begin to consolidate the results of operations of the DTV group with our operating results from the date of acquisition, April 16, 2008.  As with our CTC and Domashny networks, Video International acts as the exclusive sales house for the placement of national and local advertising for DTV.

Production companies

In April 2008, we closed the acquisition of two Russian production companies, Costafilm LLC and Soho Media LLC. Costafilm is Russian production company that has historically specialized in producing programming for the CTC Network. Under the terms of the Costafilm share purchase agreement, we are obligated to pay an aggregate of $1 million in cash in connection with the closing to the four individual owners of the acquired company. Annual cash earn-out payments are payable to such owners subject to the achievement of certain performance criteria for the 2008, 2009 and 2010 financial years, of up to $13 million for each year ($39 million in aggregate for three years).

Soho Media is a production company specializing in entertainment TV shows. On closing, we paid the two individual owners of Soho Media an aggregate of approximately $4 million in cash. Subject to meeting annual performance criteria for the 2008, 2009 and 2010 financial years, we will also be required to make aggregate annual cash earn-out payments to such owners of up to $6 million for all years.

Station acquisition

In April 2008, we acquired a 100% interest in OOO “CTC-Saratov”, for cash consideration of $12.3 million.

Critical Accounting Policies, Estimates and Assumptions

Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on February 29, 2008. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The only change in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on February 29, 2008 relates to determination of useful lives of our Russian broadcasting licenses, as outlined below.

Useful life of Russian broadcasting licenses

In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the Russian broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life and effective January 1, 2008, we changed our estimate for the useful lives of these licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. See “— Results of Operations — Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights).”

Results of Operations

The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended March 31,
	2007	2008

Revenues:
Advertising	93.8%	98.8%
Sublicensing and other	6.2	1.2
Total operating revenues	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(4.2)	(4.8)
Selling, general and administrative (exclusive of depreciation and amortization)	(16.1)	(14.1)
Amortization of programming rights	(33.0)	(39.8)
Amortization of sublicensing rights	(4.2)	(0.9)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.5)	(1.6)

Total operating expenses	(63.0)	(61.2)

Operating income	37.0	38.8
Foreign currency gains	—	0.5
Interest income	2.0	2.8
Interest expense	—	—
Gains on sale of businesses	—	—
Other non-operating income (losses), net	—	0.1
Equity in income of investee companies	0.5	0.2

Income before income tax and minority interest	39.5	42.3

Income tax expense	(11.7)	(11.0)
Income attributable to minority interest	(0.9)	(0.8)

Net income	27.0%	30.5%

Comparison of Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2007 and 2008

Total operating revenues

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$76,613	$98,029
Change period-to-period	—	28.0%
Domashny Network	8,532	15,467
Change period-to-period	—	81.3%
CTC Television Station Group	16,303	20,014
Change period-to-period	—	22.8%
Domashny Television Station Group	3,198	3,449
Change period-to-period	—	7.8%
CIS Group	—	650
Change period-to-period	—	N/A
Eliminations and other	(525)	(863)
Total	$104,121	$136,746
Change period-to-period	—	31.3%

Our total operating revenues grew by approximately 31.3% when comparing the three-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market resulting in higher advertising rates. Increases in the price of television advertising rates in the first three months of 2008 were also driven by a decrease in the amount of advertising permitted to be broadcast under Russian law effective January 1, 2008.  See “— Television Advertising Sales”. In addition, the increase in our revenues when comparing the three months ended March 31, 2007 and 2008 was partially due to the fact that a significant majority of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar resulted in an approximate 8.6% increase in our advertising revenues.

In the three months ended March 31, 2008, the rate of growth in our advertising revenues for our Television Stations Group as compared to our Networks was impacted by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations.  We believe this decrease was driven primarily by the increase in advertising rates over the period which caused many large advertisers temporarily to shift more of their advertising budgets to national, rather than local, campaigns, as well as some smaller local advertisers to postpone placement of TV advertising towards the second half of the year.

We acquired our interest in the Channel 31 Group on February 29, 2008. As a result, our operating results for the three months ended March 31, 2008 include the operations of the Channel 31 Group for one month.

Advertising revenue

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$70,645	$96,716
Change period-to-period	—	36.9%
Domashny Network	8,532	15,467
Change period-to-period	—	81.3%
CTC Television Station Group	16,018	19,569
Change period-to-period	—	22.2%
Domashny Television Station Group	2,411	2,654
Change period-to-period	—	10.1%
CIS Group	—	650
Change period-to-period	—	N/A
Eliminations and other	45	—
Total	$97,651	$135,056
Change period-to-period	—	38.3%

We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

CTC Network. CTC Network’s advertising revenue increased by 36.9% when comparing the three-month periods under review principally due to increased advertising rates and the appreciation of the Russian ruble against the US dollar offset by a decrease in audience share. See “– Television Advertising Sales” for more information on the reduction of airtime available for advertising. The average audience share of the CTC Network decreased from 9.3% to 8.8% when comparing the three months ended March 31, 2007 and 2008, respectively. The decrease in audience share at the CTC Network over the periods under review can be explained by increased competition and relative underperformance of our programming.

Domashny Network.  The Domashny Network contributed $8.5 million and $15.5 million, respectively, to our consolidated advertising revenues for the three months ended March 31, 2007 and 2008. This amounts to 8.7% and 11.5%, respectively, of our consolidated advertising revenues. The increase in revenues reflects an increase in audience share for the Domashny Network, growth of the Russian television advertising market and the appreciation of the Russian ruble against the US dollar. The audience share of the Domashny Network increased from 1.9% for the three months ended March 31, 2007 to 2.3% for the three months ended March 31, 2008.

CTC and Domashny Television Station Groups.  Advertising revenues of the CTC Television Station Group increased from $16.0 million to $19.6 million when comparing the three months ended March 31, 2007 and 2008 principally due to newly acquired stations, appreciation of the Russian ruble against the US dollar and increased advertising rates.

The Domashny Television Station Group contributed $2.4 million and $2.7 million, respectively, to our consolidated advertising revenues for the three months ended March 31, 2007 and 2008, amounting to 2.5% and 2.0%, respectively, of our consolidated advertising revenues in those periods. In absolute terms, the increase in revenue was primarily due to newly acquired stations and appreciation of the Russian ruble against the US dollar.

CIS Group.  In March 2008, we generated $0.7 million in advertising revenues from the Channel 31 Group, which comprised all the revenues of this segment for this period.

Sublicensing and other revenues

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$5,967	$1,312
Change period-to-period	—	(78.0)%
Domashny Network	1	—
Change period-to-period	—	—
CTC Television Station Group	285	447
Change period-to-period	—	56.8%
Domashny Television Station Group	787	794
Change period-to-period	—	0.9%
CIS Group	—	—
Change period-to-period	—	N/A
Eliminations and other	(570)	(863)
Total	$6,470	$1,690
Change period-to-period	—	(73.9)%

Networks. The higher sublicensing and other revenues at the CTC Network level in the earlier period primarily reflects the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia during the first quarter of 2007.

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

Total operating expenses

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$(37,210)	$(52,493)
Change period-to-period	—	41.1%
Domashny Network	(8,102)	(10,933)
Change period-to-period	—	34.9%
CTC Television Station Group	(8,686)	(9,382)
Change period-to-period	—	8.0%
Domashny Television Station Group	(5,699)	(3,506)
Change period-to-period	—	(38.5)%
CIS Group	—	(1,018)
Change period-to-period	—	N/A
Eliminations and other	(5,908)	(6,382)
Total	$(65,605)	$(83,714)
Change period-to-period	—	27.6%
% of total operating revenues	63.0%	61.2%

Our total operating expenses as a percentage of operating revenues decreased from 63.0% to 61.2% when comparing the three months ended March 31, 2007 and 2008 mainly due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses, amortization of sublicensing rights, and depreciation and amortization expenses, offset by increases, as a percentage of operating revenues, in direct operating expenses and amortization of programming rights.

Direct operating expenses

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$(1,434)	$(1,937)
Change period-to-period	—	35.1%
Domashny Network	(907)	(1,060)
Change period-to-period	—	16.9%
CTC Television Station Group	(1,334)	(2,345)
Change period-to-period	—	75.8%
Domashny Television Station Group	(962)	(1,321)
Change period-to-period	—	37.3%
CIS Group	—	(100)
Change period-to-period	—	N/A
Eliminations and other	302	237
Total	$(4,335)	$(6,526)
Change period-to-period	—	50.5%
% of total operating revenues	4.2%	4.8%

Networks. At the Network level, direct operating expenses principally comprise the salaries of our Networks’ engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment’s total operating revenues increased slightly from 1.9% to 2.0% when comparing the three months ended March 31, 2007 and 2008. At the Domashny Network, direct operating expense as a percentage of this segment’s total operating revenues decreased from 10.6% to 6.9% when comparing the three months ended March 31, 2007 and 2008, as a result of increased revenues.  In absolute terms, direct operating expenses at our Networks increased due to annual increases in salaries and benefits, and the appreciation of the Russian ruble against the US dollar, as well as increases in headcount.

Television Station Groups. At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments’ total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations. For the CTC Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues increased from 8.2% to 11.7% when comparing the three months ended March 31, 2007 and 2008. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment’s total operating revenues increased from 30.1% to 38.3% when comparing the three months ended March 31, 2007 and 2008. Direct operating expenses increased in both segments over the periods under review primarily as a result of newly acquired stations, increases in transmission costs and increases in salaries and benefits. The increase in salaries and benefits was due to annual raises in compensation, the continued appreciation of the Russian ruble against the US dollar and increases in headcount. In addition, CTC Television Station Group’s transmission and maintenance costs increased primarily due to a new agreement signed by the station in Moscow with a local pay-TV operator for connections with its network effective January 1, 2008.

Direct operating expenses as a percentage of Domashny Television Station Group’s total operating revenues is higher than that of the CTC Television Station Group reflecting the start-up of operations. As we continue to build upon the Domashny brand, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment’s operating revenue.

In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the ‘‘Russian Ministry of Telecommunications’’) requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters’ signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which is the primary carrier of our networks’ signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems.

We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached. If our cable television operators were required to charge us transmission fees, we estimate that the annual transmission costs of our Television Station Groups could increase by up to $2.0 million.

Although Mostelecom carries our networks’ signals to a large majority of households in Moscow, a second cable operator carries our networks’ signals to approximately 15% of the Moscow households covered by our networks’ signals.  We pay this cable operator an annual fee for transmission to these households.  This cable operator recently contacted us to negotiate an increase in the fees they receive from us to carry our signal to these households.  These negotiations are still ongoing.

CIS Group.  For the CIS Group, direct operating expenses principally comprise transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group.

Eliminations and other. We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses increased from nil to $0.2 when comparing three months ended March 31, 2007 and 2008.

Selling, general and administrative expenses

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)

CTC Network	$(3,192)	$(4,031)
Change period-to-period	—	26.3%
Domashny Network	(1,737)	(1,878)
Change period-to-period	—	8.1%
CTC Television Station Group	(4,650)	(5,128)
Change period-to-period	—	10.3%
Domashny Television Station Group	(1,432)	(1,554)
Change period-to-period	—	8.5%
CIS Group	—	(498)
Change period-to-period		N/A
Eliminations and other	(5,731)	(6,249)
Total	$(16,742)	$(19,338)
Change period-to-period	—	15.5%
% of total operating revenues	16.1%	14.1%

Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

With respect to our rent expense, in 2006 we entered into preliminary lease agreements (consistent with market practice in Moscow) for a 12,000 square meter office building in Moscow which we expected to be ready for occupancy toward the end of 2008. The building that was the subject of the preliminary lease agreements was recently sold and the new owner informed us that it has elected to terminate the preliminary lease agreements with us.  We are currently negotiating the commercial terms of such termination. We have begun a search for another suitable office building to lease in greater Moscow.  Real estate in Moscow is expensive and supply in the market is limited.  Rental rates have increased considerably in recent years and we anticipate that we will have to pay materially more in rent to secure a lease on office space that is comparable to the space we had anticipated moving into later this year.  Even if we are willing to pay these increased rental rates, we may not be able to find suitable office space that is ready for occupancy in the near term. See “Item 1A.  Risk Factors —  We may have difficulty leasing adequate space in Moscow as needed, which could adversely affect our operations.”

CTC Network. Selling, general and administrative expenses of the CTC Network as a percentage of this segment’s total operating revenues decreased from 4.2% to 4.1% when comparing the three months ended March 31, 2007 and 2008. In absolute terms, selling, general and administrative expenses increased over the three-month periods under review due to annual increases in salaries and benefits, the appreciation of the Russian ruble against the US dollar, and increases in headcount. Advertising and promotion expenses were $0.7 million and $0.8 million, respectively, in the three months ended March 31, 2007 and 2008.

Domashny Network. Selling, general and administrative expenses of the Domashny Network as a percentage of the segment’s operating revenue decreased from 20.4% to 12.1% when comparing the three months ended March 31, 2007 and 2008. This decrease reflects growth in Domashny Network’s revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to annual raises in salaries and benefits. Advertising and promotion expenses were $0.4 million and $0.3 million, respectively, in the three months ended March 31, 2007 and 2008. As we continue to build upon the Domashny brand, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of this segment’s operating revenues.

CTC and Domashny Television Station Groups. Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment’s total operating revenues were 28.5% and 25.6% in the three months ended March 31, 2007 and 2008, respectively. In absolute terms, the increase in selling, general and administrative expenses was primarily due to increases in salaries and benefits, rent and advertising and promotion expenses. Advertising and promotion expenses were $2.2 million and $2.8 million in the first quarter of 2007 and 2008, respectively.

Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment’s total operating revenues were 44.8% and 45.1% in the three months ended March 31, 2007 and 2008, respectively. In absolute terms, selling, general and administrative expenses increased primarily as a result of newly acquired stations and due to increases in salaries and benefits.

CIS Group.  Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group for March 2008.  As a percentage of this segment’s operating revenues, selling, general and administrative expenses were 76.6%.

Eliminations and other. Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $2.8 million and $3.3 million for the three months ended March 31, 2007 and 2008, respectively. The general rise in these expenses over the periods under review at the corporate level is mainly due to the increase in our salaries and benefits which increased primarily due to additional headcount and annual compensation increases.

Corporate stock-based compensation expense amounted to $3.0 million and $3.1 million for the three months ended March 31, 2007 and 2008, respectively. This increase over the periods under review resulted from the additional grants of stock options to management in the second and fourth quarters of 2007.

We expect our general and administrative expenditures at the corporate level to increase during 2008 and subsequent years due to increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

Amortization of programming rights

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
CTC Network	$(27,919)	$(45,057)
Change period-to-period	—	61.4%
Domashny Network	(5,308)	(7,824)
Change period-to-period	—	47.4%
CTC Television Station Group	(1,170)	(1,407)
Change period-to-period	—	20.3%
Domashny Television Station Group	(1)	(6)
Change period-to-period	—	500.0%
CIS Group	—	(289)
Change period-to-period	—	N/A
Eliminations and other	45	160
Total	$(34,353)	$(54,423)
Change period-to-period	—	58.4%
% of total operating revenues	33.0%	39.8%

CTC Network. The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network’s total operating revenues increased from 36.4% to 46.0% when comparing the three months ended March 31, 2007 and 2008. The increase in amortization of programming rights for the CTC Network over the periods under review was primarily due to increases in the cost of programming, particularly foreign movies and Russian-produced programming, and increases in impairment charges. Impairment charges increased from $0.7 million to $5.1 million, when comparing the three months ended March 31, 2007 and 2008, due to the underperformance of two Russian series launched in the first quarter of 2008.

Although we expect the acquisition of the Costafilm and Soho production companies to have a favorable impact on our programming costs over time, we expect our programming costs to continue to increase in 2008 in absolute terms in response to intense competition for quality programming.

Domashny Network. Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 62.2% to 50.6% when comparing the three months ended March 31, 2007 and 2008. We expect Domashny’s amortization of programming expense to decrease as a percentage of its operating revenues for 2008 as we build on this segment’s advertising revenues, but expect that this expense will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny’s audience share.

CTC and Domashny Television Station Groups. Our Television Station Groups amortize the programming that they commission for broadcast during the local windows.  Although the investment our owned-and-operated stations make in programming has historically been limited, we have been required to increase the amount of “local content” broadcast by our owned-and-operated stations in reaction to relatively recent modifications to the terms of the broadcast licenses of a majority of our owned-and-operated stations.  As a result, we expect that the amounts our Television Station Groups spend on programming will continue to increase, which will, in turn, increase the amount of amortization of programming rights for these segments in the foreseeable future.

CIS Group.  Amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. In March 2008 total amortization expense was 44.5% as a percentage of this segment’s total operating revenues.

Amortization of sublicensing rights

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
CTC Network	$(4,403)	$(1,223)
Change period-to-period	—	(72.2)%
Total	$(4,403)	$(1,223)
Change year-on-year	—	(72.2)%
% of total operating revenues	4.2%	0.9%

Amortization of sublicensing rights decreased from $4.4 million to $1.2 million when comparing the three months ended March 31, 2007 and 2008 mainly reflecting the sale of certain Russian mini-series to First Channel in Russia during the first quarter of 2007.

Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
CTC Network	$(260)	$(244)
Change period-to-period	—	(6.2)%
Domashny Network	(151)	(172)
Change period-to-period	—	13.9%
CTC Television Station Group	(1,532)	(501)
Change period-to-period	—	(67.3)%
Domashny Television Station Group	(3,305)	(625)
Change period-to-period	—	(81.1)%
CIS Group	—	(131)
Change period-to-period	—	N/A
Eliminations and other	(524)	(531)
Total	$(5,772)	$(2,204)
Change period-to-period	—	(61.8)%
% of total operating revenues	5.5%	1.6%

Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights and sublicensing rights, principally network affiliation agreements and cable network connections.

Networks. At the Network level, the depreciation of broadcasting equipment, computer hardware and office furniture represents the principal component of this expense. This expense remained relatively constant in absolute terms for the periods under review.

CTC and Domashny Television Station Groups. Prior to January 1, 2008, we treated our Russian broadcast licenses as definite life assets and amortized them on a straight-line basis over five years.  As a result, prior to 2008, a significant portion of the depreciation and amortization expense of our Television Station Groups was the amortization of these broadcast licenses.  In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of our Russian broadcast licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of license renewals and uncertainties in the regulatory environment. We believe that our history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for our assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, we changed our estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our Russian broadcast licenses will not be amortized but will be tested for impairment on an annual basis.

During the first quarter of 2007, the amortization of broadcasting licenses of the CTC and Domashny Television Station Groups amounted to $1.1 million and $2.7 million, respectively. If we had continued to amortize our Russian broadcasting licenses in 2008, the depreciation and amortization expense for the CTC and Domashny Television Station Groups in the first quarter of 2008 would have been $3.2 million and $4.0 million, respectively (which is 15.8%% and 116.6% of total operating revenues of these segments, respectively).   Because of our change in policy, however, depreciation and amortization expense as a percentage of total operating revenues for the three months ended March 31, 2007 and 2008 fell from 9.4% to 2.5%, respectively, for the CTC Television Station Group and from 103.3% to 18.1%, respectively, for the Domashny Television Station Group.

In January 2008, we signed agreements with Mostelecom to secure the right to be connected by cable to certain households in Moscow for a total cost of $4.8 million and capitalized this cost as an intangible asset. Based on our analysis of the terms of the agreement with Mostelecom we believe that these cable network connections have useful life of eight years.

CIS Group. Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

Eliminations and other. Other depreciation and amortization expense consists primarily of amortization expense of $0.5 million recorded in each of the periods under review, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa’s 25% plus one share interest in our CTC Network. These affiliation agreements will be fully amortized by August 2008.

Foreign currency gains

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Foreign currency gains	$27	$678

The functional currency of our Russian subsidiaries is the ruble. Our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, which is partially offset by the impact on our dollar-denominated assets. The increase in foreign currency gain when comparing the three months ended March 31, 2007 and 2008 was due to higher appreciation of the ruble against the US dollar.

Interest income

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Interest income	$2,084	$3,792

Principally as a result of our payment in April 2008 of $190 million in cash as partial payment of the purchase price for the DTV network, our cash and cash equivalents balance has decreased significantly since March 31, 2008. Because of this use of cash, we expect our interest income to be materially lower throughout 2008.

Interest expense

In connection with our acquisition of the DTV network on April 16, 2008, our interest expense will increase significantly.  On closing, we issued a promissory note in favor of DTV’s seller, MTG Broadcasting AG, in the principal amount of $138.6 million.  The note bears interest at the rate of 5.3% per year until June 30, 2008 and at the rate of 7.3% per year thereafter.  In addition, in connection with the DTV acquisition, we assumed, through the DTV group, $65.7 million of interest-bearing indebtedness that is repayable to MTG Broadcasting and its affiliates. We are currently seeking to secure commercial debt financing from a third party lender in order to repay this promissory note and the DTV group indebtedness.  We are negotiating to borrow up to $200 million and to close this financing in June or July of this year. See “Item 1A.  Risk Factors — We will not have sufficient cash balances or cash from operations to repay on a timely basis debt we owe to affiliates of Modern Times Group MTG AB in connection with our acquisition of the DTV network from them and we must therefore arrange to borrow funds to do so.”

Equity in income of investee companies

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Equity in income of investee companies	$511	$293

Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the first quarter of 2007, equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in the Kazan station, bringing our ownership to 100%. As a result, the operating results of the Kazan station are not reflected in this item starting from the acquisition of the remaining interest.

Income tax expense

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Income tax expense	$(12,145)	$(15,090)

Our effective tax rate was 30% and 26% for the three months ended March 31, 2007 and March 31, 2008, respectively. The decrease in effective tax rate over the periods under review reflects a decrease in non-deductible expenses, primarily advertising expense and stock-based compensations, as a percentage of income before tax.  In addition, in the first quarter of 2008 we recognized some income tax benefits in respect of the deductions for certain advertising expenses related to 2005-2007, due to change in our estimate of the sustainability of those deductions upon examination. Had we recognized such benefits in 2005-2007, our effective tax rate would have been 30% and 28% for the three months ended March 31, 2007 and March 31, 2008, respectively.

Income attributable to minority interest

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Income attributable to minority interest	$(891)	$(1,071)

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

Other comprehensive income

	Three months ended March 31,
	2007	2008
	(in thousands, except percentages)
Other comprehensive income	$3,914	$23,513

The functional currency of our Russian domiciled subsidiaries is Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The increase in other comprehensive income when comparing the three months ended March 31, 2007 and 2008 was due to higher appreciation of the ruble against the US dollar.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at March 31, 2008 Compared to December 31, 2007

Trade accounts receivable, net of allowance for doubtful accounts

Our accounts receivable increased from $11.7 million to $27.5 million from December 31, 2007 to March 31, 2008. Of the total $15.8 million increase, approximately $12.0 million was at our Networks and $3.8 million at our Television Station Groups. Our accounts receivable increased primarily as a result of the balance being seasonally low on December 31, 2007.

Prepayments

Current prepayments increased from December 31, 2007 to March 31, 2008 primarily due to advances paid for Russian series.

Broadcasting licenses

Broadcasting licenses increased by $125.3 million from December 31, 2007 to March 31, 2008 primarily due to the acquisition of our interest in the Channel 31 Group. In conjunction with that acquisition, we allocated $122.6 million of the purchase price to broadcasting license. See “—Recent Acquisitions.”

Other intangible assets

Intangible assets increased from December 31, 2007 to March 31, 2008 mainly due to capitalized cable connection fees. In January 2008, we signed agreements with Mostelecom to secure the right to be connected to 389,000 households. These connections have useful life of eight years.

Goodwill

Goodwill increased from December 31, 2007 to March 31, 2008 mainly due to the acquisition of our interest in the Channel 31 Group.  In conjunction with that acquisition, we  allocated $36.9 million of the purchase price to goodwill. See “—Recent acquisitions”.

Programming rights

The increase in programming rights from December 31, 2007 to March 31, 2008 was due to increased volume of foreign programming and the effect of cost inflation of Russian-produced programming.

Accounts Payable

Accounts payable increased from December 31, 2007 to March 31, 2008 primarily due to increases in the cost of programming, and extension of payment terms to foreign suppliers of programming rights.

Accrued liabilities

Accrued liabilities increased from December 31, 2007 to March 31, 2008 primarily due to an accrual in the amount of $15.1 million of pre-acquisition contingencies related to income and non-income taxes assumed in the acquisition of Channel 31 Group, and an accrual in the amount of $10.0 million for a portion of the purchase price related to the Channel 31 Group acquisition which was not paid as of March 31, 2008.

Taxes payable

Taxes payable increased from December 31, 2007 to March 31, 2008 primarily due to increase in VAT payable. VAT payable increased as a result of a change in legislation which allowed VAT to be paid on a quarterly rather than monthly basis starting from January 1, 2008.

Minority interest

Minority interest increased from December 31, 2007 to March 31, 2008 primarily due to the minority interest of $43.6 million related to the Channel 31 Group acquisition recognized at fair value in accordance with FIN No. 46.

Deferred tax liabilities

Deferred tax liabilities increased from December 31, 2007 to March 31, 2008 primarily due to a deferred tax liability related to the purchase price allocation for the Channel 31 Group.

Liquidity and Capital Resources

We have financed our operations to date through cash from operations, the private placements of equity and our IPO that closed in June 2006. At March 31, 2008, we had $287.8 million in cash and cash equivalents. Principally as a result of our payment in April 2008 of $190 million in cash as partial payment of the purchase price for the DTV network, our cash and cash equivalents balance has decreased significantly since March 31, 2008.

Cash flows

Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2007	2008
	(in thousands)
Net cash provided by operating activities:	$47,396	$28,759
Net cash used in investing activities:	(8,285)	(58,769)
Net cash provided by financing activities:	39	1,270

Our cash flow from operating activities decreased over the periods under review principally because of the increase in the percentage of cash spent for programming compared to cash received for advertising over these periods. Our advertising revenue amounted to $97.7 million and $135.1 million during the three months ended March 31, 2007 and 2008, respectively.

Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $24.7 million and $69.3 million, respectively, during the three months ended March 31, 2007 and 2008. The increase in cash paid for programming rights in the first quarter of 2008 was primarily due to cost inflation and an increase in purchases of Russian-produced programming. Of the total $44.6 million increase, approximately $32.4 million relates to the increase of cash expenditures for Russian-produced programming and $12.2 million to the increase of cash expenditures for foreign programming. Programming rights and sublicensing rights amortization amounted to $38.8 million and $55.6 million, during the three months ended March 31, 2007 and 2008, respectively. We expect that in 2008 our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the three months ended March 31, 2007 we paid $6.9 million related mainly to the acquisition of the remaining 49% interest in a CTC station in Samara and the acquisition of a 100% interest in a Domashny station in Rostov. In the three months ended March 31, 2008 we paid $55.0 million related to the acquisition of a 60% economic interest in the Channel 31 Group. See also “—Recent Acquisitions”.

Cash flows from financing activities increased over the periods under review due to cash receipts from the exercise of stock options.

While we believe cash on hand along with cash from operations would provide sufficient capital to fund our operations for the next 12 months, it will not provide sufficient cash to fund recent acquisition activities. In connection with the DTV acquisition, we paid MTG Broadcasting $190 million in cash in April 2008 from our existing cash balances. We also issued a promissory note to MTG Broadcasting in the amount of $138.6 million and agreed to ensure the repayment of indebtedness owing from the DTV network to affiliates of MTG in the amount of $65.7 million. Given that we will not have sufficient cash balances or cash from operations when these debts fall due, we intend to repay the note and fund the repayment of the DTV indebtedness by securing commercial debt financing from a third-party lender. The note has been guaranteed by our parent company and is repayable upon the earlier of (i) five days after we close the debt financing and (ii) 90 days from the closing of the DTV acquisition.  The DTV network indebtedness owing to MTG affiliates is repayable no later than 10 days following the closing of the debt financing.

We are currently negotiating to borrow up to $200 million from a syndicate of international banks.  Based on these negotiations, we expect to be able to borrow the funds necessary to repay the debt from the DTV acquisition as it falls due.  As of the filing of this quarterly report, however, we do not have a binding commitment from the banks to provide the proposed loan.  See “Item 1A.  Risk Factors — We will not have sufficient cash balances or cash from operations to repay on a timely basis debt we owe to affiliates of Modern Times Group MTG AB in connection with our acquisition of the DTV network from them and we must therefore arrange to borrow funds to do so.”

Off-balance sheet transactions

From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as of March 31, 2008:

	Payments Due by Period
	Total	Through 2008	2009 through 2010	2011 through 2012	Thereafter
			(in thousands)
Acquisition of programming rights	$207,700	$104,585	$103,115	—	—
Acquisition of format rights	6,010	4,677	1,333	—	—
Transmission and satellite fees	61,484	8,270	22,952	30,262	—
Leasehold obligations	8,686	2,335	1,175	1,147	4,029
Total(1)	$283,880	$119,867	$128,575	$31,409	$4,029

(1)    FIN No. 48 liabilities in the amount of $7,230 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 in respect of such assets and liabilities did not have a significant impact on our financial statements.

In February 2008, FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”) which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the provisions of FSP No. 157-2 to determine the potential impact, if any, the adoption will have on our financial statements.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. We have chosen not to elect the fair value option.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on our financial statements.

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

Beginning in 2006, substantially all advertising contracts between Video International and advertisers are ruble-denominated, with the result that substantially all of our advertising revenues in 2007 and 2008 are denominated in rubles as our longer-term advertising contracts denominated in US dollars expire and are replaced.

In response, we shifted a substantial majority of our expenditures from dollars to rubles. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the US dollar, our reported value of rubles held in banks and other ruble-denominated assets and liabilities could fluctuate in line with any change in the value of the ruble compared to the dollar. Effective January 1, 2006, we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are included as part of other comprehensive income. A substantial decline in the value of the Russian ruble against the US dollar could materially adversely affect our results of operations.

The following table provides information about our financial instruments denominated in a foreign currency and presents such information in US dollar equivalents (in thousands). Substantially all of our instruments that are sensitive to foreign currency exchange rates are denominated in rubles.

March 31, 2008

Cash equivalents	$224,973
Taxes reclaimable	10,315
Taxes payable	24,790
Long-term loans	235
Closing ruble/US dollar exchange rate	23.5156

Although we have trade accounts receivable and payable denominated in foreign currency, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 29, 2008 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. Any of the following risks could adversely affect our business, financial condition and results of operations. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks relating to our business and industry

A reduction in our audience share and ratings would likely result in a reduction in our advertising revenues.

The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two “hit” series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that “hit” series is discontinued or loses popularity. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to deteriorate or if it were to fail to sell advertising on our behalf effectively.

National television advertising in Russia is generally not placed directly with broadcasters. Instead, two “sales houses,” Video International and NTV Media, a sales house affiliated with the television channel NTV (one of our principal competitors), control the placement of most national television advertising in Russia, with a third sales house placing advertising for several smaller channels. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups. Video International also acts as the exclusive sales house for the placement of advertising on our newly acquired Russian network, DTV, and for Channel 31 in Kazakhstan.

Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2006 and 2007.  We have separate agreements with Video International that run through December 2012 for CTC and December 2009 for Domashny, DTV and Channel 31, respectively, and 2010 for our Television Station Groups.  These agreements for CTC, Domashny and our Television Station Groups are generally terminable upon 180 days’ notice by either party.  For DTV and Channel 31, the agreements are generally terminable by either party on 90 days’ and 60 days’ notice, respectively.  We cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of gross rating points (GRPs) expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, under the terms of the CTC and Domashny Network agreements Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network’s gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station’s advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy. If Video International were to sell to non-creditworthy customers and fail to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations during 2007 and the first quarter of 2008. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected. For more information on our agreements with Video International, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International”.

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

Newly adopted restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

In April 2008, the Russian State Duma and the Federation Council both approved the law “On foreign investments in economic entities that have strategic importance for defense and security of the state” (the “Ownership Law”).  The Ownership Law is expected to be signed by the Russian president and to come into effect later in 2008.

The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in “strategically important” industries, including television broadcasters that broadcast to more than 50% of the population of relevant constituent entity of the Russian Federation.  Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain threshold in a company operating in a strategically significant sector.  It is anticipated that such approval will generally require at least six months.

The Ownership Law contains a “grandfathering” provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement.  We therefore believe that neither CTC Media’s ownership of its Russian operating subsidiaries, nor the ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval.  We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another network.  Such approval process is likely to be time-consuming and may in any event ultimately result in a rejection of a proposed transaction.  As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited.  Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company – including, for example, the composition of its management – that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

 In addition to the Ownership Law discussed above, the law “On Mass Media” (the “Mass Media Law”) also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media’s direct ownership in CTC and each of our owned-and-operated stations below 50%. CTC Media’s direct ownership of Domashny, which was acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a “founder of a television or video program” for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

  The Mass Media Law could in the future be interpreted by the Russian governmental authorities or a court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs.  In addition, the Ownership Law described above could be implemented or interpreted to apply in some respects to foreign holdings existing at the time of adoption of the law.  In either case, it is possible that the Russian governmental authorities could suspend or revoke broadcasting licenses or permits held by our networks and our owned-and-operated stations, or fail to renew any such licenses. If any law were to be adopted or interpreted to restrict indirect foreign ownership and control of Russian television broadcasters, and did not contain a “grandfather” clause with respect to existing holdings, CTC Media could be obliged to restructure its group in order to comply with such requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew broadcasting licenses or permits held by our networks or our owned-and-operated stations, or could take other actions against us that could limit our ability to operate.

We have recently completely several acquisitions and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses and if we fail to identify additional suitable targets our growth strategy may be impeded.

A significant part of our growth strategy is the acquisition of other stations, networks, production companies and other complementary media companies. We have recently completed several acquisitions, including the acquisition of our third national Russian network, DTV; the acquisition of a majority economic interest in the Kazakh network Channel 31 and the acquisition of two Russian production companies, Costafilm and Soho Media.  While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses pose significant risks to our existing operations, including:

•	additional and significant demands placed on our senior management, who are also responsible for managing our existing operations;

•	increased overall operating complexity of our business, requiring greater personnel and other resources;

•	difficulties of expanding beyond our core expertise, in the event that we acquire content providers or other ancillary businesses;

•	significant initial cash expenditures to acquire and integrate new businesses;

•	contingent liabilities associated with acquired businesses, especially in the markets where we operate; and

•	incurrence of debt to finance acquisitions and high debt service costs related thereto.

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

Moreover, our growth may suffer if we are unable to further implement our acquisition strategy because we fail to identify suitable targets, are outbid by competing bidders or for any other reason. As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds. Given financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

We will not have sufficient cash balances or cash from operations to repay on a timely basis debt we owe to affiliates of Modern Times Group MTG AB in connection with our acquisition of the DTV network from them and we must therefore arrange to borrow funds to do so.

On April 16, 2008, we acquired the DTV network from a wholly owned subsidiary of Modern Times Group MTG AB (“MTG”), MTG Broadcasting AB. Another wholly owned subsidiary of MTG owns approximately 39.5% of our outstanding capital stock and three members of our board of directors are affiliated with, and appointed to our board by, MTG.   As consideration for the acquisition, we paid MTG Broadcasting $190 million in cash, issued a promissory note to MTG Broadcasting in the amount of $138.6 million and agreed to ensure the repayment of indebtedness owing from the DTV network to affiliates of MTG in the amount of $65.7 million.

Given that we will not have sufficient cash balances or cash from operations when these debts fall due, we intend to repay the note and fund the repayment of the DTV indebtedness by securing commercial debt financing from a third-party lender. The note has been guaranteed by our parent company and is repayable upon the earlier of (i) five days after we close the debt financing and (ii) 90 days from the closing of the DTV acquisition.  The DTV network indebtedness owing to MTG affiliates is repayable no later than 10 days following the closing of the debt financing.

We are currently negotiating to borrow up to $200 million from a syndicate of international banks.  Based on these negotiations, we expect to be able to borrow the funds necessary to repay the debt from the DTV acquisition as it falls due.  As of the filing of this quarterly report, however, we do not have a binding commitment from the banks to provide the proposed loan.  Moreover, conditions in the global credit market are currently such that borrowing funds now is much more difficult than in recent years.  Therefore, we cannot guarantee you that we will be able to borrow the funds necessary to repay the debt from the DTV acquisition on reasonable commercial terms or at all.  If we are unable to borrow the funds by July 15, 2008 and were unable to obtain alternative financing, we would be forced to default on the note we issued to MTG Broadcasting.  If this were to occur, given that MTG is one of our principal stockholders, we believe that we would be able to negotiate new payment terms on the debt, including an extended payment schedule.  If, however, MTG were to refuse to extend the payment terms on the debt and sought to enforce the note in court, such a default would have a material adverse effect on our business and financial condition and the trading price of our common stock.

A change in Russian law further limiting the amount of advertising time permitted on television could materially adversely affect our results of operations.

Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we do not believe that the reduction in the amount of available advertising will negatively affect our results of operations in 2008. If legislation were to be introduced to further limit the amount of available advertising time, we cannot guarantee that increases in advertising prices, if any, or any steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time. In particular, Russia has signed an international convention that, if ratified by the Russian parliament, would further limit the amount of advertising that could be broadcast during feature films. Alexander Rodnyansky, our chief executive officer, has stated in interviews that this convention, if ratified, could significantly reduce the revenues that we are able to generate from the broadcast of feature films. If legislation implementing the convention were to be adopted or if other legislation were to be adopted further limiting available advertising time, our results of operations could be materially adversely affected.

If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

We generate substantially all our revenues from the sale of free-to-air television advertising in Russia, which constituted approximately 50% of all advertising expenditures in Russia in 2007, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in CTC Network’s target demographic. Continued decline in the appeal of television generally and, in particular, our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium which, in turn, could have a material adverse effect on our results of operations.

Increasing demand for popular Russian content, as well as competition for popular foreign programming, may result in continued material increases in our programming costs, which could materially adversely affect our operating margins and results of operations.

Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a limited supply of Russian- produced programming and strong competition among the Russian networks and channels for such programming.

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

The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. In 2007, TSN Gallup Media added four additional cities to the panel of measured cities. In addition, the system of audience measurement was affected by a change in the algorithm used to calculate audience share such that home video viewing was excluded. In January 2008, the Moscow panel was changed to so called “large Moscow” and, as a result, 9 cities in the Moscow metropolitan area with populations exceeding 100,000 were added to the panel. The changes to the measurement system in 2007 and 2008 have had a small positive impact on the audience share results for our networks.

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

The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 resulted in extensive delays in the renewal of expiring and expired licenses for all broadcasters. Of our more than 350 affiliates at the CTC Network (including cable television operators) as of March 31, 2008, 181, including all our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the licenses of approximately 10% had expired and are being extended or modified as of March 31, 2008. Of our more than 230 affiliates at the Domashny Network (including cable television operators) as of March 31, 2008, 48, including our owned-and-operated stations and unmanned repeater transmitters, operate pursuant to broadcast licenses. Of these, the license of one independent affiliate had expired and was being renewed as of March 31, 2008.

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

We generally rely on third parties for the production of original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

We have historically had no in-house capability to produce full-length original programming. We recently completed the acquisition of two Russian production companies. Even after these acquisitions, we will continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960’s, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom’s systems where capacity was increased. All of our networks’ signals are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we currently have no legal or contractual guarantee that Mostelecom will continue to carry our signals. In June 2007, Mostelecom approached us to discuss securing our right to be connected to Moscow households added subsequent to the project ending in 2004 by paying a one-time “connection fee” per household. In January 2008, we signed agreements with Mostelecom to secure the right to be connected to 389,000 households for total cost of $4.8 million which is being paid in installments as we verify the connections to such households. We are still verifying the existence of the connections to the other households and negotiating with Mostelecom to agree on the terms, if any, under which we would pay to secure rights with respect to the remaining connections. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)”. A similar technical system is in place in St. Petersburg, operated by the local provider; there we currently have no binding contractual right of access to the system.

In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters’ signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which is the primary carrier of our networks’ signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

Although Mostelecom carries our networks’ signals to a large majority of households in Moscow, a second cable operator carries our networks’ signals to approximately 15% of the Moscow households covered by our networks’ signals.  We pay this cable operator an annual fee for transmission to these households.  This cable operator recently contacted us to negotiate an increase in the fees they receive from us to carry our signal to these households.  These negotiations are still ongoing.

We may not be able to compete successfully against other television channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with newer niche channels or pay television services offering competitive programming formats.

The Russian television broadcasting business is highly competitive. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks REN-TV and TNT. The Domashny Network and DTV compete for advertising revenues primarily with other smaller channels such as MTV, TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising. We also compete to a limited extent with pay television and on-demand services and other advertising media.

Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state- controlled natural gas and oil company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2007, Channel One had an average audience share of 21.2%, while Rossiya’s was 17.1% and NTV’s was 13.9%. During the first quarter of 2008, Channel One had an average audience share of 22.3%, while Rossiya’s was 17.7% and NTV’s was 13.1%. CTC’s average audience share during 2007 and first quarter of 2008 was 9.0% and 8.8%, respectively. We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

   We may have difficulty leasing adequate space in Moscow as needed, which could adversely affect our operations.

We own a building in Moscow with office and production space of approximately 3,100 square meters.  We also lease approximately 3,400 square meters of office and operations space at another site in Moscow under leases that generally expire on December 31, 2008 but are cancellable by either party on nine months’ notice.  The fiber optic cable that transmits our CTC and Domashny network signals to the satellite transmission center originates at our leased facilities.

Our owned facilities are not sufficiently large to accommodate our needs.  If the lease on our currently leased premises is terminated or not renewed, we would need to locate additional office space quickly.

Anticipating our need for space, we entered into preliminary lease agreements in 2006 for 12,000 square meters of office space in a Moscow building that was under construction and for which we planned to take occupancy in late 2008.  The building that was the subject of the preliminary lease agreements was recently sold and the new owner informed us that it has elected to terminate the preliminary lease agreements with us.  We are currently negotiating the commercial terms of such termination.

We have commenced a search for new office space.  The supply of suitable office space in Moscow is, however, limited and expensive.  We cannot guarantee that we will be able to find suitable office space in the near term.  Even if we are able to find suitable office space to replace the space we had expected to lease, the rent for such space will likely be materially higher than the rent we had secured under the previous preliminary lease agreements.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2008 we had contractual commitments for the acquisition of approximately $104.6 million in programming rights through 2008 and an additional $103.1 million in 2009-2010. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

Seventeen of our 34 owned-and-operated stations that are currently broadcasting our networks’ signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining seventeen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three- quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company’s initial charter and reorganization of a joint stock company into a non-commercial partnership require 100% approval of shareholders and, in the case of a limited liability company, increases in charter capital, amendments to a limited liability company’s charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

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

Our network signals originate in Moscow and are uplinked to multiple separate satellite systems that transmit our network signals to our affiliate stations and unmanned repeater transmitters. Despite our back-up systems, from time to time we experience signal failures. Most recently, we experienced a 30-minute signal outage on June 3, 2007 that affected both our CTC and Domashny networks on a nationwide basis. Prolonged or repeated disruptions in our signals could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of our ability to transmit our signals, even though such an event could have a significant negative impact on our business.

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

The insurance industry is less developed in Russia than in other developed countries, and many forms of insurance protection common in other countries are not yet available in Russia on comparable terms, including coverage for business interruption. At present, we have no coverage for business interruption or loss of key management personnel. We do not maintain separate funds or otherwise set aside reserves for these types of losses. Any such loss may cause substantial disruption and may have a material adverse effect on our business, results of operations and financial condition.

Decreases in the value of the Russian ruble compared with the US dollar could materially adversely affect our results of operations.

The value of the Russian ruble has risen generally against the US dollar in recent years. During 2007 and the first quarter of 2008, the ruble appreciated approximately 7.3% and 4.4%, respectively, against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

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

In response, we shifted a substantial majority of our operating expenses from dollars to rubles. Nevertheless, we can give no assurance that we are adequately protected from the impact of currency fluctuations. Moreover, given that our reporting currency is the US dollar, rubles held in banks and other ruble- denominated assets and liabilities could fluctuate in line with any change in the value of the ruble.

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

Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer “hard” news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 17% of our independent affiliates, as well as two of our owned-and-operated stations that carries the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, a group of any of our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

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

Many of the largest advertisers in the Russian market, including many of the largest advertisers on our networks, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic or political instability or uncertainty, such as that which occurred during the 1998 financial crisis, these companies may choose to reduce their advertising spending in Russia. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, a significant majority is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. Another banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

Risks relating to Russian legislation and the Russian legal system

Weaknesses in the Russian legal system create an uncertain environment for investment and business activity and could have a material adverse effect on our business and the value of our common stock.

Russia is still developing the legal framework required to support a market economy, and its legal system can be characterized by:

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

In addition, several key Russian laws, including the Ownership Law, the amended Communications Law and law on advertising, have only recently become effective. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

If the Russian Federal Anti-monopoly Service were to conclude that we acquired or created a new company in contravention of anti-monopoly legislation, it could impose fines or administrative sanctions and could require the divestiture of such company or other assets.

Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of or subsequent notification to the Russian Federal Anti-monopoly Service or its predecessor agencies (the “FAS”). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the Federal Anti-monopoly Service were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative sanctions and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

Russian law requires the approval of certain transactions by the minority shareholders of our subsidiaries, including many of our own-and-operated television stations, and failure to receive this approval could adversely affect our business and results of operations.

We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as “interested party transactions” require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. These transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

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

If at the end of any fiscal year a Russian company’s net assets as determined in accordance with Russian accounting regulations are below the minimum amount of charter capital required by Russian law, the company is required to convene a shareholders meeting to adopt a decision to liquidate. If it fails to do so within a “reasonable period,” the company’s creditors may request early termination or acceleration of the company’s obligations to them, as well as damages, and governmental authorities may seek to cause the involuntary liquidation of the company. Under an earlier version of this law, the company’s shareholders could also bring an action to force the liquidation of the company. It is unclear under Russian law whether a historical violation of this requirement may be retroactively cured, even if a company later comes into compliance with the requirement. On occasion, Russian courts have ordered the involuntary liquidation of a company for having negative net assets even if the company has continued to fulfill its obligations and had net assets in excess of the minimum amount at the time of liquidation.

At December 31, 2003 and at prior dates, CTC Network, our most significant subsidiary, had net assets below the minimum charter capital required by law, as reported in its Russian statutory accounting statements. At December 31, 2007, eleven of our subsidiaries failed to meet the minimum net assets requirements. In 2007 approximately 3% of our consolidated revenues were attributable to these subsidiaries. None of these companies has applied for voluntary liquidation. We are currently considering the steps that can be taken to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

There has been no judicial or other official interpretation of what constitutes a “reasonable period” within which a company must act to liquidate. If any of our subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of the subsidiaries within our Television Station Groups would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

Shareholder liability under Russian legislation could cause us to become liable for the obligations of our subsidiaries.

The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (an “effective parent”) is capable of determining decisions made by another (an “effective subsidiary”). The effective parent bears joint and several responsibility for transactions concluded by the effective subsidiary in carrying out these decisions if:

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

Our tax burden may become greater than the estimated amount that we have expensed to date and paid or accrued on our balance sheets. Russian tax authorities have often been arbitrary and aggressive in their interpretation of tax laws and their many ambiguities, as well as in their enforcement and collection activities. Many companies are often forced to negotiate their tax bills with tax inspectors who may demand higher taxes than applicable law appears to provide. Any additional tax liability, as well as any unforeseen changes in Russian tax laws, could have a material adverse effect on our future results of operations or cash flows in a particular period. We have at times accrued substantial amounts for contingent tax liabilities, a substantial portion of which accruals we have reversed as contingencies have been resolved favorably or changes in circumstances have occurred. The amounts currently accrued for tax contingencies may not be sufficient to meet any liability we may ultimately face. From time to time, we also identify tax contingencies for which we have not provided an accrual. Such unaccrued tax contingencies could materialize and require us to pay additional amounts of tax.

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

Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, we have no operations in the United States, most of our assets are located in Russia, and most of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any US or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

Risks relating to doing business in the CIS

We face similar risks in other countries of the CIS.

    In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan and Uzbekistan. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in “—Risks relating to the political environment in Russia”; “—Risks relating to the economic environment in Russia” and “—Risks relating to Russian legislation and the Russian legal system”.

Emerging markets such as Russia and other CIS countries are subject to greater risks than more developed markets, including  legal, economic and political risks.

Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economy of Russia, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares.

Risks relating to our stock

The price of our common stock may be volatile.

Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of April 15, 2008, approximately 25% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

As of April 15, 2008, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Of the $105.0 million of net IPO proceeds to us, we have used $54.8 million for acquisition of a majority financial interest in Channel 31, a television broadcaster in Kazakhstan, $24.9 million for acquisition of television stations, $22.0 million to repay short-term loans from Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on April 24, 2008, the following individuals were re-elected to the Board of Directors. Each of these directors will serve for a three-year term or until his or her successor is duly elected and qualified.

Director Name	Votes For	Votes Withheld

Tamjid Basunia	145,138,235	556,107

Maria Brunell Livfors	143,747,125	1,947,217

Oleg Sysuev	145,129,939	564,403

The terms of the remaining members of our Board of Directors, Hans-Holger Albrecht, Peter Aven, Charles J. Burdick, Kaj Gradevik, Elena Grechina and Werner Klatten, continued after the 2008 Annual Meeting of Stockholders and they will serve the remainder of their terms or until their successors are duly elected and qualified.

The following proposals were voted on and approved at our Annual Meeting:

Proposal	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non- Votes

Ratification of the selection of Ernst & Young LLC as our independent registered public accounting firm for the year ending December 31, 2008	145,687,483	6,559	300	—

Item 6.  Exhibits.

Exhibit Number	Description

10.64.1†	Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†      Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.

By:	/s/ Boris Podolsky
Boris Podolsky Chief Financial Officer Date: April 30, 2008

CTC MEDIA, INC.

By:	/s/ Anna Poutko
Anna Poutko Chief Accounting Officer Date: April 30, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.64.1†	Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†      Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.