Form 10-Q
period 2008-06-30
CTC Media, Inc.
filed 2008-07-30
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1869211 (I.R.S. Employer Identification No.)
Pravda Street, 15A 125124 Moscow, Russia +7-495-785-6333 (Address Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
2711 Centerville Road, Suite 400 Wilmington, DE 19808 302-636-5400 (Name, Address Including Zip Code and Telephone Number, Including Area Code, of Agent for Service)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑

         As of July 28, 2008, there were outstanding 152,155,213 shares of the registrant's common stock, $0.01 par value per share.

 CTC MEDIA, INC.

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The factors described in the "Risk Factors" section of this quarterly report on Form 10-Q, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,073	$62,472
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2007—$435; June 30, 2008—$717)	11,690	32,163
Taxes reclaimable	4,843	12,743
Prepayments	35,128	41,409
Programming rights, net	63,023	78,619
Deferred tax assets	12,938	17,453
Other current assets	3,342	9,164

TOTAL CURRENT ASSETS	438,037	254,023

RESTRICTED CASH	180	190
PROPERTY AND EQUIPMENT, net	24,768	28,480
INTANGIBLE ASSETS, net:
Broadcasting Licenses	74,254	372,746
Cable Network Connection	77	27,471
Trade names	6,828	32,090
Network affiliation agreements	1,333	4,935
Other intangible assets	724	1,173

Net intangible assets	83,216	438,415
GOODWILL	78,674	343,940
PROGRAMMING RIGHTS, net	36,161	47,743
SUBLICENSING RIGHTS, net	2,591	3,240
INVESTMENTS IN AND ADVANCES TO INVESTEES	6,557	6,521
PREPAYMENTS	12,026	5,973
DEFERRED TAX ASSET	11,326	17,158
OTHER NON-CURRENT ASSETS	1,144	10,519

TOTAL ASSETS	$694,680	$1,156,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	25,846	42,794
Accrued liabilities	4,653	31,178
Taxes payable	14,507	25,336
Short-term loans and interest accrued	—	87,977
Deferred revenue	11,866	11,777
Deferred tax liability	1,350	1,872

TOTAL CURRENT LIABILITIES	58,222	200,934

LONG-TERM LOANS	224	67,500
DEFERRED TAX LIABILITY	21,160	103,912
MINORITY INTEREST	3,182	45,183
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2007—152,124,096, June 30, 2008—152,155,213)	1,521	1,522
Additional paid-in capital	348,752	355,997
Retained earnings	209,867	300,396
Accumulated other comprehensive income	51,752	80,758

TOTAL STOCKHOLDERS' EQUITY	611,892	738,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$694,680	$1,156,202

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
REVENUES:
Advertising	$108,274	$165,720	$205,925	$300,776
Sublicensing	3,188	6,374	9,018	7,452
Other revenue	685	676	1,325	1,288

Total operating revenues	112,147	172,770	216,268	309,516

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $5,414 and $2,615 for the three months and $10,500 and $4,033 for the six months ended June 30, 2007 and 2008, respectively; and inclusive of stock-based compensation of $213 and $213 for the three months and $239 and $426 for the six months ended June 30, 2007 and 2008, respectively)	(4,563)	(8,626)	(8,898)	(15,152)
Selling, general and administrative (exclusive of depreciation and amortization of $714 and $790 for the three months and $1,400 and $1,576 for the six months ended June 30, 2007 and 2008, respectively; inclusive of stock-based compensation of $3,252 and $3,146 for the three months and $6,297 and $6,292 for the six months ended June 30, 2007 and 2008, respectively)	(17,051)	(24,477)	(33,793)	(43,815)
Amortization of programming rights	(37,649)	(61,799)	(72,002)	(116,222)
Amortization of sublicensing rights	(1,462)	(4,428)	(5,865)	(5,651)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(6,128)	(3,405)	(11,900)	(5,609)

Total operating expenses	(66,853)	(102,735)	(132,458)	(186,449)

OPERATING INCOME	45,294	70,035	83,810	123,067
FOREIGN CURRENCY GAINS (LOSSES)	(115)	1,528	(88)	2,206
INTEREST INCOME	2,545	1,175	4,629	4,967
INTEREST EXPENSE	(2)	(2,253)	(2)	(2,259)
GAINS ON SALE OF BUSINESSES	747	—	747	—
OTHER NON-OPERATING INCOME (LOSSES), net	858	(184)	879	(99)
EQUITY IN INCOME OF INVESTEE COMPANIES	682	452	1,193	745

Income before income tax and minority interest	50,009	70,753	91,168	128,627

INCOME TAX EXPENSE	(17,787)	(21,140)	(29,932)	(36,230)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(1,530)	(797)	(2,421)	(1,868)

NET INCOME	$30,692	$48,816	$58,815	$90,529

Foreign currency translation adjustment	2,349	5,493	6,263	29,006

COMPREHENSIVE INCOME	$33,041	$54,309	$65,078	$119,535

Net income attributable to common stockholders	$30,692	$48,816	$58,815	$90,529

Net income per share attributable to common stockholders—basic	$0.20	$0.32	$0.39	$0.60

Net income per share attributable to common stockholders—diluted	$0.19	$0.31	$0.37	$0.57

Weighted average common shares outstanding—basic	151,565,124	152,150,644	151,547,155	152,137,810

Weighted average common shares outstanding—diluted	158,333,143	159,111,955	157,939,836	159,168,909

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Six months ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,815	$90,529
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(3,980)	(9,224)
Depreciation and amortization	11,900	5,609
Amortization of programming rights	72,002	116,222
Amortization of sublicensing rights	5,865	5,651
Stock-based compensation expense	6,536	6,718
Gain on disposal of property and equipment	(748)	—
Gain on sale of businesses	(747)	—
Equity in income of unconsolidated investees	(1,193)	(745)
Income attributable to minority interest	2,421	1,868
Foreign currency (gains) losses	88	(2,206)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,988)	(15,933)
Prepayments	981	4,328
Other assets	(215)	(5,831)
Accounts payable and accrued liabilities	2,961	1,917
Deferred revenue	3,780	(4,936)
Other liabilities	(3,049)	10,228
Dividends received from equity investees	1,227	985
Acquisition of programming and sublicensing rights	(73,549)	(138,311)

Net cash provided by operating activities	79,107	66,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(2,531)	(1,856)
Acquisitions of intangibles	(204)	(4,927)
Acquisitions of businesses, net of cash acquired	(14,572)	(313,001)
Proceeds from sale of businesses, net of cash disposed	751	—
Proceeds from sale of property and equipment	1,990	—
Other	3	(515)

Net cash used in investing activities	(14,563)	(320,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from exercise of stock options	1,114	1,811
Increase in restricted cash	(40)	(10)
Dividends paid to minority interest	(2,392)	(3,574)

Net cash used in financing activities	(1,318)	(1,773)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,279	10,602

Net increase (decrease) in cash and cash equivalents	65,505	(244,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,542	307,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$242,047	$62,472

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia, since 1996 and 2005, respectively. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. In April 2008, the Company acquired ZAO "TV Darial" and certain affiliated entities (the "DTV Group"), which operate the DTV television network and a group of 3 owned-and-operated stations and 25 unmanned repeater transmitters in Russia. In conjunction with this acquisition, the Company added two additional business segments—the DTV Network and the DTV Television Station Group. The Company's network operations, including its relationships with its independent affiliates, are managed by the CTC, Domashny and DTV Networks (the "Networks"), its television entertainment network subsidiaries. CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In February 2008, the Company acquired an interest in Channel 31, a Kazakh television broadcaster. In conjunction with this acquisition, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Also, in April 2008, the Company acquired two production companies—Costafilm and Soho Media, adding another business segment—Production Group.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International, an advertising sales house (Note 11). The Company also generates revenue from sublicensing of programming rights.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on February 29, 2008. The Company's significant accounting policies and estimates have not changed since December 31, 2007, except for changes in the useful lives of broadcasting licenses and a change in amortization rates for certain types of the Company's Russian-produced programming as discussed below.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

        The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities for which the Company is a primary beneficiary, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Minority interest represents a minority owner's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation.

Seasonality

        The Company experiences seasonal fluctuations with overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

Russian broadcasting licenses useful lives

        Before January 1, 2008, Russian broadcasting licenses were amortized over the period of their estimated useful life, which was five years. In accordance with its policy on intangible assets, the Company reviews the estimated useful lives of these assets on an ongoing basis. In connection with its review of the useful life of intangible assets as of December 31, 2007, the Company re-considered its assumption that broadcasting licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of renewals of broadcasting licenses and uncertainties in the regulatory environment. The Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for its assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, the Company changed its estimate for the useful lives of its Russian broadcasting licenses to indefinite to better reflect the estimated periods during which it will benefit from the use of such licenses.

        Had the Company continued in 2008 to amortize its Russian broadcasting licenses, net income and net income per common share would have been as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net income as reported	$48,816	$90,529
Deduct: Broadcasting licenses amortization based on policy prior to January 1, 2008	(6,620)	(12,671)
Income tax effect at 24%	1,589	3,041

Pro forma net income	$43,785	$80,899

Pro forma net income per common share:
Basic	$0.29	$0.53
Diluted	$0.28	$0.51

Programming rights amortization policy

        In accordance with the Company's policy, management reviews the amortization rates for each type of programming on an ongoing basis. The evaluation is based on an analysis of expected revenues. For Russian-produced series with twenty or more episodes, the Company's policy prior to the second quarter of 2008 was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provided for three or more runs. Starting from the second quarter of 2008, following a change in its programming schedule in which the Company lowered the expected number of runs for certain series, the Company changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. Following the change in its programming schedule, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run. This change is most relevant to the CTC Network.

        Had the Company continued in 2008 with its prior amortization policy for Russian-produced series with twenty or more episodes, net income and net income per common share would have been as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net income as reported	$48,816	$90,529
Add: Program amortization as reported	61,799	116,222
Deduct: Program amortization based on policy prior to April 1, 2008	(56,149)	(110,572)
Income tax effect at 24%	(1,356)	(1,356)

Pro forma net income	$53,110	$94,823

Pro forma net income per common share:
Basic	$0.35	$0.62
Diluted	$0.33	$0.60

Accounting policy for internally-produced programming

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media, the programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, as a component of film costs.

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit)

assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 in respect of such assets and liabilities did not have a significant impact on the Company's financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS 141R to have an impact on the accounting for future business combinations once adopted but the effect will be dependent upon acquisitions that will be made in the future.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement will be effective on January 1, 2009. The Company is currently evaluating the provisions of SFAS No. 160 to determine the potential impact, if any, the adoption will have on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on its financial statements.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of this position on its financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the three and six months ended June 30, 2007 and 2008 is computed on the basis of the weighted average number of common shares outstanding, using the "two-class" method. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation, because their effect was antidilutive for the six months ended June 30, 2007 and 2008, was 675,000 and 1,095,000, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income	$30,692	$48,816	$58,815	$90,529

Net income attributable to common stockholders	$30,692	$48,816	$58,815	$90,529

Weighted average common shares outstanding—basic
Common stock	151,565,124	152,150,644	151,547,155	152,137,810
Dilutive effect of:
Common stock options	6,768,019	6,961,311	6,392,681	7,031,099

Weighted average common shares outstanding—diluted	158,333,143	159,111,955	157,939,836	159,168,810
Net income per share attributable to common stockholders:
Basic	$0.20	$0.32	$0.39	$0.60
Diluted	$0.19	$0.31	$0.37	$0.57

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2007 and 2008 was net income.

4.     INVESTMENT TRANSACTIONS

Channel 31 Group

        On February 29, 2008, the Company acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, which provide programming content and advertising sales function to Channel 31 (together, the "Channel 31 Group") on an exclusive basis. These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group.

        The Company acquired a 20% interest in Channel 31 and holds a 60% interest in Prim LLP and a 70% interest in Advertising and Marketing LLP. The Company has the right, pursuant to the charters and foundation agreements of each entity in the Channel 31 Group, to appoint the senior management of each entity within the Channel 31 Group. In the event that Kazakh law is amended to permit non-Kazakh parties to hold more than a 20% ownership interest in a Kazakh television broadcaster, the Company has an option to acquire additional participation interests in Channel 31, at no additional cost, so that the Company's total participation interest in Channel 31 is the lesser of 50% or the ownership interest permitted by Kazakh law. Upon exercise of such option, the relative ownership interests in each other entity in the Channel 31 Group would be adjusted to reflect such exercise, and the Company would continue to have a 60% economic interest in the Channel 31 Group as a whole.

        The total purchase consideration for the Channel 31 Group was $65,319 in cash, including $526 in direct transaction costs. As of June 30, 2008, the Company had paid in full the total amount of the purchase consideration. The Company has consolidated the financial results of Channel 31 Group starting from the date of acquisition. Channel 31 is consolidated in accordance with FASB Interpretation ("FIN") No. 46, as the Company is primary beneficiary of this variable interest entity.

        The Company performed a preliminary valuation of the Channel 31 Group to allocate the purchase price to the acquired assets and liabilities, using the best available information. The completion of the valuation is subject to finalizing a detailed review of the tax position of the Channel 31 Group and possible adjustments to the assumptions that were used in valuing the broadcasting license that may arise if the Company obtains more information about the relevant market inputs. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,529
Property and equipment	2,384
Programming rights	252
Intangible assets, net
Broadcasting licenses	89,427
Other intangible assets	538
Goodwill	59,775

Total assets	$153,905
LIABILITIES:
Current liabilities	17,769
Non-current liabilities	187
Deferred tax liabilities	27,084
Minority interest	43,546

Net assets	$65,319

Total purchase consideration and acquisition costs	$65,319

        Broadcasting licenses have indefinite useful lives and, as such, are not being amortized.

DTV Group

        On April 16, 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG"). The DTV Group operates a national free-to-air television network and a group of 3 owned-and-operated stations in Russia. MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of the Company's outstanding shares.

        As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note (the "Note") to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 9). Direct transaction costs incurred in conjunction with this acquisition were $3,336. In connection with the purchase of DTV, the Company has also agreed to grant MTG a right of first offer, for a ten-year term, in the event that the Company seeks to license to any third-party any rights it or its affiliates holds to broadcast television programming in Estonia, Latvia or Lithuania.

        The Company performed a preliminary valuation of the DTV Group to allocate the purchase price to the acquired assets and liabilities, using the best available information. The completion of the valuation is subject to finalizing a detailed review of the tax position of the DTV Group and possible adjustments to the assumptions that were used in valuing the broadcasting licenses, networks affiliation agreements and cable network connections that may arise if the Company obtains more information about the relevant market inputs. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$9,584
Property and equipment	1,360
Programming rights	6,924
Intangible assets, net
Broadcasting licenses	186,577
Network affiliation agreements	4,831
Cable network connections	23,369
Trademark	24,883
Other intangible assets	159
Goodwill	199,361
Other Non-current assets	8,357

Total assets	$465,405
LIABILITIES:
Current liabilities	19,216
Non-current liabilities	65,668
Deferred tax liabilities	49,132

Net assets	$331,389

Total purchase consideration and acquisition costs	$331,389

        Broadcasting licenses and trademarks have indefinite useful lives and, as such, are not being amortized. Network affiliation agreements are being amortized over an estimated life of 5 years. Cable network connections are being amortized through 2015.

        The following unaudited pro forma combined results of operations for the Company give effect to the acquisition of the DTV Group as if it had occurred at the beginning of the periods presented. These pro forma amounts are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the date indicated, nor is it necessarily indicative of the results of operations which may be achieved in the future.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Operating revenues	$120,464	$172,770	$232,394	$322,937
Pro forma net income	26,966	48,816	51,717	90,909
Pro forma net income per common share:
Basic	$0.18	$0.32	$0.34	$0.60

Diluted	$0.17	$0.31	$0.33	$0.57

Production companies

        In April 2008, the Company acquired two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement, the Company paid an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments will be payable subject to achievement of certain performance criteria based on earnings for 2008, 2009 and 2010 of up to $13,000 for each year ($39,000 in aggregate for the three years).

        Under the terms of the Soho Media share purchase agreement, the Company paid $4,000 in cash in connection with closing. This payment is contingent on continued employment of one seller during 2008, 2009 and 2010 and meeting annual performance criteria for these three years. The Company will also be required to make additional annual cash earn-out payments to the owners of up to $2,000 for each year ($6,000 in aggregate for all three years) subject to achievement of certain performance criteria based on earnings for 2008, 2009 and 2010.

Regional stations

        In April 2008, the Company acquired a 100% interest in OOO CTC-Saratov, a television station in Saratov, for a total cash consideration of $12,766. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $16,796 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In June 2008, the Company acquired a 100% interest in OOO Kanskoe TV, a television station in Kansk, for a total cash consideration of $1,007. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $1,321 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2007 and June 30, 2008 comprise the following:

	December 31, 2007	June 30, 2008
Historical cost	$268,657	$373,368
Accumulated amortization	(169,473)	(247,006)

Net book value	$99,184	$126,362

Current portion	$63,023	$78,619
Non-current portion	$36,161	$47,743

        During the three months ended June 30, 2007 and 2008, the Company recognized impairment charges on programming rights of $1,126 and $4,047, respectively. During the six months ended June 30, 2007 and 2008, the Company recognized impairment charges on programming rights of $1,803 and $9,107, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income and comprehensive income.

        During the three months ended June 30, 2008, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns (Note 2). The effect from the change in amortization policy amounted to $5.7 million in the three months ended June 30, 2008 and is included in amortization of programming rights in the accompanying condensed consolidated statements of income and comprehensive income.

6.     SUBLICENSING RIGHTS, NET

        Sublicensing rights as of December 31, 2007 and June 30, 2008 comprise the following:

	December 31, 2007	June 30, 2008
Released, less amortization	$1,610	$2,724
Completed and not released	981	516

Net book value	$2,591	$3,240

        As of June 30, 2008, the Company expects approximately $2,729 of the sublicensing rights, including the entire $2,724 balance of unamortized sublicensing rights for released products, to be amortized during the twelve-month period ending June 30, 2009.

7.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2007 and June 30, 2008 comprise the following:

	December 31, 2007		June 30, 2008
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$122,710	$(48,456)	$372,746	$—
Cable network connections	2,100	(2,023)	30,268	(2,797)
Network affiliation agreements	10,000	(8,667)	14,843	(9,908)
Trade names	6,828	—	32,090	—
Other intangible assets	2,298	(1,574)	2,345	(1,172)

TOTAL	$143,936	$(60,720)	$452,292	$(13,877)

        Amortization expense was $4,809 and $1,491 for the three months ended June 30, 2007 and 2008, respectively. Amortization expense was $9,281 and $2,066 for the six months ended June 30, 2007 and 2008, respectively.

        Prior to 2008, the Company's Russian broadcasting licenses were amortized over a period of 5 years. As discussed in Note 2, effective January 1, 2008, the Company changed the estimated useful life of its Russian broadcasting licenses to indefinite. Hence, from January 1, 2008, its Russian broadcasting licenses are not amortized but are tested for impairment on an annual basis.

8.     GOODWILL

        Goodwill as of December 31, 2007 and June 30, 2008 comprises the following:

	Balance December 31, 2007	Goodwill acquired	Foreign currency translation adjustment	Balance June 30, 2008
CTC Network	$42,844	$—	$1,989	$44,833
Domashny Network	21,110	—	980	22,090
DTV Network	—	199,362	495	199,857
CTC Television Station Group	2,594	—	142	2,736
Domashny Television Station Group	12,126	—	563	12,689
DTV Television Station Group	—	—	—	—
CIS Group	—	60,540	59	60,599
Production Group	—	1,133	3	1,136

Total	$78,674	$261,035	$4,231	$343,940

9.     BORROWINGS

        Short-term and long-term debt and interest accrued comprise the following:

	Currency	Annual interest rate (actual as of June 30, 2008)	December 31, 2007	June 30, 2008
Promissory note due to MTG:
principal amount	USD	5.3%	$—	$88,053
interest accrued	USD	5.3%	—	517
Short-term loans due to MTG
principal amount	USD	LIBOR+1.25%(4.03%)	—	54,891
interest accrued	USD	LIBOR+1.25%(4.03%)	—	6,244
principal amount	USD	15%	—	2,360
interest accrued	USD	15%	—	2,820
Other loans			224	592

Total			224	155,477

Less: current portion			—	(87,977)

Non-current portion			$224	$67,500

        As part of the consideration for the acquisition of DTV Group, in April 2008, the Company issued a promissory note (the "Note") to an affiliate of MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 4). In May 2008, the Company repaid $50,000 of the outstanding principal amount of the Note and interest of $699.

        In connection with the acquisition, the parties also agreed that the Company would secure third-party debt financing in an amount sufficient to repay the Note and DTV Group's indebtedness to MTG. In June 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders, to borrow $135,000 (the "Loan Amount") (Note 11).

        In July 2008, the Company drew-down the full Loan Amount. The proceeds of the draw-down were used to repay in full the Company's remaining obligation under the Note and DTV Group's indebtedness due to MTG. As of June 30, 2008, a portion of the Note and DTV Group's indebtedness to MTG in the amount equal to the long-term portion of the Credit Facility ($67,500) was reclassified to long-term loans.

10.   STOCKHOLDERS' EQUITY

        The following table summarizes common stock options and stock appreciation rights ("SAR") activity for the Company during the three months ended June 30, 2008:

	Common stock options		SAR
	Quantity	Weighted average exercise price	Quantity	Weighted average exercise price
Outstanding as of December 31, 2007	5,326,885	$18.33	6,217,600	$1.64
Exercised	(31,117)	16.95	—	—
Expired	(9,375)	26.91	—	—

Outstanding as of June 30, 2008	5,286,393	$18.32	6,217,600	$1.64

        The following table summarizes information about nonvested common stock options:

	Common stock options
	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2007	3,244,473	$9.64
Vested	(749,212)	8.69

Nonvested as of June 30, 2008	2,495,261	$9.92

        The Company recognized stock-based compensation expense of $3,465 and $3,359 for the three months ended June 30, 2007 and 2008, respectively, and $6,535 and $6,718 for the six months ended June 30, 2007 and 2008, respectively. As of June 30, 2008, the total compensation cost related to unvested awards not yet recognized is $23,864, to be recognized over a weighted average period of 2 years.

11.   COMMITMENTS AND CONTINGENCIES

Purchase commitments

        The Company has future purchase commitments of $249,907 as of June 30, 2008. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and cable connections obligations.

Credit Facility Agreement

        On June 27, 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders (the "Lenders"), to borrow $135,000 (the "Loan Amount"). In July 2008, the Company drew-down the full Loan Amount. Under the terms of the Credit Facility Agreement, the Company was required to apply all amounts borrowed under the Credit Facility Agreement towards the discharge of the Company's liability under the Note, and, to the extent its liability under the Note has been fully discharged, the Credit Facility Agreement may be used for general corporate purposes, including future acquisitions. In July 2008, the Company repaid in full the Note and DTV Group's indebtedness due to MTG, utilizing the Loan Amount in full to do so (Notes 9 and 13).

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount being payable on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the Russian Federation and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates.

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, a "sales house," Video International, controls the placement of a large portion of national television advertising in Russia. In Russia, the Company has several agreements with Video International for the placement of advertising on each of its Networks and each of its Television Station Groups. The length of these agreements vary, with the agreements relating to the Company's Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to its CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to its CTC Network expiring at the end of December 2012. In Kazakhstan, the Company has yet to sign a formal agreement with Video International but is operating on the basis of an informal agreement in principle relating to the sale of advertising for Channel 31. The CTC and Domashny agreements are generally terminable upon 180 days' notice by either party. The DTV agreements are generally terminable upon 90 days' notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

        The Company's revenues for advertising placed through Video International accounted for 96% of total operating revenues of $112,147 in the three months ended June 30, 2007 and 94% of total operating revenues of $172,770 in the three months ended June 30, 2008. The Company's revenues for advertising placed through Video International account for 94% of total operating revenues of $216,268 in the six months ended June 30, 2007 and 96% of total operating revenues of $309,516 in the six months ended June 30, 2008.

Income taxes

        As of December 31, 2007 and June 30, 2008, the Company included accruals for unrecognized income tax benefits totaling $298 and $340, respectively, as a component of accrued liabilities related to operations in Russia existing as of December 31, 2007. In addition, as of June 30, 2008, the Company recorded accruals for unrecognized income tax benefits and the related interest and penalties of the Channel 31 Group in the amounts of $1,798 and $6,144, respectively, related mostly to pre-acquisition operations of the Channel 31 Group; as well as accruals for unrecognized income tax benefits and the related interest and penalties of the DTV Group in the amounts of $3,209 and $1,416, including the accruals related to pre-acquisition operations of the DTV Group in the amounts of $3,074 and $1,389, respectively.

        As of June 30, 2008, approximately $291 of the unrecognized tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits and related interest and penalties increasing by up to $2,517, if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,007 of the total potential increase could occur within twelve months from June 30, 2008. This amount represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of ZAO CTC Region and certain recognized income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities as the result of the recent tax inspection of Maraphon-TV.

        The tax years ended December 31, 2005, 2006 and 2007, and six months ended June 30, 2008 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1993 through December 31, 2007, and six months ended June 30, 2008 remain subject to examination by the

US tax authorities. The tax years ended December 31, 2003 through December 31, 2007, and six months ended June 30, 2008 remain subject to examination by the Kazakh tax authorities.

Non-income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian and Kazakh tax systems, the Company's final taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2007 and June 30, 2008. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on businesses, at times without a clear legislative basis. As of December 31, 2007 and June 30, 2008, the Company included accruals for contingencies related to non-income taxes totaling $338 and $430 as a component of accrued liabilities related to operations in Russia. In addition, as of June 30, 2008, the Company recorded accruals for non-income tax and related interest and penalties of the Channel 31 Group in the amounts of $3,091 and $5,240, respectively, related mostly to pre-acquisition operations of the Channel 31 Group; as well as accrual for pre-acquisition non-income tax related interest and penalties of the DTV Group in the amounts of $178.

        Also, the Company has identified possible contingencies related to non-income taxes, which it has not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2008, management estimates such contingencies related to non-income taxes and to related interest and penalties to be approximately $586.

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

Broadcast Licenses

        All of the Company's Russian affiliate television stations, including those that are owned-and-operated, are required to have broadcast and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

        The broadcast licenses of Russian affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute "Russian content", and governmental authorities relatively recently added an additional term to the broadcast licenses of some of CTC's owned-and-operated stations requiring that 9% of daily broadcast time at these stations be devoted to "local content". Certain affiliates may not have always been in compliance with these requirements. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming, as well as maximum amount of retransmission of foreign-produced programming. Channel 31 has not always been in full compliance with all requirements of its license. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        OAO Teleexpress and some other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. OOO TV Kompaniya Mig TV and OOO MRG, affiliated entities of ZAO Darial TV, also have had negative equity as reported in each of their Russian Statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

Environment and Current Economic Situation

        Although in the past few years Russia and certain CIS economies have exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency, there can be no assurance that such trends will continue or will not reverse abruptly. Such a reverse can potentially be triggered by a slowdown or recession in the US economy which may negatively impact the entire global economy. Additionally, because Russia and Kazakhstan produce and export large amounts of oil, the economies of these countries are particularly vulnerable to the price of oil on the world market and fluctuations in international oil prices could adversely affect these economies. A sudden or prolonged downturn in the Russian or Kazakh economy could substantially reduce television advertising expenditures in these countries. Any decrease in the size of the television advertising market will likely result in a decrease in the Company's advertising revenues, which would materially adversely affect its results of operations.

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

Transactions with Mostelecom

        Mostelecom, the dominant cable provider in Moscow, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. The Company collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that the Company's stations in Moscow were allocated access on Mostelecom's systems as capacity was increased. In June 2007, Mostelecom approached the Company to discuss securing rights to carry the networks' signals over connections added since 2004 by paying a one-time "connection fee" per household.

        In January 2008, the Company signed agreements with Mostelecom to secure the right to be connected to 274,000 households for CTC and 115,000 for Domashny for total cost of $4,830 (at the US dollar/ruble exchange rate as of June 30, 2008) which is being paid in installments as the Company verifies the connections to such households. The Company is still verifying the existence of connections to additional households in Moscow and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to these additional connections.

        DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, the Company allocated purchase consideration to such cable connections in the amount of $23,369. In addition, DTV Group made an advance payment to Mostelecom to secure the right for additional connections in the amount of $8,359. The Company is in process of verification of these connections.

12.   SEGMENT INFORMATION

        Prior to January 1, 2008, the Company operated in four business segments—CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. Beginning in 2008, with the completion of its acquisitions of the interest in the Channel 31 Group in Kazakhstan, the Company added a fifth business segment—CIS Group. In addition, after its acquisition of two production companies and the DTV Group, the Company added three more segments—Production Group, DTV Network and DTV Station Group.

        The Company has presented its business segments consistently with the information currently used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Three months ended June 30, 2007
	Operating Revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$75,554	$79	$39,000	$336,425	$(153)	$(246)	$(30,291)	$(1,462)
Domashny Network	9,066	(65)	78	34,688	(81)	(154)	(6,296)	—
DTV Network	—	—	—	—	—	—	—	—
CTC Television Station Group	23,416	339	16,044	71,554	(490)	(1,772)	(1,133)	—
Domashny Television Station Group	4,009	198	(2,549)	60,612	(548)	(3,428)	(1)	—
DTV Television Station Group	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—
Business segment results	$112,045	$551	$52,573	$503,279	$(1,272)	$(5,600)	$(37,719)	$(1,462)

Eliminations and other	102	(551)	(7,279)	64,638	(11)	(528)	70	—
Consolidated results	$112,147	$—	$45,294	$567,917	$(1,283)	$(6,128)	$(37,649)	$(1,462)

	Three months ended June 30, 2008
	Operating Revenue from external customer	Intersegment revenues	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$109,863	$3,427	$53,621	$654,552	$(80)	$(265)	$(47,077)	$(6,884)
Domashny Network	16,211		3,200	45,307	(20)	(173)	(9,566)	—
DTV Network	12,220		5,626	236,867	—	(275)	(4,081)	—
CTC Television Station Group	26,394	514	18,894	103,340	(2,038)	(529)	(1,620)	—
Domashny Television Station Group	4,366	275	94	66,582	(957)	(658)	(7)	—
DTV Television Station Group	1,804	53	(631)	234,086	(2)	(713)	(8)	—
CIS Group	1,722		(1,505)	158,491	—	(222)	(1,271)	—
Production Group	204	14,626	663	19,841	—	(38)	—	—
Business segment results	$172,784	$18,895	$79,962	$1,519,066	$(3,097)	$(2,873)	$(63,630)	$(6,884)

Eliminations and other	(14)	(18,895)	(9,927)	(362,864)	(27)	(532)	1,831	2,456
Consolidated results	$172,770	$—	$70,035	$1,156,202	$(3,124)	$(3,405)	$(61,799)	$(4,428)

Six months ended June 30, 2007
	Operating Revenue from external customers	Intersegment revenues	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$152,044	$202	$78,403	$336,425	$(325)	$(506)	$(58,210)	$(5,865)
Domashny Network	17,650	(117)	508	34,688	(105)	(305)	(11,604)	—
DTV Network	—	—	—	—	—	—	—	—
CTC Television Station Group	39,426	632	23,661	71,554	(1,179)	(3,304)	(2,303)	—
Domashny Television Station Group	7,016	389	(5,050)	60,612	(976)	(6,733)	—	—
DTV Television Station Group	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—
Business segment results	$216,136	$1,106	$97,522	$503,279	$(2,585)	$(10,848)	$(72,117)	$(5,865)

Eliminations and other	132	(1,106)	(13,712)	64,638	(150)	(1,052)	115	—
Consolidated results	$216,268	$—	$83,810	$567,917	$(2,735)	$(11,900)	$(72,002)	$(5,865)

	Six months ended June 30, 2008
	Operating Revenue from external customers	Intersegment revenues	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$207,694	$3,625	$99,157	$654,552	$(848)	$(509)	$(92,134)	$(8,107)
Domashny Network	31,678		7,734	45,307	(77)	(345)	(17,390)	—
DTV Network	12,220		5,626	236,867	—	(275)	(4,081)	—
CTC Television Station Group	45,993	930	29,527	103,340	(3,947)	(1,030)	(3,027)	—
Domashny Television Station Group	7,565	525	37	66,582	(1,812)	(1,283)	(13)	—
DTV Television Station Group	1,804	53	(631)	234,086	(2)	(713)	(8)	—
CIS Group	2,372		(1,873)	158,491	—	(353)	(1,560)	—
Production Group	204	14,626	663	19,841	—	(38)	—	—
Business segment results	$309,530	$19,759	$140,240	$1,519,066	$(6,686)	$(4,546)	$(118,213)	$(8,107)

Eliminations and other	(14)	(19,759)	(17,173)	(362,864)	(97)	(1,063)	1,991	2,456
Consolidated results	$309,516	$—	$123,067	$1,156,202	$(6,783)	$(5,609)	$(116,222)	$(5,651)

        The "Eliminations and other" column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

        The Company operates within two geographic regions, Russia and Kazakhstan, and generates substantially all of its revenues from television advertising.

13.   SUBSEQUENT EVENTS

        On June 27, 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders, to borrow $135,000 (the "Loan Amount"). In July 2008, the Company drew-down the full Loan Amount. Under the terms of the Credit Facility Agreement, the Company was required to apply all amounts borrowed under the Credit Facility Agreement towards the discharge of the Company's liability under the Note, and to the extent its liability under the Note has been fully discharged, the Credit Facility Agreement may be used for general corporate purposes, including future acquisitions. In July 2008, the Company repaid the Note in full and satisfied the DTV Group's indebtedness due to MTG (Notes 9 and 11).

        In June 2008, Anton Kudryashov accepted an offer to serve as the Company's Chief Executive Officer, effective August 4, 2008. Mr. Kudryashov will replace Alexander Rodnyansky, who is stepping down as CEO but will remain the President of the Company and become a member of its Board of Directors. Based on the employment agreement with Mr. Kudryashov, the Company will pay Mr. Kudryashov an annual salary of $660,000 through December 31, 2009 at which time his annual salary will increase to $750,000. Mr. Kudryashov will also be eligible for a discretionary bonus of up to $400,000 each year, subject to the achievement of performance objectives. All salary and bonus payments to Mr. Kudryashov will be paid in rubles based on the exchange rate prevailing on his start date. Also, the Company plans to grant to Mr. Kudryashov on August 4, 2008 an inducement option to purchase up to 3,042,482 shares of the Company's common stock. Stock-based compensation expense related to this grant is expected to amount in the range of approximately $3,500 to $5,500 for the reminder of 2008.

        On July 18, 2008, the Company and OOO Promlyshlenno-Finansovaya Kompaniya (the "Landlord") executed agreements, effective as of July 1, 2008 (the "termination agreements"), terminating their preliminary agreements dated as of November 10, 2006 relating to a 10-year lease of approximately 12,000 square meters of space in an office building in Moscow. Pursuant to the termination agreements, the Landlord is obligated to make payments to the Company totaling approximately $3,900 (including VAT), which includes repayment of a security deposit, payment of a termination fee and reimbursement for certain build-out costs already incurred by the Company. The payments are to be made on or before by July 30, 2008 and are payable in Russian rubles.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2007 and 2008. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on February 29, 2008 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV, one television network in Kazakhstan—Channel 31, and a television channel in Uzbekistan, each offering entertainment programming. We also recently acquired two Russian production companies, Costafilm and Soho Media, specializing in in-house production of series, sitcoms and shows.

        We currently organize our operations into eight business segments: CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's signal is broadcast by over 350 television stations and local cable operators, including 21 owned-and-operated stations and 20 unmanned repeater transmitters, covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home" Network is targeted principally at 25-60 year-old women. Domashny's signal is broadcast by over 230 television stations and local cable operators, including 13 owned-and-operated stations and ten unmanned repeater stations, covering approximately 64 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 18+ year old viewers, principally men. In addition to a number of independent affiliates, DTV's signal is broadcast by three owned-and-operated stations and 25 unmanned repeater stations, covering approximately 67 million people in Russia. We acquired DTV Network in April 2008.

        Each of our Networks is responsible for its broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our Networks are generated from the sale of national television advertising, which they place through Video International, their exclusive advertising sales house.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 21 owned-and-operated stations and 20 repeater transmitters. The Domashny Station Group manages its 13 owned-and-operated stations and ten repeater transmitters. The DTV Television Station Group manages its three owned-and-operated stations and 25 repeater transmitters. All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our Networks. Substantially all of our local advertising is currently placed through Video International.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition, on February 29, 2008, of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 (together, the "Channel 31 Group") on an exclusive basis. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. Substantially all of our television advertising at the Channel 31 Group is placed through Video International. The operating results of our television channel in Uzbekistan are also included in this segment.

  Production Group

  •
  Production Group.  Our Production Group comprises two Russian production companies—Costafilm and Soho Media. Costafilm has historically specialized in producing programming for the CTC Network. Soho Media specializes in entertainment TV shows. We acquired these two production companies in April 2008.

        The results of operations for the CIS Group have been included in our results of operations since March 1, 2008. The results of operations for the DTV Network, DTV Television Station Group and the Production Group have been included in our results of operations since April 1, 2008.

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

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in adjacent Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. We recently completed several significant acquisitions, which are described below. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, a "sales house" Video International controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the first six months of 2007 and 2008.

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

Our Agreements with Video International

        In Russia, we have several agreements with Video International for the placement of advertising on each of our Networks and each of our Television Station Groups. The length of these agreements vary, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. In Kazakhstan, we have yet to sign a formal agreement with Video International but are operating on the basis of an informal agreement in principle relating to the sale of advertising for Channel 31.

        Under the terms of the agreements relating to our Networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. For CTC and Domashny Networks, however, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC or Domashny Network's gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy.

        The CTC and Domashny Networks agreements are terminable upon 180 days' notice by either party. As compensation for early termination, the terminating party under either the CTC or Domashny Network agreements must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the agreement is terminated upon six months' notice by either party as of January 1 of any year, no termination fee is payable. The DTV Network agreement is terminable upon 90 days' notice by either party. As compensation for early termination, the terminating party under DTV Network agreement must generally pay the other party an amount equal to the commission that was paid for the twelve-month period preceding the termination date.

        In connection with previous network agreements with Video International, we paid Video International a one-time $9,900 signing fee that we recognized on a straight-line basis from 2005 through 2007 as a reduction in revenues. We accounted for that signing fee as commission, allocating it to the CTC and Domashny Networks proportionally to their revenues. This increased Video International's effective average commission rate on CTC's and Domashny's gross advertising sales during the 2005 - 2007 period.

        Under the agreements with Video International for each of our Television Station Groups, the commission rate payable by our individual owned-and-operated stations is fixed at 15% of gross advertising sales. Pursuant to the CTC and Domashny Television Station Group agreements, Video International has agreed to guarantee unpaid debt of local advertising clients to the extent such debt has not been paid within 60 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. Such guarantee does not apply to unpaid debt resulting from a material downturn in the Russian economy, as defined by the agreements.

        The CTC and Domashny Television Station Groups agreements can be terminated on a station-by-station basis upon 180 days' notice by either party. If a station terminates its agreement, it must pay Video International an amount equal to 15% of the amount of the station's advertising sales for the six months preceding the termination date. If Video International terminates the agreement, it must pay the station an amount equal to the station's advertising sales for the six months preceding the termination date, net of commissions paid during that period. The DTV Television Station Group agreement can be terminated upon 90 days' notice by either party. As compensation for early termination, the terminating party under this agreement must generally pay the other party an amount equal to four times the average monthly commission over the preceding 12-month period.

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

Recent Acquisitions

Kazakh broadcaster

        On February 29, 2008, we acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, that provide the exclusive advertising sales function and programming content to Channel 31, respectively (together, the "Channel 31 Group"). These interests provide us with a right to 60% of the economic interest of the Channel 31 Group. The total purchase consideration for the Channel 31 Group comprised approximately $65.3 million, including $0.5 million in direct transaction costs.

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

DTV Group

        On April 16, 2008, we acquired 100% of the ZAO "TV Darial" and certain affiliated entities (the "DTV Group") from an affiliate of Modern Times Group MTG AB ("MTG"). The DTV Group operates a national free-to-air television network and a group of three owned-and-operated stations in Russia. MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of our outstanding shares. Three members of our board of directors at the time we were negotiating and closing the acquisition, Hans-Holger Albrecht (one of the Co-Chairman), Maria Brunell Livfors and Kaj Gradevik, were nominated to our board of directors by MTG. Such directors recused themselves from those portions of our board meetings where consideration and approval of the DTV acquisition took place.

        As consideration for the acquisition, we paid MTG $190 million in cash, issued a promissory note to MTG in the amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV network to MTG. On the date of acquisition such indebtedness amounted to $65.7 million. The principal amount of the note incurred interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The DTV network indebtedness owing to MTG was repayable no later than 10 business days following the closing of the debt financing. In July 2008, from the proceeds of a credit facility we signed on June 27, 2008, we repaid the note in full and satisfied the DTV network indebtedness owing to MTG. For a description of this credit facility, see "—Credit Facility Agreement".

        In connection with the purchase of DTV, we have also agreed to grant MTG a right of first offer, for a ten-year term, in the event that CTC Network seeks to license to any third-party any rights it or its affiliates holds to broadcast television programming in Estonia, Latvia or Lithuania.

        We began to consolidate the results of operations of the DTV Group with our operating results from the date of acquisition, April 16, 2008. As with our CTC and Domashny Networks, Video

International acts as the exclusive sales house for the placement of national and local advertising for DTV.

Production companies

        In April 2008, we acquired two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement we paid an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments will be payable subject to achievement of certain performance criteria for 2008, 2009 and 2010 of up to $13,000 for each year ($39,000 in aggregate for the three years).

        Under the terms of the Soho Media share purchase agreement, we paid $4,000 in cash in connection with closing. This payment is contingent on continued employment of one seller during 2008, 2009 and 2010 and meeting annual performance criteria for these three years. We will also be required to make additional annual cash earn-out payments to the owners of up to $2,000 for each year ($6,000 in aggregate for all three years) subject to achievement of certain performance criteria for 2008, 2009 and 2010.

Station acquisitions

        In April 2008, we acquired a 100% interest in OOO "CTC-Saratov", for cash consideration of $12.8 million.

        In June 2008, the Company acquired a 100% interest in OOO Kanskoe TV, a station in Kansk, for a total cash consideration of $1.0 million.

Credit Facility Agreement

        On June 27, 2008, we entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders (the "Lenders"), to borrow $135 million (the "Loan Amount"). CTC Network is the borrower and our parent company, CTC Media, has agreed to guarantee the obligations of CTC Network under the Credit Facility Agreement. In July 2008, we drew-down the full Loan Amount and applied all of the proceeds of such draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group and to satisfy the DTV Group's indebtedness due to MTG.

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility are repayable in installments, with 25% of the Loan Amount being payable on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the Russian Federation and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain negative covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on February 29, 2008. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The only changes in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on February 29, 2008 relate to the determination of useful lives of our Russian broadcasting licenses and to a change in amortization rates for certain types of our Russian-produced programming as outlined below.

Useful life of Russian broadcasting licenses

        In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the Russian broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life and effective January 1, 2008, we changed our estimate for the useful lives of these licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. See "—Results of Operations—Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)".

Programming rights amortization

        In accordance with our policy, we review the amortization rates for each type of programming we broadcast on an ongoing basis. The evaluation is based on analysis of expected revenues. Starting from the second quarter of 2008, following a change in our programming schedule, we changed the amortization rates for Russian-produced series with twenty or more episodes in order to reflect expected future revenue generation patterns. See "—Results of Operations—Amortization of programming rights".

Internally-developed programming rights

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media, the programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, as a component of film costs.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statements of income data

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Advertising	96.5%	95.9%	95.2%	97.2%
Sublicensing and other	3.5	4.1	4.8	2.8

Total operating revenues	100.0	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(4.1)	(5.0)	(4.1)	(4.9)
Selling, general and administrative (exclusive of depreciation and amortization)	(15.1)	(14.2)	(15.6)	(14.2)
Amortization of programming rights	(33.6)	(35.8)	(33.3)	(37.5)
Amortization of sublicensing rights	(1.3)	(2.6)	(2.7)	(1.8)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.5)	(2.0)	(5.5)	(1.8)

Total operating expenses	(59.6)	(59.5)	(61.2)	(60.2)

Operating income	40.4	40.5	38.8	39.8
Foreign currency gains (losses)	(0.1)	0.9	—	0.7
Interest income	2.3	0.7	2.1	1.6
Interest expense	(0.1)	(1.3)	—	(0.7)
Gains on sale of businesses	0.7	—	0.3	—
Other non-operating income (losses), net	0.8	(0.1)	0.4	—
Equity in income of investee companies	0.6	0.3	0.6	0.2

Income before income tax and minority interest	44.6	41.0	42.2	41.6

Income tax expense	(15.8)	(12.2)	(13.9)	(11.7)
Income attributable to minority interest	(1.4)	(0.5)	(1.1)	(0.6)

Net income	27.4%	28.3%	27.2%	29.2%

Comparison of Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2007 and 2008

Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$75,633	$113,290	$152,246	$211,319
Change period-to-period	—	49.8%	—	38.8%
Domashny Network	9,001	16,211	17,533	31,678
Change period-to-period	—	80.1%	—	80.7%
DTV Network	n/a	12,220	n/a	12,220
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	23,755	26,908	40,058	46,923
Change period-to-period	—	13.3%	—	17.1%
Domashny Television Station Group	4,207	4,641	7,405	8,090
Change period-to-period	—	10.3%	—	9.3%
DTV Television Station Group	n/a	1,857	n/a	1,857
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	1,722	n/a	2,372
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	14,830	n/a	14,830
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(449)	(18,909)	(974)	(19,773)

Total	$112,147	$172,770	$216,268	$309,516

Change period-to-period	—	54.1%	—	43.1%

        Our total operating revenues grew by approximately 54.1% and 43.1%, respectively, when comparing the three- and six-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market resulting in higher advertising rates, and the impact of acquisitions, primarily of the DTV Group acquired in the second quarter of 2008, and several regional stations acquired in the third and fourth quarters of 2007. Increases in the price of television advertising were driven in part by a decrease in the amount of advertising permitted to be broadcast under Russian law effective January 1, 2008. See "—Television Advertising Sales". In addition, the increase in our revenues when comparing the three and six months ended June 30, 2007 and 2008 was partially due to the fact that substantially all of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar resulted in approximate 9.5% and 9.1% increases, respectively, in our advertising revenues when comparing the three- and six-month periods under review.

        In the three and six months ended June 30, 2008, the rate of growth in our advertising revenues for our Television Station Groups as compared to our Networks was impacted by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations. We believe this decrease was driven primarily by the increase in advertising rates over the period which caused many large advertisers temporarily to shift more of their advertising budgets to national, rather than local, campaigns, as well as some smaller local advertisers to postpone placement of TV advertising towards the second half of the year. In addition, the growth in our advertising revenues for our Television Station Groups when comparing the three- and six-month periods under review was partially offset by an increase in the effective commission rate paid to Video International at the regional level when the fixed commission rate of 15% was re-instated on local advertising sales as of January 1, 2008 after the expiration of a specially negotiated variable commission structure that applied for the last three quarters of 2007.

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008 we aquired DTV Group and two production companies, Costafilm and Soho Media (the "Production Group"). As a result, our operating results for the three and six months ended June 30, 2008 include the operations of the Channel 31 Group for four months and the operations of the DTV Group and the Production Group for three months.

  Advertising revenue

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$72,477	$103,553	$143,122	$200,270
Change period-to-period	—	42.9%	—	39.9%
Domashny Network	9,000	16,182	17,532	31,649
Change period-to-period	—	79.8%	—	80.5%
DTV Network	n/a	12,220	n/a	12,220
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	23,345	26,360	39,363	45,929
Change period-to-period	—	12.9%	—	16.7%
Domashny Television Station Group	3,437	3,705	5,848	6,358
Change period-to-period	—	7.8%	—	8.7%
DTV Television Station Group	n/a	1,801	n/a	1,801
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	1,717	n/a	2,367
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	182	n/a	182
Change period-to-period	—	n/a	—	n/a
Eliminations and other	15	—	60	—

Total	$108,274	$165,720	$205,925	$300,776

Change period-to-period	—	53.1%	—	46.1%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places the CTC Network's advertising on the basis of ratings in CTC's target audience, the 6-54 demographic; it generally places the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places the DTV Network's advertising on the basis of our ratings in DTV's target audience, 18+ demograpic. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

         CTC Network.    CTC Network's advertising revenue increased by 42.9% and 39.9%, respectively, when comparing the three- and six-month periods under review principally due to increased advertising rates, caused in part by a reduction in the amount of airtime available for advertising starting in January 2008, the appreciation of the Russian ruble against the US dollar and an increase in our target audience share. The average target audience share of the CTC Network increased from 11.2% to 11.6% when comparing the three months ended June 30, 2007 and 2008, and from 11.3% to 11.5% when comparing the six months ended June 30, 2007 and 2008. The average overall audience share of the CTC Network decreased from 8.9% to 8.8% when comparing the three months ended June 30, 2007 and 2008, and from 9.1% to 8.8% when comparing the six months ended June 30, 2007 and 2008.

         Domashny Network.    Domashny Network's advertising revenue increased by 79.8% and 80.5%, respectively, when comparing the three- and six-month periods under review principally due to increased advertising rates, increase in audience share and the appreciation of the Russian ruble against the US dollar. The average target audience share of the Domashny Network increased from 2.4% to 2.7% when comparing the three months ended June 30, 2007 and 2008, and from 2.3% to 2.8% when comparing the six months ended June 30, 2007 and 2008. The average overall audience share of the Domashny Network increased from 2.0% to 2.1% when comparing the three months ended June 30, 2007 and 2008, and from 1.9% to 2.2% when comparing the six months ended June 30, 2007 and 2008.

         DTV Network.    The DTV Network contributed $12.2 million to our consolidated advertising revenues for the three months ended June 30, 2008. This amounts to 7.1% of our consolidated revenues. The target audience share of the DTV Network was 1.7% during three months ended June 30, 2008. The overall audience share of the DTV Network was 1.6% during three months ended June 30, 2008.

         CTC, Domashny and DTV Television Station Groups.    Advertising revenues of the CTC Television Station Group increased from $23.3 million to $26.4 million when comparing the three months ended June 30, 2007 and 2008, and from $39.4 million to $45.9 when comparing the six months ended June 30, 2007 and 2008 principally due to newly acquired stations, appreciation of the Russian ruble against the US dollar and increased advertising rates.

        Advertising revenues of the Domashny Television Station Group increased from $3.4 million to $3.7 million when comparing the three months ended June 30, 2007 and 2008, and from $5.8 million to $6.4 million when comparing the six months ended June 30, 2007 and 2008 principally due to newly acquired stations, appreciation of the Russian ruble against the US dollar and increased advertising rates.

        The increase in revenues in CTC and Domashny Television Station Groups when comparing the three-and six-month periods under review was partially offset by the increased effective commission rate paid to Video International paid in these periods as compared to the same periods in 2007. In order to incentivize Video International to achieve negotiated 2007 sales targets, we agreed a variable commission structure with them for our Television Station Groups for the period from April 1 to December 31, 2007. Video International did not achieve the agreed quarterly sales targets for the three months ended June 30, 2007 for a majority of our stations. As a result, the effective commission rate for the CTC Television Station Group was 1% and 7%, respectively, for the three and six months ended June 30, 2007. Starting January 1, 2008, a fixed rate commission of 15% was re-instated on all local advertising sales.

        The DTV Television Station Group contributed $1.8 million to our consolidated advertising revenues for the three months ended June 30, 2008. This amounts to 1.1% of our total consolidated revenues.

         CIS Group.    During March 2008 and three months ended June 30, 2008, Channel 31 Group contributed $0.7 million and $1.7 million, respectively, to our consolidated advertising revenues, which comprised all the revenues of this segment for this period.

  Sublicensing and other revenues

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$3,157	$9,737	$9,124	$11,050
Change period-to-period	—	208.4%	—	21.1%
Domashny Network	1	29	1	29
Change period-to-period	—	2800.0%	—	2800.0%
DTV Network	n/a	—	n/a	—
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	410	547	695	994
Change period-to-period	—	33.4%	—	43.0%
Domashny Television Station Group	769	937	1,557	1,731
Change period-to-period	—	21.8%	—	11.2%
DTV Television Station Group	n/a	57	n/a	57
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	4	n/a	4
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	14,644	n/a	14,644
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(464)	(18,905)	(1,034)	(19,769)

Total	$3,873	$7,050	$10,343	$8,740

Change period-to-period	—	82.0%	—	(15.5)%

         Networks.    Our sublicensing revenues increased by 208.4% and 21.1%, respectively, when comparing the three- and six-month periods under review. The increase during the three- and six-month period under review was principally due to increased sales of Russian series to Ukraine and intercompany sales to the CIS Group. This increase was offset by the effect of decreased sales of certain Russian mini-series to First Channel in Russia when comparing the six-month period under review.

         Television Station Groups.    Other revenues for the CTC Television Station Group primarily represent fees received for transmission. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

         Production Group.    Other revenues for the Production Group represent sales of in-house produced programming to CTC and Domashny Networks. These revenues are eliminated in consolidation.

         Eliminations and other.    We eliminate inter-company revenues from sublicensing and other revenues. These inter-company revenues consist primarily of programming rights sold by our Production Group to CTC and Domashny Networks and sublicensing rights sold by CTC Network to the CIS Group.

  Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($36,635)	($59,669)	($73,844)	($112,162)
Change period-to-period	—	62.9%	—	51.9%
Domashny Network	(8,923)	(13,011)	(17,025)	(23,944)
Change period-to-period	—	45.8%	—	40.6%
DTV Network	n/a	(6,347)	n/a	(6,347)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(7,711)	(8,014)	(16,397)	(17,396)
Change period-to-period	—	3.9%	—	6.1%
Domashny Television Station Group	(6,755)	(4,548)	(12,455)	(8,053)
Change period-to-period	—	(32.7)%	—	(35.3)%
DTV Television Station Group	n/a	(2,735)	n/a	(2,735)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(3,226)	n/a	(4,245)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(14,167)	n/a	(14,167)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(6,829)	8,982	(12,737)	2,600

Total	($66,853)	($102,735)	($132,458)	($186,449)

Change period-to-period	—	53.7%	—	40.8%
% of total operating revenues	59.6%	59.5%	61.2%	60.2%

        Our total operating expenses as a percentage of operating revenues decreased from 59.6% to 59.5% when comparing the three months ended June 30, 2007 and 2008, and from 61.2% to 60.2% when comparing the six months ended June 30, 2007 and 2008. For the three-month period unter the review, the decrease was mainly due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses and depreciation and amortization expense, offset by increases, as a percentage of operating revenues, in direct operating expenses, amortization of programming rights and amortization of sublicensing rights. For the six-month period unter the review, the decrease was mainly due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses, depreciation and amortization expense and amortization of sublicensing rights , offset by increases, as a percentage of operating revenues, in direct operating expenses and amortization of programming rights.

  Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($1,327)	($1,877)	($2,761)	($3,814)
Change period-to-period	—	41.4%	—	38.1%
Domashny Network	(892)	(1,104)	(1,799)	(2,163)
Change period-to-period	—	23.8%	—	20.2%
DTV Network	n/a	(808)	n/a	(808)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(1,432)	(2,238)	(2,766)	(4,583)
Change period-to-period	—	56.3%	—	65.7%
Domashny Television Station Group	(1,078)	(1,298)	(2,040)	(2,619)
Change period-to-period	—	20.4%	—	28.4%
DTV Television Station Group	n/a	(1,249)	n/a	(1,249)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(322)	n/a	(422)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(12,565)	n/a	(12,565)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	166	12,835	468	13,071

Total	($4,563)	($8,626)	($8,898)	($15,152)

Change period-to-period	—	89.0%	—	70.3%
% of total operating revenues	4.1%	5.0%	4.1%	4.9%

         Networks.    At the Network level, direct operating expenses principally comprise the salaries of our Networks' engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment's total operating revenues decreased from 1.8% to 1.7% when comparing the three months ended June 30, 2007 and 2008 and remained at the same level of 1.8% when comparing the six months ended June 30, 2007 and 2008. At the Domashny Network, direct operating expense as a percentage of this segment's total operating revenues decreased from 9.9% to 6.8% when comparing the three months ended June 30, 2007 and 2008, and from 10.3% to 6.8% when comparing the six months ended June 30, 2007 and 2008 as a result of the increased revenues of this segment. In absolute terms, direct operating expenses at our CTC and Domashny Networks increased due to increases in average salaries and benefits, and the appreciation of the Russian ruble against the US dollar, as well as increases in headcount.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues comprised 6.6% during the three months ended June 30, 2008.

         Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations.

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 6.0% to 8.3% when comparing the three months ended June 30, 2007 and 2008, and from 6.9% to 9.8% when comparing the six months ended June 30, 2007 and 2008. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 25.6% to 28.0% when comparing the three months ended June 30, 2007 and 2008, and from 27.5% to 32.4% when comparing the six months ended June 30, 2007 and 2008. Direct operating expenses increased in both segments over the periods under review primarily as a result of newly acquired stations, increases in transmission costs and increases in salaries and benefits. The increase in salaries and benefits was due to annual raises in compensation, the continued appreciation of the Russian ruble against the US dollar and increases in headcount. In addition, CTC Television Station Group's transmission and maintenance costs increased primarily due to a new agreement signed by the station in Moscow with a local pay-TV operator for connections with its network effective January 1, 2008.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues comprised 67.3% during the three months ended June 30, 2008.

        Direct operating expenses as a percentage of Domashny and DTV Television Station Group's total operating revenues is higher than that of the CTC Television Station Group reflecting the earlier stages of operations. As we continue to build upon the Domashny and DTV brands, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of the segment's operating revenue.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

         CIS Group.    For the CIS Group, direct operating expenses principally comprise transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group.

         Production Group.    For the Production Group, direct operating expenses principally comprise direct and general production costs associated with programming sold to CTC and Domashny Networks. These costs consist mainly of production staff salaries, compensation to actors and other direct costs and production overheads.

         Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of programming rights sold by our Production Group to CTC and Domashny Networks and service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses comprised $0.2 million for the three months ended June 30, 2007 and 2008, and increased from $0.2 million to $0.4 million when comparing the six months ended June 30, 2007 and 2008.

  Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$(3,309)	$(3,567)	$(6,501)	$(7,598)
Change period-to-period	—	7.8%	—	16.9%
Domashny Network	(1,579)	(2,169)	(3,316)	(4,046)
Change period-to-period	—	37.4%	—	22.0%
DTV Network	n/a	(1,430)	n/a	(1,430)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(3,374)	(3,628)	(8,024)	(8,755)
Change period-to-period	—	7.5%	—	9.1%
Domashny Television Station Group	(2,250)	(2,584)	(3,682)	(4,138)
Change period-to-period	—	14.8%	—	12.4%
DTV Television Station Group	n/a	(518)	n/a	(518)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(1,411)	n/a	(1,909)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(1,565)	n/a	(1,565)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(6,539)	(7,605)	(12,270)	(13,856)

Total	$(17,051)	$(24,477)	$(33,793)	$(43,815)

Change period-to-period	—	43.6%	—	29.7%
% of total operating revenues	15.2%	14.2%	15.6%	14.2%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        With respect to our rent expense, in 2006 we entered into preliminary lease agreements (consistent with market practice in Moscow) for a 12,000 square meter office building in Moscow which we expected to be ready for occupancy toward the end of 2008. The building that was the subject of the preliminary lease agreements was recently sold and the new owner elected to terminate the agreements. Under the terms of the termination, the new owner is obligated to pay us by July 30, 2008 approximately $3.9 million (including VAT and based on exchange rates in effect on June 30, 2008), which includes repayment of a security deposit we previously paid, payment of a termination fee and reimbursement for certain build-out costs already incurred by us. We have begun a search for another suitable office building to lease in greater Moscow. Real estate in Moscow is expensive and supply in the market is limited. Rental rates have increased considerably in recent years and we anticipate that we will have to pay materially more in rent to secure a lease on office space that is comparable to the space we had anticipated moving into later this year. See "Item 1A. Risk Factors—We may have difficulty leasing adequate space in Moscow as needed, which could adversely affect our operations".

         CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues decreased from 4.4% to 3.1% when comparing the three months ended June 30, 2007 and 2008, and decreased from 4.3% to 3.6% when comparing the six months ended June 30, 2007 and 2008. This decrease reflects growth in CTC Network's revenues over the periods under review. In absolute terms, selling, general and administrative expenses increased over the three- and six- month periods under review due to annual increases in salaries and benefits, the appreciation of the Russian ruble against the US dollar, and increases in headcount. Advertising and promotion expenses amounted to $0.7 million and $0.8 million, respectively, in the three months ended June 30, 2007 and 2008, and $1.3 million and $1.6 million, respectively, in the six months ended June 30, 2007 and 2008.

         Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue decreased from 17.5% to 13.4% when comparing the three months ended June 30, 2007 and 2008, and from 18.9% to 12.8% when comparing the six months ended June 30, 2007 and 2008. This decrease reflects growth in Domashny Network's revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to annual raises in salaries and benefits, the appreciation of the Russian ruble against the US dollar, and increases in headcount. Advertising and promotion expenses amounted to $0.4 million and $0.5 million, respectively, in the three months ended June 30, 2007 and 2008, and $0.8 million in the six months ended June 30, 2007 and 2008.

         DTV Network.    Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenues were 11.7% during the three months ended June 30, 2008. Advertising and promotion expenses amounted to $0.3 million, in the three months ended June 30, 2008.

        As we continue to build upon the Domashny and DTV brands, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of these segment's operating revenues.

         Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 14.2% to 13.5% when comparing the three months ended June 30, 2007 and 2008, and from 20.0% to 18.7% when comparing the six months ended June 30, 2007 and 2008. In absolute terms, the increase in selling, general and administrative expenses was primarily due to newly acquired stations, increases in salaries and benefits and higher rent expenses. Advertising and promotion expenses amounted to $0.8 million and $0.5 million, respectively, in the three months ended June 30, 2007 and 2008, and $3.0 million and $3.2 million, respectively, in the six months ended June 30, 2007 and 2008.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues increased from 53.5% to 55.7% when comparing the three months ended June 30, 2007 and 2008, and from 49.7% to 51.1% when comparing the six months ended June 30, 2008 and 2007. In absolute terms, selling, general and administrative expenses increased primarily as a result of newly acquired stations and due to increases in salaries and benefits. Advertising and promotion expenses amounted to $1.2 million in the three months ended June 30, 2007 and 2008, and $1.3 million in the six months ended June 30, 2007 and 2008.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 27.9% during the three months ended June 30, 2008.

         CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 76.6% for March 2008 and 80.5% for four months ended June 30, 2008.

         Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of the companies for the three months ended June 30, 2008.

         Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $3.3 million and $4.6 million for the three months ended June 30, 2007 and 2008, respectively, and $6.1 million and $7.8 million for the six months ended June 30, 2007 and 2008, respectively. The general rise in these expenses over the periods under review at the corporate level is mainly due to the increase in certain consulting costs and increase in our salaries and benefits which increased primarily due to additional headcount, annual compensation increases and appreciation of the Russian ruble against the US dollar.

        Corporate stock-based compensation expense amounted to $3.3 million and $3.2 million for the three months ended June 30, 2007 and 2008, respectively, and $6.3 million for six months ended June 30, 2007 and 2008.

        We expect our general and administrative expenditures at the corporate level to increase in absolute terms during 2008 and subsequent years due to hiring of a new CEO and potential increases in salaries and benefits as we add to our corporate headcount and as competition for qualified personnel continues to intensify in Russia.

        In June 2008, Anton Kudryashov accepted an offer to serve as our Chief Executive Officer, effective August 4, 2008. Mr. Kudryashov will replace Alexander Rodnyansky, who is stepping down as CEO and will remain our President and will become a member of our Board of Directors. Based on the employment agreement with Mr. Kudryashov, we will pay Mr. Kudryashov an annual salary of $660,000 through December 31, 2009 at which time his annual salary will increase to $750,000. Mr. Kudryashov will also be eligible for a discretionary bonus of up to $400,000 each year, subject to the achievement of performance objectives. All salary and bonus payments to Mr. Kudryashov will be paid in rubles based on the exchange rate prevailing on his start date. We agreed to grant to Mr. Kudryashov on August 4, 2008 an inducement option to purchase up to 3,042,482 shares of the Company's common stock. Stock-based compensation expense related to this grant is expected to be in the range of approximately $3.5 million to $5.5 million for the remainder of 2008.

  Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$(30,290)	$(47,077)	$(58,210)	$(92,134)
Change period-to-period	—	55.4%	—	58.3%
Domashny Network	(6,297)	(9,566)	(11,604)	(17,390)
Change period-to-period	—	51.9%	—	49.9%
DTV Network	n/a	(4,081)	n/a	(4,081)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(1,133)	(1,620)	(2,303)	(3,027)
Change period-to-period	—	43.0%	—	31.4%
Domashny Television Station Group	—	(7)	—	(13)
Change period-to-period	—	—	—	—
DTV Television Station Group	n/a	(8)	n/a	(8)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(1,271)	n/a	(1,560)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	—	n/a	—
Change period-to-period	—	n/a	—	n/a
Eliminations and other	71	1,831	115	1,991

Total	$(37,649)	$(61,799)	$(72,002)	$(116,222)

Change period-to-period	—	64.1%	—	61.4%
% of total operating revenues	33.6%	35.8%	33.3%	37.5%

         CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues increased from 40.0% to 41.6% when comparing the three months ended June 30, 2007 and 2008, and increased from 38.2% to 43.6% when comparing the six months ended June 30, 2007 and 2008. The increase in amortization of programming rights for the CTC Network over the periods under review was primarily due to increases in the cost of programming, particularly foreign movies and Russian-produced programming, the effect of a change in our amortization policy for certain types of Russian-produced series and increases in impairment charges.

        We review the amortization rates for each type of programming we broadcast on an ongoing basis. The evaluation is based on analysis of expected revenues. For Russian-produced series with twenty or more episodes, our previous policy was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provides for three or more runs. This assumption was originally based on our programming schedule and our intention to broadcast all three runs of each series. Starting from the second quarter of 2008, following the change in our our programming schedule, we changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. After the change, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run.

        The effect of this change in our amortization resulted in additional amortization expense of $5.7 million in the three months ended June 30, 2008. Had we continued in 2008 with our prior policy, amortization of programming rights for CTC Network would have been $41.4 million and $86.4 million, which is 36.5% and 40.9% of this segment's total operating revenues, in the three- and six months ended June 30, 2008, respectively.

        Impairment charges increased from $1.1 million to $4.0 million when comparing the three months ended June 30, 2007 and 2008, and from $1.8 million to $9.1 million when comparing the six months ended June 30, 2007 and 2008. The increase in impairment charges was mainly due to the underperformance of two Russian series launched in the first quarter of 2008 and one Russian series launched in the second quarter of 2008.

        Although we expect the acquisition of the Costafilm and Soho Media production companies to have a favorable impact on our programming costs over time, we expect our programming costs to continue to increase in 2008 in absolute terms in response to intense competition in Russia for quality programming.

         Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 70.0% to 59.0% when comparing the three months ended June 30, 2007 and 2008, and from 66.2% to 54.9% when comparing the six months ended June 30, 2007 and 2008 due to the increase in segment's revenues.

        We expect Domashny's amortization of programming expense to decrease as a percentage of their operating revenues for 2008 as we build on these segments' advertising revenues, but expect that these expenses will continue to constitute a higher percentage of its operating revenues than is expected to be the case for the CTC Network as we continue to make substantial investments in programming in order to build Domashny's audience share.

         DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 33.4% during the three months ended June 30, 2008.

         Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. Although the investment our owned-and-operated stations make in programming has historically been limited, we have been required to increase the amount of "local content" broadcast by our owned-and-operated stations in reaction to modifications to the terms of the broadcast licenses of a majority of our owned-and-operated stations. As a result, we expect that the amounts our Television Station Groups spend on programming will continue to increase, which will, in turn, increase the amount of amortization of programming rights for these segments in the foreseeable future.

         CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network.

  Amortization of sublicensing rights

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$(1,462)	$(6,884)	$(5,865)	$(8,107)
Change period-to-period	—	370.9%	—	38.2%
Eliminations and other	—	2,456	—	2,456

Total	$(1,462)	$(4,428)	$(5,865)	$(5,651)

Change period-to-period	—	202.9%	—	(3.6)%
% of total operating revenues	1.3%	2.6%	2.7%	1.8%

         CTC Network.    Amortization of sublicensing rights increased from $1.5 million to $6.9 million when comparing the three months ended June 30, 2007 and 2008, and from $5.9 million to $8.1 million when comparing the six months ended June 30, 2007 and 2008. The increase during the three- and six-month period under review was principally due to increased sales of Russian series into Ukraine and intercompany sales to our CIS Group. This increase was offset by the effect of decreased sales of certain Russian mini-series to First Channel in Russia when comparing the six-month period under review.

         Eliminations and other.    We eliminate inter-company expenses from amortization of sublicensing rights. These inter-company expenses consist primarily of sublicensing rights sold by CTC Network to our CIS Group.

  Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$(246)	$(265)	$(506)	$(509)
Change period-to-period	—	7.7%	—	0.6%
Domashny Network	(154)	(173)	(305)	(345)
Change period-to-period	—	12.3%	—	13.1%
DTV Network	n/a	(275)	n/a	(275)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(1,772)	(529)	(3,304)	(1,030)
Change period-to-period	—	(70.1)%	—	(68.8)%
Domashny Television Station Group	(3,428)	(658)	(6,733)	(1,283)
Change period-to-period	—	(80.8)%	—	(80.9)%
DTV Television Station Group	n/a	(713)	n/a	(713)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(222)	n/a	(353)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(38)	n/a	(38)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(528)	(532)	(1,052)	(1,063)

Total	$(6,128)	$(3,405)	$(11,900)	$(5,609)

Change period-to-period	—	(44.4)%	—	(52.9)%
% of total operating revenues	5.5%	2.0%	5.5%	1.8%

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

         Television Station Groups.    Prior to January 1, 2008, we treated our Russian broadcast licenses as definite life assets and amortized them on a straight-line basis over five years. As a result, prior to 2008, a significant portion of the depreciation and amortization expense of our Television Station Groups was the amortization of these broadcast licenses. In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of our Russian broadcast licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of license renewal of broadcasging licenses and uncertainties in the regulatory environment. We believe that our history of renewals of broadcasting licenses, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for our assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, we changed our estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our Russian broadcast licenses will not be amortized but will be tested for impairment on an annual basis.

        During the three and six months ended June 30, 2007, the amortization of broadcasting licenses amounted to $1.4 million and $2.5 million for CTC Television Station Group, and amounted to $2.8 million and $5.5 million for Domashny Television Station Group, respectively. If we had continued to amortize our Russian broadcasting licenses in 2008, the depreciation and amortization expense for the CTC Television Station Group in the three and six months ended June 30, 2008 would have been $3.8 million and $6.9 million for CTC Television Station Group, respectively (which is 13.9% and 14.7% of total operating revenues of these segments, respectively). The depreciation and amortization expense for the Domashny Television Station Groups in the three and six months ended June 30, 2008 would have been $4.1 million and $8.1 million, respectively (which is 87.4% and 100% of total operating revenues of these segments, respectively). Because of our change in policy, however, depreciation and amortization expense as a percentage of total operating revenues for the three months ended June 30, 2007 and 2008 fell from 7.5% to 2.0%, respectively, for the CTC Television Station Group and from 81.5% to 14.2%, respectively, for the Domashny Television Station Group. Depreciation and amortization expense as a percentage of total operating revenues for the six months ended June 30, 2007 and 2008 fell from 8.2% to 2.2%, respectively, for the CTC Television Station Group and from 90.9% to 15.9%, respectively, for the Domashny Television Station Group.

        In January 2008, we signed agreements with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.8 million (at the US dollar/ruble exchange rate as of June 30, 2008) and capitalized this cost as an intangible asset. Based on our analysis of the terms of the agreements with Mostelecom, we will amortize these cable network connections through December 2015. We are still verifying the existence of connections to other Moscow households and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to these connections.

        DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, we allocated purchase consideration to such cable connections in the amount of $23.4 million. In addition, DTV made an advance payment to Mostelecom to secure the right for additional connections to Moscow households in the amount of $8.4 million. We are in process of verifying these connections. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015. In addition, in conjunction with the acquisition of the DTV Group we allocated $4.8 million to the network affiliation agreements which will be amortized over five years.

        The depreciation and amortization expense of DTV Television Station Group as a percentage of the segment's total operating revenues for the three months ended June 30, 2008 was 38.4%. We expect that the amortization expense of this segment will increase in absolute terms in 2008 as we reach agreement with Mostelecom on payments for additional cable connections to Moscow households for the DTV signal.

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

  Foreign currency gains

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Foreign currency gains (losses)	$(115)	$1,528	$(88)	$2,206

        The functional currency of our Russian subsidiaries is the ruble. Our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, which is partially offset by the impact on our dollar-denominated assets.

  Interest income

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Interest income	$2,545	$1,175	$4,629	$4,967

        Principally as a result of our recent acquisitions, our cash and cash equivalents balance decreased significantly during the three months ended June 30, 2008 resulting in the reduction in interest income when comparing the three months ended June 30, 2007 and 2008 . Because of our decreased cash and cash equivalent balances and the need to use cash generated from operations to fund repayments under our Credit Facility Agreement, we expect our interest income to be materially lower throughout 2008. See "—Credit Facility Agreement".

  Interest expense

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Interest expense	$(2)	$(2,253)	$(2)	$(2,259)

        In connection with our acquisition of the DTV Group in April 2008, our interest expense increased significantly. On closing the acquisition, we issued a promissory note in favor of DTV's seller, MTG Broadcasting AB, in the principal amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65.7 million. The principal amount of the note accrued interest at an annual rate of

5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The DTV Group indebtedness' interest rate varied from LIBOR plus 1.25% to 15%. In July 2008, we repaid the note in full and satisfied the indebtedness owing from the DTV Group to MTG principally from proceeds of the Credit Facility Agreement we signed on June 27, 2008. The principal amount outstanding under the Credit Facility Agreement as of July 28, 2008 was $135.0 million and bears interest at an annual rate of LIBOR plus 3%. As a result of the interest expense under the Credit Facility Agreement, our interest expense will be materially higher throughout 2008 and 2009. See "—Credit Facility Agreement" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Gain on sale of businesses

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Gain on sale of businesses	$747	$—	$747	$—

        In June 2007, we sold our 100% interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

  Other non-operating income (losses)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Other non-operating income (losses)	$858	$(184)	$879	$(99)

        In the second quarter of 2007, we sold a building in Omsk for total consideration of $1.8 million and, in connection therewith, recognized $0.7 million in other non-operating income.

  Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Equity in income of investee companies	$682	$452	$1,193	$745

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three and six months ended June 30, 2007, equity in income of investee companies primarily consists of income attributable to our interests in our Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in the Kazan station, bringing our ownership to 100%. As a result, only the operating results of our Novosibirsk station has been reflected in this item since July 2007.

  Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Income tax expense	$(17,787)	$(21,140)	$(29,932)	$(36,230)

        Our effective tax rate was 36% and 30% for the three months ended June 30, 2007 and 2008, respectively, and 33% and 28% for the six months ended June 30, 2007 and 2008. Our effective tax rate decreased primarily due to decreases in non-deductible expenses as a percentage of income before tax. Also, the effective tax rate was higher in the three and six months ended June 30, 2007 due to the recording of additional tax expense of approximately $2.5 million related to management's decision to begin paying dividends to our US parent from our CTC Moscow station during the three months ended June 30, 2007. In addition, in the six months ended June 30, 2008, we recognized income tax benefits in respect of deductions for certain advertising expenses related to 2005-2007, due to a change in our estimate of the sustainability of those deductions upon examination.

  Income attributable to minority interest

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Income attributable to minority interest	$(1,530)	$(797)	$(2,421)	$(1,868)

        Minority interest represents the share of net income of each of our consolidated owned-and-operated stations that is not wholly owned and that is therefore attributable to the minority stockholders of these companies. Income attributable to minority interest decreased over the periods under review mainly due to losses related to Channel 31 in Kazakhstan.

  Other comprehensive income

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Other comprehensive income	$2,349	$5,493	$6,263	$29,006

        The functional currency of our Russian subsidiaries is Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The increase in other comprehensive income when comparing the three and six months ended June 30, 2007 and 2008 was due to higher appreciation of the ruble against the US dollar.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at June 30, 2008 Compared to December 31, 2007

  Cash and cash equivalents

        Cash and cash equivalents decreased from $307.1 million to $62.5 million from December 31, 2007 to June 30, 2008, primarily due to cash spent on acquisitions offset by cash earned from operating activities. See "—Recent Acquisitions".

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $11.7 million to $32.2 million from December 31, 2007 to June 30, 2008. Of the total $20.5 million increase, approximately $3.5 million relates to accounts receivable from Video International of the DTV Group, which we acquired in the second quarter of 2008. The remaining increase in our trade accounts receivable relates primarily to increases in accounts receivable at the CTC and Domashny Networks as a result of those balances being seasonally low on December 31, 2007.

  Broadcasting licenses

        Broadcasting licenses increased from $74.3 million to $372.7 million from December 31, 2007 to June 30, 2008 primarily due to our acquisition of the DTV Group and our acquisition of interests in the Channel 31 Group and regional Russian television stations. In conjunction with these acquisitions, we allocated $186.6 million, $89.4 million, and $18.1 million, respectively, of their respective purchase prices to broadcasting licenses. These broadcasting license have indefinite useful lives and, as such, will not be amortized. See "—Recent Acquisitions".

  Cable Network Connections; Trade Names and Network Affiliation Agreements

        The balances of our cable network connections, trade names and network affiliation agreements increased materially from December 31, 2007 to June 30, 2008 principally due to our acquisition of the DTV Group. In conjunction with that acquisition, we allocated $23.4 million of the purchase consideration to cable network connections, $24.9 million to the trade name and $4.8 million to network affiliation agreements. Cable connections will be amortized through 2015. We have concluded that the trade name of the DTV Group has an indefinite useful life and, as such, it will not be amortized. Network affiliation agreements will be amortized over five years. Our cable network connections also increased because we signed agreements in January 2008 with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.8 million (at the US dollar/ruble exchange rate as of June 30, 2008) and capitalized this cost as cable network connections.

  Goodwill

        Goodwill increased from December 31, 2007 to June 30, 2008 mainly due to our recent acquisitions. We allocated $199.4 million and $59.8 million of the purchase price of the DTV Group and our interest in the Channel 31 Group, respectively, to goodwill. See "—Recent Acquisitions".

  Programming rights

        The increase in programming rights from $99.2 million to $126.4 million from December 31, 2007 to June 30, 2008 was principally due to the effect of the increased volume of foreign and Russian programming, the impact of cost inflation of Russian-produced series, as well as our acquisition of the DTV Group.

  Other non-current assets

        Other non-current assets increased from $1.1 million to $10.5 million from December 31, 2007 to June 30, 2008 due to our acquisition of the DTV Group. DTV made an advance payment to Mostelecom to secure the right for cable connections in the amount of $8.4 million. We are in process of verifying connections to such households.

  Accounts Payable

        Accounts payable increased from $25.8 million to $42.8 million from December 31, 2007 to June 30, 2008 primarily due to increases in the cost of programming.

  Accrued liabilities

        Accrued liabilities increased from $4.7 million to $31.2 million from December 31, 2007 to June 30, 2008, primarily due to our recent acquisitions. In conjunction with the acquisition of our interest in the Channel 31 Group, we assumed contingent liabilities related to income and non-income taxes in the amount of $15.1 million. In addition, in conjunction with the acquisition of the DTV Group, we assumed contingent liabilities related to income and non-income taxes in amount of $4.6 million.

  Taxes payable

        Taxes payable increased from $14.5 million to $25.3 million from December 31, 2007 to June 30, 2008 primarily due to increases in VAT payable as a result of a change in legislation which allowed VAT to be paid on a quarterly rather than monthly basis starting from January 1, 2008.

  Short-term and Long-term loans and interest accrued

        The increase in short-term and long-term loans and interest accrued relates to the debt financing of our acquisition of the DTV Group. See "—Credit Facility Agreement"

  Minority interest

        Minority interest increased from December 31, 2007 to June 30, 2008 principally as a result of the minority interest of $43.6 million related to our acquisition of an interest the Channel 31 Group, which we recognized at fair value in accordance with FIN No. 46.

  Deferred tax liabilities

        Deferred tax liabilities increased from December 31, 2007 to June 30, 2008 primarily due to deferred tax liabilities related to purchase price allocations in connection with our acquisitions of the DTV Group and an interest in the Channel 31 Group.

Liquidity and Capital Resources

        At June 30, 2008, we had financed our operations to date principally through cash from operations and the proceeds of our IPO that closed in June 2006. At June 30, 2008, we had $62.5 million in cash and cash equivalents.

        On June 27, 2008, we entered into a credit facility agreement with several large financial institutions and in July 2008 drew-down the full amount available under that agreement, or $135 million. We applied the proceeds of the draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group and to satisfy the DTV Group's indebtedness due to MTG. For a description of the credit facility agreement, see "—Credit Facility Agreement" above.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended July 30,
	2007	2008
	(in thousands)
Net cash provided by operating activities:	$79,107	$66,869
Net cash used in investing activities:	(14,563)	(320,299)
Net cash used in financing activities:	(1,318)	(1,773)

        Our most significant use of cash in operating activities throughout the periods under review was for the acquisition of programming and sublicensing rights. Our net cash provided by operating activities decreased over the periods under review principally because of the increase in the percentage of cash spent on programming compared to cash received for advertising over these periods. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $73.5 million and $138.3 million, respectively, during the six months ended June 30, 2007 and 2008. Our advertising revenues amounted to $205.9 million and $300.8 million during the six months ended June 30, 2007 and 2008, respectively. The increase in cash paid for programming rights during the periods under review was primarily due to cost inflation and an increase in purchases of Russian-produced programming. Of the total $64.8 million increase, approximately $42.8 million relates to the increase of cash expenditures for Russian-produced programming and $22.0 million to the increase of cash expenditures for foreign programming. Programming rights and sublicensing rights amortization amounted to $77.9 million and $121.9 million, during the six months ended June 30, 2007 and 2008, respectively. In 2008, we expect that in 2008 our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

        Cash used in investing activities includes cash spent on the acquisition of businesses and cash used to purchase property, equipment and intangible assets (other than programming and sublicensing rights). During the six months ended June 30, 2007, our princal use of cash in investing activities was related to the purchase of three Russian owned-and-operated stations (or interests therein) for an aggregate of $14.6 million. In the six months ended June 30, 2008, our cash used in investing activities increased significantly as we completed several major acquisitions. During that period, we paid cash of $240.2 million in connection with our acquisition of the DTV Group, $65.3 million for our 60% economic interest in the Channel 31 Group and $4.6 million related to acquisitions of Costafilm and Sohomedia. These cash payments were offset by the acquired cash kept on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in the six months ended June 30, 2008, we paid cash of $13.6 million related to the acquisition of additional owned-and-operated stations. See "—Recent Acquisitions".

        Cash used in financing activities increased over the periods under review due to dividends paid to minority interest.

        We believe cash on hand along with cash from operations will be sufficient to fund our operations over the next 12 months and interest and principal payments that will fall due under our Credit Facility Agreement over the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes the principal categories of our debt commitments, contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees and lease obligations as of June 30, 2008:

	Payments Due by Period
	Total	Through 2008	2009 through 2010	2011 through 2012	Thereafter
			(in thousands)
Debt obligations	$155,476	$54,226	$101,250	—	—
Acquisition of programming rights	183,357	70,223	113,134	—	—
Acquisition of format rights	1,803	1,803	—	—	—
Transmission and satellite fees	46,823	6,200	17,477	23,146	—
Leasehold obligations	8,784	2,477	1,408	1,059	3,840
Cable connections	9,140	—	9,140	—	—

Total(1)	$405,383	$134,929	$242,409	$24,205	$3,840

(1)
In accordance with FIN No. 48, contingent tax liabilities in the amount of $12.7 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the provisions of FSP No. 157-2 to determine the potential impact, if any, the adoption will have on our financial statements. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No.157 in respect of such assets and liabilities did not have a significant impact on our financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R to have an impact on accounting for our future business combinations once adopted but the effect will be dependent upon the acquisitions that we make in the future.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on our financial statements.

        On April 25, 2008 the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble.

        Effective January 1, 2006, we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are included as part of other comprehensive income.

        The following table provides information as at June 30, 2008 about our financial instruments denominated in a foreign currency and presents such information in US dollar equivalents (in thousands). Substantially all of our instruments that are sensitive to foreign currency exchange rates are denominated in rubles.

June 30, 2008
Cash equivalents	$54,769
Taxes reclaimable	12,593
Taxes payable	25,318
Long-term loans	236
Closing ruble/US dollar exchange rate	23.4573

        Although we have trade accounts receivable and payable denominated in foreign currency, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

        Given that substantially all of our revenues are generated in rubles, we also face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, we recently borrowed $135 million under a term loan agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". The loan is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars in installments over the next two years (unless the maturity date of the loan is extended). To date, we have not used derivative financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk but we are evaluating the use of such instruments in connection with managing the foreign exchange risk relating to this loan. A material decline in the value of the ruble against the US dollar could have a material adverse effect on our results of operations.

  Interest rate risk

        We are exposed to interest rate risk because the outstanding principal amount of the loan discussed above bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The outstanding principal amount was $135 million at July 30, 2008. A hypothetical one percent increase in LIBOR would not result in a material impact on our results of operations.

Item 4. Controls and Procedures

  Evaluation of disclosure controls and procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934) (the "Exchange Act")) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        National television advertising in Russia and CIS is generally not placed directly with broadcasters. In Russia, Video International controls the placement of a large portion of national television advertising, with another sales house placing advertising for several smaller channels. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups. Video International also acts as the exclusive sales house for the placement of advertising on our newly acquired Russian network, DTV. Video International is also currently placing advertising for Channel 31 in Kazakhstan on the basis of an agreement in principle which we expect to formalize in the near term.

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2006 and 2007. The length of our agreements with Video International vary, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of Devember 2012. For CTC and Domashny, the agreements are generally terminable upon 180 days' notice by either party. For DTV, the agreements are generally terminable upon 90 days' notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

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

        Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations during 2007 and the first six months of 2008. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected. For more information on our agreements with Video International, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International".

Newly adopted restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state" (the "Ownership Law") came into effect in Russia. The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of relevant constituent entity of the Russian Federation. Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain threshold in a company operating in a strategically significant sector. It is anticipated that such approval will generally require at least six months.

        The Ownership Law contains a "grandfathering" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's ownership of its Russian operating subsidiaries, nor the ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another network. Such approval process is likely to be time-consuming and may in any event ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        In addition to the Ownership Law discussed above, the law "On Mass Media" (the "Mass Media Law") also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in CTC and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny and the DTV Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program" for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

        The Mass Media Law could in the future be interpreted by the Russian governmental authorities or a court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs. In addition, the Ownership Law described above could be implemented or interpreted to apply in some respects to foreign holdings existing at the time of adoption of the law. In either case, it is possible that the Russian governmental authorities could suspend or revoke broadcasting licenses or permits held by our networks and our owned-and-operated stations, or fail to renew any such licenses. If any law were to be adopted or interpreted to restrict indirect foreign ownership and control of Russian television broadcasters, and did not contain a "grandfather" clause with respect to existing holdings, CTC Media could be obliged to restructure its group in order to comply with such requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew broadcasting licenses or permits held by our networks or our owned-and-operated stations, or could take other actions against us that could limit our ability to operate.

Restrictions on foreign involvement in the television business in Kazakhstan could be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest control of our Kazakh operating subsidiaries.

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In February 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries, which provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group.

We have recently completed several acquisitions and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses and if we fail to identify additional suitable targets our growth strategy may be impeded.

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

        We generate substantially all our revenues from the sale of free-to-air television advertising in Russia, which constituted approximately 50% of all advertising expenditures in Russia in 2007, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our Networks' target demographics. Continued decline in the appeal of television generally and, in particular, our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium which, in turn, could have a material adverse effect on our results of operations.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions, and our revenues may therefore substantially decrease if general economic conditions in Russia and the CIS countries in which we operate were to deteriorate.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since the introduction of television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. For example, in August 1998 the Russian government defaulted on certain of its outstanding financial obligations and the Central Bank of Russia stopped its support of the ruble, leading to a steep devaluation. During the ensuing economic crisis, total spending on television advertising in Russia declined significantly, falling from a pre-crisis high of $550 million in 1997 to a low of $190 million in 1999. Economic recovery following the crisis was slow, and spending on Russian television advertising did not exceed the 1997 figure in US dollar terms until 2002. As a result, our revenues declined significantly after the 1998 economic crisis.

        Although in the past few years the Russian economy has exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency, there can be no assurance that such trends will continue or will not reverse abruptly. Such a reverse can potentially be triggered by a further slowdown in the US economy which may negatively impact the entire global economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and fluctuations in international oil prices could adversely affect its economy.

        We recently acquired an interest in the Kazakh TV network, Channel 31. As a result of this acquisition, we have begun generating advertising revenues in Kazakhstan. Currently, the Kazakh economy is experiencing problems in its banking sector which could impact its economy more generally. As a result, advertising expenditures in this market could be negatively impacted.

        A sudden or prolonged downturn in the economy of Russia and/or a continuation of the downturn in the Kazakh economy are possible and could substantially reduce Russian and Kazakh television advertising expenditures. Any decrease in the size of the Russian television advertising market or further decreases in the size of the Kazakh advertising market will likely result in a decrease in our advertising revenues, which would materially adversely affect our results of operations.

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

        As the television advertising market in Russia has grown, competition for western, as well as Russian-produced, programming has resulted in a general increase in programming costs. We believe that our programming costs will continue to increase in absolute terms. During the past several years, we have been able to collaborate with some of our competitors, including Channel One, in licensing programming from major studios based in the United States, as well as Russian producers and distributors, on a shared basis. Under these sharing arrangements, the cost of these programming rights to us is substantially reduced. If, in the future, high-quality television programming were unavailable on a shared basis, the costs to us of obtaining licenses for this programming could increase significantly or we may be unable to obtain access to such programming.

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

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. In 2007, TSN Gallup Media added four additional cities to the panel of measured cities. In addition, the system of audience measurement was affected by a change in the algorithm used to calculate audience share such that home video viewing was excluded. In January 2008, the Moscow panel was changed to so called "large Moscow" and, as a result, 9 cities in the Moscow metropolitan area with populations exceeding 100,000 were added to the panel. The changes to the measurement system in 2007 and 2008 have had a small positive impact on the audience share results for our Networks. Prior changes to the measurement system, however, have negatively impacted our audience share results. When changes to the system of audience measurement occur, we attempt to take steps in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps or any further changes in the measurement systems would not result in a decrease in our audience share, which could result in a material decrease in our advertising revenues.

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

        The broadcast licenses of our affiliate stations also contain various restrictions and obligations, including requirements with respect to the minimum amount of Russian-produced programming (usually requiring at least 50%) as well as locally-produced programming. Our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. We have recently received notices that two of our owned-and-operated stations are not in compliance with requirements of their licenses regarding locally produced programming and we are taking steps to bring these stations into compliance. If the terms of a license are not fulfilled, or if a television station otherwise violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming, as well as maximum amount of retransmission of foreign-produced programming. Channel 31 has not always been in full compliance with all requirements of its license. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. In addition, the Russian governmental reorganization during 2004 continues to result in extensive delays in the renewal of expiring and expired licenses for all broadcasters. At any given time, several of our owned-and-operated stations and many of our independent affiliates are operating pursuant to broadcasting licenses that have expired and/or are in the process of being modified or extended. The inability to renew an existing broadcast license, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The loss of independent affiliates could result in a loss of audience share and a fall in ratings.

        We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60 or 90 days' notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. We do not pay fees to any of our independent affiliates in return for broadcasting our networks other than nominal fees with respect to certain independent affiliates of the DTV Network. If an independent affiliate in a larger market, particularly in those cities where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us or to lose its ability to broadcast our signal, this could result in a decrease in our audience share.

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

        In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960's, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom's systems where capacity was increased. All of our networks' signals are currently carried on these systems where capacity was increased. Unlike the state-controlled national channels, however, we currently have no legal or contractual guarantee that Mostelecom will continue to carry our signals.

        In January 2008, we signed agreements with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.8 million (at the US dollar/ruble exchange rate as of June 30, 2008) and capitalized this cost as an intangible asset. We are still verifying the existence of connections to other Moscow households and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to these connections. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, we allocated purchase consideration to such cable connections in the amount of $23.4 million. In addition, DTV made an advance payment to Mostelecom to secure the right for additional connections to Moscow households in the amount of $8.4 million. We are in process of verifying these connections. A similar technical system is in place in St. Petersburg, operated by the local provider; there we currently have no binding contractual right of access to the system.

        In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

        Although Mostelecom carries our networks' signals to a large majority of households in Moscow, a second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state- controlled natural gas and oil company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2007, Channel One had an average audience share of 21.2%, while Rossiya's was 17.1% and NTV's was 13.9%. During the first six months of 2008, Channel One had an average audience share of 21.6%, while Rossiya's was 17.9% and NTV's was 13.2%. CTC's average audience share during 2007 and first six months of 2008 was 9.0% and 8.8%, respectively. We believe that such strong audience shares may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        We own a building in Moscow with office and production space. We also lease office and operations space at other sites in Moscow. The fiber optic cable that transmits our CTC and Domashny network signals to the satellite transmission center originates at our leased facilities.

        Our owned facilities are not sufficiently large to accommodate our needs. If the lease on our currently leased premises is terminated or not renewed, we would need to locate additional office space quickly.

        Anticipating our need for space, we entered into preliminary lease agreements in 2006 for 12,000 square meters of office space in a Moscow building that was under construction and for which we planned to take occupancy in late 2008. The building that was the subject of the preliminary lease agreements was recently sold and the new owner elected to terminate the preliminary lease agreements. As compensation for the termination, the new owner is required to pay us approximately $3.9 million (including VAT and based on exchange rates in effect on June 30, 2008), which includes repayment of a security deposit we previously paid, payment of a termination fee and reimbursement for certain build-out costs already incurred by us.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2008 we had contractual commitments for the acquisition of approximately $70.2 million in programming rights through 2008 and an additional $113.1 million in 2009-2010. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Seventeen of our 33 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining seventeen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

        We believe that our growth and our future success will depend in large part upon our ability to continue to attract and retain highly skilled senior management, production talent and finance personnel. The competition for qualified personnel in Russia who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices is intense. We may encounter particular difficulty in hiring and/or retaining appropriate financial staff in Russia needed to enable us to comply with the internal controls requirements under the Sarbanes-Oxley Act and related regulations. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

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

        The value of the Russian ruble has risen generally against the US dollar in recent years. During 2007 and the first six months of 2008, the ruble appreciated approximately 7.3% and 4.6%, respectively, against the US dollar. However, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, we recently borrowed $135 million under a term loan agreement. The loan is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. To date, we have not used derivative financial instruments, such as foreign exchange forward contracts or foreign currency options, to manage our foreign exchange risk but we are evaluating the use of such instruments in connection with managing the foreign exchange risk relating to this loan. Thus, any decline in the value of the Russian ruble against the US dollar could have a material negative impact on our results of operations. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

If we determine that assets are impaired, we will be required to recognize a charge to earnings.

        We have recorded on our consolidated balance sheet assets, such as broadcasting licenses and goodwill, that have indefinite lives and represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or at any time when certain events occur. In performing the impairment tests, we estimate future, undiscounted business segment-level cash flows using assumptions based on historical performance and our internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group's carrying value, an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating future cash flow. We have recently made several material acquisitions and, in accordance with US GAAP, have allocated large amounts of the purchase prices of those acquisitions to assets with indefinite lives. Changes in our projected operating results for these acquired businesses or our other business segments could require us to take provisions for impairment of these assets that could substantially affect our reported earnings in a period of such change.

Risks relating to doing business and investing in Russia

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

        Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 17% of our independent affiliates, as well as two of our owned-and-operated stations that carries the CTC Network, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

Economic downturns or political or economic instability or rapid change in Russia could materially adversely affect our business.

        In recent years, Russia has experienced political stability and significant economic growth. Russia's rapid, ongoing transformation to a market economy has, however, been marked by periods of significant instability. There can be no assurance that recent positive trends will continue or will not reverse abruptly, especially if there are significant fluctuations in the price of oil and gas, a reduction or stagnation in Russian oil or gas production, or continued substantial increases in overall inflation; or as a result of any broader deterioration of the global economy.

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

        Russia's inexperience with a market economy poses numerous additional risks. It is difficult for us or our business partners to gauge the creditworthiness of some of our advertisers and business partners, as there are no reliable mechanisms, such as credit reports or credit databases, for evaluating their financial condition. Consequently, we face the risk that some of our advertisers will fail to pay us or that they or other service providers, such as production houses, will fail to comply with the terms of their agreements with us, which could adversely affect our results of operations. Continued strengthening of the ruble in real terms relative to the US dollar, changes in monetary policy, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia's economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers' access to capital, also adversely affecting our and our customers' businesses in the future.

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

The Russian legal system can create an uncertain environment for investment and business activity, which could have a material adverse effect on our business and the value of our common stock.

        The legal framework to support a market economy remain news and in flux in Russia and, as a result, its legal system can be characterized by:

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

        In addition, several key Russian laws, including the Ownership Law, the amended Communications Law and law on advertising, have only recently become effective or have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of or subsequent notification to the Russian Federal Anti-monopoly Service or its predecessor agencies (the "FAS"). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the Federal Anti-monopoly Service were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative sanctions and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

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

        The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (an "effective parent") is capable of determining decisions made by another (an "effective subsidiary"). The effective parent bears joint and several responsibility for transactions concluded by the effective subsidiary in carrying out these decisions in certain circumstances.

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

Risks relating to doing business elsewhere in the CIS

We face similar risks in other countries of the CIS.

        In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan and Uzbekistan. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in "—Risks relating to the political environment in Russia"; "—Risks relating to the economic environment in Russia" and "—Risks relating to Russian legislation and the Russian legal system".

Emerging markets such as Russia and other CIS countries are subject to greater risks than more developed markets, including legal, economic and political risks.

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economy of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares.

Risks relating to our stock

The price of our common stock may be volatile.

        Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of July 15, 2008, approximately 25% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of July 15, 2008, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        Of the $105.0 million of net IPO proceeds to us, we have used $55.8 million for acquisition of a majority financial interest in Channel 31, a television broadcaster in Kazakhstan, $24.9 million for acquisitions of television stations, $22.0 million to repay short-term loans from Alfa Bank, $1.4 million for various IPO-related expenses, and $0.9 million for general corporate purposes.

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

        The following proposals were voted on and approved at our Annual Meeting:

Proposal	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
Ratification of the selection of Ernst & Young LLC as our independent registered public accounting firm for the year ending December 31, 2008	145,687,483	6,559	300	—

Item 6. Exhibits.

Exhibit Number	Description
10.64.2	Amendment No. 1 dated as July 28, 2008 to Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation
10.72	Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"
10.72.1+
Agreement dated December 25, 2007 to the Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3
10.73+	Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"
10.73.1+
Agreement dated December 25, 2007 to the Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3
10.74.1+
Supplementary Agreement dated June 30, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" to the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006
10.74.2+
Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Agreement No. C-48-0075/08 dated January 15, 2008
10.74.3+
Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006
10.74.4+
Agreement of Sale and Purchase of the Project Documentation dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company"
10.75+	Agreement No. 41259 dated August 30, 2005 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Limited Liability Company "Crossmedia"
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: July 30, 2008

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: July 30, 2008

EXHIBIT INDEX

Exhibit Number	Description
10.64.2	Amendment No. 1 dated as July 28, 2008 to Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation
10.72	Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"
10.72.1+
Agreement dated December 25, 2007 to the Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3
10.73+	Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"
10.73.1+
Agreement dated December 25, 2007 to the Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3
10.74.1+
Supplementary Agreement dated June 30, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" to the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006
10.74.2+
Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Agreement No. C-48-0075/08 dated January 15, 2008
10.74.3+
Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006
10.74.4+
Agreement of Sale and Purchase of the Project Documentation dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company"
10.75+	Agreement No. 41259 dated August 30, 2005 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Limited Liability Company "Crossmedia"
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.