Form 10-Q
period 2008-09-30
CTC Media, Inc.
filed 2008-10-31
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No☑

         As of October 29, 2008, there were outstanding 152,155,213 shares of the registrant's common stock, $0.01 par value per share.

CTC MEDIA, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Unaudited Condensed Consolidated Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008	2
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Losses) for the Three and Nine Months Ended September 30, 2007 and September 30, 2008	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2008	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Controls and Procedures	57
PART II.	OTHER INFORMATION	58
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 6.	Exhibits	78
Signatures		79
Exhibit Index		80

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

PART I. FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2007	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,073	$54,286
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2007—$435; September 30, 2008—$973)	11,690	30,455
Taxes reclaimable	4,843	10,394
Prepayments	35,128	38,370
Programming rights, net	63,023	85,767
Deferred tax assets	12,938	18,357
Other current assets	3,342	5,411

TOTAL CURRENT ASSETS	438,037	243,040

RESTRICTED CASH	180	230
PROPERTY AND EQUIPMENT, net	24,768	26,371
INTANGIBLE ASSETS, net:
Broadcasting licenses	74,254	376,749
Cable network connection	77	26,639
Trade names	6,828	29,467
Network affiliation agreements	1,333	6,889
Other intangible assets	724	1,079

Net intangible assets	83,216	440,823
GOODWILL	78,674	301,759
PROGRAMMING RIGHTS, net	36,161	50,198
SUBLICENSING RIGHTS, net	2,591	585
INVESTMENTS IN AND ADVANCES TO INVESTEES	6,557	5,987
PREPAYMENTS	12,026	8,052
DEFERRED TAX ASSET	11,326	17,270
OTHER NON-CURRENT ASSETS	1,144	17,500

TOTAL ASSETS	$694,680	$1,111,815

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	25,846	43,854
Accrued liabilities	4,653	34,354
Taxes payable	14,507	20,896
Short-term loans and interest accrued	—	67,898
Deferred revenue	11,866	13,202
Deferred tax liability	1,350	2,198

TOTAL CURRENT LIABILITIES	58,222	182,402

LONG-TERM LOANS	224	56,720
DEFERRED TAX LIABILITY	21,160	105,173
MINORITY INTEREST	3,182	45,034
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2007—152,124,096, September 30, 2008—152,155,213)	1,521	1,522
Additional paid-in capital	348,752	361,168
Retained earnings	209,867	321,365
Accumulated other comprehensive income	51,752	38,431

TOTAL STOCKHOLDERS' EQUITY	611,892	722,486

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$694,680	$1,111,815

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSSES)
(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
REVENUES:
Advertising	$90,095	$139,469	$296,020	$440,245
Sublicensing	3,638	3,149	12,656	10,601
Other revenue	351	689	1,676	1,977

Total operating revenues	94,084	143,307	310,352	452,823

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $6,986 and $3,147 for three months and $17,486 and $7,179 for nine months ended September 30, 2007 and 2008, respectively; and inclusive of stock-based compensation of $213 and $213 for the three months and $452 and $639 for nine months ended September 30, 2007 and 2008, respectively)	(4,703)	(8,822)	(13,601)	(23,974)
Selling, general and administrative (exclusive of depreciation and amortization of $564 and $799 for the three months and $1,964 and $2,375 for the nine months ended September 30, 2007 and 2008 respectively; inclusive of stock-based compensation of $3,305 and $4,959 for the three months and $9,601 and $11,249 for the nine months ended September 30, 2007 and 2008 respectively)	(19,599)	(29,982)	(53,392)	(73,797)
Amortization of programming rights	(36,550)	(48,007)	(108,552)	(164,229)
Amortization of sublicensing rights	(1,272)	(1,466)	(7,137)	(7,117)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(7,550)	(3,945)	(19,450)	(9,554)

Total operating expenses	(69,674)	(92,222)	(202,132)	(278,671)

OPERATING INCOME	24,410	51,085	108,220	174,152
FOREIGN CURRENCY GAINS (LOSSES)	113	(13,978)	25	(11,772)
INTEREST INCOME	2,689	288	7,318	5,255
INTEREST EXPENSE	—	(4,249)	(2)	(6,508)
GAINS ON SALE OF BUSINESSES	—	—	747	—
OTHER NON-OPERATING INCOME (LOSSES), net	(31)	719	848	620
EQUITY IN INCOME OF INVESTEE COMPANIES	304	319	1,497	1,064

Income before income tax and minority interest	27,485	34,184	118,653	162,811

INCOME TAX EXPENSE	(9,097)	(12,322)	(39,029)	(48,552)
INCOME ATTRIBUTABLE TO MINORITY INTEREST	(989)	(893)	(3,410)	(2,761)

NET INCOME	$17,399	$20,969	$76,214	$111,498

Foreign currency translation adjustment	12,721	(42,327)	18,984	(13,321)

COMPREHENSIVE INCOME (LOSSES)	$30,120	$(21,358)	$95,198	$98,177

Net income attributable to common stockholders	$17,399	$20,969	$76,214	$111,498

Net income per share attributable to common stockholders—basic	$0.11	$0.14	$0.50	$0.73

Net income per share attributable to common stockholders—diluted	$0.11	$0.13	$0.48	$0.70

Weighted average common shares outstanding—basic	151,811,275	152,155,213	151,637,017	152,143,653

Weighted average common shares outstanding—diluted	158,253,151	158,212,439	158,049,941	158,945,038

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	Nine months ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,214	$111,498
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(8,577)	(12,504)
Depreciation and amortization	19,450	9,554
Amortization of programming rights	108,552	164,229
Amortization of sublicensing rights	7,137	7,117
Stock-based compensation expense	10,054	11,889
Gain on disposal of property and equipment	(702)	—
Gain on sale of businesses	(747)	—
Equity in income of unconsolidated investees	(1,497)	(1,064)
Income attributable to minority interest	3,410	2,761
Foreign currency (gains) losses	(25)	11,772
Changes in operating assets and liabilities:
Trade accounts receivable	(3,914)	(16,357)
Prepayments	(529)	(419)
Other assets	(2,401)	(125)
Accounts payable and accrued liabilities	4,301	7,336
Deferred revenue	3,340	(1,568)
Other liabilities	(107)	4,839
Dividends received from equity investees	1,769	1,335
Acquisition of programming and sublicensing rights	(115,763)	(206,234)

Net cash provided by operating activities	99,965	94,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,584)	(3,781)
Acquisitions of intangibles	(364)	(4,987)
Acquisitions of businesses, net of cash acquired	(32,833)	(402,336)
Proceeds from sale of businesses, net of cash disposed	693	—
Proceeds from sale of property and equipment	1,991	—
Other	2	(431)

Net cash used in investing activities	(34,095)	(411,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,368	1,811
Proceeds from loans	—	135,000
Repayments of loans	—	(76,443)
Increase in restricted cash	(60)	(50)
Dividends paid to minority interest	(3,958)	(4,855)

Net cash (used in)/provided by financing activities	(650)	55,463

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,737	9,226

Net increase (decrease) in cash and cash equivalents	71,957	(252,787)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,542	307,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,499	$54,286

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia, since 1996 and 2005, respectively. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. In April 2008, the Company acquired ZAO "TV Darial" and certain affiliated entities (the "DTV Group"), which operate the DTV television network and a group of 4 owned-and-operated stations and 24 unmanned repeater transmitters in Russia. In conjunction with this acquisition, the Company added two additional business segments—the DTV Network and the DTV Television Station Group. The Company's network operations, including its relationships with its independent affiliates, are managed by the CTC, Domashny and DTV Networks (the "Networks"), its television entertainment network subsidiaries. CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In February 2008, the Company acquired an interest in Channel 31, a Kazakh television broadcaster. In conjunction with this acquisition, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Also, in April 2008, the Company acquired two production companies—Costafilm and Soho Media, adding another business segment—Production Group.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on February 29, 2008. The Company's significant accounting policies and estimates have not changed since December 31, 2007, except for changes in the useful lives of broadcasting licenses and a change in amortization rates for certain types of the Company's Russian-produced programming as discussed below.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

        The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for the complete financial statements.

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

Seasonality

        The Company experiences seasonal fluctuations with overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth and first quarters.

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

        Had the Company continued in 2008 to amortize its Russian broadcasting licenses, net income and net income per common share would have been as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net income as reported	$20,969	$111,498
Deduct: Broadcasting licenses amortization based on policy prior to January 1, 2008	(16,860)	(40,062)
Income tax effect at 24%	4,046	9,615

Pro forma net income	$8,155	$81,051

Pro forma net income per common share:
Basic	$0.05	$0.53
Diluted	$0.05	$0.51

The amount of broadcasting licenses amortization based on the Company's policy prior to January 1, 2008 includes amortization of the broadcasting license of the DTV Group of $10,156 and $20,687 for the three and nine months ended September 30, 2008, respectively.

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

        Had the Company continued in 2008 with its prior amortization policy for Russian-produced series with twenty or more episodes, net income and net income per common share would have been as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net income as reported	$20,969	$111,498
Add: Program amortization as reported	48,007	164,229
Deduct: Program amortization based on policy prior to April 1, 2008	(46,150)	(156,722)
Income tax effect at 24%	(445)	(1,801)

Pro forma net income	$22,381	$117,204

Pro forma net income per common share:
Basic	$0.15	$0.77
Diluted	$0.14	$0.74

Accounting policy for internally-produced programming

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media, programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, as a component of film costs.

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit)

assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 in respect of such assets and liabilities did not have a significant impact on the Company's financial statements.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. The Company has chosen not to elect the fair value option.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on its financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the impact of this position on its financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this position on its financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the three and nine months ended September 30, 2007 and 2008 is computed on the basis of the weighted average number of common shares outstanding, using the "two-class" method. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation, because their effect was antidilutive for the nine months ended September 30, 2007 and 2008, was 675,000 and 2,616,241, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income	$17,399	$20,969	$76,214	$111,498

Net income attributable to common stockholders	$17,399	$20,969	$76,214	$111,498

Weighted average common shares outstanding—basic
Common stock	151,811,275	152,155,213	151,637,017	152,143,653
Dilutive effect of:
Common stock options	6,441,876	6,057,226	6,412,924	6,801,385

Weighted average common shares outstanding—diluted	158,253,151	158,212,439	158,049,941	158,945,038
Net income per share attributable to common stockholders:
Basic	$0.11	$0.14	$0.50	$0.73
Diluted	$0.11	$0.13	$0.48	$0.70

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2007 and 2008 was net income.

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

        The total purchase consideration for the Channel 31 Group was $65,319 in cash, including $526 in direct transaction costs. As of September 30, 2008, the Company had paid in full the total amount of the purchase consideration. The Company has consolidated the financial results of Channel 31 Group starting from the date of acquisition. Channel 31 is consolidated in accordance with FASB Interpretation ("FIN") No. 46, as the Company is primary beneficiary of this variable interest entity.

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

DTV Group

        On April 16, 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG"). The DTV Group operates a national free-to-air television network and a group of four owned-and-operated stations in Russia. MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of the Company's outstanding shares.

        As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note (the "Note") to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 9). Direct transaction costs incurred in conjunction with this acquisition were $3,573. In connection with the purchase of the DTV Group, the Company granted MTG a right of first offer, for a ten-year term, in the event that the Company seeks to license to any third-party any rights it or its affiliates holds to broadcast television programming in Estonia, Latvia or Lithuania.

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

ASSETS:
Current assets	$9,586
Property and equipment	1,322
Programming rights	4,097
Intangible assets, net
Broadcasting licenses	210,351
Network affiliation agreements	8,256
Cable network connections	25,874
Trademark	24,520
Other intangible assets	154
Goodwill	175,781
Other Non-current assets	15,830

Total assets	$475,771
LIABILITIES:
Current liabilities	22,312
Non-current liabilities	65,668
Deferred tax liabilities	56,165

Net assets	$331,626

Total purchase consideration and acquisition costs	$331,626

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Operating revenues	$101,627	$143,307	$334,022	$466,244
Pro forma net income	14,584	20,969	66,300	111,878
Pro forma net income per common share:
Basic	$0.10	$0.14	$0.44	$0.74

Diluted	$0.09	$0.13	$0.42	$0.70

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

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2007 and September 30, 2008 comprise the following:

	December 31, 2007	September 30, 2008
Historical cost	$268,657	$394,252
Accumulated amortization	(169,473)	(258,287)

Net book value	$99,184	$135,965

Current portion	$63,023	$85,767
Non-current portion	$36,161	$50,198

        During the three months ended September 30, 2007 and 2008, the Company recognized impairment charges on programming rights of $1,342 and $2,514, respectively. During the nine months ended September 30, 2007 and 2008, the Company recognized impairment charges on programming rights of $3,110 and $11,707, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income and comprehensive income (losses).

        During the three months ended June 30, 2008, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns (Note 2). The pretax effect from the change in amortization policy amounted to $7,508 in additional amortization expense in the nine months ended September 30, 2008 and is included in amortization of programming rights in the accompanying condensed consolidated statements of income and comprehensive income.

6.     SUBLICENSING RIGHTS, NET

        Sublicensing rights as of December 31, 2007 and September 30, 2008 comprise the following:

	December 31, 2007	September 30, 2008
Released, less amortization	$1,610	$105
Completed and not released	981	480

Net book value	$2,591	$585

7.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2007 and September 30, 2008 comprise the following:

	December 31, 2007		September 30, 2008
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$122,710	$(48,456)	$376,749	$—
Cable network connections	2,100	(2,023)	30,440	(3,801)
Network affiliation agreements	10,000	(8,667)	17,690	(10,801)
Trade names	6,828	—	29,467	—
Other intangible assets	2,298	(1,574)	2,206	(1,127)

TOTAL	$143,936	$(60,720)	$456,552	$(15,729)

        Amortization expense was $6,158 and $2,062 for the three months ended September 30, 2007 and 2008, respectively. Amortization expense was $15,439 and $4,128 for the nine months ended September 30, 2007 and 2008, respectively.

        Prior to 2008, the Company's Russian broadcasting licenses were amortized over a period of 5 years. As discussed in Note 2, effective January 1, 2008, the Company changed the estimated useful life of its Russian broadcasting licenses to indefinite. Hence, from January 1, 2008, its Russian broadcasting licenses are not amortized but are tested for impairment on an annual basis.

8.     GOODWILL

        Goodwill as of December 31, 2007 and September 30, 2008 comprises the following:

	Balance December 31, 2007	Goodwill acquired	Foreign currency translation adjustment	Balance September 30, 2008
CTC Network	$42,844	$—	$(1,188)	$41,656
Domashny Network	21,110	—	(585)	20,525
DTV Network	—	175,781	(12,051)	163,730
CTC Television Station Group	2,594	—	(72)	2,522
Domashny Television Station Group	12,126	—	(322)	11,804
DTV Television Station Group	—	—	—	—
CIS Group	—	59,775	692	60,467
Production Group	—	1,133	(78)	1,055

Total	$78,674	$236,689	$(13,604)	$301,759

9.     BORROWINGS

        Short-term and long-term debt and interest accrued of December 31, 2007 and September 30, 2008 comprise the following:

	Currency	Annual interest rate (actual as of September 30, 2008)	December 31, 2007	September 30, 2008
Syndicated Loan:
principal amount	USD	LIBOR+3% (6.2%)	$—	$124,000
interest accrued	USD	LIBOR+3% (6.2%)	—	192
Other loans			224	426

Total			224	124,618

Less: current portion			—	(67,898)

Non-current portion			$224	$56,720

        As part of the consideration for the acquisition of DTV Group, in April 2008, the Company issued a promissory note (the "Note") to an affiliate of MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 4). As of September 30, 2008, the whole amount of the Company's obligation under the Note and another indebtedness to MTG had been repaid.

        In connection with the acquisition, the parties also agreed that the Company would secure third-party debt financing in an amount sufficient to repay the Note and DTV Group's indebtedness to MTG. In June 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders, to borrow $135,000 (the "Syndicated Loan Amount"). In July 2008, the Company drew-down the full Syndicated Loan Amount.

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Syndicated Loan Amount being payable on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments)

being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Syndicated Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the Russian Federation and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. Management believes the Company is in compliance with these covenants.

        In September 2008, the Company repaid prior to maturity $11,000 of the outstanding principal amount of the Credit Facility Agreement and interest of $1,630.

10.   STOCKHOLDERS' EQUITY

        The following table summarizes common stock options and stock appreciation rights ("SAR") activity for the Company during the nine months ended September 30, 2008:

	Common stock options		SAR
	Quantity	Weighted average exercise price	Quantity	Weighted average exercise price
Outstanding as of December 31, 2007	5,326,885	$18.33	6,217,600	$1.64
Granted	1,521,241	22.07
Exercised	(31,117)	16.95	—	—
Forfeited	(130,456)	16.95	—	—
Expired	(9,375)	26.91	—	—

Outstanding as of September 30, 2008	6,677,178	$19.20	6,217,600	$1.64

CEO Stock Options

        Effective August 4, 2008, Anton Kudryashov joined the Company in a role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Option Grant"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche represents options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option") with one third of these options vesting on the first anniversary of the employment start date and remaining options vesting in equal installments at the end of each of the immediately following eight quarters. The exercise price for the Time-Based Option is $22.07 per share. The fair value of the award is estimated on Mr. Kudryashov's first date of employment using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair value of the first tranche:

1,521,241 options at $22.07
Risk free interest rate	3.39%
Expected option life (years)	6.1
Expected dividend yield	—
Volatility factor	42%
Weighted-average grant date fair value of options (per share)	$10.56

        The second and third tranches under the CEO Option Grant represent options to purchase up to 760,621 shares of the Company's common stock for each tranche (the "Revenue Objective Option" and the "Cost Objective Option") and will vest depending on achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying the Revenue Objective Option and Cost Objective Option will be equal to the closing sales price per share of the Company's common stock on January 2, 2009.

        On September 30, 2008, the Company entered into a separation agreement with Vladimir Khanumyan, its Chief Operating Officer ("COO"), pursuant to which Mr. Khanumyan stepped down as the Company's COO effective October 1, 2008. Pursuant to the separation agreement, it was agreed that Mr. Khanumyan's options will continue to vest up to and including March 31, 2009 and he will be permitted to exercise his options up to and including June 29, 2009. The compensation expense related to such options amounted to $923 and was recognized during the three-month period ended September 30, 2008.

        The following table summarizes information about nonvested common stock options:

	Common stock options
	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2007	3,244,472	$9.64
Granted	1,521,241	10.56
Vested	(1,108,202)	8.63
Forfeited	(130,456)	8.42

Nonvested as of September 30, 2008	3,527,055	$10.40

        The Company recognized stock-based compensation expense of $3,518 and $5,172 for the three months ended September 30, 2007 and 2008, respectively, and $10,053 and $11,888 for the nine months ended September 30, 2007 and 2008, respectively. As of September 30, 2008, the total compensation cost related to unvested awards not yet recognized is $33,654, to be recognized over a weighted average period of 2.2 years.

11.   COMMITMENTS AND CONTINGENCIES

Purchase commitments

        The Company has future purchase commitments of $225,703 as of September 30, 2008. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and cable connections obligations.

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign exchange forward contract to reduce its foreign exchange risk related to a portion of payments under the Credit Facility Agreement (Note 9). A summary of the amounts and ruble/US dollar exchange rates at which the Company will be obligated to buy US dollars at specified dates in accordance with the forward contract is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, a "sales house," Video International, controls the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of its Networks and each of its Television Station Groups. The length of these agreements vary, with the agreements relating to the Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to its CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to its CTC Network expiring at the end of December 2012. In Kazakhstan, the Company has yet to sign a formal agreement with Video International but is operating on the basis of an informal agreement in principle relating to the sale of advertising for Channel 31. The CTC and Domashny agreements are generally terminable upon 180 days' notice by either party. The DTV agreements are generally terminable upon 90 days' notice by either party. A disruption in the relationship with Video International or early termination of the agreements could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

        The Company's revenues for advertising placed through Video International accounted for 95% of total operating revenues of $94,084 in the three months ended September 30, 2007 and 95% of total operating revenues of $143,307 in the three months ended September 30, 2008. The Company's revenues for advertising placed through Video International account for 95% of total operating revenues of $310,352 in the nine months ended September 30, 2007 and 95% of total operating revenues of $452,823 in the nine months ended September 30, 2008.

Income taxes

        As of December 31, 2007 and September 30, 2008, the Company included accruals for unrecognized income tax benefits totaling $298 and $253, respectively, as a component of accrued liabilities related to operations in Russia existing as of December 31, 2007. In addition, as of

September 30, 2008, the Company recorded accruals for unrecognized income tax benefits and related interest and penalties of the Channel 31 Group in the amounts of $1,811 and $5,420, respectively, including accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $1,811 and $5,134, respectively. The Company also recorded as of September 30, 2008 accruals for unrecognized income tax benefits and related interest and penalties of the DTV Group in the amounts of $4,044 and $1,168, respectively, including accruals related to pre-acquisition operations of the DTV Group in the amounts of $3,918 and $920, respectively.

        As of September 30, 2008, approximately $771 of unrecognized tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits and related interest and penalties increasing by up to $2,933, if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,079 of the total potential increase could occur within twelve months from September 30, 2008. This amount represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of ZAO CTC Region (the holding company managing our stations), certain recognized income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities as the result of the recent tax inspection of Maraphon-TV (our Moscow CTC station) and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax.

        The tax years ended December 31, 2005, 2006 and 2007, and nine months ended September 30, 2008 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1993 through December 31, 2007, and nine months ended September 30, 2008 remain subject to examination by the US tax authorities. The tax years ended December 31, 2003 through December 31, 2007, and nine months ended September 30, 2008 remain subject to examination by the Kazakh tax authorities.

Non-income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian and Kazakh tax systems, the Company's final taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2007 and September 30, 2008. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on businesses, at times without a clear legislative basis. As of December 31, 2007 and September 30, 2008, the Company included accruals for contingencies related to non-income taxes totaling $338 and $408 as a component of accrued liabilities related to operations in Russia. In addition, as of September 30, 2008, the Company recorded accruals for non-income taxes and related interest and penalties of the Channel 31 Group in the amounts of $3,115 and $5,488, respectively, including accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $3,115 and $4,995, respectively. The Company also recorded as of September 30, 2008 accruals for non-income taxes and related interest and penalties of the DTV Group in the amounts of $1,608 and $899, respectively, including accruals related to pre-acquisition operations of the DTV Group in the amounts of $1,608 and $759, respectively.

        Also, the Company has identified possible contingencies related to non-income taxes, which it has not accrued. Such possible tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2008, management estimates such contingencies related to non-income taxes and to related interest and penalties to be approximately $644.

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

Net Assets Position in Accordance with Statutory Requirements

        In accordance with Russian legislation, joint stock companies must maintain a level of equity (net assets) that is greater than its charter capital. In the event that a company's net assets, as determined under Russian accounting legislation, fall below certain minimum levels, specifically below zero, the company can be forced to liquidate.

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

Environment and Current Economic Situation

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. Recently, however, Russia, like many other countries, has experienced economic instability characterized by a steep decline in the value of shares traded on its stock exchanges and temporary suspension of trading on these stock exchanges. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy.

        In addition to the recent economic instability in Russia, Kazakhstan has been experiencing problems in its banking sector which have had a general impact on its economy. As a result, total television advertising spending in 2008 has been negatively impacted. Moreover, Video International, the television sales house that places the Company's advertising in Kazakhstan, has indicated that television advertising spending in Kazakhstan in 2009 will also be negatively impacted. Any decrease in television advertising spending in this market will adversely affect the Company's revenues from its Kazakh network, Channel 31.

        Any prolonged downturn in the economy of Russia and/or a continuation of the downturn in the Kazakh economy could substantially reduce Russian and Kazakh television advertising expenditures. Any decrease in the size of the Russian television advertising market or further decreases in the size of the Kazakh advertising market will likely result in a decrease in the Company's advertising revenues, which would materially adversely affect its results of operations.

Assets with indefinite useful lives

        The Company has recorded on its consolidated balance sheet assets, such as broadcasting licenses, trademarks and goodwill, that have indefinite lives and represent a significant portion of the Company's total assets. Because these assets have indefinite lives, the Company does not amortize them but instead performs impairment tests on them annually or at any time when certain events occur. In performing the impairment tests, the Company estimates future, undiscounted business segment-level cash flows using assumptions based on historical performance and the Company's internal budgets and projections, adjusted for market specific facts and circumstances. If the undiscounted cash flow is not sufficient to support recovery of the asset group's carrying value, the fair value of the asset must be calculated and an impairment loss is recorded in the amount by which the carrying value exceeds estimated fair value of the asset group. Fair value is determined primarily by discounting the estimated future cash flow, at a rate commensurate with the related risk. Significant judgment is required in estimating fair value.

        The Company recently made several material acquisitions and, in accordance with US GAAP, allocated portions of the purchase prices of those acquisitions to intangible assets with indefinite lives. Significant changes in the Company's projected operating results for these acquired businesses or its other business segments, as well as changes in existing economic conditions, could require the Company to take provisions for impairment of these assets that could substantially affect the Company's reported earnings in a period of such change.

        In light of the current economic situation in Kazakhstan, the Company has been closely reviewing the value of the intangible assets with indefinite lives that were recorded in connection with the acquisition of the interest in Channel 31. Through September 30, 2008, the Company has concluded that no impairment to the value of those assets has yet occurred but, if the economic situation in Kazakhstan does not improve, it could result in an impairment charge with respect to those assets in the near future. At September 30, 2008, the carrying value of these assets in Kazakhstan was $151.2 million.

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

        In January 2008, the Company signed agreements with Mostelecom to secure the right to be connected to 274,000 households for CTC and 115,000 for Domashny for total cost of $4,488 (at the US dollar/ruble exchange rate as of September 30, 2008). The Company is still verifying the existence of these connections and negotiating with Mostelecom to agree on the terms, if any, under which it would pay to secure rights with respect to any additional connections.

        DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, the Company allocated purchase consideration to such cable connections in the amount of $25,702 (at the US dollar/ruble exchange rate as of September 30, 2008). In addition, DTV Group made an advance payment to Mostelecom to secure the right for additional connections. As of September 30, 2008, prepayment for such connections amounted to $6,308 (at the US dollar/ruble exchange rate as of September 30, 2008). The Company is in process of verifying these connections.

12.   SEGMENT INFORMATION

        Prior to January 1, 2008, the Company operated in four business segments—CTC Network, Domashny Network, CTC Television Station Group and Domashny Television Station Group. Beginning in 2008, with the completion of its acquisitions of its interest in the Channel 31 Group in Kazakhstan, the Company added a fifth business segment—CIS Group. In addition, after its acquisition of two production companies and the DTV Group, the Company added three more segments—Production Group, DTV Network and DTV Television Station Group.

        The Company has presented its business segments consistently with the information currently used by the chief operating decision maker to manage the operations for purposes of making operating decisions and allocating resources. The Company evaluates performance based on the operating income of each segment, among other performance measures.

	Three months ended September 30, 2007
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$64,775	$78	$27,565	$375,924	$(252)	$(241)	$(30,660)	$(1,272)
Domashny Network	7,794	—	1,091	34,291	(5)	(159)	(4,481)	—
DTV Network	—	—	—	—	—	—	—	—
CTC Television Station Group	18,594	274	5,535	70,520	(464)	(2,913)	(1,391)	—
Domashny Television Station Group	2,921	215	(3,159)	66,517	(348)	(3,713)	(62)	—
DTV Television Station Group	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—
Business segment results	$94,084	$567	$31,032	$547,252	$(1,069)	$(7,026)	$(36,594)	$(1,272)

Eliminations and other	—	(567)	(6,622)	76,608	(144)	(524)	44	—
Consolidated results	$94,084	$—	$24,410	$623,860	$(1,213)	$(7,550)	$(36,550)	$(1,272)

	Three months ended September 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$89,372	$456	$44,610	$709,542	(33)	$(243)	$(36,521)	$(2,026)
Domashny Network	13,305	2	3,136	41,657	(7)	(164)	(6,966)	—
DTV Network	10,190	3	4,123	207,405	(407)	(622)	(3,185)	—
CTC Television Station Group	21,372	433	10,438	99,669	(742)	(559)	(1,282)	—
Domashny Television Station Group	3,783	290	784	62,154	(215)	(677)	(14)	—
DTV Television Station Group	1,531	170	(1,125)	243,606	(29)	(1,016)		—
CIS Group	3,608		(1,023)	159,903	(219)	(268)	(1,443)	—
Production Group	146	7,468	(410)	21,032	—	(6)	—	—
Business segment results	$143,307	$8,822	$60,533	$1,544,968	$(1,652)	$(3,555)	$(49,411)	$(2,026)

Eliminations and other	—	(8,822)	(9,448)	(433,153)	(333)	(390)	1,404	560
Consolidated results	$143,307	$—	$51,085	$1,111,815	$(1,985)	$(3,945)	$(48,007)	$(1,466)

	Nine months ended September 30, 2007
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$216,819	$280	$105,968	$375,924	$(577)	$(748)	$(88,870)	$(7,137)
Domashny Network	25,327	—	1,600	34,291	(110)	(465)	(16,085)	—
DTV Network	—	—	—	—	—	—	—	—
CTC Television Station Group	57,930	996	29,196	70,520	(1,643)	(6,217)	(3,694)	—
Domashny Television Station Group	10,276	434	(8,210)	66,517	(1,324)	(10,446)	(62)	—
DTV Television Station Group	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—
Business segment results	$310,352	$1,710	$128,554	$547,252	$(3,654)	$(17,876)	$(108,711)	$(7,137)

Eliminations and other	—	(1,710)	(20,334)	76,608	(294)	(1,574)	159	—
Consolidated results	$310,352	$—	$108,220	$623,860	$(3,948)	$(19,450)	$(108,552)	$(7,137)

	Nine months ended September 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$297,067	$4,081	$143,767	$709,542	$(881)	$(752)	$(128,655)	$(10,133)
Domashny Network	44,976	9	10,870	41,657	(84)	(509)	(24,356)	—
DTV Network	22,405	8	9,748	207,405	(407)	(897)	(7,266)	—
CTC Television Station Group	67,364	1,364	39,966	99,669	(4,689)	(1,590)	(4,309)	—
Domashny Television Station Group	11,348	815	820	62,154	(2,027)	(1,960)	(27)	—
DTV Television Station Group	3,335	223	(1,755)	243,606	(31)	(1,729)	(8)	—
CIS Group	5,980	—	(2,896)	159,903	(219)	(622)	(3,003)	—
Production Group	348	22,096	253	21,032	—	(44)	—	—
Business segment results	$452,823	$28,596	$200,773	$1,544,968	$(8,338)	$(8,103)	$(167,624)	$(10,133)

Eliminations and other	—	(28,596)	(26,621)	(433,153)	(430)	(1,451)	3,395	3,016
Consolidated results	$452,823	$—	$174,152	$1,111,815	$(8,768)	$(9,554)	$(164,229)	$(7,117)

        The "Eliminations and other" column principally includes the activities of the corporate headquarters and eliminations of inter-company transactions.

        The Company operates within two geographic regions, Russia and Kazakhstan, and generates substantially all of its revenues from television advertising.

13.   SUBSEQUENT EVENTS

        On October 3, 2008 the Company acquired a 51% interest in the broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for $4,080.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2008. This discussion should be read in conjunction with our Annual Report on Form 10-K filed with SEC on February 29, 2008 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and a television channel in Uzbekistan, each offering entertainment programming. In October 2008, we acquired a majority economic interest in a broadcasting group in Moldova. Earlier in 2008, we also acquired two Russian production companies, Costafilm and Soho Media, specializing in in-house production of series, sitcoms and shows.

        We currently organize our operations into eight business segments: CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's signal is broadcast by over 350 television stations and local cable operators, including 21 owned-and-operated stations and 23 unmanned repeater transmitters, covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home" Network is targeted principally at 25-60 year-old women. Domashny's signal is broadcast by over 250 television stations and local cable operators, including 13 owned-and-operated stations and 15 unmanned repeater stations, covering approximately 64 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 18+ year old viewers. In addition to a number of independent affiliates and local cable operators, DTV's signal is broadcast by four owned-and-operated stations and 24 unmanned repeater stations, covering approximately 58 million people in Russia. We acquired DTV Network in April 2008.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 21 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 13 owned-and-operated stations and 15 repeater transmitters. The DTV Television Station Group manages its four owned-and-operated stations and 24 repeater transmitters. All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our Networks. Substantially all of our local advertising is currently placed through Video International.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition, on February 29, 2008, of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. Substantially all of our television advertising at the Channel 31 Group is placed through Video International. The operating results of our television channel in Uzbekistan are also included in this segment. From October 2008, the operating results of our broadcasting group in Moldova will be included in this segment.

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

        Overall demand for television advertising in Russia has experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. For the last several years, the Russian advertising market has been one of the largest and fastest growing in Europe. Recently, however, Russia, like many other countries, has experienced economic instability characterized by a steep decline in the value of shares traded on its stock exchanges and temporary suspension of trading on these stock exchanges. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have a negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

        The continued success of our advertising sales depends largely on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share by broadcasting attractive entertainment programming, including original Russian series and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we continue to compete with other television broadcasters for programming content, and seek to air programming that addresses evolving audience tastes and trends in television broadcasting. Our programming costs have risen substantially in recent years and we expect that they will continue to do so as competition for high-quality Russian and foreign entertainment programming continues to intensify among Russian television broadcasters, in conjunction with anticipated growth in the Russian television advertising market.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, a "sales house" Video International controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the first nine months of 2007 and 2008.

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

        Under the terms of the agreements relating to our Networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. For CTC and Domashny Networks, however, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of CTC or Domashny Network's gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days.

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

        Under the agreements with Video International for each of our Television Station Groups, the commission rate payable by our individual owned-and-operated stations is fixed at 15% of gross advertising sales. Pursuant to the CTC and Domashny Television Station Group agreements, Video International has agreed to guarantee unpaid debt of local advertising clients to the extent such debt has not been paid within 60 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. Such guarantee does not apply to unpaid debt resulting from a material downturn in the Russian economy, as described above.

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

DTV Group

        On April 16, 2008, we acquired 100% of the ZAO "TV Darial" and certain affiliated entities (the "DTV Group") from an affiliate of Modern Times Group MTG AB ("MTG"). The DTV Group operates a national free-to-air television network and a group of four owned-and-operated stations in Russia. MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of our outstanding shares. Three members of our board of directors at the time we were negotiating and closing the acquisition, Hans-Holger Albrecht (one of the Co-Chairman), Maria Brunell Livfors and Kaj Gradevik, were nominated to our board of directors by MTG. Such directors excused themselves from those portions of our board meetings where consideration and approval of the DTV acquisition took place.

        As consideration for the acquisition, we paid MTG $190 million in cash, issued a promissory note to MTG in the amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV network to MTG. On the date of acquisition such indebtedness amounted to $65.7 million. The principal amount of the note incurred interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The DTV network indebtedness owing to MTG was repayable no later than 10 business days following the closing of the debt financing. In July 2008, from the proceeds of a credit facility we signed on June 27, 2008, we repaid the note in full and satisfied the DTV network indebtedness owing to MTG. For a description of this credit facility, see "—Credit Facility Agreement". Direct transaction costs incurred in conjunction with acquisition of DTV Group were $3.6 million.

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

Production companies

        In April 2008, we acquired two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement we paid an aggregate of approximately $1 million in cash in connection with closing. Annual cash earn-out payments will be payable subject to achievement of certain performance criteria for 2008, 2009 and 2010 of up to $13 million for each year ($39 million in aggregate for the three years).

        Under the terms of the Soho Media share purchase agreement, we paid $4 million in cash in connection with closing. We will also be required to make additional annual cash earn-out payments to the owners of up to $2 million for each year ($6 million in aggregate for all three years) subject to achievement of certain performance criteria for 2008, 2009 and 2010.

Other acquisitions

        In April 2008, we acquired a 100% interest in OOO "CTC-Saratov" in Russia, for cash consideration of $12.8 million.

        In June 2008, we acquired a 100% interest in OOO Kanskoe TV, a station in Kansk in Russia, for a total cash consideration of $1.0 million.

        In October 2008, we acquired a 51% interest in a broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for $4.1 million.

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility are repayable in installments, with 25% of the Loan Amount being payable on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. In September 2008, we made a prepayment of the principal in the amount of $11 million.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the Russian Federation and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. We believe that as of September 30, 2008 we were in compliance with the covenants under the Credit Facility Agreement.

        The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars in installments over the next two years (unless the maturity date of the loan is extended). In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to a portion of such payments. Below is a summary of the amounts and ruble/US dollar exchange rates at which we are obligated to buy US dollars at specified dates in accordance with the forward contract:

Date	Amounts to be purchased	Ruble to US dollar rate
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on February 29, 2008. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming and sublicensing rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The only changes in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on February 29, 2008 relate to the determination of useful lives of our Russian broadcasting licenses, to a change in amortization rates for certain types of our Russian-produced programming and to accounting for internally-developed programming rights, as outlined below.

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

Internally-developed programming rights

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media, our programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, as a component of film costs.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statements of income data

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues:
Advertising	95.8%	97.3%	95.4%	97.2%
Sublicensing and other	4.2	2.7	4.6	2.8

Total operating revenues	100.0	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(5.0)	(6.2)	(4.4)	(5.3)
Selling, general and administrative (exclusive of depreciation and amortization)	(20.8)	(20.9)	(17.2)	(16.3)
Amortization of programming rights	(38.8)	(33.5)	(35.0)	(36.3)
Amortization of sublicensing rights	(1.4)	(1.0)	(2.3)	(1.6)
Depreciation and amortization (exclusive of amortization of programming rights)	(8.0)	(2.8)	(6.3)	(2.1)

Total operating expenses	(74.0)	(64.4)	(65.2)	(61.6)

Operating income	26.0	35.6	34.8	38.5
Foreign currency gains (losses)	0.1	(9.8)	—	(2.6)
Interest income	2.9	0.2	2.4	1.2
Interest expense	—	(3.0)	—	(1.4)
Gains on sale of businesses	—	—	0.2	—
Other non-operating income (losses), net	—	0.5	0.3	0.1
Equity in income of investee companies	0.3	0.2	0.5	0.2

Income before income tax and minority interest	29.3	23.9	38.2	36.0

Income tax expense	(9.7)	(8.6)	(12.6)	(10.7)
Income attributable to minority interest	(1.1)	(0.6)	(1.1)	(0.6)

Net income	18.5%	14.6%	24.5%	24.6%

Comparison of Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2008

Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$64,853	$89,828	$217,099	$301,148
Change period-to-period	—	38.5%	—	38.7%
Domashny Network	7,794	13,307	25,327	44,985
Change period-to-period	—	70.7%	—	77.6%
DTV Network	n/a	10,193	n/a	22,413
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	18,868	21,805	58,926	68,728
Change period-to-period	—	15.6%	—	16.6%
Domashny Television Station Group	3,136	4,073	10,541	12,163
Change period-to-period	—	29.9%	—	15.4%
DTV Television Station Group	n/a	1,701	n/a	3,558
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	3,608	n/a	5,980
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	7,614	n/a	22,445
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(567)	(8,822)	(1,541)	(28,597)

Total	$94,084	$143,307	$310,352	$452,823

Change period-to-period	—	52.3%	—	45.9%

        Our total operating revenues grew by approximately 52.3% and 45.9%, respectively, when comparing the three- and nine-month periods under review. The increase in revenues reflects the continued growth of the Russian television advertising market resulting in higher advertising rates, and the impact of acquisitions, primarily of the DTV Group acquired in the second quarter of 2008, Channel 31 in Kazakhstan acquired in the first quarter of 2008 and several regional stations acquired in 2007 and 2008. Increases in the price of television advertising were driven in part by a decrease in the amount of advertising permitted to be broadcast under Russian law effective January 1, 2008. See "—Television Advertising Sales". In addition, the increase in our revenues when comparing the three and nine months ended September 30, 2007 and 2008 was partially due to the fact that substantially all of our advertising revenue is denominated in rubles. Even though the ruble has been depreciating against the US dollar since August 2008, when comparing the Russian ruble/US dollar exchange rates for the three and nine moths ended September 30, 2007 and 2008, we estimate that the appreciation of the Russian ruble against the US dollar resulted in approximate 4.2% and 7.6% increases in our advertising revenues when comparing these periods under review. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble compared with the US dollar could materially adversely affect our results of operations."

        In the three and nine months ended September 30, 2008, the rate of growth in our advertising revenues for our Television Station Groups as compared to our Networks was impacted by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations. We believe this decrease was driven primarily by the increase in advertising rates over the period which caused many large advertisers temporarily to shift more of their advertising budgets to national, rather than local campaigns. In addition, the growth in our advertising revenues for our Television Station Groups when comparing the three- and nine-month periods under review was partially offset by an increase in the effective commission rate paid to Video International at the regional level when the fixed commission rate of 15% was re-instated on local advertising sales as of January 1, 2008 after the expiration of a specially negotiated variable commission structure that applied for the last three quarters of 2007. The effective commission rate for the CTC Television Station Group was 3% and 6% for the three and nine months ended September 30, 2007, respectively. The effective commission rate for the Domashny Television Station Group was 4% and 6% for the three and nine months ended September 30, 2007, respectively.

        Advertising expenditures tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. Recently, however, Russia, like many other countries, has experienced economic instability. The continuing global credit crisis, the related turmoil in the global financial system and recent decreases in international oil prices have had and may continue to have a negative impact on the Russian economy. In addition, the Kazakh economy continues to experience instability. As a result of the current global economic instability and any further potential deterioration in the Russian and Kazakh economies, total television advertising spending in these countries may be adversely affected. Although the cancellation of pre-booked advertising involves payment of cancellation penalties, some of our advertisers have cancelled commitments to buy advertising on our networks during November and December of this year. Moreover, although Video International has not yet revised its previously announced forecast of the size of the Russian television advertising market in 2009, we believe it is reasonable to anticipate that this forecast will be revised downwards. In Kazakhstan, Video International has already indicated that television advertising spending in that country in 2009 will be negatively impacted. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues to prevail or if those economies deteriorate further".

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008 we acquired DTV Group and two production companies, Costafilm and Soho Media (the "Production Group"). As a result, our operating results for the three and nine months ended September 30, 2008 include the operations of the Channel 31 Group for seven months and the operations of the DTV Group and the Production Group for six months.

  Advertising revenue

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$61,167	$86,260	$204,289	$286,530
Change period-to-period	—	41.0%	—	40.3%
Domashny Network	7,794	13,294	25,326	44,942
Change period-to-period	—	70.6%	—	77.5%
DTV Network	n/a	10,145	n/a	22,360
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	18,474	21,337	57,837	67,265
Change period-to-period	—	15.5%	—	16.3%
Domashny Television Station Group	2,660	3,318	8,508	9,677
Change period-to-period	—	24.7%	—	13.7%
DTV Television Station Group	n/a	1,527	n/a	3,327
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	3,514	n/a	5,882
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	74	n/a	260
Change period-to-period	—	n/a	—	n/a
Eliminations and other	—	—	60	2

Total	$90,095	$139,469	$296,020	$440,245

Change period-to-period	—	54.8%	—	48.7%

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

         CTC Network.    CTC Network's advertising revenue increased by 41.0% and 40.3%, respectively, when comparing the three- and nine-month periods under review principally due to increased advertising rates, caused in part by a reduction in the amount of airtime available for advertising starting in January 2008, an increase in our target audience share and the appreciation of the Russian ruble against the US dollar. The average target audience share of the CTC Network increased from 10.9% to 12.0% when comparing the three months ended September 30, 2007 and 2008, and from 11.2% to 11.7% when comparing the nine months ended September 30, 2007 and 2008. The average overall audience share of the CTC Network increased from 8.7% to 9.2% when comparing the three months ended September 30, 2007 and 2008, and decreased from 9.0% to 8.9% when comparing the nine months ended September 30, 2007 and 2008.

         Domashny Network.    Domashny Network's advertising revenue increased by 70.6% and 77.5%, respectively, when comparing the three- and nine-month periods under review principally due to increased advertising rates, increase in audience share and the appreciation of the Russian ruble against the US dollar. The average target audience share of the Domashny Network increased from 2.3% to 2.8% when comparing the three and nine months ended September 30, 2007 and 2008. The average overall audience share of the Domashny Network increased from 1.9% to 2.2% when comparing the three and nine months ended September 30, 2007 and 2008.

         DTV Network.    The DTV Network contributed $10.1 million and $22.4 million to our consolidated advertising revenues for the three and nine months ended September 30, 2008 amounting to 7.3% and 5.1% of our consolidated advertising revenues, respectively. The target audience share of the DTV Network was 1.8% during three and nine months ended September 30, 2008. The overall audience share of the DTV Network was 1.8% during three and nine months ended September 30, 2008.

         CTC, Domashny and DTV Television Station Groups.    Advertising revenues of the CTC Television Station Group increased from $18.5 million to $21.3 million when comparing the three months ended September 30, 2007 and 2008, and from $57.8 million to $67.3 when comparing the nine months ended September 30, 2007 and 2008 principally due to newly acquired stations, appreciation of the Russian ruble against the US dollar and increased advertising rates.

        Advertising revenues of the Domashny Television Station Group increased from $2.7 million to $3.3 million when comparing the three months ended September 30, 2007 and 2008, and from $8.5 million to $9.7 million when comparing the nine months ended September 30, 2007 and 2008 principally due to newly acquired stations, appreciation of the Russian ruble against the US dollar and increased advertising rates.

        The increase in revenues in CTC and Domashny Television Station Groups when comparing the three-and nine-month periods under review was partially offset by the increased effective commission rate paid to Video International in these periods as compared to the same periods in 2007. In order to incentivize Video International to achieve negotiated 2007 sales targets, we agreed a variable commission structure with them for our Television Station Groups for the period from April 1 to December 31, 2007. Video International did not achieve the agreed quarterly sales targets for the six months ended September 30, 2007 for a majority of our stations. As a result, the effective commission rate for the CTC Television Station Group was 3% and 6%, respectively, for the three and nine months ended September 30, 2007. The effective commission rate for the Domashny Television Station Group was 4% and 6%, respectively, for the three and nine months ended September 30, 2007. Starting January 1, 2008, a fixed rate commission of 15% was re-instated on all local advertising sales.

        The DTV Television Station Group contributed $1.5 million and $3.3 million to our consolidated advertising revenues for the three and nine months ended September 30, 2008. This amounts to 1.1% and 0.8% of our total consolidated advertising revenues for the three- and nine-month periods under review.

         CIS Group.    During the three and nine months ended September 30, 2008, Channel 31 Group contributed $3.5 million and $5.9 million, respectively, to our consolidated advertising revenues, which comprised a majority of the revenues of this segment for this period.

  Sublicensing and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	$3,685	$3,568	$12,809	$14,618
Change period-to-period	—	(3.2)%	—	14.1%
Domashny Network	1	13	2	43
Change period-to-period	—	—	—	—
DTV Network	n/a	48	n/a	52
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	394	468	1,089	1,462
Change period-to-period	—	18.8%	—	34.3%
Domashny Television Station Group	476	755	2,033	2,485
Change period-to-period	—	58.6%	—	22.2%
DTV Television Station Group	n/a	174	n/a	231
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	94	n/a	98
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	7,540	n/a	22,185
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(567)	(8,822)	(1,601)	(28,596)

Total	$3,989	$3,838	$14,332	$12,578

Change period-to-period	—	(3.7)%	—	(12.2)%

         Networks.    Our sublicensing revenues at CTC Network decreased by 3.2% when comparing the three-month period under review and increased by 14.1% when comparing the nine-month period under review. The decrease during three months under review was principally due to slightly decreased sales of Russian series to Ukraine. The increase during nine months under review was due to intercompany sales to the CIS Group and to DTV Network offset by decreased sales of Russian series to Ukraine and decreased sales of certain Russian mini-series to First Channel in Russia.

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

         Production Group.    Other revenues for the Production Group represent sales of in-house produced programming to CTC and Domashny. These revenues are eliminated in consolidation.

         Eliminations and other.    We eliminate inter-company revenues from sublicensing and other revenues. These inter-company revenues consist primarily of programming rights sold by our Production Group to CTC and Domashny and sublicensing rights sold by CTC Network to the CIS Group and DTV Network.

  Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($37,287)	($45,218)	($111,131)	($157,380)
Change period-to-period	—	21.3%	—	41.6%
Domashny Network	(6,703)	(10,171)	(23,728)	(34,115)
Change period-to-period	—	51.7%	—	43.8%
DTV Network	n/a	(6,070)	n/a	(12,665)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(13,333)	(11,367)	(29,730)	(28,762)
Change period-to-period	—	(14.7)%	—	(3.3)%
Domashny Television Station Group	(6,295)	(3,289)	(18,750)	(11,343)
Change year-on-year	—	(47.8)%	—	(39.5)%
DTV Television Station Group	n/a	(2,826)	n/a	(5,314)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(4,631)	n/a	(8,875)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(8,024)	n/a	(22,191)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(6,056)	(626)	(18,793)	1,974

Total	($69,674)	($92,222)	($202,132)	($278,671)

Change period-to-period	—	32.4%	—	37.9%
% of total operating revenues	74.0%	64.4%	65.2%	61.5%

        Our total operating expenses as a percentage of operating revenues decreased from 74.0% to 64.4% when comparing the three months ended September 30, 2007 and 2008, and from 65.2% to 61.5% when comparing the nine months ended September 30, 2007 and 2008. For the three-month periods under the review, the decrease was mainly due to decreases, as a percentage of operating revenues, in amortization of programming rights, amortization of sublicensing rights and depreciation and amortization expense, offset by increases, as a percentage of operating revenues, in direct operating expenses and selling, general and administrative expenses. For the nine-month periods under the review, the decrease was mainly due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses, depreciation and amortization expense and amortization of sublicensing rights, offset by increases, as a percentage of operating revenues, in direct operating expenses and amortization of programming rights.

  Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($1,444)	($1,955)	($4,205)	($5,769)
Change period-to-period	—	35.4%	—	37.2%
Domashny Network	(892)	(1,043)	(2,691)	(3,207)
Change period-to-period	—	16.9%	—	19.2%
DTV Network	n/a	(713)	n/a	(1,521)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(1,469)	(2,106)	(4,235)	(6,688)
Change period-to-period	—	43.4%	—	57.9%
Domashny Television Station Group	(1,113)	(1,277)	(3,153)	(3,897)
Change period-to-period	—	14.7%	—	23.6%
DTV Television Station Group	n/a	(1,402)	n/a	(2,651)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(747)	n/a	(1,168)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(6,411)	n/a	(18,976)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	215	6,832	683	19,903

Total	($4,703)	($8,822)	($13,601)	($23,974)

Change period-to-period	—	87.6%	—	76.3%
% of total operating revenues	5.0%	6.2%	4.4%	5.3%

         Networks.    At the Network level, direct operating expenses principally comprise the salaries of our Networks' engineering, programming and production staff and satellite transmission fees. Direct operating expenses at the CTC Network, as a percentage of this segment's total operating revenues, stayed relatively stable at 2.2% and 1.9% when comparing the three and nine months ended September 30, 2007 and 2008, respectively. At the Domashny Network, direct operating expense as a percentage of this segment's total operating revenues decreased from 11.4% to 7.8% when comparing the three months ended September 30, 2007 and 2008, and from 10.6% to 7.1% when comparing the nine months ended September 30, 2007 and 2008 as a result of the increased revenues of this segment. In absolute terms, direct operating expenses at our CTC and Domashny Networks increased due to increases in average salaries and benefits and increases in headcount, as well as the appreciation of the Russian ruble against the US dollar.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 7.0% and 6.8% during the three and nine months ended September 30, 2008, respectively.

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

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 7.8% to 9.7% when comparing the three months ended September 30, 2007 and 2008, and from 7.2% to 9.7% when comparing the nine months ended

September 30, 2007 and 2008. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues decreased from 35.5% to 31.4% when comparing the three months ended September 30, 2007 and 2008, and increased from 29.9% to 32.0% when comparing the nine months ended September 30, 2007 and 2008. In absolute terms, direct operating expenses increased in both segments over the periods under review primarily as a result of newly acquired stations, increases in transmission costs and increases in salaries and benefits. The increase in salaries and benefits was due to annual raises in compensation, increases in headcount and appreciation of the Russian ruble against the US dollar. In addition, CTC Television Station Group's transmission and maintenance costs increased primarily due to a new agreement for transmission services signed by its Moscow station with one of the local largest cable operators effective January 1, 2008.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 82.4% and 74.5% during the three and nine months ended September 30, 2008, respectively.

        Direct operating expenses as a percentage of Domashny and DTV Television Station Group's total operating revenues is higher than that of the CTC Television Station Group reflecting the earlier stages of operations of those segments. As we continue to build upon the Domashny and DTV brands, we expect direct operating expenses to increase in absolute terms but decrease as a percentage of those segments' operating revenues.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom (which is the primary carrier of our networks' signals in Moscow), indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached.

         CIS Group.    For the CIS Group, direct operating expenses principally comprise transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues were 20.7% and 19.5% during the three and nine months ended September 30, 2008, respectively.

         Production Group.    For the Production Group, direct operating expenses principally comprise direct and general production costs associated with programming sold to CTC and Domashny Networks. These costs consist mainly of production staff salaries, compensation to actors and other direct costs and production overheads.

         Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of programming rights sold by our Production Group to CTC and Domashny Networks and service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.2 million for the three months ended September 30, 2007 and 2008, and increased from $0.5 million to $0.6 million when comparing the nine months ended September 30, 2007 and 2008.

  Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($3,670)	($4,474)	($10,172)	($12,072)
Change period-to-period	—	21.9%	—	18.7%
Domashny Network	(1,171)	(1,998)	(4,487)	(6,044)
Change period-to-period	—	70.6%	—	34.7%
DTV Network	n/a	(1,550)	n/a	(2,980)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(7,560)	(7,420)	(15,584)	(16,176)
Change period-to-period	—	(1.9)%	—	3.8%
Domashny Television Station Group	(1,407)	(1,322)	(5,089)	(5,460)
Change period-to-period	—	(6.0)%	—	7.3%
DTV Television Station Group	n/a	(408)	n/a	(926)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(2,173)	n/a	(4,082)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(1,607)	n/a	(3,172)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(5,791)	(9,030)	(18,060)	(22,885)

Total	($19,599)	($29,982)	($53,392)	($73,797)

Change period-to-period	—	53.0%	—	38.2%
% of total operating revenues	20.8%	20.9%	17.2%	16.3%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        With respect to our rent expense, we have begun a search for office space to lease in greater Moscow. Real estate in Moscow is expensive and supply in the market is limited. Rental rates have increased considerably in recent years and we anticipate that we will have to pay materially more in rent than we currently pay in our leased facilities. See "Item 1A. Risk Factors—We may have difficulty leasing adequate space in Moscow as needed, which could adversely affect our operations".

         CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues decreased from 5.7% to 5.0% when comparing the three months ended September 30, 2007 and 2008, and from 4.7% to 4.0% when comparing the nine months ended September 30, 2007 and 2008. This decrease reflects growth in CTC Network's revenues over the periods under review. In absolute terms, selling, general and administrative expenses increased over the three- and nine-month periods under review due to increases in headcount, increases in advertising and promotion expenses and the appreciation of the Russian ruble against the US dollar. Advertising and promotion expenses amounted to $0.9 million and $1.3 million in the three months ended September 30, 2007 and 2008, respectively, and $2.3 million and $2.9 million in the nine months ended September 30, 2007 and 2008, respectively.

         Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenues stayed at the same level of 15.0% for the three months ended September 30, 2007 and 2008, and decreased from 17.7% to 13.4% when comparing the nine months ended September 30, 2007 and 2008. This decrease reflects growth in Domashny Network's revenues over the periods under review. In absolute terms, selling, general and administrative expenses at the Domashny Network increased primarily due to increases in headcount and due to the appreciation of the Russian ruble against the US dollar. Advertising and promotion expenses amounted to $0.2 million and $0.2 million in the three months ended September 30, 2007 and 2008, respectively, and $0.9 million and $1.0 million in the nine months ended September 30, 2007 and 2008, respectively.

         DTV Network.    Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenues were 15.2% and 13.3% during the three and nine months ended September 30, 2008, respectively. Advertising and promotion expenses amounted to $0.2 million and $0.5 million in the three and nine months ended September 30, 2008, respectively.

        As we continue to build upon the Domashny and DTV brands, we expect selling, general and administrative expenses to increase in absolute terms but decrease as a percentage of these segment's operating revenues.

         Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 40.1% to 34.0% when comparing the three months ended September 30, 2007 and 2008, and from 26.4% to 23.5% when comparing the nine months ended September 30, 2007 and 2008. In absolute terms, the selling, general and administrative expenses stayed relatively stable when comparing the three months ended September 30, 2007 and 2008, and slightly increased when comparing the nine months ended September 30, 2007 and 2008. The increase in the nine-month periods was primarily due to newly acquired stations, increases in salaries and benefits and higher rent expenses. Advertising and promotion expenses amounted to $4.4 million and $4.1 million in the three months ended September 30, 2007 and 2008, respectively, and $7.4 million and $7.3 million in the nine months ended September 30, 2007 and 2008, respectively.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 44.9% to 32.5% when comparing the three months ended September 30, 2007 and 2008, and from 48.3% to 44.9% when comparing the nine months ended September 30, 2008 and 2007. In absolute terms, selling, general and administrative expenses stayed relatively stable when comparing the three months ended September 30, 2007 and 2008, and slightly increased when comparing the nine months ended September 30, 2007 and 2008. The increase in the nine-month periods was primarily due to newly acquired stations, increases in salaries and benefits and higher rent expenses offset by the re-allocation of a portion of salaries and benefits related to shared services to the DTV Television Station Group. Advertising and promotion expenses amounted to $0.1 million in the three months ended September 30, 2007 and 2008, and $1.3 million and $1.4 million in the nine months ended September 30, 2007 and 2008, respectively.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 24.0% and 26.0% during the three and nine months ended September 30, 2008, respectively.

         CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 60.2% and 68.3% for the three and nine months ended September 30, 2008, respectively.

         Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies for the three and nine months ended September 30, 2008, respectively. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 21.1% and 14.1% for the three and nine months ended September 30, 2008, respectively.

         Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $2.6 million and $4.2 million for the three months ended September 30, 2007 and 2008, respectively, and $8.8 million and $12.2 million for the nine months ended September 30, 2007 and 2008, respectively. The general rise in these expenses over the periods under review at the corporate level is mainly due to the increase in our salaries and benefits which increased primarily due to salary and benefits of the new Chief Executive Officer ("CEO") and termination payments to our Chief Operating Officer ("COO"), annual compensation increases and increase in certain consulting costs.

        Corporate stock-based compensation expense amounted to $3.3 million and $5.0 million for the three months ended September 30, 2007 and 2008, respectively, and $9.6 and $11.2 million for nine months ended September 30, 2007 and 2008, respectively. The increase in stock-based compensation over the periods under review resulted principally from a stock option grant to our new CEO. One-half of the shares underlying the CEO stock option grant vest based on the passage of time and the other one-half vest upon the achievement of certain performance objectives for 2009, 2010 and 2011. With respect to the portion of the option shares that are subject to time-based vesting, we recognized stock-based compensation in the amount of $0.9 million in the three months ended September 30, 2008 and expect to recognize additional stock-based compensation expense of approximately $1.3 million for the remainder of 2008, $5.8 million for 2009, $5.4 million for 2010 and $2.7 million for the first half of 2011. We will begin to recognize stock-based compensation expense for the portion of the option shares that are subject to performance-based vesting starting on January 1, 2009. The amount of compensation expense related to those option shares will depend on the market inputs that will exist on the relevant measurement date (January 2, 2009) and at the time of achieving the applicable performance targets. We also recognized an additional $0.9 million in stock-based compensation expense in the three months ended September 30, 2008 as a result of the extension of the vesting period of an option granted to our former COO in connection with his departure.

  Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($30,660)	($36,521)	($88,870)	($128,655)
Change period-to-period	—	19.1%	—	44.8%
Domashny Network	(4,480)	(6,966)	(16,085)	(24,356)
Change period-to-period	—	55.5%	—	51.4%
DTV Network	n/a	(3,185)	n/a	(7,266)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(1,391)	(1,282)	(3,694)	(4,309)
Change period-to-period	—	(7.8)%	—	16.6%
Domashny Television Station Group	(62)	(14)	(62)	(27)
Change period-to-period	—	(77.4)%	—	(56.5)%
DTV Television Station Group	n/a	—	n/a	(8)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(1,443)	n/a	(3,003)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	—	n/a	—
Change period-to-period	—	n/a	—	n/a
Eliminations and other	43	1,404	159	3,395

Total	($36,550)	($48,007)	($108,552)	($164,229)

Change period-to-period	—	31.3%	—	51.3%
% of total operating revenues	38.8%	33.5%	35.0%	36.3%

         CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues decreased from 47.3% to 40.7% when comparing the three months ended September 30, 2007 and 2008 as a result of increased operating revenues of this segment, and increased from 40.9% to 42.7% when comparing the nine months ended September 30, 2007 and 2008. In absolute terms, the increase in amortization of programming rights of CTC Network for the periods under review was primarily due to increases in the cost of programming, particularly foreign movies and Russian-produced programming; increases in impairment charges and the effect of a change in our amortization policy for certain types of Russian-produced series recognized in the second quarter of 2008.

        We review the amortization rates for each type of programming we broadcast on an ongoing basis. The evaluation is based on analysis of expected revenues. For Russian-produced series with twenty or more episodes, our previous policy was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provides for three or more runs. This assumption was originally based on our programming schedule and our intention to broadcast all three runs of each series. Starting from the second quarter of 2008, following the change in our programming schedule, we changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. After the change, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run.

        The effect of this change in our amortization resulted in additional amortization expense of $1.8 million and $7.5 million in the three and nine months ended September 30, 2008, respectively. Had we continued in 2008 with our prior policy, amortization of programming rights for CTC Network would have been $34.7 million and $121.1 million, or 38.6% and 40.2% of this segment's total operating revenues, in the three and nine months ended September 30, 2008, respectively.

        Impairment charges increased from $1.3 million to $2.5 million when comparing the three months ended September 30, 2007 and 2008, and from $3.1 million to $11.7 million when comparing the nine months ended September 30, 2007 and 2008. The increase in impairment charges was mainly due to the underperformance of three Russian series launched in the first half of 2008 and one Russian series launched in the third quarter of 2008.

        Although we expect the acquisition of the Costafilm and Soho Media production companies to have a favorable impact on our programming costs over time, we expect our programming costs to continue to increase in 2008 in absolute terms in response to intense competition in Russia for quality programming.

         Domashny Network.    Amortization of programming rights for the Domashny Network as a percentage of its operating revenues decreased from 57.5% to 52.3% when comparing the three months ended September 30, 2007 and 2008, and from 63.5% to 54.1% when comparing the nine months ended September 30, 2007 and 2008 due to an increase in this segment's revenues.

        We expect Domashny's amortization of programming expense to decrease as a percentage of its operating revenues for 2008 as we build on this segment's advertising revenues, but expect that these expenses will continue to constitute a higher percentage of its operating revenues than is expected to be the case for CTC Network as we continue to make substantial investments in programming to build Domashny's audience share.

         DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 31.2% and 32.4% during the three and nine months ended September 30, 2008. Impairment charges comprised $0.3 million and $0.8 million in the three and nine months ended September 30, 2008, respectively.

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

         CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 40.0% and 50.2% during the three and nine months ended September 30, 2008, respectively.

  Amortization of sublicensing rights

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($1,272)	($2,026)	($7,137)	($10,133)
Change period-to-period	—	59.3%	—	42.0%
Eliminations and other		560	—	3,016

Total	($1,272)	($1,466)	($7,137)	($7,117)

Change period-to-period	—	15.3%	—	(0.3)%
% of total operating revenues	1.4%	1.0%	2.3%	1.6%

        Amortization of sublicensing rights increased during the three and nine months under review principally due to increase in intercompany sales to our CIS Group and DTV Network offset by decreased sales of Russian series to Ukraine and decreased sales of certain Russian mini-series to First Channel in Russia.

         Eliminations and other.    We eliminate inter-company expenses from amortization of sublicensing rights. These inter-company expenses consist primarily of sublicensing rights sold by CTC Network to our CIS Group and to DTV Network.

  Depreciation and amortization (exclusive of amortization of programming rights)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
CTC Network	($241)	($243)	($748)	($752)
Change period-to-period	—	0.8%	—	0.5%
Domashny Network	(159)	(164)	(465)	(509)
Change period-to-period	—	3.1%	—	9.5%
DTV Network	n/a	(622)	n/a	(897)
Change period-to-period	—	n/a	—	n/a
CTC Television Station Group	(2,913)	(559)	(6,217)	(1,590)
Change period-to-period	—	(80.8)%	—	(74.4)%
Domashny Television Station Group	(3,713)	(677)	(10,446)	(1,960)
Change period-to-period	—	(81.8)%	—	(81.2)%
DTV Television Station Group	n/a	(1,016)	n/a	(1,729)
Change period-to-period	—	n/a	—	n/a
CIS Group	n/a	(268)	n/a	(622)
Change period-to-period	—	n/a	—	n/a
Production Group	n/a	(6)	n/a	(44)
Change period-to-period	—	n/a	—	n/a
Eliminations and other	(524)	(390)	(1,574)	(1,451)

Total	($7,550)	($3,945)	($19,450)	($9,554)

Change period-to-period	—	(47.7)%	—	(50.9)%
% of total operating revenues	8.0%	2.8%	6.3%	2.1%

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

         Networks.    At the Network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense. This expense remained relatively constant in absolute terms for the periods under review.

         Television Station Groups.    Prior to January 1, 2008, we treated our Russian broadcast licenses as definite life assets and amortized them on a straight-line basis over five years. As a result, prior to 2008, a significant portion of the depreciation and amortization expense of our Television Station Groups was the amortization of these broadcast licenses. In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of our Russian broadcast licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of license renewal of broadcasting licenses and uncertainties in the regulatory environment. We believe that our history of renewals of broadcasting licenses, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political and economic environments have progressed to the point where the original bases for our assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, we changed our estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our Russian broadcast licenses are not amortized but are tested for impairment on an annual basis.

        During the three and nine months ended September 30, 2007, the amortization of broadcasting licenses amounted to $2.4 million and $5.0 million for CTC Television Station Group, respectively, and $3.1 million and $8.6 million for Domashny Television Station Group, respectively. If we had continued to amortize our Russian broadcasting licenses in 2008, the depreciation and amortization expense for the CTC Television Station Group for the three and nine months ended September 30, 2008 would have been $3.9 million and $10.8 million, respectively (which is 17.7% and 15.7% of total operating revenues of these segments, respectively). The depreciation and amortization expense for the Domashny Television Station Groups in the three and nine months ended September 30, 2008 would have been $4.1 million and $12.2 million, respectively (which is 100.2% and 100.0% of total operating revenues of these segments, respectively). Because of our change in policy, however, depreciation and amortization expense as a percentage of total operating revenues for the three months ended September 30, 2007 and 2008 fell from 15.4% to 2.6% for the CTC Television Station Group and from 118.4% to 16.6% for the Domashny Television Station Group. Depreciation and amortization expense as a percentage of total operating revenues for the nine months ended September 30, 2007 and 2008 fell from 10.6% to 2.3% for the CTC Television Station Group and from 99.1% to 16.1% for the Domashny Television Station Group.

        In January 2008, we signed agreements with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.5 million (at the US dollar/ruble exchange rate as of September 30, 2008) and capitalized this cost as an intangible asset. Based on our analysis of the terms of the agreements with Mostelecom, we will amortize these cable network connections through December 2015. We are still verifying the existence of these connections and negotiating with Mostelecom to agree on the terms, if any, under which we would pay to secure rights with respect to any additional connections.

        DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, we allocated purchase consideration to such cable connections in the amount of $25.7 million (at the US dollar/ruble exchange rate as of September 30, 2008). In addition, DTV made an advance payment to Mostelecom to secure the right for additional connections. As of September 30, 2008, prepayments for such connections amounted to $6.3 million (at the US dollar/ruble exchange rate as of September 30, 2008). We are in process of verifying these connections. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015.

        The depreciation and amortization expense of DTV Television Station Group as a percentage of the segment's total operating revenues for the three and nine months ended September 30, 2008 was 59.7% and 48.6%, respectively. We expect that the amortization expense of this segment will increase in absolute terms in 2008 as we reach agreement with Mostelecom on payments for additional cable connections to Moscow households for the DTV signal.

         CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

         Eliminations and other.    Other depreciation and amortization expense consists primarily of amortization expense of $0.5 million and $0.3 million recorded in the three months ended September 30, 2007 and 2008, respectively; and $1.5 million and $1.3 million recorded in the nine months ended September 30, 2007 and 2008, respectively. This amortization expense was recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements became fully amortized in August 2008.

  Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Foreign currency gains (losses)	$113	$(13,978)	$25	$(11,772)

        The functional currency of our Russian subsidiaries is the ruble. Our foreign currency loss during the three and nine months ended September 30, 2008 primarily results from the impact of ruble depreciation on our dollar-denominated liabilities, which is represented mainly by the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets. During 2008, the ruble appreciated against the US dollar approximately 4.7% for the first seven months of the year and depreciated against the US dollar approximately 7.1% during the following two months. Overall, during the nine month period ending September 30, 2008 the ruble depreciated against the US dollar approximately 2.8%.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement denominated in US dollars. See "—Credit Facility Agreement" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Interest income	$2,689	$288	$7,318	$5,255

        Principally as a result of our recent acquisitions, our cash and cash equivalents balance decreased significantly during the three and nine months ended September 30, 2008 resulting in the reduction in interest income when comparing the three months ended September 30, 2007 and 2008. Because of our decreased cash and cash equivalent balances and the need to use cash generated from operations to fund repayments under our Credit Facility Agreement, we expect our interest income to be materially lower throughout 2008. See "—Credit Facility Agreement".

  Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Interest expense	$—	$(4,249)	$(2)	$(6,508)

        In connection with financing our acquisition of the DTV Group in April 2008, our interest expense increased significantly. On closing the acquisition, we issued a promissory note in favor of DTV Group's seller, MTG Broadcasting AB, in the principal amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65.7 million. The principal amount of the note accrued interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The debt owing from the DTV Group to MTG bore interest at rates varying from LIBOR plus 1.25% to 15%. By July 2008, we repaid the note in full and satisfied the indebtedness owing from the DTV Group to MTG principally from proceeds of the Credit Facility Agreement that we signed on June 27, 2008 for $135.0 million. The principal amount outstanding under the Credit Facility Agreement as of September 30, 2008 was $124.0 million. The Credit Facility Agreement bears interest at an annual rate of LIBOR plus 3%. As a result of the interest expense under the Credit Facility Agreement, our interest expense will be materially higher throughout 2008 and 2009. See "—Credit Facility Agreement".

  Gain on sale of businesses

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Gain on sale of businesses	$—	$—	$747	$—

        In June 2007, we sold our 100% interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

  Other non-operating income (losses)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Other non-operating income (losses)	$(31)	$719	$848	$620

        In the second quarter of 2007, we sold a building in Omsk for total consideration of $1.8 million and, in connection therewith, recognized $0.7 million in other non-operating income.

        In 2006 we entered into preliminary lease agreements (consistent with market practice in Moscow) for a 12,000 square meter office building in Moscow which we expected to be ready for occupancy toward the end of 2008. In the third quarter of 2008, the building that was the subject to the preliminary lease agreements was sold and the new owner elected to terminate the agreements. In the third quarter of 2008, we received a payment for the termination of these preliminary agreements in amount of $0.7 million.

  Equity in income of investee companies

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Equity in income of investee companies	$304	$319	$1,497	$1,064

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three and nine months ended September 30, 2007, equity in income of investee companies primarily consists of income attributable to our interests in our Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in the Kazan station, bringing our ownership to 100%. As a result, only the operating results of our Novosibirsk station has been reflected in this item since July 2007.

  Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Income tax expense	$(9,097)	$(12,322)	$(39,029)	$(48,552)

        Our effective tax rate increased from 33% to 36% when comparing the three months ended September 30, 2007 and 2008 and decreased from 33% to 30% when comparing the nine months ended September 30, 2007 and 2008. The increase in our effective tax rate during the three-month periods under review reflects the increase in non-deductible expenses at corporate level as a percentage of consolidated income before tax and the effect of non-offsettable losses at certain entities of the CIS segment.

        The effective tax rate was higher in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008 due to the recording of additional tax expense of approximately $2.5 million related to management's decision to begin paying dividends to our US parent from our CTC Moscow station during the second quarter of 2007. In addition, in the first quarter of 2008, we recognized income tax benefits in respect of deductions for certain advertising expenses related to 2005-2007, due to a change in our estimate of the sustainability of those deductions upon examination.

  Income attributable to minority interest

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Income attributable to minority interest	$(989)	$(893)	$(3,410)	$(2,761)

        Minority interest represents the share of net income of each of our consolidated owned-and-operated stations that is not wholly owned and that is therefore attributable to the minority stockholders of these companies. Income attributable to minority interest decreased over the periods under review mainly due to losses related to Channel 31 in Kazakhstan.

  Foreign currency translation adjustment

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands, except percentages)
Foreign currency translation adjustment	$12,721	$(42,327)	$18,984	$(13,321)

        The functional currency of our Russian subsidiaries is Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The decrease in foreign currency translation adjustment when comparing the three and nine months ended September 30, 2007 and 2008 was due to depreciation of the ruble against the US dollar during the three months ended September 30, 2008. See "—Results of Operations—Foreign currency gains."

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at September 30, 2008 Compared to December 31, 2007

  Cash and cash equivalents

        Cash and cash equivalents decreased from $307.1 million to $54.3 million from December 31, 2007 to September 30, 2008, primarily due to cash spent on acquisitions offset by cash earned from operating activities. See "—Recent Acquisitions".

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $11.7 million to $30.5 million from December 31, 2007 to September 30, 2008. Of the total $18.8 million increase, approximately $3.7 million relates to accounts receivable from Video International of the DTV Group, which we acquired in the second quarter of 2008. The remaining increase in our trade accounts receivable relates primarily to increases in accounts receivable at the CTC and Domashny Networks as a result of those balances being seasonally low on December 31, 2007.

  Broadcasting licenses

        Broadcasting licenses increased from $74.3 million to $376.7 million from December 31, 2007 to September 30, 2008 primarily due to our acquisition of the DTV Group and our acquisition of interests in the Channel 31 Group and regional Russian television stations. In conjunction with these acquisitions, we allocated $210.4 million, $89.4 million, and $18.1 million of their respective purchase prices to broadcasting licenses.

        These broadcasting licenses have indefinite useful lives and, as such, are not amortized, but reviewed for impairment annually or at any time when certain events occur. In light of the current economic situation in Kazakhstan, we have been closely reviewing the value of the broadcasting licenses and goodwill that we recorded in connection with our acquisition of our interest in Channel 31. Through September 30, 2008, we have concluded that no impairment to the value of those assets has yet occurred but if the economic situation in Kazakhstan does not improve, we may find it necessary to take an impairment charge with respect to those assets in the near future.

  Cable Network Connections; Trade Names and Network Affiliation Agreements

        The balances of our cable network connections, trade names and network affiliation agreements increased materially from December 31, 2007 to September 30, 2008 principally due to our acquisition of the DTV Group. In conjunction with that acquisition, we allocated $25.9 million of the purchase consideration to cable network connections, $24.5 million to the trade name and $8.3 million to network affiliation agreements. Cable connections will be amortized through 2015. We have concluded that the trade name of the DTV Group has an indefinite useful life and, as such, it will not be amortized. Network affiliation agreements will be amortized over five years. Our cable network connections also increased because we signed agreements in January 2008 with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.5 million (at the US dollar/ruble exchange rate as of September 30, 2008) and capitalized this cost as cable network connections.

  Goodwill

        Goodwill increased from December 31, 2007 to September 30, 2008 mainly due to our recent acquisitions. We allocated $175.8 million and $59.8 million of the purchase price of the DTV Group and our interest in the Channel 31 Group, respectively, to goodwill. See "—Broadcasting licenses".

  Programming rights

        The increase in programming rights from $99.2 million to $136.0 million from December 31, 2007 to September 30, 2008 was principally due to the effect of the increased purchases of foreign and Russian programming, the impact of cost inflation of Russian-produced series, as well as our acquisition of the DTV Group.

  Other non-current assets

        Other non-current assets increased from $1.1 million to $17.5 million from December 31, 2007 to September 30, 2008 due to our acquisition of the DTV Group, which had made some advance payments, including payments for cable network connections to Mostelecom.

  Accounts Payable

        Accounts payable increased from $25.8 million to $43.9 million from December 31, 2007 to September 30, 2008 primarily due to an increase in amounts due for purchases of programming rights.

  Accrued liabilities

        Accrued liabilities increased from $4.7 million to $34.4 million from December 31, 2007 to September 30, 2008, primarily due to our recent acquisitions. In conjunction with the acquisition of our interest in the Channel 31 Group, we assumed contingent liabilities related to income and non-income taxes in the amount of $15.1 million. In addition, in conjunction with the acquisition of the DTV Group, we assumed contingent liabilities related to income and non-income taxes in amount of $7.7 million.

  Taxes payable

        Taxes payable increased from $14.5 million to $20.9 million from December 31, 2007 to September 30, 2008 primarily due to increases in VAT payable as a result of a change in legislation which allowed VAT to be paid on a quarterly rather than monthly basis starting from January 1, 2008.

  Short-term and long-term loans and interest accrued

        The increase in short-term and long-term loans and interest accrued relates to the debt financing of our acquisition of the DTV Group. See "—Credit Facility Agreement".

  Minority interest

        Minority interest increased from December 31, 2007 to September 30, 2008 principally as a result of the minority interest of $43.6 million related to our acquisition of an interest the Channel 31 Group, which we recognized at fair value in accordance with FIN No. 46.

  Deferred tax liabilities

        Deferred tax liabilities increased from December 31, 2007 to September 30, 2008 primarily due to deferred tax liabilities related to purchase price allocations in connection with our acquisitions of the DTV Group and an interest in the Channel 31 Group.

Liquidity and Capital Resources

        At September 30, 2008, we had financed our operations to date principally through cash from operations and the proceeds of our IPO that closed in June 2006. At September 30, 2008, we had $54.3 million in cash and cash equivalents.

        On June 27, 2008, we entered into a credit facility agreement with several large financial institutions and in July 2008 drewdown the full amount available under that agreement, or $135.0 million. We applied the proceeds of the draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group and to satisfy the DTV Group's indebtedness due to MTG. For a description of the credit facility agreement, see "—Credit Facility Agreement" above.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2007	2008
	(in thousands)
Net cash provided by operating activities:	$99,965	$94,059
Net cash used in investing activities:	(34,095)	(411,535)
Net cash used in financing activities:	(650)	55,463

        Our most significant use of cash in operating activities throughout the periods under review was for the acquisition of programming and sublicensing rights. Our net cash provided by operating activities decreased over the periods under review principally because of the increase in the percentage of cash spent on programming compared to cash received for advertising over these periods. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $115.8 million and $206.2 million during the nine months ended September 30, 2007 and 2008, respectively. Our advertising revenues amounted to $296.0 million and $440.2 million during the nine months ended September 30, 2007 and 2008, respectively. The increase in cash paid for programming rights during the periods under review was primarily due to cost inflation and an increase in purchases of Russian-produced programming. Of the total $90.4 million increase, approximately $47.3 million relates to the increase of cash expenditures for Russian-produced programming and $43.1 million to the increase of cash expenditures for foreign programming. Programming rights and sublicensing rights amortization amounted to $115.7 million and $171.3 million during the nine months ended September 30, 2007 and 2008, respectively. We expect that in 2008 our cash expenditure for the acquisition of programming rights will continue to increase in absolute terms due primarily to increases in the cost of foreign movies and Russian-produced programming.

        Cash used in investing activities includes cash spent on the acquisition of businesses and cash used to purchase property, equipment and intangible assets (other than programming and sublicensing rights). In the nine months ended September 30, 2007, we paid $6.9 million (net of cash acquired) to acquire the remaining 49% interest in a CTC station in Samara and a 100% interest in a Domashny station in Rostov. In the nine months ended September 30, 2007, we also paid $2.2 million (net of cash acquired) for the acquisition of a 100% interest in a Domashny station in Vladivostok, $3.8 million for the acquisition of a 100% interest in a Domashny station in Stavropol, $10.4 million for the acquisition of 51% interest in two CTC and two Domashny stations in Irkutsk and $9.6 million for the acquisition of the remaining 50% interest in a station in Kazan. In the nine months ended September 30, 2008, our cash used in investing activities increased significantly as we completed several major acquisitions. During that period, we paid cash of $329.4 million in connection with our acquisition of the DTV

Group, $65.3 million for our 60% economic interest in the Channel 31 Group and $4.6 million related to our acquisitions of Costafilm and Sohomedia. These cash payments were offset by the acquired cash kept on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in the nine months ended September 30, 2008, we paid cash of $13.7 million related to the acquisition of additional owned-and-operated stations. See "—Recent Acquisitions".

        Cash used in financing activities includes proceeds and repayments of borrowings, proceeds from exercises of stock options and payments of dividends to minority interest holders in our owned-and-operated stations. During the nine months ended September 30, 2008 we drew-down $135.0 million under the Credit Facility Agreement and later repaid $11.0 million of the outstanding principal. Also, during the nine months ended September 30, 2008, we repaid the outstanding principal amount of indebtedness to MTG, assumed in acquisition of DTV, and the related interest in the amount of $65.4 million.

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

  Contractual obligations

        The table below summarizes the principal categories of our debt commitments, contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees and lease obligations as of September 30, 2008:

	Payments Due by Period
	Total	Through 2008	2009 through 2010	2011 through 2012	Thereafter
	(in thousands)
Debt obligations	$131,211	$35,846	$95,365	$—	$—
Acquisition of programming rights	161,758	30,564	131,194	—	—
Acquisition of format rights	3,951	1,812	2,139	—	—
Transmission and satellite fees	45,779	3,153	18,932	23,694	—
Leasehold obligations	6,948	1,112	1,213	971	3,652
Cable connections	7,267	—	7,267	—	—

Total(1)	$356,914	$72,487	$256,110	$24,665	$3,652

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

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financials Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. We have chosen not to elect the fair value option.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the provisions of SFAS No. 161 to determine the potential impact, if any, the adoption will have on our financial statements.

        On April 25, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact this statement will have on our financial position and results of operations.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact this statement will have on our financials position and results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming and principal and interest payments under Credit Facility Agreement. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble compared with the US dollar could materially adversely affect our results of operations."

        Effective January 1, 2006, we determined that the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, the financial statements of these subsidiaries are translated into US dollars using the current rate method and translation gains and losses are included as part of other comprehensive income.

        The following table provides information as at September 30, 2008 about our financial instruments denominated in a foreign currency and presents such information in US dollar equivalents (in thousands). Substantially all of our instruments that are sensitive to foreign currency exchange rates are denominated in rubles.

September 30, 2008
Cash equivalents	$49,226
Taxes reclaimable	10,212
Taxes payable	20,896
Loans	425
Closing ruble/US dollar exchange rate	25.2464

        Although we have trade accounts receivable and payable denominated in foreign currency, their carrying amount approximates fair value since such balances generally do not have extended payment terms.

        Moreover, payments under the Credit Facility Agreement are denominated in US dollars. As of September 30, 2008, outstanding principal and accrued interest under the Credit Facility Agreement amounted to $124.2 million. In order to reduce our foreign exchange risk related to a portion of our payments under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008 with an aggregate notional amount of $66 million that obligates us to buy US dollars at ruble/US dollar exchange rates ranging from RUR 26.49/$1.00 to RUR 28.84/$1.00 on specified dates. This forward contract matures on June 15, 2010. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". We do not use hedging arrangements for trading or speculative purposes.

  Interest rate risk

        We are exposed to interest rate risk because the principal amount outstanding under the Credit Facility Agreement, $124 million at September 30, 2008, bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The Credit Facility Agreement provides, however, that, if at the time of fixing the interest rate for a next interest period the LIBOR rate, as determined by the British Bankers Association, is not available or if lenders whose participations exceed 35% of the outstanding loan under the Credit Facility Agreement notify us that the cost to them of obtaining matching deposits in the London interbank market would be in excess of LIBOR, each lender is entitled to set an interest rate which expresses the cost to that lender of funding its participation in the loan from whatever source it may reasonably select. The current global credit crisis could lead to a significant tightening of interbank markets and increases in interest rates which in turn could lead to an increase in our interest expense.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two "hit" series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that "hit" series is discontinued or loses popularity. Moreover, because we continue to rely on third party production companies for a large portion of our programming and our programming library is not as extensive as some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues to prevail or if those economies deteriorate further.

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

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, increasing from $2,330 million in 2005, to $3,160 million in 2006 and further to $4,397 million in 2007. Recently, however, Russia, like many other countries, has experienced economic instability characterized by a steep decline in the value of shares traded on its stock exchanges and temporary suspension of trading on these stock exchanges. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy.

        As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected. Although the cancellation of pre-booked advertising involves payment of cancellation penalties, some of our advertisers have cancelled commitments to buy advertising on our networks during November and December of this year. Moreover, although Video International has not yet revised its previously announced forecast of the size of the Russian television advertising market in 2009, we believe it is reasonable to anticipate that this forecast will be revised downwards.

        In addition to the recent economic instability in Russia, Kazakhstan has been experiencing problems in its banking sector which have had a general impact on its economy. As a result, total television advertising spending in 2008 has been negatively impacted. Moreover, Video International, the television sales house that places our advertising in Kazakhstan, has indicated that television advertising spending in Kazakhstan in 2009 will also be negatively impacted. Any decrease in television advertising spending in this market will adversely affect our revenues from our Kazakh network, Channel 31.

        Any prolonged downturn in the economy of Russia and/or a continuation of the downturn in the Kazakhstan could substantially reduce Russian and Kazakh television advertising expenditures. Any decrease in the size of the Russian television advertising market or further decreases in the size of the Kazakh advertising market will likely result in a decrease in our advertising revenues, which would materially adversely affect our results of operations.

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

        Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of gross rating points (GRPs) expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, under the terms of the CTC and Domashny Network agreements Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

        Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations during 2007 and the first nine months of 2008. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected. For more information on our agreements with Video International, see "Item 2.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In February 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries, which provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group.

Decreases in the value of the Russian ruble compared with the US dollar could materially adversely affect our results of operations.

        The value of the Russian ruble had been rising generally against the US dollar, increasing approximately 7.3% in 2007 and 4.7% in the first seven months of 2008. In August 2008, however, the value of the Russian ruble began to generally depreciate against the US dollar. During August and September 2008, the ruble depreciated approximately 7.1% against the US dollar resulting in an overall decrease during the nine-month period ending September 30, 2008 of approximately 2.8%. Also, the ruble has in the past declined substantially against the US dollar, including a significant drop as a result of the economic crisis of 1998.

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, we recently borrowed $135 million under a term loan agreement. The loan is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to approximately one-half of the current outstanding principal amount of this term loan. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining principal amount. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

        Our net income for the three and nine months ended September 30, 2008 was materially adversely impacted by the depreciation of the ruble against the US dollar in August and September of 2008. If the ruble continues to depreciate against the US dollar, our results of operations will continue to be negatively impacted.

We have recently completed several acquisitions and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses and if we fail to identify additional suitable targets our growth strategy may be impeded.

        A significant part of our growth strategy is the acquisition of other stations, networks, production companies and other complementary media companies. We have recently completed several acquisitions, including the acquisition of our third national Russian network, DTV; the acquisition of a majority economic interest in the Kazakh network Channel 31; the acquisition of a majority economic interest in a broadcasting group in Moldova; and the acquisition of two Russian production companies, Costafilm and Soho Media. While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses pose significant risks to our existing operations, including:

  •
  additional and significant demands placed on our senior management, who are also responsible for managing our existing operations;

  •
  increased overall operating complexity of our business, requiring greater personnel and other resources;

  •
  difficulties of expanding beyond our core expertise;

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

        In light of the current economic situation in Kazakhstan, we have been closely reviewing the value of the intangible assets with indefinite lives that we recorded in connection with our acquisition of our interest in Channel 31. Through September 30, 2008, we have concluded that no impairment to the value of those assets has yet occurred but if the economic situation in Kazakhstan does not improve, we may find it necessary to take an impairment charge with respect to those assets in the near future.

A change in Russian law further limiting the amount of advertising time permitted on television could materially adversely affect our results of operations.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we do not believe that the reduction in the amount of available advertising has negatively affected or will negatively affect our results of operations in 2008. If legislation were to be introduced to further limit the amount of available advertising time, we cannot guarantee that increases in advertising prices, if any, or any steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

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

        As the television advertising market in Russia has grown, competition for Russian-produced, as well as western programming has resulted in a general increase in programming costs. We believe that our programming costs will continue to increase in absolute terms. During the past several years, we have been able to collaborate with some of our competitors, including Channel One, in licensing programming from major studios based in the United States, as well as Russian producers and distributors, on a shared basis. Under these sharing arrangements, the cost of these programming rights to us is substantially reduced. If, in the future, high-quality television programming were unavailable on a shared basis, the costs to us of obtaining licenses for this programming could increase significantly or we may be unable to obtain access to such programming.

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

        We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60 or 90 days' notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. We do not pay fees to any of our independent affiliates in return for broadcasting our networks other than nominal fees with respect to certain independent affiliates of the DTV Network. If an independent affiliate in a larger market, particularly in those cities where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us, sell itself to a competing network or lose its ability to broadcast our signal, this could result in a decrease in our audience share.

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

        In January 2008, we signed agreements with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $4.5 million (at the US dollar/ruble exchange rate as of September 30, 2008) and capitalized this cost as an intangible asset. We are still verifying the existence of connections to other Moscow households and negotiating with Mostelecom to agree on the terms, if any, under which we would pay to secure rights with respect to these additional connections. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. In conjunction with the acquisition of the DTV Group, we allocated purchase consideration to such cable connections in the amount of $25.7 million (at the US dollar/ruble exchange rate as of September 30, 2008). In addition, DTV made an advance payment to Mostelecom to secure the right for additional connections. As of September 30, 2008 prepayments for such connections amounted to $6.3 million (at the US dollar/ruble exchange rate as of September 30, 2008). We are in process of verifying these connections. A similar technical system is in place in St. Petersburg, operated by the local provider; there we currently have no binding contractual right of access to the system.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state- controlled natural gas and oil company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2007, Channel One had an average audience share of 21.2%, while Rossiya's was 17.1% and NTV's was 13.9%. During the first nine months of 2008, Channel One had an average audience share of 21.0%, while Rossiya's was 17.5% and NTV's was 13.2%. CTC's average audience shares during 2007 and first nine months of 2008 were 9.0% and 8.9%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        We have commenced a search for new office space. The supply of suitable office space in Moscow is, however, limited and expensive. We cannot guarantee that we will be able to find suitable office space in the near term. Our inability to lease adequate office space in Moscow could adversely affect our operations. Even if we are able to find suitable office space, the rent for such space will likely be materially higher than the rent we currently pay on our leased facilities.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2008 we had contractual commitments for the acquisition of approximately $32.42 million in programming rights through 2008 and an additional $133.3 million in 2009-2010. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Nineteen of our 38 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining seventeen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

Risks relating to doing business and investing in Russia

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

        Until recently, there had been a rapid increase in lending by Russian banks, which many believe was accompanied by a deterioration in the credit quality of borrowers. In addition, a robust domestic corporate debt market led to Russian banks increasingly holding large amounts of Russian corporate ruble bonds in their portfolios. The recent disruption in the world credit markets has also negatively impacted the banking sector in Russia.

        There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, a significant majority is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        In the past few years, Russia has experienced political stability and significant economic growth. Russia's rapid, ongoing transformation to a market economy has, however, been marked by periods of significant instability. Recently, like many other countries, Russia has experienced economic instability characterized by a steep decline in the value of shares traded on its stock market and temporary suspension of trading on its stock exchanges. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have an material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy.

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

        Russia's inexperience with a market economy poses numerous additional risks. It is difficult for us or our business partners to gauge the creditworthiness of some of our advertisers and business partners, as there are no reliable mechanisms, such as credit reports or credit databases, for evaluating their financial condition. Consequently, we face the risk that some of our advertisers will fail to pay us or that they or other service providers, such as production houses, will fail to comply with the terms of their agreements with us, which could adversely affect our results of operations. Changes in monetary policy, a material weakening of the ruble as compared to other major world currencies, inflation, a decline in natural gas and oil prices or other factors could adversely affect Russia's economy and our business in the future. Any such market downturn or economic slowdown could also severely limit our and our customers' access to capital, also adversely affecting our and our customers' businesses in the future.

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

        Under Russian accounting and tax principles, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian- registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses of any other entity. Consequently, our overall effective tax rate may increase as we expand our operations, unless we are able to implement an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

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

        In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan, Uzbekistan and Moldova. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in "—Risks relating to the doing business and investing in Russia".

Emerging markets such as Russia and other CIS countries are subject to greater risks than more developed markets, including legal, economic and political risks.

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares.

Risks relating to our stock

The price of our common stock may be volatile.

        Prior to June 1, 2006, there was no public trading market for our common stock. Moreover, as of October 15, 2008, approximately 25% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. As a result, only a relatively small number of shares of our common stock are currently actively traded in the public market. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of October 15, 2008, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 6.    Exhibits.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: October 31, 2008

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: October 31, 2008

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002