Form 10-K
period 2008-12-31
CTC Media, Inc.
filed 2009-03-02
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Market on such date, was $1,297,054,769. The registrant has no non-voting stock.

         There were 152,155,213 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2008, a definitive proxy statement for our annual meeting of stockholders to be held on April 30, 2009. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference herein that are not based on historical information are "forward-looking statements". Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan," "could," "estimate," "intend," "may," "should," "will," and "would" or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding developments in the general economy, globally and in Russia, changes in the Russian television advertising market and changes in the size of our audience and market shares, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in "Item 1A. Risk Factors". For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media's future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

 Operating and Industry Data

        All audience share, ratings, coverage and technical penetration data included in this Annual Report on Form 10-K are provided by TNS Gallup Media, which operates the standard audience share measurement system currently used by all major broadcasting and advertising professionals in Russia. All Russian advertising market size and market share data included herein have been publicly reported by the Association of Communications Agencies of Russia, or AKAR. We understand that Video International is the source of all television advertising market data reported by AKAR. We believe that Video International is regarded as the most reliable source of information on this market.

PART I

Item 1.    Business.

Overview

        We currently operate three Russian television networks:

  •
  CTC—our flagship network offering entertainment programming targeted at 6-54 year-old viewers,

  •
  Domashny—a network principally targeted at 25-60 year-old women, and

  •
  DTV—a network currently principally targeted at 25-54 year-old viewers (18+ year-old viewers in 2008).

        We also operate a television network in Kazakhstan—Channel 31, a television channel in Uzbekistan and a broadcasting group in Moldova, each offering entertainment programming. In addition, we have two in-house Russian production companies, Costafilm and Soho Media, specializing in in-house production of television series, sitcoms and shows.

        As of the date of this Annual Report, approximately 100 million people are within the coverage of CTC's signal, approximately 64 million people are within the coverage of Domashny's signal, and approximately 57 million people are within the coverage of DTV's signal.

        We generate substantially all of our revenues from the sale of television advertising. In 2008, our share of the total Russian television advertising market was approximately 17.5%. CTC's average overall audience share was 9.0% and its average audience share in its target demographic was 11.8%, making CTC the fourth-most watched broadcaster in Russia. Domashny's average overall audience share was 2.2%, and its average audience share in its target demographic was 2.8%. DTV's average overall audience share and its average audience share in its target demographic was 1.8%.

        We commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from our center in Moscow. Domashny, our second national network, was launched in March 2005. In April 2008, we acquired DTV, our third national network. This acquisition is described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions".

        While the operation of our television networks in Russia represents the core of our business, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses. In February 2008, we acquired an interest in a Kazakh television broadcaster, Channel 31. In October 2008, we acquired a 51% interest in a broadcasting group in Moldova. In addition, in April 2008, we acquired two Russian production companies, Costafilm and Soho Media, which we expect will provide the platform from which we will build our proprietary content library. These acquisitions are described in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions".

Our Business

        We have modeled our business on the major U.S. broadcast television networks. We manage our network programming centrally, own and operate stations or unmanned repeater transmitters in major cities and expand our broadcast coverage through agreements with independent affiliates, which allows us to enhance our coverage without incurring incremental infrastructure costs. In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Our networks' management is responsible for our programming, marketing and promotion for CTC, Domashny and DTV, as well as relations with our independent affiliates and with our advertising sales house.

  Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertiser or advertising agency will typically place with Video International, our sales house, either a "fixed placement," an amount of advertising placed on a specific broadcaster and time slot by reference to the GRPs estimated by Video International to be delivered by that broadcaster during that time slot, or a "floating placement," an amount of advertising placed at Video International's discretion in consultation with advertisers at a time that will deliver the total number of agreed GRPs.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on the specific ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of GRPs achieved in CTC's target audience, the 6-54 demographic; places Domashny's advertising on the basis of ratings in Domashny's target audience, 25-60 year-old women; and places DTV's advertising on the basis of ratings in DTV's target audience, 25-54 year old viewers (18+ year-old viewers in 2008).

        We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, as well as through the sale of sponsorships of our programming and sublicensing of programming content. Since January 2006, Video International has placed local advertising on behalf of substantially all of our owned-and-operated stations.

        Role of Video International.    In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, national television advertising is typically sold through so-called "sales houses"—intermediaries between the broadcasters and the advertisers and advertising agencies. Video International, the largest of these sales houses, controls the placement of a large portion of national television advertising in Russia. We have agreements with Video International to sell all our national advertising. We also have agreements with Video International to sell local advertising for substantially all of our owned-and-operated stations. For more details of these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. The fourth quarter of 2008 was negatively affected by the economic instability in Russia, but still had a greater proportion of advertising revenues than the other quarters of the year. In 2008, approximately 29% of our total advertising revenues were generated in the fourth quarter.

        Channel One, Rossiya and NTV broadcast more expensive and popular programming during the month of January, which increases their audience shares at the expense of their competitors, including CTC, Domashny and DTV. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

        Audience share and ratings.    Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching CTC, Domashny or DTV) and ratings (the percentage of the total population that is watching CTC, Domashny or DTV at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors' programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

        Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Gallup Media. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia.

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Currently, Peoplemeters are installed in a panel of 65 cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents (according to Federal State Statistics Services data for the 2007 census), which together account for approximately 48% of the total population of Russia. Because of the relative lack of affluence in smaller communities—and consequently very different consumer habits—we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000.

        The CTC signal and the DTV signal are currently broadcast in each of the 65 panel cities, while the Domashny signal is currently broadcast in 64 of the 65 panel cities. With respect to technical penetration in 2008, TNS Gallup Media reported that 87.5% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 71.0% had the ability to receive Domashny's signal, and 61.0% had the ability to receive DTV's signal.

        CTC.    The overall average audience share of CTC was 9.0% in both 2008 and 2007. CTC has been the fourth most-watched broadcaster in Russia for five consecutive years. We believe that our strong positioning reflects our success in promoting the CTC Network and in licensing and developing attractive programming. The table below presents a comparison of CTC's average audience shares for 2004 through 2008 with those of its major competitors:

Average Audience Shares of the
Major National Networks and Channels, 2004-2008

	2004	2005	2006	2007	2008
Channel One	25.8%	23.0%	21.3%	21.2%	20.9%
Rossiya	19.9	22.7	19.5	17.1	17.3
NTV	11.9	11.1	12.8	13.9	13.3
CTC	9.8	10.3	10.4	9.0	9.0
TNT	6.7	6.7	6.0	6.7	7.3
REN-TV	5.2	5.0	4.2	4.3	4.5

        Within CTC's principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 11.8% in 2008, 11.3% in 2007 and 12.9% in 2006. In its target audience, CTC also had the fourth-largest audience share in Russia in 2008, after Channel One, Rossiya and NTV.

CTC Audience Shares in Key Demographic Groups,
2004-2008

Age Range	2004	2005	2006	2007	2008
4+	9.8%	10.3%	10.4%	9.0%	9.0%
6-54	12.0	12.9	12.9	11.3	11.8

        Domashny.    The overall average audience share of Domashny in 2008 was 2.2%, compared to 2.0% in 2007 and 1.4% in 2006. Within Domashny's principal target audience, 25-60 year-old women, Domashny had an average audience share of 2.8% in 2008, compared to 2.4% in 2007 and 1.7% in 2006.

        DTV.    We acquired DTV in April 2008. The overall average audience share of DTV in its principal target audience during 2008, the 18+ year-old demographic group, was 1.8%. From the beginning of 2009, the target audience for this channel has changed to 25-54 year-old viewers.

        Principal network television advertisers.    In 2008, approximately 200 advertisers purchased national advertising on CTC, Domashny and/or DTV. The top ten advertisers, in the aggregate, represented approximately 40% of our total national advertising revenues for the three networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

        We have experienced shifts in the types of advertisers placing national advertising over the past several years, which we believe reflects shifts in the broader market as new types of companies, such as mobile phone providers, have initiated or expanded their advertising on television. Certain advertising sectors, such as financial services or automotive companies, that typically purchase a substantial proportion of total television advertising in more developed markets do not currently place significant amounts of advertising on Russian television.

  Programming

        In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

  •
  emphasize entertainment programming to support our brands and the affinity of our audiences;

  •
  target viewers in the 6-54 age range on CTC, women aged 25-60 on Domashny, and 25-54 year-old viewers on DTV;

  •
  broadcast an optimal mix of Russian and foreign entertainment programming and develop high-quality original programs in-house and with external Russian producers;

  •
  schedule according to a well-researched "daypart" strategy, focusing on discrete parts of the day that have distinctive viewing characteristics;

  •
  create "appointment viewing"—where a regularly scheduled program has such a strong appeal that viewers set aside a specific time period to view it; and

  •
  adapt our broadcast schedules to reflect seasonal variations in viewing habits.

        Entertainment focus.    From our inception, our focus has been on entertainment. We seek to capture dynamic, youthful audiences by offering a range of entertainment programs suited to particular time slots, including original Russian series and shows, recent and classic Russian and Soviet films, popular foreign series and films, and animation. Although we broadcast entertainment and celebrity news on our national networks, we do not broadcast national "hard" news, commentary or analysis.

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

        Among both children and teenagers, CTC is one of the top broadcasters in most applicable time slots. Although these younger demographic groups are not currently the principal targets of advertisers in Russia, we believe they will be of increasing importance, both as consumers themselves and because of their influence on their parents' purchasing decisions. In addition, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood.

        Our target audience for Domashny is women aged 25-60. We believe that this focus limits overlap between the target viewers of Domashny, CTC and DTV. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        We are in the process of repositioning DTV as a crime investigations and action network, focusing on 25-54 year-old viewers. We expect this transition to be completed by the end of 2009. In 2008, the target audience for DTV was all viewers 18+.

        Optimal mix of Russian and international programming.    During 2008, approximately 32% of the content we broadcast on CTC consisted of Russian shows that were developed specifically for CTC and Russian series, 27% consisted of foreign movies, 19% consisted of foreign series, 20% consisted of animation and 2% consisted of other types of programming. Reflecting the higher cost of original programming, our original Russian shows and series accounted for approximately 67% of our amortized programming costs in 2008, while foreign movies accounted for 24%, foreign series for 4%, animation for 4% and other programming for 1%.

        For Domashny, during 2008 approximately 26% of the content we broadcast was Russian programming developed specifically for Domashny, a further 22% consisted of movies (predominantly Russian Soviet-era films and Hollywood classics), 41% consisted of foreign series, 9% consisted of re-runs of Russian series and 2% consisted of other types of programming.

        For DTV, from April 2008, when we acquired this network, through the end of 2008, approximately 67% of the content we broadcast consisted of foreign series, a further 18% consisted of Russian and foreign movies, 10% consisted of Russian shows, and 5% consisted of other types of programming.

        As of December 31, 2008, we had contractual programming rights for approximately 13,300 hours of programming, including approximately 1,780 hours of Russian series, 5,300 hours of foreign series, 2,000 hours of foreign movies, 450 hours of Russian movies, 160 hours of Russian shows and 3,610 hours of animation. We generally acquire the rights to classic Soviet movies and contemporary Russian movies shortly in advance of broadcast and do not have substantial advance contractual rights to such programming.

        Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers. We have historically developed original individual programs and long-running series, including dramas, sitcoms and game shows, with production companies located in Russia—sometimes in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market.

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor's writers to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. We generally work with an external production company that undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process.

        While we will continue to work with third party production companies to produce Russian programming, our acquisition of the Costafilm and Soho Media production companies provides us with in-house capabilities to produce a portion of the Russian programming broadcast on our networks. A significant portion of the original Russian programming that we broadcast on CTC in 2008 was produced in-house.

        We have also entered into license agreements with Russian studios and distributors for the rights to broadcast recent Russian made-for-cinema films.

        International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We translate and dub foreign programming into Russian using contract translators.

        We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Brothers. These contracts give us the right to broadcast a broad range of feature films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC in the UK and TF1 in France. We also license international programming from Russian distributors.

        Cost-effective programming.    Although we own the programming produced for us by our in-house production companies, we have not historically owned our programming or maintained a program library of owned titles. Instead, we have licensed and, with respect to programming produced by third-party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows—for example, bundling less popular titles with titles that are expected to be particularly successful. In addition, to date some distributors have agreed to arrangements pursuant to which two or more broadcasters in Russia may "share" the rights to multiple showings of certain movies or shows at different times, resulting in lower licensing costs for each broadcaster. For example, our agreement with Sony permits us to sublicense certain programming rights to certain channels in Russia. We have entered into such agreements with Channel One, pursuant to which we "share" with Channel One the rights to multiple runs of certain programming available under the agreement, primarily blockbuster movies. By sharing programming rights, the cost to us of these rights is materially reduced.

        Programming format and schedule.    We follow a "daypart" format on our networks and have designed our broadcast schedules in a manner similar to that of a US television network. We research, map and analyze our audience flow and incorporate the results into our program acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer characteristics and preferences.

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

        CTC.    Our programming strategy for CTC focuses on entertainment and an optimal mix between Russian production and international programming of interest to our target viewers. We seek to schedule relatively expensive programming for broadcast during time slots with higher viewership. We seek to adjust our weekend schedules appropriately to reflect our viewers' schedules.

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting women viewers. Approximately 26% of programming broadcast on Domashny in 2008 was original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking programs and similarly formatted programs. Such shows are designed to appeal to the network's target audience and are typically less expensive to produce than original drama series or sitcoms.

        DTV.    We are in the process of repositioning DTV as a crime investigations and action network, focusing on 25-54 year-old viewers. The programming consists of quality foreign series and movies as well as series and programs produced in-house.

  Marketing and promotion

        Our marketing team promotes awareness of our networks among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, new shows, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, print advertisements and outdoor media. We have a small on-site studio and an editing system for producing on-air promotional segments.

        Our marketing team also assists our affiliates with their local marketing efforts, preparing high-quality, standardized regional marketing materials, including print advertisements, radio spots and promotional materials, which it sends to our affiliates for distribution in their regions. Our agreements with our affiliates contain provisions with respect to the marketing of network programming in the local area. In particular, when broadcasting CTC, Domashny and DTV programming, our affiliates are required to display the CTC, Domashny or DTV logo on screen. Affiliates must also ensure that the network programming schedules are published in the local press and are required to advertise our network programming in their local markets.

  Transmission

        From our headquarters in Moscow, our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across 11 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems, one of which is owned by the Russian Satellite Communications Company, a state-owned company, and another by Gazprom Kosmicheskiy Systemy, an affiliate of state-controlled Gazprom. We also have an agreement with a third back-up satellite facility owned by Geo Telecom Satellite Services. In the event of the loss of service of any one of these satellite systems, the remaining systems will continue to deliver our signal to between 62% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

  Distribution

        Our signals are broadcast by the owned-and-operated stations and unmanned repeater transmitters in our Television Station Groups, as well as by our independent affiliate stations and local cable operators.

  Television Station Groups

        Own-and-operated stations and unmanned repeater transmitters.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and DTV Television Station Groups. Our CTC Television Station Group includes 20 owned-and-operated stations and 23 unmanned repeater stations, our Domashny Television Station Group includes 12 owned-and-operated stations and 15 unmanned repeater stations, and our DTV Television Station Group includes four owned-and-operated stations and 25 unmanned repeater stations. Our owned-and-operated stations broadcast programming received by satellite from CTC, Domashny or DTV networks, including national advertising. In addition, owned-and-operated stations earn revenues by selling local advertising, which is broadcast during designated windows. Repeater transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities.

        Our owned-and-operated stations and unmanned repeaters provide 40.7% of the technical penetration of CTC Network (or 46.5% of its total penetration of 87.5%); 36.6% of the technical penetration of Domashny Network (or 51.5% of its total penetration of 71.0%); and 31.0% of the technical penetration of DTV Network (or 50.8% of its total penetration of 61.0%).

        Historically we found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations. Our general strategy is typically to seek majority control of the stations we acquire or establish. We are either the sole or majority shareholder of all but two of our Russian owned-and-operated stations.

        The table below presents information on each of the stations in our CTC Television Station Group:

CTC Television Station Group
Owned-and-Operated Stations

Station Name	Our Ownership	Year Station Acquired or Founded by CTC Media
CTC-St. Petersburg	80%	1991
CTC-Moscow	100	1995
CTC-Kazan	100	1995
CTC-Perm	85	1995
CTC-Omsk	84	1996
CTC-Samara	100	1996
CTC-Vladivostok	74	1998
CTC-Nizhny Novgorod	100	2002
CTC-Volgograd	100	2002
CTC-Voronezh	90	2002
CTC-Balakovo(1)	50	2003
CTC-Ekaterinburg	51	2003
CTC-Rostov-on-Don	51	2003
CTC-Tver	100	2003
CTC-Ufa	100	2003
CTC-Novosibirsk(1)	50	2005
CTC-Barnaul	51	2006
CTC-Irkutsk and region	51	2007
CTC-Petrozavodsk(2)	51	2008
CTC-Saratov	100	2008

    (1)
    Not consolidated.

    (2)
    Began to consolidate from 2008.

        Our largest owned-and-operated stations are those in Russia's two largest cities, Moscow and St. Petersburg. We believe that our CTC stations in these cities have been successful in capturing advertising market shares substantially greater than their audience shares, in part because the national channels, Channel One, Rossiya and NTV, which constitute three of our principal competitors, place less emphasis on local advertising. We believe that these cities are key advertising markets because their residents have substantially higher average incomes than residents in the rest of Russia.

        The table below presents information on each of the stations in our Domashny Television Station Group:

Domashny Television Station Group
Owned-and-Operated Stations

Station Name	Our Ownership	Year Station Acquired or Founded by CTC Media
Domashny-Moscow	99.99%	2004
Domashny-St. Petersburg	100	2004
Domashny-Kazan	52	2004
Domashny-Perm	100	2004
Domashny-Voronezh	100	2005
Domashny-Kemerovo	100	2006
Domashny-Barnaul	51	2006
Domashny-Samara	100	2006
Domashny-Rostov-on-Don	100	2007
Domashny-Vladivostok	100	2007
Domashny-Irkutsk	51	2007
Domashny-Stavropol	100	2007

        The table below presents information on each of the stations in our DTV Television Station Group:

DTV Television Station Group
Owned-and-Operated Stations

Station Name	Our Ownership	Year Station Acquired or Founded by CTC Media
DTV-Moscow	100%	2008
DTV-St. Petersburg	100	2008
DTV-Ekaterinburg	100	2008
DTV-Chelyabinsk	100	2008

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our networks' programming and national advertising. Our independent affiliates provide 46.8% of the technical penetration of CTC Network (or 53.5% of its total penetration of 87.5%); 34.4% of the technical penetration of Domashny Network (or 48.5% of its total penetration of 71.0%); and 30.0% of the technical penetration of DTV Network (or 49.2% of its total penetration of 61.0%). Approximately 50% of CTC's independent affiliates have signed written agreements with us that generally require them to broadcast the CTC signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding. Approximately 20% of Domashny's affiliates have signed written agreements with us, with the remainder generally governed by letters of understanding. Approximately 90% of DTV's affiliates have signed written agreements with us.

        We have no ownership interest in our independent affiliates. These independent affiliates benefit from the CTC, Domashny and DTV brands and content in selling their own local advertising, and provide us with a leveraged means of extending the coverage of our networks.

        CTC, Domashny and DTV grant each affiliate a non-exclusive right within its territory to broadcast the network signal, including all national advertising aired by the network. Affiliates are required to broadcast the network signal, except during three to four half-hour "local" time blocks per day and designated local advertising windows throughout each time slot during the day. The affiliates have the right to fill the local time blocks with their own or licensed content, as well as with local advertising and announcements. Alternatively, the affiliates may continue to broadcast network programming during these periods. We encourage them to broadcast the network signal during the entire day (other than in local advertising windows) in order to ensure that the programming that is broadcast appeals to our target audiences.

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

        Broadcast licenses in Russia are typically issued for a period of five years. At CTC Network, as of December 31, 2008 approximately 55% of our affiliates including all our owned-and-operated stations and unmanned repeater transmitters operated on the basis of broadcast licenses. The remainder, which were primarily local cable networks, operated without broadcast licenses. See "Item 1A. Risk Factors—The inability of our affiliates to renew existing licenses upon expiration of their terms could also result in the loss of audience share." We believe that expired licenses have not yet been renewed primarily due to delays in processing renewal applications by the issuing authorities and expect that these affiliates will be able to renew their broadcasting licenses in due course, but can provide no assurance that they will be successful in doing so. Some of the local cable operators that broadcast our networks may not possess all required licenses.

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

        For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict. All our networks compete with broadcasters that have significantly higher audience shares and coverage than they do.

  Television broadcasters

        On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks REN-TV and TNT. Domashny and DTV compete for advertising revenues primarily with other smaller channels such as MTV, TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising. We also compete to a limited extent with pay television and on-demand services and other advertising media.

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

        The table below provides certain key statistics about CTC, Domashny, DTV and their major television competitors:

				Average audience share
	Technical penetration	Principal target audience (age)(1)
				2007	2008
Channel One	98.3%	All 18+		21.2%	20.9%
Rossiya	98.0	All 18+		17.1	17.3
NTV	94.5	18-45		13.9	13.3
CTC	87.5	6-54		9.0	9.0
TNT	84.6	18-45		6.7	7.3
REN-TV	81.6	18-45		4.3	4.5
TVC	72.8	18-54		2.9	2.9
TV-3	67.8	18-54		2.2	2.7
Domashny	71.0	25-60 (women)		2.0	2.2
DTV	61.0	All 18+	(2)	1.9	1.8

(1)
CTC Media estimates.

(2)
We are in the process of repositioning DTV to target 25-54 year-old viewers.

  Principal competitors

        To date, our primary competitors have been networks and channels owned by the state as well as NTV, controlled by state-controlled Gazprom Media. With large direct and indirect government subsidies, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

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

        TNT.    TNT produces a large proportion of its own programming and, as a result, broadcasts primarily Russian-produced programming, including entertainment, talk shows, reality shows, sitcoms, comedy shows and children's programming. Like NTV, TNT's principal shareholder is Gazprom Media. In 2008, with an average share of 7.3%, TNT was the fifth largest television broadcaster in Russia in terms of audience share.

        REN-TV.    REN-TV broadcasts news and analytical programs, documentaries, entertainment programs, sport news, major sporting events, popular foreign series and Hollywood movies. Like TNT, REN-TV produces a large percentage of its own programming. With an average audience share of 4.5%, REN-TV was the sixth largest television broadcaster in Russia in terms of audience share in 2008.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2008, there were a total of about 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC, Domashny and/or DTV:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2008
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	72.8	2.9
TV-3	1998	Foreign programming, primarily science-fiction and mystical series and documentaries	67.8	2.7

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers and through contracts with production houses for our ability to broadcast content.

        We have registered trademarks for the "CTC", "Domashny", "DTV" and "CTC Media" name and logo in the Russian Federation.

Employees

        The following table sets forth the number of our employees as of December 31, 2008, and a breakdown by function.

	Corporate	Networks	Television Station Groups	CIS	Production	Total
Technical	—	43	130	22	12	207
Programming	—	84	32	51	—	167
Production	—	30	89	126	42	287
Sales	—	26	73	37	2	138
Marketing	—	71	34	10	—	115
Distribution	—	25	9	3	—	37
Repeaters group	—	—	11	—	—	11
Administration	58	110	238	77	27	510

Total employees	58	389	616	326	83	1,472

Financial Information by Operating Segment

        For financial information by operating segment. See "Item 8. Financial Statements and Supplementary Data—Note 17, Segment Information".

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

Risks relating to our business and industry

Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected compared to 2008.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During last five months of the year, the ruble depreciated approximately 20.3% against the US dollar resulting in an overall decrease in the value of the ruble as compared to the US dollar of approximately 16.5% during the year ended December 31, 2008. This depreciation had a material negative impact on our reported results of operations for the second half of 2008. Since January 1, 2009 through February 24, 2009, the ruble has suffered a further depreciation against the US dollar of approximately 18.6%.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, as of December 31, 2008 we had $90.4 million outstanding under a term loan agreement. The loan is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to approximately one-half of the currently outstanding principal amount of this term loan. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining principal amount. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

        If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and operating results for 2009, as reported in US dollars, will be materially adversely affected.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues to prevail or if those economies deteriorate further.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. For example, in August 1998 the Russian government defaulted on certain of its outstanding financial obligations and the Central Bank of Russia stopped its support of the ruble, leading to a steep devaluation. During the ensuing economic crisis, total spending on television advertising in Russia declined significantly, falling from a pre-crisis high of $550 million in 1997 to a low of $190 million in 1999. Economic recovery following the crisis was slow, and spending on Russian television advertising did not exceed the 1997 figure in US dollar terms until 2002. As a result, our revenues declined significantly after the 1998 economic crisis.

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, increasing from $2,330 million in 2005, to $3,160 million in 2006, to $4,397 million in 2007 and further to $5,506 million in 2008. Recently, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in 2008 was negatively impacted and advertising spending in 2009 could continue to be adversely affected. Moreover, in early February 2009, the central bank of Kazakhstan devalued the tenge by 18% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge will negatively impact our operating results.

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

        National television advertising in Russia and other CIS countries is generally not placed directly with broadcasters. In Russia, Video International controls the placement of a large portion of national television advertising, with another sales house placing advertising for several smaller channels. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups. Video International also acts as the exclusive sales house for the placement of advertising on our newly acquired Russian network, DTV. Video International is also currently placing advertising for Channel 31 in Kazakhstan on the basis of an agreement in principle which we expect to formalize in the near term.

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2006 and 2007 and approximately 96% in 2008. The length of our agreements with Video International vary, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. For CTC and Domashny, the agreements are generally terminable upon 180 days' notice by either party. For DTV, the agreements are generally terminable upon 90 days' notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

        Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of gross rating points (GRPs) expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, under the terms of our network's agreements Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the CTC and Domashny Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. The current economic instability in Russia may affect the creditworthiness of advertisers. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

        Video International has generally failed to meet sales expectations for a majority of our owned-and-operated stations during 2007 and 2008. We anticipate that the economic instability in Russia is likely to have a greater adverse affect on local sales as compared to national sales. If Video International continues to fail to meet sales expectations, our results of operations will be materially adversely affected. For more information on our agreements with Video International, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International".

If we do not comply with the covenants of our credit facility agreement, our debt obligations may be accelerated, which would negatively impact our liquidity.

        Under the terms of our credit facility agreement, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $500 million in stockholders' equity. If the value of the ruble is below 33 rubles to 1 US dollar at March 31, 2009, we may fail to comply with this minimum stockholder equity covenant as of that date. We are currently in discussions with our lenders regarding receipt of a waiver or signing an amendment to the credit facility agreement if this proves necessary. If in fact we fail to comply with the minimum stockholder equity covenant or any other covenant in the credit facility agreement, and we fail to receive a waiver regarding such failure from our lenders or sign an amendment modifying this covenant, our debt obligations under the credit facility agreement may be accelerated. Although we currently project that we would have sufficient cash on hand and cash from operations to repay in full our obligations under the credit facility agreement and continue to fund our operations if such acceleration occurred, our liquidity would be negatively impacted and we expect that we would be required to implement more restrictive cash management measures. Moreover, we cannot assure you that the revenue and expense assumptions underlying this projection will prove to be accurate, particularly in light of the uncertain economic environment in which we are currently operating. For more information on our credit facility agreement and additional covenants contained therein, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

In the fourth quarter of 2008, we recorded a significant noncash impairment loss related to intangible assets and goodwill acquired in connection with acquisitions completed in 2008. Our reported net income for 2008 was materially adversely affected by this impairment loss. As a result of a continuation or worsening of the current economic instability or for other reasons, we may determine that these acquired assets are further impaired or we may determine that other assets that we hold are impaired, which would require us to record additional impairment losses that would adversely impact our net income.

        We have assets recorded on our consolidated balance sheet, such as broadcasting licenses, trade names and goodwill, that have indefinite lives and represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that our estimate of the current value of an asset is below the recorded value of that asset on our balance sheet, we record an impairment loss for the difference.

        As of December 31, 2008, we recorded a noncash impairment loss that had a net effect on our net income of $153.7 million. This loss related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television

Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova. As a result of a continuation or worsening of the current economic instability or for other reasons, we may determine that these acquired assets are further impaired or we may determine that other assets that we hold are impaired, which would require us to record additional impairment losses that would adversely impact our net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Consolidated Results of Operations for the Years ended December 31, 2006, 2007 and 2008—Impairment loss".

A change in the method of measuring television audiences could reduce our audience share and ratings.

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently expect that the modification in the audience measurement system will decrease CTC's target audience share by up to 0.7 percentage points, which is likely to have a negative effect on CTC's advertising revenues in the future.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps or any further changes in the measurement systems would not result in a decrease in our audience share, which could result in a material decrease in our advertising revenues.

Newly adopted restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state" (the "Ownership Law") came into effect in Russia. The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain threshold in a company operating in a strategically significant sector. It is anticipated that such approval will generally require at least six months.

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

We have recently completed several acquisitions and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses and if we fail to identify additional suitable targets our growth may be impeded.

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

        As part of our growth strategy, we intend to continue to evaluate potential acquisitions that we believe are commercially attractive in light of the current economic environment. As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds. Given financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

A change in Russian law further limiting the amount of advertising time permitted on television could materially adversely affect our results of operations.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we do not believe that the reduction in the amount of available advertising negatively affected our results of operations in 2008. From time to time, however, there are discussions in the Russian government regarding imposing additional restrictions on television advertising, such as limiting the types of products that may be advertised or requiring channels to devote more broadcast time to public service announcements. If legislation were to be introduced to further limit our ability to broadcast paid advertising, we cannot guarantee that increases in advertising prices, if any, or any steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of advertising expenditures in Russia in 2007 and 2008, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our networks' target demographics. Continued decline in the appeal of television generally and, in particular, in our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium which, in turn, could have a material adverse effect on our results of operations.

Competition for quality programming in Russia is intense and our failure to secure a steady supply of popular programming may negatively affect our audience share, which in turn could have a material adverse affect on our results of operations.

        Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a limited supply of Russian-produced programming and strong competition among the Russian networks and channels for such programming, as well as popular foreign programming.

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

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming. Channel 31 has not always been in full compliance with all requirements of its license. Recently, the Kazakh government enacted a law that includes a requirement to broadcast the minimum amount of Kazakh language programming evenly throughout the day rather than only during a particular window. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        We have recently entered into contracts with Mostelecom to secure the right of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

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

        If we were to be denied continued access to the cable systems that carry our networks' signals in Moscow and St. Petersburg, our technical penetration would be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Moreover, if we were required to pay transmission fees to these cable operators, our operating costs would be increased, possibly materially.

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

Domashny and DTV compete for advertising revenues primarily with other smaller channels such as TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One) and direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2007, Channel One had an average audience share of 21.2%, while Rossiya's was 17.1% and NTV's was 13.9%. During 2008, Channel One had an average audience share of 20.9%, while Rossiya's was 17.3% and NTV's was 13.3%. CTC's average audience share during both 2007 and 2008 was 9.0%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2008 we had contractual commitments for the acquisition of approximately $93.9 million in programming rights through 2009, $63.4 million in 2010-2011 and $3.4 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Twenty one of our 36 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining fifteen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. The competition for qualified personnel in Russia who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices is intense. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

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

        The recent disruption in the world credit markets has also negatively impacted the banking sector in Russia. There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, a portion is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        The legal framework to support a market economy remains new and in flux in Russia and, as a result, its legal system can be characterized by:

  •
  inconsistencies between and among laws and governmental, ministerial and local regulations, orders, decisions, resolutions and other acts;

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

        In addition, several key Russian laws, including the Ownership Law, have only recently become effective or have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        OAO Teleexpress, OOO Modern Russia Group and some other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. None of these companies has applied for voluntary liquidation. We are currently considering the steps that can be taken to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

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

        In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan, Uzbekistan and Moldova. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in "—Risks relating to doing business and investing in Russia".

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

Risks relating to our stock

The price of our common stock has recently experienced significant volatility and may continue to be volatile.

        Our stock price has recently experienced significant volatility and is likely to be volatile in the future. The stock market in general and, in particular, the market for companies whose operations are in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced in recent months due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

  •
  fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

  •
  changes in estimates of our financial results or recommendations by securities analysts;

  •
  changes in market valuations of similar companies;

  •
  changes in general economic, political and market conditions in Russia and globally;

  •
  changes in the audience shares of our networks;

  •
  public announcements by industry experts regarding trends in advertising spending in Russia and globally; and

  •
  announcements regarding our acquisition activities, if any.

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of February 27, 2009, approximately 30% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of February 27, 2009, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office and production space of approximately 3,300 square meters. We also lease approximately 3,200 and 3,000 square meters of office and operations space in Moscow under leases that expire during 2009 and 2010, respectively. The fiber optic cable that transmits our network signals to the satellite transmission center originates at our leased facilities.

        Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3.    Legal Proceedings.

        We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2008.

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

Period	High	Low
2008
First quarter	$31.75	$25.00
Second quarter	$30.28	$24.27
Third quarter	$25.12	$14.12
Fourth quarter	$15.69	$2.94
2007
First quarter	$26.95	$18.82
Second quarter	$29.25	$23.94
Third quarter	$29.34	$20.13
Fourth quarter	$30.67	$20.98

        As of December 31, 2008, there were approximately three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2008, which is the last business day of our most recently completed fiscal year, was $4.80.

        We have never paid cash dividends on our common stock. Our dividend policy is subject to review and revision by our Board of Directors and any future payments will depend upon our financial condition, our capital requirements and earnings, as well as other factors our Board of Directors may deem relevant.

        We did not purchase any shares of our common stock in 2008.

Item 6.    Selected Financial Data.

        You should read the following consolidated financial data in conjunction with the Financial Statements, including the related notes, and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." The results shown herein are not necessarily indicative of the results to be expected for any future periods.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2004	2005	2006	2007	2008
	(in thousands of US dollars, except share and per share data)
Statement of Income Data:
REVENUES:
Advertising (including related party revenue)	$153,775	$232,410	$357,334	$452,669	$623,336
Sublicensing (including related party revenue)	—	3,088	11,322	17,006	14,016
Other revenue (including related party revenue)	1,792	1,979	2,178	2,381	2,819

Total operating revenues	$155,567	$237,477	$370,834	$472,056	640,171

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and inclusive of stock-based compensation)	(9,381)	(12,747)	(15,774)	(18,794)	(33,727)
Selling, general and administrative (exclusive of depreciation and amortization and inclusive of stock-based compensation)	(30,450)	(41,229)	(56,297)	(69,680)	(97,201)
Amortization of programming rights	(45,215)	(77,351)	(118,026)	(153,531)	(220,557)
Amortization of sublicensing rights	—	(2,043)	(6,773)	(9,629)	(8,443)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(7,962)	(13,920)	(19,651)	(27,361)	(13,379)
Impairment loss	—	—	—	—	(232,683)

Total operating expenses	(93,008)	(147,290)	(216,521)	(278,995)	(605,990)

Operating income	62,559	90,187	154,313	193,061	34,181
Foreign currency gains (losses)	695	(877)	1,579	151	(28,861)
Interest income (including related party interest income)	5,380	3,101	3,479	11,002	6,221
Interest expense (including related party interest expense)	(6,651)	(8,525)	(1,774)	(3)	(9,434)
Gain on sale of businesses	4,613	—	919	747	—
Other non-operating (losses) income, net	(83)	206	(200)	1,168	776
Equity in income (losses) of investee companies	713	578	1,896	(1,195)	1,511

Income before income tax and minority interest	$67,226	$84,670	$160,212	$204,931	4,394

Income tax expense	(17,872)	(24,861)	(48,969)	(63,176)	(19,874)
(Income) loss attributable to minority interest	(1,904)	(2,514)	(4,918)	(5,842)	37,934

Net income	$47,450	$57,295	$106,325	$135,913	$22,454

Net income per share attributable to common stockholders:
Basic	$0.32	$0.39	$0.73	$0.90	$0.15

Diluted	$0.30	$0.37	$0.69	$0.86	$0.14

Weighted average common shares outstanding:
Basic	80,580,000	79,339,024	117,880,814	151,731,780	152,146,559

Diluted	156,570,711	154,344,956	154,077,957	158,311,967	158,187,922

	December 31,
	2004	2005	2006	2007	2008
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$29,677	$15,300	$176,542	$307,073	$98,055
Intangible assets, net	50,133	41,094	53,371	83,216	219,423
Goodwill	69,041	68,273	70,768	78,674	223,027
Programming rights, net	43,882	66,468	65,901	99,184	120,007
Working capital	37,402	45,692	232,289	379,815	70,385
Total assets	293,221	273,697	484,797	694,680	806,829
Short-term loans	40,031	4,068	—	—	62,165
Long-term loans	20,184	37,188	210	224	28,438
Total stockholders' equity	174,939	179,098	421,017	611,892	544,589

Operating Data

	Year ended December 31,
	2004	2005	2006	2007	2008
CTC Network Operating Data:
Average audience share(1)	9.8%	10.3%	10.4%	9.0%	9.0%
Technical penetration(1)	83%	85%	86.6%	87.4%	87.5%
Number of owned-and-operated stations at period end(2)	13	14	17	19	20

(1)
Starting from 2005, audience share is measured in cities with more than 100,000 residents. The related technical penetration survey has likewise been conducted in this universe.

(2)
In addition, 16 unmanned repeater transmitters were in operation at year-end 2004, 17 at year-end 2005, 19 at year-end 2006 and 23 at year-end 2007 and 2008.

	Year ended December 31,
	2006	2007	2008
Domashny Network Operating Data:
Average audience share	1.4%	2.0%	2.2%
Technical penetration	58.2%	64.8%	71.0%
Number of owned-and-operated stations at period end(1)	7	13	12

(1)
In addition, seven unmanned repeater transmitters were in operation at year-end 2006, nine at year-end 2007 and 15 at year-end 2008.

Year ended December 31,
2008
DTV Network Operating Data:
Average audience share	1.8%
Technical penetration	61.0%
Number of owned-and-operated stations at period end(1)	4

(1)
In addition, 25 unmanned repeater transmitters were in operation at year-end 2008.

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

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 87.5% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home" Network is targeted principally at 25-60 year-old women. Domashny's technical penetration is 71.0% with its signal covering approximately 64 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers (18+ year-old viewers in 2008). DTV's technical penetration is 61.0% with its signal covering approximately 57 million people in Russia. We acquired DTV Network in April 2008.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 20 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 12 owned-and-operated stations and 15 repeater transmitters. The DTV Television Station Group manages its four owned-and-operated stations and 25 repeater transmitters. Our Television Station Groups provide 40.7% of the technical penetration of CTC Network (or 46.5% of its total penetration of 87.5%); 36.6% of the technical penetration of Domashny Network (or 51.5% of its total penetration of 71.0%); and 31.0% of the technical penetration of DTV Network (or 50.8% of its total penetration of 61.0%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks. Substantially all of our local advertising is currently placed through Video International.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition, on February 29, 2008, of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. Substantially all of our television advertising at the Channel 31 Group is placed through Video International. The operating results of our television channel in Uzbekistan are also included in this segment. From October 2008, the operating results of our broadcasting group in Moldova have been included in this segment.

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

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. Our results of operations are also affected by the value of the Russian ruble compared to the US dollar.

        Overall demand for television advertising in Russia had experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. For the last several years, the Russian advertising market has been one of the largest and fastest growing in Europe. Recently, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have a negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

        The continued success of our advertising sales depends largely on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share by broadcasting attractive entertainment programming, including original Russian series and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in licensing programming content that appeals to our key target audiences, we face strong competition from other television broadcasters for programming content, and must continue to strive to air programming that addresses evolving audience tastes and trends in television broadcasting.

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by the value of the Russian ruble, and to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the last five months of 2008, the ruble depreciated approximately 20.3% against the US dollar resulting in an overall decrease during the year ended December 31, 2008 of approximately 16.5%. This depreciation had a material negative impact on our reported results of operations for the second half of 2008. Since January 1, 2009 through February 24, 2009, the ruble has suffered a further depreciation against the US dollar of approximately 18.6%. Moreover, in early February 2009, the central bank of Kazakhstan devalued the tenge by 18% against the US dollar. A continuing depreciation of the Russian ruble, as well as the depreciation of the Kazakh tenge, will materially negatively affect our reported results of operations.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, a "sales house" Video International controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed, on an exclusive basis, our national advertising. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in 2006, 2007 and 2008.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction effective January 1, 2008. In reaction to that legislation, Video International renegotiated advertising rates and we also increased the share of our total daily advertising time allocated to the CTC Network from 70% to 75% (excluding local programming windows), decreasing the amount allocated to our CTC affiliates. As a result of these steps, we do not believe that the reduction in the amount of available advertising negatively affected our results of operations in 2008. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day. We place all of our national advertising in Kazakhstan through Video International.

        In general, national television advertising in any particular time slot is sold on the basis of gross rating points ("GRPs"), which refers to a particular measure of the population that has been watching a given broadcaster during a given 30-second time slot. Local television advertising is sold on the basis of both GRPs and by time (in 30 second slots).

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

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of ratings in CTC's target audience, the 6-54 demographic; it generally places Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places DTV's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers (18+ year-old viewers in 2008).

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

        Television advertising sales vary over the course of the year. As a result of seasonality trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. Although the fourth quarter of 2008 was negatively affected by the economic instability in Russia, we still generated a greater proportion of our advertising revenues in that quarter as compared to other quarters of the year. In 2008, approximately 29% of our total annual advertising revenues were generated in the fourth quarter, as compared to the fourth quarter of 2007 where we generated 35% of our total annual advertising revenues in the fourth quarter.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold in rubles, and our ability to increase our advertising inventory. Because of the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be modest. With respect to increases in our advertising inventory, our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell.

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

        Under the terms of the agreements relating to our networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our Networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients of our networks to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of our network's gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days.

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

        The contracts for the placement of advertising, our principal source of revenue, are denominated primarily in rubles and we currently expect that almost all of our advertising revenues in future years will be denominated in rubles. In order to mitigate our currency risk exposure, Video International agreed that it would seek to amend its agreements with existing advertisers to provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar measured over a 30-day period in any year fluctuates by more than 15% from the exchange rate on January 1 of that year so long as the parties had not otherwise agreed to new advertising rates to reflect such currency fluctuations. If Video International did not enter into such amendments with advertisers and such currency fluctuations did occur, Video International is obligated to compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation. Given the current economic situation and its impact on the advertising market, we have chosen not to enforce this obligation.

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

        We receive copies of contracts entered into between Video International and advertisers in respect of our network advertising, including agreed pricing terms, and we verify the revenues under these agreements based on the contract terms and the advertising spots that we air for the advertisers. We are in the process of implementing a similar monitoring process at the local level, where most advertising sales have been handled by Video International since the beginning of 2006. Although our agreements with Video International do not contain specific provisions regarding audit procedures, this monitoring process enables us to verify revenues and related data reported by Video International.

Recent Acquisitions

Kazakh broadcaster

        On February 29, 2008, we acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, that provide the exclusive advertising sales function and programming content to Channel 31 (together, the "Channel 31 Group"). These interests provide us with a right to 60% of the economic interest of the Channel 31 Group. The total purchase consideration for the Channel 31 Group comprised approximately $65.3 million, including $0.5 million in direct transaction costs.

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

        As of December 31, 2008, we recorded noncash impairment losses of $74.7 million related to the impairment of the Channel 31 broadcasting license and $58.2 million to the impairment of goodwill of Channel 31 Group. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies".

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

        As consideration for the acquisition, we paid MTG $190 million in cash, issued a promissory note to MTG in the amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV network to MTG. On the date of acquisition such indebtedness amounted to $65.7 million. In July 2008, from the proceeds of a credit facility we signed in June 2008, we repaid the note in full and satisfied the DTV network indebtedness owing to MTG. For a description of this credit facility, see "—Credit Facility Agreement". Direct transaction costs incurred in conjunction with acquisition of DTV Group were $3.6 million.

        In connection with the purchase of DTV, we have also agreed to grant MTG a right of first offer, for a ten-year term, in the event that CTC Network seeks to license to any third-party any rights it or its affiliates hold to broadcast television programming in Estonia, Latvia or Lithuania.

        We began to consolidate the results of operations of the DTV Group with our operating results starting from the acquisition date.

        As of December 31, 2008, we recorded noncash impairment losses of $87.9 million related to the impairment of DTV Group broadcasting licenses and $7.7 million related to impairment of the trade name of DTV Group. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies".

Production companies

        In April 2008, we acquired two Russian production companies, Costafilm and Soho Media. Under the terms of the Costafilm share purchase agreement we paid an aggregate of approximately $1.0 million in cash in connection with closing. Annual cash earn-out payments, which are denominated in Russian rubles, of up to $10.9 million for each year or $32.7 million in aggregate for the three years (at the US dollar/ruble exchange rate as of December 31, 2008) are payable subject to achievement of certain performance criteria for 2008, 2009 and 2010. Costafilm has achieved all performance criteria for 2008. Accordingly, as of December 31, 2008, we have accrued a liability in respect of the 2008 earn-out payment in amount of $10.9 million. We have allocated $1.3 million of that amount to compensation expense for the previous owners of Costafilm, who continue to be employed by us, and $9.7 million to goodwill.

        Under the terms of the Soho Media share purchase agreement, we paid $4 million in cash in connection with closing. We are also required to make additional annual cash earn-out payments to the owners, denominated in US dollars, of up to $2 million for each year, or $6 million in aggregate for all three years subject to achievement of certain performance criteria for 2008, 2009 and 2010. Soho Media has achieved all performance criteria for 2008, and as such as of December 31, 2008, we have accrued a liability in respect of the 2008 earn-out payment in amount of $2.0 million. We allocated $500 of the total amount paid to compensation expense for the previous owners of Soho Media, who continues to be employed by us and $5.1 million to goodwill. The remaining amount was assigned to other assets acquired and liabilities assumed at acquisition.

Other acquisitions

        In April 2008, we acquired a 100% interest in OOO "CTC-Saratov" in Russia, for cash consideration of $12.8 million.

        In June 2008, we acquired a 100% interest in OOO Kanskoe TV, a station in Kansk in Russia, for a total cash consideration of $1.0 million.

        In October 2008, we acquired a 51% interest in a broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for $4.3 million. Based on an impairment test performed by the Company as of December 31, 2008, the value of the Moldovan broadcasting license was written down to zero. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies".

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount being payable on June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. In 2008, we paid principal and interest related to the Credit facility Agreement in the amounts of $44.8 million and $3.6 million, respectively.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in our results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates.

        We believe that as of December 31, 2008 we were in compliance with the covenants under the Credit Facility Agreement. If, however, the value of the ruble is below 33 rubles for 1 US dollar at March 31, 2009, we may fail to comply, as of that date, with the minimum stockholder equity covenant that requires us to maintain at least $500 million in stockholders' equity. We are currently in discussions with our lenders regarding receipt of a waiver or signing an amendment to the Credit Facility Agreement if this proves necessary. If in fact we fail to comply with the minimum stockholder equity covenant or any other covenant in the Credit Facility Agreement, and we fail to receive a waiver regarding such failure from our lenders or sign an amendment modifying this covenant, our debt obligations under the Credit Facility Agreement may be accelerated. Although we currently project that we would have sufficient cash on hand and cash from operations to repay in full our obligations under the Credit Facility Agreement and continue to fund our operations, our liquidity would be negatively impacted and we expect that we would be required to implement more restrictive cash management measures. Moreover, we cannot assure you that the revenue and expense assumptions underlying this projection will prove to be accurate, particularly in light of the uncertain economic environment in which we are currently operating. See "Item 1A. Risk Factors—If we do not comply with the covenants of our credit facility agreement, our debt obligation may be accelerated, which would negatively impact our liquidity".

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

        The prevailing Russian ruble exchange rate to US dollar as of February 24, 2009 was 36.08 rubles for 1 US dollar.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2008. The preparation of these consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

Foreign currency translation

        Prior to January 1, 2006, our functional currency was the US dollar. Beginning in January 2006, Video International began placing all our advertising sales in rubles. As a result, a substantial amount of our advertising revenues for 2006, 2007 and 2008 was denominated in rubles. Going forward, substantially all of our advertising revenues will be denominated in rubles. Accordingly, we re-evaluated the functional currency criteria under Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, and determined that, beginning in 2006, the functional currency of our subsidiaries domiciled in Russia is the ruble. Therefore, since January 1, 2006, the financial statements of our Russian subsidiaries have been translated into US dollars using the current rate method.

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

        Russian-produced series with twenty episodes or less and sitcoms irrespective of the number of episodes are amortized 45% after the first run, 35% after the second run and 20% after the third run, when a license provides for three or more runs. When a license provides for two runs, we amortize the cost of Russian series and sitcoms 60% after the first run and 40% after the second run.

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

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media, our programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, as a component of film costs. We classify all internally-developed programming within non-current assets.

        Based on our analysis of advertising revenues, we believe that our amortization policy appropriately allocates the cost of programming rights with revenues earned. We review our amortization policy each quarter to ensure its continued appropriateness in light of changes in the Russian television advertising market, viewing patterns, our programming mix and schedule and our networks' audience share. We carry program rights on our balance sheet at the lower of amortized cost or net realizable value. We review the carrying amounts of our programming rights on a quarterly basis or more frequently if determined necessary. If the carrying amount of any programming right exceeds its expected future revenues, we write down the carrying value to net realizable value. We recognized impairment charges on our programming rights of $3.7 million, $5.7 million and $16.6 million for 2006, 2007 and 2008, respectively.

Stock-based compensation expense

        On January 1, 2006, we adopted SFAS No. 123-R, Share-Based Payment, under the modified prospective method. Under SFAS No. 123-R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income. The cost of the equity instruments should be measured based on fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Since we had previously accounted for our stock-based compensation plans under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or results of operations.

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

Accounting for acquisitions; goodwill and other intangible assets

        In accordance with SFAS No. 141, Business Combinations, we allocate the purchase price of our acquisitions to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values, with the excess purchase price over those fair values being recorded as goodwill. The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. If we had made different estimates, the amount of the purchase price attributable to intangible assets and goodwill would have changed, resulting in changes to the annual amortization charge recorded in our Consolidated Statements of Income and Comprehensive Income as well as reclassifications between goodwill and different types of intangible assets.

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

        Our annual assessment of the carrying values of intangible assets with indefinite lives and goodwill is based on discounted projected future cash flows. When an impairment review is undertaken, whether it be our annual assessment or if events or changes in circumstances indicate such carrying value may not be recoverable, significant judgment is required in estimating projected future cash flows including the determination of certain variables: discount rates, terminal values, the number of years on which to base the cash flow projections as well as the assumptions and estimates used to determine the cash inflows and outflows. As of December 31, 2008, we have recorded noncash impairment losses totaling $232.7 million related to intangible assets recorded in connection with acquisitions completed in 2008. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies".

        In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the Russian broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life and effective January 1, 2008, we changed our estimate for the useful lives of these licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. See "—Comparison of Consolidated Results of Operations for the Years ended December 31, 2006, 2007 and 2008—Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)".

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

        Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2008 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies see "Item 8. Financial Statements and Supplementary Data—Note 13, Income Taxes and Note 16, Commitments and Contingencies".

        We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2006	2007	2008
Revenues:
Advertising	96.4%	95.9%	97.4%
Sublicensing and other	3.6	4.1	2.6

Total operating revenues	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(4.3)	(4.0)	(5.3)
Selling, general and administrative (exclusive of depreciation and amortization)	(15.2)	(14.8)	(15.2)
Amortization of programming rights	(31.8)	(32.5)	(34.5)
Amortization of sublicensing rights	(1.8)	(2.0)	(1.3)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.3)	(5.8)	(2.1)
Impairment loss	—	—	(36.3)

Total operating expenses	(58.4)	(59.1)	(94.7)

Operating income	41.6	40.9	5.3
Foreign currency gains (losses)	0.4	—	(4.5)
Interest income	0.9	2.3	1.0
Interest expense	(0.5)	—	(1.5)
Gains on sale of businesses	0.3	0.2	—
Other non-operating (losses) income, net	(0.1)	0.3	0.1
Equity in income of investee companies	0.6	(0.3)	0.2

Income before income tax and minority interest	43.2	(43.4)	0.7
Income tax expense	(13.2)	(13.4)	(3.1)
(Income) loss attributable to minority interest	(1.3)	(1.2)	5.9

Net income	28.7%	28.8%	3.5%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies, Costafilm and Soho Media that comprise our Production Group. As a result, our operating results for 2008 include the operations of the Channel 31 Group for ten months and the operations of the DTV Group and the Production Group for nine months.

Comparison of Consolidated Results of Operations for the Years ended December 31, 2006, 2007 and 2008

  Total operating revenues

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$264,733	$321,517	$417,130
Change period-to-period	—	21.4%	29.7%
Domashny Network	20,649	39,077	64,155
Change period-to-period	—	89.2%	64.2%
DTV Network	n/a	n/a	35,884
Change period-to-period	—	—	n/a
CTC Television Station Group	74,765	96,307	96,737
Change period-to-period	—	28.8%	0.4%
Domashny Television Station Group	11,566	17,471	17,072
Change period-to-period	—	51.1%	(2.3)%
DTV Television Group	n/a	n/a	5,437
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	10,930
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	47,615
Change period-to-period	—	—	n/a
Eliminations and other	(879)	(2,316)	(54,789)

Total	$370,834	$472,056	$640,171

Change period-to-period	—	27.3%	35.6%

        Our total operating revenues grew by approximately 27.3% and 35.6%, respectively, when comparing 2006 to 2007 and 2007 to 2008. The increase in revenues reflects the continued growth of the Russian television advertising market in this period resulting in higher advertising rates, and the impact of acquisitions, primarily of the DTV Group and Channel 31 in Kazakhstan, acquired in 2008, and several regional stations acquired in 2007 and 2008. Increases in the price of television advertising in 2008 when compared to 2007 were driven in part by a decrease in the amount of advertising permitted to be broadcast under Russian law effective January 1, 2008. See "—Television Advertising Sales". In addition, the increase in our revenues when comparing 2006 to 2007 and 2007 to 2008 was partially due to the fact that substantially all of our advertising revenue is denominated in rubles. We estimate that the appreciation of the Russian ruble against the US dollar in 2007 and the first half of 2008 resulted in increases of approximately 6.6% and 2.2%, respectively, in our advertising revenues. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues in the last five months of 2008 were materially adversely impacted. Since January 1, 2009 through February 24, 2009, the ruble has suffered a further depreciation against the US dollar of approximately 18.6%. A continuing depreciation of the Russian ruble will continue to have a material negative effect on our reported revenues. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected compared to 2008".

        When comparing 2007 and 2008, the growth in our advertising revenues at our Television Station Groups as compared to our networks was impacted by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations. We believe this decrease was driven primarily by the increase in advertising rates over the period which caused many large advertisers to shift more of their advertising budgets to national, rather than local, campaigns. Because of the current economic instability in Russia, we do not expect advertising rates to increase in the near term. Nonetheless, we expect to continue to see advertisers shift more of their advertising budgets to national, rather than local, campaigns in reaction to the current economic instability. Because we record our advertising revenues net of commissions, revenues at our Television Station Groups were favorably impacted in 2007 by the significantly lower commission rate paid by our owned-and-operated stations to Video International in connection with the variable commission rate negotiated through 2007. Effective January 1, 2008, the fixed commission rate of 15% was re-instated on local advertising sales, thus decreasing our advertising revenues at our Television Station Groups in 2008 when compared to 2007.

        Advertising expenditures tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. Recently, however, Russia, like many other countries, has experienced economic instability. The continuing global credit crisis, the related turmoil in the global financial system and recent decreases in international oil prices have had and may continue to have a negative impact on the Russian economy. In addition, the Kazakh economy continues to experience instability. As a result of the current global economic instability and the deterioration in the Russian and Kazakh economies, we believe total television advertising spending in these countries will be adversely affected. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues to prevail or if those economies deteriorate further".

  Advertising revenues

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$253,321	$304,350	$398,364
Change period-to-period	—	20.1%	30.9%
Domashny Network	20,647	39,074	64,077
Change period-to-period	—	89.2%	64.0%
DTV Network	n/a	n/a	35,810
Change period-to-period	—	—	n/a
CTC Television Station Group	73,549	94,752	94,893
Change period-to-period	—	28.8%	0.1%
Domashny Television Station Group	9,436	14,431	13,760
Change period-to-period	—	52.9%	(4.6)%
DTV Television Group	n/a	n/a	5,058
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	10,657
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	717
Change period-to-period	—	—	n/a
Eliminations and other	381	62	—

Total	$357,334	$452,669	$623,336

Change period-to-period	—	26.7%	37.7%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places the CTC Network's advertising on the basis of ratings in CTC's target audience, the 6-54 demographic; it generally places the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places the DTV Network's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers (18+ year-old viewers in 2008). The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    Advertising revenues for the CTC Network increased by 20.1% and 30.9%, respectively, when comparing 2006 to 2007 and 2007 to 2008. This increase was principally due to increased advertising rates, caused in part by a reduction in the amount of airtime available for advertising starting in January 2008 and the appreciation of the Russian ruble against the US dollar through August 2008. The television advertising market in Russia grew from $3.2 billion in 2006 to $4.4 billion in 2007, and then to $5.5 billion in 2008, which resulted in a general increase in our advertising rates.

        The increase in our advertising rates in 2007 and 2008 was partially offset by a decrease in our target audience share in 2007 and 2008 compared to 2006. The average target audience share of the CTC Network was 12.9%, 11.3% and 11.8% in 2006, 2007 and 2008, respectively. The average overall audience share of the CTC Network was 10.4%, 9.0% and 9.0% in 2006, 2007 and 2008, respectively. The decrease in our audience share in 2007 as compared to 2006 was the result of broadcasting of our highly successful series Born Not Pretty during 2006, and, to a lesser extent, increased competition and relative underperformance of our programming in 2007.

        From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently expect that the modification in the audience measurement system will decrease CTC's target audience share by up to 0.7 percentage points, which is likely to have a negative effect on CTC's advertising revenues in the future.

        Domashny Network.    Domashny Network's advertising revenues increased by 89.2% and 64.0%, respectively, when comparing 2006 to 2007 and 2007 to 2008, principally due to increased advertising rates, increases in audience share and the appreciation of the Russian ruble against the US dollar through August 2008. The average target audience share of the Domashny Network was 1.7%, 2.4% and 2.8% in 2006, 2007 and 2008, respectively. The average overall audience share of the Domashny Network was 1.4%, 1.9% and 2.2% in 2006, 2007 and 2008, respectively.

        DTV Network.    The DTV Network contributed $35.8 million to our consolidated advertising revenues for 2008, amounting to 5.7% of our consolidated advertising revenues. Both the target and overall audience shares of the DTV Network were 1.8% during 2008.

        CTC, Domashny and DTV Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 28.8% when comparing 2006 to 2007, and were flat when comparing 2007 to 2008. Advertising revenues of the Domashny Television Station Group increased by 52.9% when comparing 2006 to 2007, and decreased by 4.6% when comparing 2007 to 2008.

        The increase in revenues for both CTC and Domashny Television Station Groups when comparing 2006 to 2007 was primarily the result of increased advertising rates, increased sellout and a decrease in the effective commission rate payable to Video International (discussed below) for 2007. Advertising rates generally increased in 2007 as compared to 2006 due to an overall increase in the demand for television advertising in Russia.

        Advertising revenues of the CTC and Domashny Television Station Groups when comparing 2007 and 2008 were favorably impacted by newly acquired stations, increase in sellout and appreciation of the Russian ruble against the US dollar in the first half of 2008. The growth was offset by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations when comparing 2007 to 2008 due to a reduction in the amount of airtime available for advertising starting in January 2008, as well as reallocation of advertising budgets to national, rather than local campaigns (as discussed above). Also, effective January 1, 2008, the fixed commission rate of 15% was re-instated on local advertising sales (discussed below), thus decreasing our advertising revenues at our Television Station Groups in 2008 as compared to 2007.

        In order to incentivize Video International to achieve negotiated 2007 sales targets, we agreed a variable commission structure with them for our Television Station Groups during the period from April 1 to December 31, 2007. Video International did not achieve the agreed quarterly sales targets during the period from April 1 to December 31, 2007 for a majority of our stations. As a result, the effective commission rate paid by our Television Station Groups for the full-year 2007 was 4%. Because the fixed 15% commission rate has been re-instated as of January 1, 2008, our Television Station Groups did not benefit from the variable commission rate that was in effect for the last three quarters of 2007.

        The DTV Television Station Group contributed $5.1 million or 0.8% to our consolidated advertising revenues for 2008.

        CIS Group.    CIS Group contributed $10.7 million or 1.7% to our consolidated advertising revenues for 2008. Channel 31 Group contributed a majority of the revenues of this segment for this period.

        Because of the current economic instability in Russia and globally, the ruble has been depreciating against the US dollar and television advertising spending in 2009 may be negatively impacted. For a discussion of the impact of these factors on our advertising revenues, see "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected compared to 2008; and —We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues to prevail or if those economies deteriorate further."

  Sublicensing and other revenues

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$11,412	$17,167	$18,766
Change period-to-period	—	50.4%	9.3%
Domashny Network	3	2	78
Change period-to-period	—	(33.3)%	3800.0%
DTV Network	n/a	n/a	73
Change period-to-period	—	—	n/a
CTC Television Station Group	1,217	1,555	1,845
Change period-to-period	—	27.8%	18.6%
Domashny Television Station Group	2,130	3,040	3,312
Change period-to-period	—	42.7%	8.9%
DTV Television Group	n/a	n/a	379
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	273
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	46,898
Change period-to-period	—	—	n/a
Eliminations and other	(1,262)	(2,377)	(54,789)

Total	$13,500	$19,387	$16,835

Change period-to-period	—	43.6%	(13.2)%

        Networks.    The increase in sublicensing and other revenues at the CTC Network level when comparing 2006 and 2007 primarily resulted from sales of certain Russian mini-series originally commissioned by us to First Channel in Russia and increased sales of Russian series in Ukraine. The increase in sublicensing and other revenue when comparing 2007 and 2008 was primarily due to intercompany sales to the CIS Group and to DTV Network and increased sales of Russian series to Ukraine, offset by decreased sales of certain Russian mini-series to First Channel in Russia.

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

        Production Group.    The majority of other revenues for the Production Group represent sales of in-house produced programming to our networks. These revenues are eliminated in consolidation.

        Eliminations and other.    We eliminate inter-company revenues from sublicensing and other revenues. These inter-company revenues consist primarily of programming rights sold by our Production Group to our networks and sublicensing rights sold by CTC Network to the CIS Group and DTV Network.

  Total operating expenses

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(125,021)	$(155,268)	$(209,748)
Change period-to-period	—	24.2%	35.1%
Domashny Network	(25,276)	(33,728)	(45,287)
Change period-to-period	—	33.4%	34.3%
DTV Network	n/a	n/a	(28,597)
Change period-to-period	—	—	n/a
CTC Television Station Group	(26,692)	(39,341)	(36,354)
Change period-to-period	—	47.4%	(7.6)%
Domashny Television Station Group	(21,031)	(25,448)	(14,520)
Change year-on-year	—	21.0%	(42.9)%
DTV Television Group	n/a	n/a	(95,247)
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	(150,643)
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	(42,314)
Change period-to-period		—	n/a
Eliminations and other	(18,501)	(25,210)	16,720

Total	$(216,521)	$(278,995)	$(605,990)

Change period-to-period	—	28.9%	117.2%
% of total operating revenues	58.4%	59.1%	94.7%

        Our total operating expenses as a percentage of operating revenues amounted to 58.4%, 59.1%, and 94.7% in 2006, 2007 and 2008, respectively. Our total operating expenses as a percentage of operating revenues increased when comparing 2006 and 2007 mainly due to increases, as a percentage of operating revenues, in amortization of programming rights, amortization of sublicensing rights and depreciation and amortization expense, offset by decreases, as a percentage of operating revenues, in direct operating expenses and selling, general and administrative expenses. Our total operating expenses as a percentage of operating revenues increased when comparing 2007 and 2008 mainly due to a noncash impairment loss of $232.7 million. The overall increase also resulted from increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses and amortization of programming rights, offset by decreases, as a percentage of operating revenues, in amortization of sublicensing rights and depreciation and amortization expense.

        In response to the current economic instability in Russia, we have taken steps to reduce our total operating expenses in 2009. Starting from the fourth quarter of 2008, we have reduced our headcount by approximately 300 persons. We are also actively negotiating with our programming suppliers and production companies to reduce the cost of the programming we broadcast, while focusing on maintaining the quality of our programming. As a result of these and other cost-cutting measures, we expect to decrease our total operating expenses in 2009 as compared to 2008.

  Direct operating expenses

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(5,158)	$(5,851)	$(8,851)
Change period-to-period	—	13.4%	51.3%
Domashny Network	(2,793)	(3,644)	(4,141)
Change period-to-period	—	30.5%	13.6%
DTV Network	n/a	n/a	(2,440)
Change period-to-period	—	—	n/a
CTC Television Station Group	(4,984)	(5,906)	(8,735)
Change period-to-period	—	18.5%	47.9%
Domashny Television Station Group	(3,333)	(4,291)	(5,156)
Change period-to-period	—	28.7%	20.2%
DTV Television Group	n/a	n/a	(3,807)
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	(1,890)
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	(38,581)
Change period-to-period	—	—	n/a
Eliminations and other	494	898	39,874

Total	$(15,774)	$(18,794)	$(33,727)

Change period-to-period	—	19.1%	79.5%
% of total operating revenues	4.3%	4.0%	5.3%

        Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 1.9%, 1.8% and 2.1% in 2006, 2007 and 2008, respectively. At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues were 13.5%, 9.3% and 6.5% in 2006, 2007 and 2008, respectively. In absolute terms, direct and operating expenses at CTC Network increased mainly due to a $1.1 million provision related to prepayment of certain programming rights that we determined to be not recoverable, as well as to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective June 2006. In absolute terms, direct operating expenses at Domashny Networks increased mainly due to salary increases and the fact that we switched the denomination of the salaries of most of our employees from dollars to rubles effective June 2006.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 6.8% during 2008.

        Although we generally expect our direct operating expenses at the Network level to decrease in 2009 compared to 2008, we expect this decrease at the Domashny and DTV Networks to be offset by fees that we expect to pay to some of the independent affiliates of these networks in exchange for broadcasting their signals.

        Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are significantly higher as a percentage of those segments' total operating revenues compared to our networks because we bear the transmission costs of our owned-and-operated stations.

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues amounted to 6.7%, 6.1% and 9.0% in 2006, 2007 and 2008, respectively. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 28.8%, 24.6% and 30.2% in 2006, 2007 and 2008, respectively. Direct operating expenses as a percentage of revenues decreased when comparing 2006 and 2007 as a result of increased revenues in both segments. Direct operating expenses as a percentage of revenues increased when comparing 2007 and 2008 as a result of revenues staying at approximately the same level for both CTC and Domashny Television Station Groups. In absolute terms, direct operating expenses increased in both segments over the periods under review primarily as a result of newly acquired stations, increases in transmission costs and increases in salaries and benefits. The increase in salaries and benefits was due to annual raises in compensation, increases in headcount and appreciation of the Russian ruble against the US dollar through August 2008. In addition, CTC Television Station Group's transmission and maintenance costs increased primarily due to a new agreement for transmission services signed by its Moscow station with one of the local largest cable operators effective January 1, 2008.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 70.0% during 2008.

        Direct operating expenses as a percentage of Domashny and DTV Television Station Group's total operating revenues is higher than that of the CTC Television Station Group reflecting the earlier stage of operations of those segments.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom (which is the primary carrier of our networks' signals in Moscow), indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication, by the end of 2007. To date, no such resolution has been reached. If we were required to pay transmission fees to these cable operators, our direct operating expenses would be increased, possibly materially.

        CIS Group.    For the CIS Group, direct operating expenses principally comprise transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues were 17.3% during 2008.

        Production Group.    For the Production Group, direct operating expenses principally comprise direct and general production costs associated with programming sold to CTC, Domashny and DTV Networks. These costs consist mainly of production staff salaries, compensation to actors and other direct costs and production overheads.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of programming rights sold by our Production Group to CTC, Domashny and DTV Networks and service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to nil, $0.7 million and $0.9 million, respectively, in 2006, 2007 and 2008.

  Selling, general and administrative expenses

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(12,785)	$(14,061)	$(15,657)
Change period-to-period	—	10.0%	11.4%
Domashny Network	(5,981)	(6,004)	(8,351)
Change period-to-period	—	0.4%	39.1%
DTV Network	n/a	n/a	(4,853)
Change period-to-period	—	—	n/a
CTC Television Station Group	(13,831)	(18,759)	(19,197)
Change period-to-period	—	35.6%	2.3%
Domashny Television Station Group	(6,628)	(6,645)	(6,785)
Change period-to-period	—	0.3%	2.1%
DTV Television Group	n/a	n/a	(1,211)
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	(5,966)
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	(3,681)
Change period-to-period	—	—	n/a
Eliminations and other	(17,072)	(24,211)	(31,500)

Total	$(56,297)	$(69,680)	$(97,201)

Change period-to-period	—	23.8%	39.5%
% of total operating revenues	15.2%	14.8%	15.2%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues amounted to 4.8%, 4.4% and 3.8% in 2006, 2007 and 2008, respectively. The decrease reflects growth in CTC Network's revenues over the periods under review. The increase in selling, general and administrative expenses in absolute terms when comparing 2006 and 2007 was due in part to increases in salary and benefits and the appreciation of the Russian ruble against the US dollar through August 2008. The increase in selling general and administrative expenses in absolute terms when comparing 2007 and 2008 was due to increases in salary and benefits, increases in advertising and promotion expenses and the appreciation of the Russian ruble against the US dollar through August 2008.

        Advertising and promotion expenses were $3.3 million, $3.1 million and $3.6 million in 2006, 2007 and 2008, respectively.

        Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue amounted to 29.0%, 15.4% and 13.0% in 2006, 2007 and 2008, respectively. This decrease reflects growth in Domashny Network's revenues over the periods under review. Selling, general and administrative expenses increased in absolute terms when comparing 2006 and 2007 primarily due to increases in salaries and benefits offset by decreases in promotional expenses and consulting costs. Selling, general and administrative expenses increased in absolute terms when comparing 2007 and 2008 primarily due to increases in salaries and benefits expenses, increases in advertising and promotion expenses and the appreciation of the Russian ruble against the US dollar through August 2008. Advertising and promotion expenses were $1.5 million, $1.3 million and $1.6 million in 2006, 2007 and 2008, respectively.

        DTV Network.    Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenues were 13.5% during 2008. Advertising and promotion expenses amounted to $1.2 million in 2008.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 18.5%, 19.5% and 19.8% in 2006, 2007 and 2008, respectively. The increase in this expense, as a percentage of this segment's total operating revenues, when comparing 2006 and 2007, was primarily due to increase in advertising and promotion expenses related to an additional advertising campaign in Moscow to promote our 2007 fall season. In absolute terms, these expenses increased for that period also due to increase in salaries and benefits, and acquisition of new stations. The increase in selling, general and administrative expenses, as a percentage of this segment's total operating revenues, when comparing 2007 and 2008, was primarily due to flat operating revenues over those years. These expenses increased over this period primarily due to newly acquired stations, increases in salaries and benefits and higher rent expenses, offset by the decrease in VAT related to advertising and promotion expenses due to the change in our tax policy related to such expenses for 2008, as well as a catch up adjustment related to this change for the three previous years for which we filed a revised tax declaration. Advertising and promotion expenses amounted to $5.1 million, $7.9 million and $7.8 million in 2006, 2007 and 2008, respectively.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 57.3%, 38.0%, and 39.7% in 2006, 2007 and 2008, respectively. The decrease in this expense as a percentage of this segment's total operating revenues when comparing 2006 and 2007 reflected strong revenue growth while the increase in this expense in absolute terms was primarily due to increases in salaries and benefits offset by a decrease in advertising and promotion expense. The increase in this expense as a percentage of this segment's total operating revenues when comparing 2007 and 2008 was primarily due to a modest decrease in operating revenue from 2007 to 2008 accompanied by an increase in expenses arising from newly acquired stations and increases in salaries and benefits. These increases were offset by the re-allocation of a portion of this segment's salaries and benefits related to shared services to the DTV Television Station Group and a decrease in VAT related to advertising and promotion expenses (as discussed above). Advertising and promotion expenses for this segment amounted to $2.0 million, $1.6 million and $1.5 million in 2006, 2007 and 2008, respectively.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 22.3% in 2008.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 54.6% in 2008.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 7.7% in 2008.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $10.2 million, $11.2 million and $17.1 million for 2006, 2007 and 2008, respectively. The increase in general and administrating expenses of our corporate headquarters when comparing 2006 and 2007 was due to additional headcount, annual compensation increases and board member fees, partially offset by $1.0 million in IPO-related costs incurred in 2006. The increase in general and administrating expenses of our corporate headquarters when comparing 2007 and 2008 was mainly due to increases in certain consulting costs, increases in board member fees, an increase in our salaries and benefits resulting primarily from salary and benefits of our new Chief Executive Officer ("CEO") and annual compensation increases.

        Corporate stock-based compensation expense amounted to $7.1 million, $13.0 million, and $15.2 million for 2006, 2007 and 2008, respectively. The increase in stock-based compensation when comparing 2006 and 2007 resulted from the grant of stock options to our executive officers and other management in June 2006 upon the closing of our IPO, as well as additional grants of stock options to management in the second and fourth quarters of 2007. The increase in stock-based compensation when comparing 2007 and 2008 resulted principally from a stock option grant to our new CEO. One-half of the shares underlying the CEO stock option grant vest based on the passage of time and the other one-half vest upon the achievement of certain performance objectives for 2009, 2010 and 2011. With respect to the portion of the option shares that are subject to time-based vesting, we recognized stock-based compensation in the amount of $2.2 million in 2008 and expect to recognize additional stock-based compensation expense of approximately $5.8 million for 2009, $5.4 million for 2010 and $2.7 million for 2011. We will begin to recognize stock-based compensation expense for the portion of the option shares that are subject to performance-based vesting starting on January 1, 2009. We expect to recognize related stock-based compensation expense on this portion of the CEO option of approximately $0.5 million for 2009, $1.2 million for 2010 and $1.9 million for 2011, $0.5 million for 2012 and $0.2 million for 2013. We also recognized an additional $0.5 million in stock-based compensation expense in 2008 as a result of the extension of the vesting period of an option granted to our former COO in connection with his departure.

  Amortization of programming rights

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(99,249)	$(124,725)	$(172,573)
Change period-to-period	—	25.7%	38.4%
Domashny Network	(15,954)	(23,450)	(32,139)
Change period-to-period	—	47.0%	37.1%
DTV Network	n/a	n/a	(11,230)
Change period-to-period	—	—	n/a
CTC Television Station Group	(2,933)	(5,433)	(6,315)
Change period-to-period	—	85.2%	16.2%
Domashny Television Station Group	(39)	(132)	(40)
Change period-to-period	—	238.5%	(69.7)%
DTV Television Group	n/a	n/a	(11)
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	(4,856)
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	—
Change period-to-period	—	—	n/a
Eliminations and other	149	209	6,607

Total	$(118,026)	$(153,531)	$(220,557)

Change period-to-period	—	30.1%	43.7%
% of total operating revenues	31.8%	32.5%	34.5%

        CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues amounted to 37.5%, 38.8% and 41.4% for 2006, 2007 and 2008, respectively. The increase in amortization of programming rights for the CTC Network when comparing 2006 to 2007 and 2007 to 2008 in absolute terms was due primarily to increases in the cost of programming, particularly Russian-produced series and foreign movies. The increase in amortization of programming rights for the CTC Network when comparing 2007 to 2008 was also due to increases in impairment charges and the effect of a change in our amortization policy for certain types of Russian-produced series recognized in 2008.

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

        The effect of this change in our amortization resulted in additional amortization expense of $9.5 million 2008. Had we continued in 2008 with our prior policy, amortization of programming rights for CTC Network in 2008 would have been $163.1 million, or 39.1% of this segment's total operating revenues.

        Impairment charges amounted to $3.7 million, $5.7 million, and $16.6 million for 2006, 2007 and 2008, respectively. The increase in impairment charges when comparing 2007 and 2008 was mainly due to the underperformance of three Russian series launched in the first half of 2008, as well as a result of revision of our expectations about the revenues that we will be able to generate in the upcoming years due to the current economic instability.

        Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues amounted to 77.3%, 60.0%, and 50.1% for 2006, 2007 and 2008, respectively. The decrease in Domashny's amortization of programming expense as a percentage of its total operating revenues is primarily the result of an increase in this segment's revenues.

        DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 31.3% in 2008.

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

        CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 44.4% during 2008.

  Amortization of sublicensing rights

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(6,773)	$(9,629)	$(11,704)
Change period-to-period	—	42.2%	21.5%
Eliminations and other		—	3,261

Total	$(6,773)	$(9,629)	$(8,443)

Change period-to-period	—	42.2%	(12.3)%
% of total operating revenues	1.8%	2.0%	1.3%

        The increase in amortization of sublicensing rights at the CTC Network level when comparing 2006 and 2007 was due primarily to the sale of certain Russian mini-series originally commissioned by us to First Channel in Russia and increased sales of Russian series in Ukraine. The increase in amortization of sublicensing rights at the CTC Network level when comparing 2007 and 2008 was primarily due to intercompany sales to the CIS Group and to DTV Network and increased sales of Russian series to Ukraine, offset by decreased sales of certain Russian mini-series to First Channel in Russia.

  Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Year ended December 31,
	2006	2007	2008
	(in thousands, except percentages)
CTC Network	$(1,056)	$(1,002)	$(963)
Change period-to-period	—	(5.1)%	(3.9)%
Domashny Network	(548)	(631)	(656)
Change period-to-period	—	15.1%	4.0%
DTV Network	n/a	n/a	(2,332)
Change period-to-period	—	—	—
CTC Television Station Group	(4,945)	(9,243)	(2,106)
Change period-to-period	—	86.9%	(77.2)%
Domashny Television Station Group	(11,031)	(14,380)	(2,538)
Change period-to-period	—	30.4%	(82.4)%
DTV Television Group	n/a	n/a	(2,330)
Change period-to-period	—	—	n/a
CIS Group	n/a	n/a	(880)
Change period-to-period	—	—	n/a
Production Group	n/a	n/a	(52)
Change period-to-period	—	—	n/a
Eliminations and other	(2,071)	(2,105)	(1,522)

Total	$(19,651)	$(27,361)	$(13,379)

Change period-to-period	—	39.2%	(51.1)%
% of total operating revenues	5.3%	5.8%	2.1%

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

        Television Station Groups.    Prior to January 1, 2008, we treated our Russian broadcast licenses as definite life assets and amortized them on a straight-line basis over five years. As a result, prior to 2008, a significant portion of the depreciation and amortization expense of our Television Station Groups was the amortization of these broadcast licenses. In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of our Russian broadcast licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of license renewal of broadcasting licenses and uncertainties in the regulatory environment. We believe that our history of renewals of broadcasting licenses, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political environment have progressed to the point where the original bases for our assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, we changed our estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our Russian broadcast licenses are not amortized but are tested for impairment on an annual basis. If we had continued to amortize our Russian broadcasting licenses in 2008, the depreciation and amortization expense for the CTC Television Station Group for 2008 would have been $13.8 million (or 14.3% of this segment's total operating revenues). The depreciation and amortization expense for the Domashny Television Station Groups in 2008 would have been $15.3 million (or 90.0% of this segment's total operating revenues). Because of our change in policy, however, depreciation and amortization expense as a percentage of total operating revenues fell from 6.6% in 2006 and 9.6% in 2007 to 2.2% in 2008 for the CTC Television Station Group and from 95.4% in 2006 and 82.3% in 2007 to 14.9% in 2008 for the Domashny Television Station Group.

        We have recently entered into contracts with Mostelecom to secure the right of CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015.

        The depreciation and amortization expense of DTV Television Station Group as a percentage of the segment's total operating revenues for 2008 was 42.9%. We expect that the amortization expense of this segment will increase in absolute terms in 2009 as we reach agreement with Mostelecom on payments for additional cable connections to Moscow households for the DTV signal.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

        Eliminations and other.    Other depreciation and amortization expense consists primarily of the amortization expense of $2.0 million, $2.0 million and $1.4 million in 2006, 2007 and 2008, respectively, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

  Impairment loss

        As of December 31, 2008, we recorded non-cash impairment losses totaling $232.7 million related to intangible assets and goodwill recorded in connection with acquisitions completed in 2008. Of the total impairment losses, $87.9 million related to the impairment of broadcasting licenses of DTV Television Station Group, $7.7 million related to impairment of the trade name of DTV Network, $74.7 million and $58.2 million related to impairment of the broadcasting license and goodwill, respectively, of Channel 31 Group and $4.2 million related to the impairment of the broadcasting license of our Moldova broadcasting group. The asset impairments noted above did not result in non-compliance with respect to any debt covenants.

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, as of the beginning of the fourth quarter, or between annual tests if events or changes in circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). We determine whether an impairment of goodwill has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is less than the estimated fair value of the reporting unit, we compare the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and we recognize a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, we compare fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired.

        Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the discounted cash flow ("DCF") analyses are based on our most recent budget and, for years beyond the budget, our estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units.

        The principal factors leading to the impairment losses recorded by us in 2008 were reductions in the projected future cash flows of the recently acquired businesses, as well as increases in the discount rates applied to those cash flows. These modifications were made to reflect the current economic instability in Russia and the other CIS countries in which we operate and the expectation that this economic environment may continue to prevail in the near to mid-term, following the continuing global credit crisis and the related turmoil in the global financial system. Although we continue to project future long-term growth in cash flows, such growth is lower than that estimated at the time the businesses were acquired. The reduction in estimated future cash flows since February 2008, when we acquired Channel 31 Group, and April 2008, when we acquired DTV Group, reflects the impact of the weaker economy, including a forecasted decline in gross domestic product and a forecasted decline in the growth of total advertising spending in ruble terms in 2009, offset in part by our increased cost controls and decreased statutory income tax rates in Russia and Kazakhstan effective from 2009. We used higher discount rates (ranging from approximately 22%-26% for 2009 to 13%-17% for 2013 and terminal years as compared to approximately 12-16% used in the original February 2008 valuation of Channel 31 Group, the April 2008 valuation of DTV Network and DTV Television Station Group and the October 2008 valuation of the Moldova Group). These increased rates reflect an expected increase in the risks inherent in the estimated future cash flows attributable to the current economic volatility, which became more pronounced during the fourth quarter of 2008.

        As a result of the impairment taken in 2008, the assets for which the estimated fair values were less than their carrying values were reduced to their estimated fair values as of December 31, 2008. As of December 31, 2008, our consolidated net book value (or shareholders' equity) amounted to $544.6 million. This compares to a market capitalization of our company as of December 31, 2008 of approximately $730.3 million.

        Should there be a significant continuation or worsening of the current economic instability or for other reasons, we may subsequently determine that these acquired assets are further impaired or we may determine that other assets that we hold are impaired, which would require us to record additional impairment losses that would adversely impact the our net income.

  Foreign currency gains (losses)

	Year ended December 31,
	2006	2007	2008
Foreign currency gains (losses)	$1,579	$151	$(28,861)

        The functional currency of our Russian subsidiaries is the ruble. In 2006, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities. In 2007, we experienced insignificant foreign currency gains and losses due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities. In 2008, our foreign currency loss primarily results from the impact of ruble depreciation on our dollar-denominated liabilities, which is represented mainly by the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets. During 2008, the ruble appreciated against the US dollar approximately 4.7% for the first seven months of the year and depreciated against the US dollar approximately 20.3% during the following five months. Overall, during the twelve month period ending December 31, 2008, the ruble depreciated against the US dollar approximately 16.5%.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement which is denominated in US dollars. See "—Credit Facility Agreement" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Year ended December 31,
	2006	2007	2008
Interest income	$3,479	$11,002	$6,221

        Our interest income consists of interest earned on our bank accounts. In 2006, our interest income primarily represents interest earned on our IPO proceeds received in early June 2006. The increase in interest income in 2007 as compared to 2006 is due primarily to interest earned on our increasing cash balances. Principally as a result of our recent acquisitions, our cash and cash equivalents balance decreased significantly during 2008 resulting in the reduction in interest income when comparing 2007 and 2008. Because of our decreased cash and cash equivalent balances and the need to use a significant portion of cash generated from operations to fund repayments under our Credit Facility Agreement, we expect our interest income to be lower in 2009. See "—Credit Facility Agreement".

  Interest expense

	Year ended December 31,
	2006	2007	2008
Interest expense	$(1,774)	$(3)	$(9,434)

        During 2006, our principal interest expense was interest paid on loans extended by Alfa Bank, an affiliate of one of our principal shareholders. The various loans outstanding from Alfa Bank during 2006 accrued interest at annual rates that varied from 10.25% to 15%. These loans were fully repaid in the second quarter of 2006. See "—Liquidity and Capital Resources".

        In connection with financing our acquisition of the DTV Group in April 2008, our interest expense increased significantly. On closing the acquisition, we issued a promissory note in favor of DTV Group's seller, MTG Broadcasting AB, in the principal amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65.7 million. The principal amount of the note accrued interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The debt owing from the DTV Group to MTG bore interest at rates varying from LIBOR plus 1.25% to 15%. By July 2008, we repaid the note in full and satisfied the indebtedness owing from the DTV Group to MTG principally from the proceeds of the Credit Facility Agreement that we signed on June 27, 2008 for $135.0 million. The amount outstanding under the Credit Facility Agreement as of December 31, 2008 (including accrued interest) was $90.4 million. The Credit Facility Agreement bears interest at an annual rate of LIBOR plus 3%. See "—Credit Facility Agreement".

  Gain on sale of businesses

	Year ended December 31,
	2006	2007	2008
Gain on sale of businesses	$919	$747	—

        In April 2006, we sold our 85% interests in two radio stations located in Perm for total cash consideration of $1.0 million and recognized a $0.8 million gain on the sale.

        In November 2006, we sold our 100% interest in a radio station located in Samara for total cash consideration of $0.6 million and recognized a $0.1 million gain on the sale.

        In June 2007, we sold our interest in a radio station in Omsk for total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

  Other non-operating (losses) income

	Year ended December 31,
	2006	2007	2008
Other non-operating (losses) income	$(200)	$1,168	$776

        In 2007, we sold a building in Omsk for total consideration of $1.8 million and recognized a $0.7 million gain on sale.

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

  Equity in income (losses) of investee companies

	Year ended December 31,
	2006	2007	2008
Equity in income of investee companies	$1,896	$(1,195)	$1,511

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it. In 2006, our equity in income of investee companies primarily consists of income attributable to our interests in the Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in Kazan station, bringing our ownership to 100%. As a result, only the operating results of our Novosibirsk station has been reflected in this line item since July 2007.

  Income tax expense

	Year ended December, 31
	2006	2007	2008
Income tax expense	$(48,969)	$(63,176)	$(19,874)

        Our effective tax rate was approximately 31% for 2006 and 2007. The decrease in non-offsettable losses in 2007 compared to 2006 was offset by recording an additional tax expense of $2.5 million related to management's decision to pay dividends to our US parent from our CTC Moscow station.

        The noncash impairment loss related to certain of our assets that we recorded as of December 31, 2008, decreased our income before tax by $232.7 million and decreased our income tax expense by $30.3 million. In November 2008, the tax legislation of Russia was amended to decrease Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation of Kazakhstan was amended to decrease statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. The changes in income tax rates are effective from January 1 of each of the respective years. The effect of these changes on our deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19.3 million as of December 31, 2008. Net of the impairment loss and change in income tax rates effects, our effective tax rate for 2008 would have been 29%. In the first quarter of 2008, we recognized income tax benefits in respect of deductions for certain advertising expenses related to 2005-2007, due to a change in our estimate of the sustainability of those deductions upon examination.

  Income attributable to minority interest

	Year ended December 31,
	2006	2007	2008
(Income) loss attributable to minority interest	$(4,918)	$(5,842)	$37,934

        Minority interest represents the share of net income of each of our consolidated owned-and-operated stations that is not wholly owned and that is therefore attributable to the minority stockholders of these companies. Income attributable to minority interest increased when comparing 2006 and 2007 in line with the increases in profitability of our consolidated owned-and-operated stations comprising our CTC Television Station Group.

        Income attributable to minority interest in 2008 was affected by the noncash impairment loss related to the broadcasting licenses and goodwill of Channel 31 Group. The effect amounted to $48.7 million. Minority interest related to our acquisition of Channel 31 Group was recognized at fair value in accordance with FIN No. 46.

  Foreign currency translation adjustment

	Year ended December 31,
	2006	2007	2008
Foreign currency translation adjustment	$17,961	$33,791	$(106,368)

        Effective January 1, 2006, our Russian domiciled subsidiaries changed their functional currency to the Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The 2006 amounts included a credit for the translation differences related to a new ruble cost basis established for all non-monetary assets as of January 1, 2003, when the Russian economy ceased to be considered hyperinflationary. The decrease in foreign currency translation adjustment, when comparing 2007 and 2008, was due to depreciation of the Russian ruble against the US dollar from August 2008. See "—Comparison of Consolidated Results of Operations for the Years ended December 31, 2006 2007 and 2008—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets at December 31, 2007 Compared to December 31, 2008

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $11.7 million to $33.7 million from December 31, 2007 to December 31, 2008. Of the total $22.0 million increase, approximately $3.2 million relates to accounts receivable of the DTV Group, which we acquired in the second quarter of 2008. The majority of the remaining increase in our trade accounts receivable relates primarily to increases in accounts receivable at the CTC and Domashny Networks as a result of Video International extending the payment terms for some of the advertisers.

  Broadcasting licenses

        Broadcasting licenses increased from $74.3 million to $166.2 million from December 31, 2007 to December 31, 2008 primarily due to our acquisition of the DTV Group and our acquisition of interests in the Channel 31 Group and regional Russian television stations. This increase was offset by noncash impairment losses of $87.9 million, $74.7 million and $4.2 million, related to the broadcasting licenses of our DTV Group, Channel 31 Group and broadcasting group in Moldova, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions."

  Cable Network Connections; Trade Names and Network Affiliation Agreements

        The balances of our cable network connections, trade names and network affiliation agreements increased materially from December 31, 2007 to December 31, 2008 principally due to our acquisition of the DTV Group. This increase was offset by noncash impairment loss of $7.7 million related to the DTV Group trade name. As of December 31, 2008, cable network connections, trade names and network affiliation agreements related to DTV Group amounted to $21.5 million, $11.9 million and $9.2 million, respectively. Our cable network connections also increased because we signed agreements in January 2008 with Mostelecom to secure the right of CTC and Domashny stations to be connected by cable to certain households in Moscow for a total cost of $3.9 million (at the exchange rate as of December 31, 2008) and capitalized this cost as an intangible asset.

  Goodwill

        Goodwill increased from $78.7 million to $223.0 million from December 31, 2007 to December 31, 2008 mainly due to our recent acquisitions of DTV Group and Channel 31 Group offset by $58.2 million in noncash impairment loss related to goodwill of Channel 31 Group. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions."

  Accounts Payable

        Accounts payable increased from $25.8 million at December 31, 2007 to $41.0 million at December 31, 2008 primarily due to increase in amounts due for purchases of programming rights.

  Accrued liabilities

        Accrued liabilities increased from $4.7 million to $41.6 million from December 31, 2007 to December 31, 2008, primarily due to our recent acquisitions. In conjunction with the acquisition of our interest in the DTV Group and Channel 31 Group, we assumed contingent liabilities related to income and non-income taxes in the amount of $6.2 million and $14.9 million (at the US dollar/ruble exchange rate as of December 31, 2008), respectively. In addition, as of December 31, 2008, we recorded a liability for 2008 earn-out payments of $12.9 million related to our two production companies.

  Taxes payable

        Taxes payable increased from $14.5 million to $30.2 million from December 31, 2007 to December 31, 2008 primarily due to increases in VAT payable as a result of a change in legislation which allowed VAT to be paid on a quarterly rather than monthly basis starting from October 1, 2008.

  Short-term and long-term loans and interest accrued

        The increase in short-term and long-term loans and interest accrued relates to the debt financing of our acquisition of the DTV Group. See "—Credit Facility Agreement".

  Deferred tax liabilities

        Deferred tax liabilities increased from $22.5 million at December 31, 2007 to $41.7 million at December 31, 2008 primarily due to deferred tax liabilities related to purchase price allocations in connection with our acquisitions of the DTV Group and an interest in the Channel 31 Group offset by noncash impairment loss related to these acquisitions.

  Minority interest

        Minority interest decreased from $3.2 million at December 31, 2007 to $2.5 million at December 31, 2008. The changes in this balance mainly related to our acquisition of an interest in the Channel 31 Group, which we recognized at fair value in accordance with FIN No. 46 offset by noncash impairment loss of $48.7 million related to this acquisition.

Liquidity and Capital Resources

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our business needs for the next 12 months. At December 31, 2008, we had $98.1 million in cash and cash equivalents, of which approximately 70% was held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        In response to the current economic environment and the possibility of further depreciation of our functional currencies (rubles in Russia and tenge in Kazakhstan) against our reporting currency (the US dollar), which, among other things, may cause us to fail to meet a financial covenant under our term credit facility (as described below), we have reviewed our cash management policies in an effort to more efficiently manage our liquidity. We have also undertaken measures to reduce cash outflows by delaying capital expenditures and reducing operating costs in a manner that we believe will not negatively impact on ability to run our business. Although we have begun and continue to negotiate improved pricing terms for our programming acquisitions, our most significant use of cash in operations ($245.7 million during 2008), we currently expect that cash used to acquire programming in 2009 will, in ruble terms, be generally in-line with cash used for this purpose in 2008.

        In addition to cash required to fund our operations and capital expenditures, we require cash to satisfy obligations under our US dollar-denominated term credit facility. Under the current terms of the credit facility, we are obligated to make principal payments of $33.8 million and $28.3 million in June 2009 and December 2009, respectively, with a final principal payment of $28.3 million in June 2010. We are also required to make interest payments on those dates based on a variable interest rate equal to LIBOR plus 3%. Under the terms of our credit facility agreement, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $500 million in stockholders' equity. If the value of the ruble is below 33 rubles to 1 US dollar at March 31, 2009, we may fail to comply with this minimum stockholder equity covenant as of that date. We are currently in discussions with our lenders regarding receipt of a waiver or signing an amendment to the credit facility agreement if this proves necessary. If in fact we fail to comply with the minimum stockholder equity covenant or any other covenant in the credit facility agreement, and we fail to receive a waiver regarding such failure from our lenders or sign an amendment modifying this covenant, the lenders would have the right to demand immediate repayment in full of our credit facility (which we estimate would be $91.4 million in principal and accrued interest as of March 31, 2009 applying the interest rate in effect as of February 24, 2009).

        Although we currently project that we would have sufficient cash on hand and cash from operations to repay in full our obligations under the credit facility agreement and continue to fund our operations if our obligations under the credit facility agreement were to be accelerated, our liquidity would be negatively impacted and we expect that we would be required to implement more restrictive cash management measures. If our revenue and expense assumptions underlying this projection do not prove to be accurate, particularly in light of the uncertain economic environment in which we are currently operating, or if the measures we are taking to manage our liquidity (as discussed above) are not sufficient, we may need to seek third party financing to fund our operations. If required, such third party financing may not be available on terms that are favorable to us, if at all, particularly in light of the current global credit crisis.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2006	2007	2008
	(in thousands)
Net cash provided by operating activities	$116,784	$158,023	$185,937
Net cash used in investing activities	(23,604)	(37,591)	(419,032)
Net cash provided by financing activities	65,356	733	20,595

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our cash flow from operating activities increased substantially over the periods under review principally because of the substantial increase in advertising revenues over these periods. Our advertising revenue was $357.3 million, $452.7 million and $623.3 million, respectively, for 2006, 2007 and 2008.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights was $133.6 million, $176.8 million and $245.7 million during 2006, 2007 and 2008, respectively, exceeding our programming rights and sublicensing rights amortization expense in each of these years. Programming rights and sublicensing rights amortization was $124.8 million, $163.2 million and $229.0 million, respectively, during 2006, 2007 and 2008.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, and purchases and establishment of new owned-and-operated stations. In 2006, we spent $3.9 million on capital expenditures, primarily on the purchase of broadcasting, transmission and video equipment and office and computer equipment. In terms of station acquisitions, we paid an aggregate of $22.4 million (net of cash acquired) in connection with the purchases of interests in regional television stations in Russia. We also received $1.0 million from the sale of our 85% interests in two radio stations located in Perm in April 2006.

        In 2007, we spent $5.6 million on capital expenditures, mainly on purchases of broadcasting, transmission and video equipment and office and computer equipment. We also paid an aggregate of $34.8 million (net of cash acquired) to acquire interests in regional television stations in Russia.

        In 2008, our cash used in investing activities increased significantly as we completed several major acquisitions. During that period, we paid cash of $331.6 million in connection with our acquisition of the DTV Group, $65.3 million for our 60% economic interest in the Channel 31 Group, $4.6 million related to our acquisitions of Costafilm and Sohomedia and $4.3 million related to our acquisition of controlling interest in broadcasting group in Moldova. These cash payments were offset by the cash on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in 2008, we paid cash of $14.0 million related to the acquisition of additional owned-and-operated stations. See "—Recent Acquisitions". In 2008, the amount we spent on capital expenditures also increased to $10.1 million.

        Cash used in financing activities includes proceeds and repayments of borrowings, proceeds from exercises of stock options and payments of dividends to minority interest holders in our owned-and-operated stations. In 2006, we borrowed $19.0 million from Alfa Bank prior to our IPO to finance acquisitions and repaid $60.0 million to fully extinguish our Alfa Bank borrowings. Upon closing our IPO in 2006, we received $105.0 million in net proceeds and $5.9 million from the exercise of stock options. In 2006 we paid $3.8 million in dividends to minority shareholders of our owned-and-operated stations. In 2007, we received $6.6 million from the exercise of stock options and paid $5.8 million in dividends to minority shareholders of our owned-and-operated stations. During 2008 we drew-down $135.0 million under the Credit Facility Agreement and later repaid $44.8 million of the outstanding principal. Also, in 2008 we repaid the outstanding principal amount of indebtedness to MTG, assumed in acquisition of DTV, and the related interest in the amount of $65.4 million.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Through 2009	2010 through 2011	2012 through 2013	Thereafter
	(in thousands)
Acquisition of programming rights	$160,662	$93,862	$63,446	$3,354	$—
Debt obligations	95,635	66,457	29,178	—	—
Transmission and satellite fees	73,098	13,498	28,657	30,943	—
Leasehold obligations	11,332	3,981	2,786	1,720	2,845
Cable connections	7,293	7,293	—	—	—
Acquisition of format rights	2,454	2,454	—	—	—

Total(1)	$350,474	$187,545	$124,067	$36,017	$2,845

(1)
FIN No. 48 liabilities in the amount of $11,330 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2 which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. The adoption of SFAS No.157 did not have a significant impact on our financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R significantly changes accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS 141(R), the reversal of tax contingencies related to our acquisitions will be recorded on our statements of income and not as an adjustment to goodwill.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for us on January 1, 2009. From the date of adoption we are required to report our noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No.161 will not have a significant impact on our financial statements.

        On April 25, 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141 (R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a significant impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the year ended December 31, 2008, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $58 million and $26 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected compared to 2008".

        Moreover, payments under our credit facility agreement are denominated in US dollars. As of December 31, 2008, outstanding principal and accrued interest under our credit facility agreement was $90.4 million. In order to reduce our foreign exchange risk related to a portion of our payments under our credit facility agreement, we entered into a foreign exchange forward contract in October 2008 with an aggregate notional amount of $66 million that obligates us to buy US dollars at ruble/US dollar exchange rates ranging from RUR 26.49/$1.00 to RUR 28.84/$1.00 on specified dates. This forward contract matures on June 15, 2010. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". We do not use hedging arrangements for trading or speculative purposes.

  Interest rate risk

        We are exposed to interest rate risk because the principal amount outstanding under our credit facility agreement, $90.3 million at December 31, 2008, bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The credit facility agreement provides, however, that, if at the time of fixing the interest rate for a next interest period the LIBOR rate, as determined by the British Bankers Association, is not available or if lenders whose participations exceed 35% of the outstanding loan under our credit facility agreement notify us that the cost to them of obtaining matching deposits in the London interbank market would be in excess of LIBOR, each lender is entitled to set an interest rate which expresses the cost to that lender of funding its participation in the loan from whatever source it may reasonably select. The current global credit crisis could lead to a significant tightening of interbank markets and increases in interest rates which in turn could lead to an increase in our interest expense. We do not believe that a hypothetical 1% increase in LIBOR would have a material impact on our results of operations, in part because we are obligated to repay $33.8 million outstanding under the credit facility agreement in June 2009, which will lower the principal amount of the loan and, hence, the interest accruing thereon.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2008, our internal control over financial reporting was effective.

        As permitted by SEC Staff Guidance, Frequently Asked Question No. 3 (September 24, 2007) regarding Release No. 34-47986, Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management's evaluation excluded (1) Channel 31, a Kazakh television broadcast company, acquired in February 2008, (2) DTV Group acquired in April 2008, and (3) two production companies, Costafilm and Soho Media, acquired in April 2008. Accordingly, management excluded from its assessment of the effectiveness of our internal controls over financial reporting the internal controls over financial reporting of these acquired businesses. As of December 31, 2008, these businesses represented approximately 41% and 49% of our total assets and net assets, respectively, and generated 8% and 3% of our total revenues and operating income before impairment, respectively during the year ended December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc.'s and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Channel 31, DTV Group, and two production companies Costafilm and Soho Media, which were acquired in 2008 and are included in the 2008 consolidated financial statements of CTC Media, Inc. and subsidiaries and constituted 41% and 49% of total assets and net assets, respectively, as of December 31, 2008 and 8% and 3% of revenues and operating income before impairment, respectively, for the year then ended. Our audit of internal control over financial reporting of CTC Media, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Channel 31, DTV Group and the two production companies Costafilm and Soho Media.

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 2, 2009

Item 9B.    Other Information.

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2009, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 2, 2009

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$307,073	$98,055
Trade accounts receivable, net of allowance for doubtful accounts (2007—$435; 2008—$1,355) (including accounts receivable from related parties: 2007—$2,138; 2008—$832)	11,690	33,670
Taxes reclaimable	4,843	8,171
Prepayments (including prepayments to related parties: 2007—$1,990; 2008—$518)	35,128	29,005
Programming rights, net	63,023	71,976
Deferred tax assets	12,938	14,166
Other current assets	3,342	7,720

TOTAL CURRENT ASSETS	438,037	262,763

RESTRICTED CASH	180	210
PROPERTY AND EQUIPMENT, net	24,768	22,722
INTANGIBLE ASSETS, net:
Broadcasting licenses	74,254	166,173
Cable network connections	77	25,205
Trade names	6,828	17,587
Network affiliation agreements	1,333	9,214
Other intangible assets	724	1,244

Net intangible assets	83,216	219,423
GOODWILL	78,674	223,027
PROGRAMMING RIGHTS, net	36,161	48,031
SUBLICENSING RIGHTS, net	2,591	1,221
INVESTMENTS IN AND ADVANCES TO INVESTEES	6,557	5,311
PREPAYMENTS	12,026	6,238
DEFERRED TAX ASSETS	11,326	15,154
OTHER NON-CURRENT ASSETS	1,144	2,729

TOTAL ASSETS	$694,680	$806,829

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable (including accounts payable to related parties: 2007—$516; 2008—$55)	25,846	41,025
Accrued liabilities	4,653	41,573
Taxes payable	14,507	30,154
Short-term loans and interest accrued	—	62,165
Deferred revenue	11,866	14,683
Deferred tax liabilities	1,350	2,778

TOTAL CURRENT LIABILITIES	58,222	192,378

LONG TERM LOANS	224	28,438
DEFERRED TAX LIABILITIES	21,160	38,943
MINORITY INTEREST	3,182	2,481
COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
STOCKHOLDERS' EQUITY:
Common stock: $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2007—152,124,096; 2008—152,155,213)	1,521	1,522
Additional paid-in capital	348,752	365,362
Retained earnings	209,867	232,321
Accumulated other comprehensive income (loss)	51,752	(54,615)

TOTAL STOCKHOLDERS' EQUITY	611,892	544,589

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$694,680	$806,829

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2006	2007	2008
REVENUES:
Advertising (including revenue from related parties of $1,740, $4,522 and $7,717 in 2006, 2007 and 2008, respectively)	$357,334	$452,669	$623,336
Sublicensing (including revenue from related parties of $8,241, $10,862 and $898 in 2006, 2007 and 2008, respectively)	11,322	17,006	14,016
Other revenue (including revenue from related parties of $10, $18 and $72 in 2006, 2007 and 2008, respectively)	2,178	2,381	2,819

Total operating revenues	370,834	472,056	640,171

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $15,108, $24,652 and $10,030 in 2006, 2007 and 2008, respectively; and inclusive of stock-based compensation of $64, $665 and $852 in 2006, 2007 and 2008, respectively)	(15,774)	(18,794)	(33,727)
Selling, general and administrative (exclusive of depreciation and amortization of $4,543, $2,709 and $3,349 in 2006, 2007 and 2008, respectively; and inclusive of stock-based compensation of $7,091, $13,029 and $15,231 in 2006, 2007 and 2008, respectively)	(56,297)	(69,680)	(97,201)
Amortization of programming rights	(118,026)	(153,531)	(220,557)
Amortization of sublicensing rights	(6,773)	(9,629)	(8,443)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(19,651)	(27,361)	(13,379)
Impairment loss	—	—	(232,683)

Total operating expenses	(216,521)	(278,995)	(605,990)

OPERATING INCOME	154,313	193,061	34,181
FOREIGN CURRENCY GAINS (LOSSES)	1,579	151	(28,861)
INTEREST INCOME (including interest income from related parties of $237, $315 and $927 in 2006, 2007 and 2008, respectively)	3,479	11,002	6,221
INTEREST EXPENSE (including interest expense from related parties of $1,762, nil and $2,450 in 2006, 2007 and 2008, respectively)	(1,774)	(3)	(9,434)
GAINS ON SALE OF BUSINESSES	919	747	—
OTHER NON-OPERATING (LOSSES) INCOME, net	(200)	1,168	776
EQUITY IN INCOME (LOSSES) OF INVESTEE COMPANIES	1,896	(1,195)	1,511

Income before income tax and minority interest	160,212	204,931	4,394

INCOME TAX EXPENSE	(48,969)	(63,176)	(19,874)
(INCOME) LOSS ATTRIBUTABLE TO MINORITY INTEREST	(4,918)	(5,842)	37,934

NET INCOME	$106,325	$135,913	$22,454

Foreign currency translation adjustment	17,961	33,791	(106,368)

COMPREHENSIVE INCOME (LOSS)	$124,286	$169,704	$(83,914)

Net income attributable to preferred stockholders	$(20,621)	$—	$—

Net income attributable to common stockholders	$85,704	$135,913	$22,454

Net income per share attributable to common stockholders—basic	$0.73	$0.90	$0.15

Net income per share attributable to common stockholders—diluted	$0.69	$0.86	$0.14

Weighted average common shares outstanding—basic	117,880,814	151,731,780	152,146,559

Weighted average common shares outstanding—diluted	154,077,957	158,311,967	158,187,922

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	106,325	135,913	22,454
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(9,615)	(14,699)	(66,142)
Depreciation and amortization	19,651	27,361	13,379
Amortization of programming rights	118,026	153,351	220,557
Amortization of sublicensing rights	6,773	9,629	8,443
Stock-based compensation expense	7,155	13,694	16,083
Gain on disposal of property and equipment	(174)	(662)	—
Gain on sale of businesses	(919)	(747)	—
Equity in (income) loss of unconsolidated investees	(1,896)	1,195	(1,511)
Income (loss) attributable to minority interest	4,918	5,842	(37,934)
Foreign currency (gains) losses	(1,579)	(151)	28,861
Impairment loss	—	—	232,683
Changes in operating assets and liabilities:
Trade accounts receivable	(1,068)	124	(26,692)
Prepayments	716	3,025	(14,366)
Other assets	(2,153)	2,330	8,503
Accounts payable and accrued liabilities	(1,138)	2,049	863
Deferred revenue	2,732	(3,537)	4,036
Other liabilities	1,942	2,161	20,986
Dividends received from equity investees	713	2,427	1,421
Acquisition of programming and sublicensing rights	(133,625)	(176,802)	(245,684)

Net cash provided by operating activities	116,784	158,023	185,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,650)	(5,076)	(4,804)
Acquisitions of intangibles	(224)	(564)	(5,261)
Acquisitions of businesses, net of cash acquired	(21,897)	(34,833)	(408,967)
Proceeds from sale of businesses, net of cash disposed	1,482	827	—
Proceeds from sale of property and equipment	673	2,055	—
Other	12	—	—

Net cash used in investing activities	(23,604)	(37,591)	(419,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	105,041	—	—
Common stock issuance costs	(394)	—	—
Proceeds from exercise of stock options	5,855	6,582	1,849
Proceeds from loans	19,000	—	135,000
Repayments of loans	(60,384)	—	(110,193)
Decrease in restricted cash	(12)	(60)	(30)
Dividends paid to minority interest	(3,750)	(5,789)	(6,031)

Net cash provided by financing activities	65,356	733	20,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,706	9,366	3,482

Net increase (decrease) in cash and cash equivalents	161,242	130,531	(209,018)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,300	176,542	307,073

CASH AND CASH EQUIVALENTS AT END OF YEAR	176,542	307,073	98,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	1,948	—	16,508
Income tax paid	57,896	75,296	93,159

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands of US dollars, except share data)

	Outstanding common shares	Outstanding Convertible Class A Senior Preferred shares	Outstanding Convertible Super Senior Preferred shares	Common stock	Preferred stock	Additional Paid-in capital	Treasury Shares	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Subscription and Stockholders' (receivable)/ payable	Stockholders' Equity
DECEMBER 31, 2005	72,824,800	35,276	47,675	$728	$1	$210,740	$—	$(32,371)	$—	$—	$179,098

Fair value of stock options granted	—	—	—	—	—	7,155	—	—	—	—	7,155
Stock options exercised	4,410,324	—	—	44	—	5,811	—	—	—	—	5,855
Conversion of preferred stock	66,360,800	(35,276)	(47,675)	664	(1)	(663)	—	—	—	—	—
Common stock issued	7,909,748	—	—	79	—	104,544	—	—	—	—	104,623
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	17,961	—	17,961
Net income	—	—	—	—	—	—	—	106,325	—	—	106,325

DECEMBER 31, 2006	151,505,672	—	—	$1,515	$—	$327,587	—	$73,954	$17,961	$—	$421,017

Fair value of stock options granted	—	—	—	—	—	13,695	—	—	—	—	13,695
Stock options exercised	618,424	—	—	6	—	7,470	—	—	—	—	7,476
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33,791	—	33,791
Net income	—	—	—	—	—	—	—	135,913	—	—	135,913

DECEMBER 31, 2007	152,124,096	—	—	$1,521	$—	$348,752	$—	$209,867	$51,752	$—	$611,892

Fair value of stock options granted	—	—	—	—	—	16,083	—	—	—	—	16,083
Stock options exercised	31,117	—	—	1	—	527	—	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(106,368)	—	(106,368)
Net income	—	—	—	—	—	—	—	22,454	—	—	22,454

DECEMBER 31, 2008	152,155,213	—	—	$1,522	$—	$365,362	$—	$232,321	$(54,616)	$—	$544,589

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC and Domashny television networks in Russia, since 1996 and 2005, respectively. In April 2008, the Company acquired ZAO "TV Darial" and certain affiliated entities (the "DTV Group"), which operate the DTV television network and a group of four owned-and-operated stations and 25 unmanned repeater transmitters in Russia. In conjunction with this acquisition, the Company added two additional business segments—the DTV Network and the DTV Television Station Group. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliates. The Company's network operations, including its relationships with its independent affiliates, are managed by the CTC, Domashny and DTV Networks (the "Networks"), its television entertainment network subsidiaries. CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In February 2008, the Company acquired an interest in Channel 31, a Kazakh television broadcaster. In conjunction with this acquisition, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). In October 2008, the Company acquired an interest in a broadcasting group, consisting of two companies in Moldova which was also added to the CIS Group. Moreover, in April 2008, the Company acquired two production companies—Costafilm and Soho Media, adding another business segment—Production Group.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International, an advertising sales house (Note 16). The Company also generates revenues from sublicensing of programming rights.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        In response to the current economic environment and the possibility of further depreciation of the Company's functional currencies (rubles in Russia and tenge in Kazakhstan) against its reporting currency (the US dollar), which, among other things, may cause the Company to fail to meet a financial covenant under its term credit facility (as described below), the Company has reviewed its cash management policies in an effort to more efficiently manage its liquidity. Management has also undertaken measures to reduce cash outflows by delaying capital expenditures and reducing operating costs in a manner that management believes will not negatively impact its ability to run the Company's business.

        In addition to cash required to fund the Company's operations and capital expenditures, the Company requires cash to satisfy obligations under its US dollar-denominated term credit facility. Under the current terms of the credit facility, the Company is obligated to make principal payments of $33,750 and $28,250 in June 2009 and December 2009, respectively, with a final principal payment of $28,250 in June 2010. The Company is also required to make interest payments on those dates based on a variable interest rate equal to LIBOR plus 3%. Under the terms of its credit facility agreement, the Company must comply with certain covenants, including a quarterly financial covenant that requires it to maintain at least $500,000 in stockholders' equity. If the value of the ruble is below 33 rubles to 1 US dollar at March 31, 2009, the Company may fail to comply with this minimum stockholder equity

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

covenant as of that date. The Company is currently in discussions with its lenders regarding receipt of a waiver or signing an amendment to the credit facility agreement if this proves necessary. If in fact the Company fails to comply with the minimum stockholder equity covenant or any other covenant in the credit facility agreement, and it fails to receive a waiver regarding such failure from its lenders or sign an amendment modifying this covenant, the lenders would have the right to demand immediate repayment in full of the credit facility (which estimated to be approximately $91,400 in principal and accrued interest as of March 31, 2009 applying the interest rate in effect as of December 31, 2008). Although management currently projects that the Company will have sufficient cash on hand and cash from operations to repay in full the Company's obligations under the credit facility agreement and continue to fund its operations if the Company's obligations under the Credit Facility Agreement were to be accelerated, the Company's liquidity would be negatively impacted and management expects that the Company would be required to implement more restrictive cash management measures.

        Considering these factors, management believes that current cash on hand, along with cash from operations, will provide sufficient capital to fund Company's business needs for the next 12 months. At December 31, 2008, the Company had $98,055 in cash and cash equivalents, of which approximately 70% was held in US dollar-denominated accounts. The Company does not have in place a readily available line of credit or other alternative source of financing.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities where the Company has been deemed the primary beneficiary, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Minority interest represents a minority owner's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

        The Company is the primary beneficiary of Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 60% and 70% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company has consolidated the Channel 31 Group from its date of acquisition. The Company reconsiders whether it remains the primary beneficiary whenever a change to the design of the entity or the ownership of variable interest changes. At December 31, 2008, the Channel 31 Group had assets (excluding intercompany assets) totaling $22,425 and liabilities (excluding intercompany liabilities) totaling $18,875.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s ownership interests in these subsidiaries at December 31, 2006, 2007 and 2008 are presented in the table below:

	2006	2007	2008
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
DTV Network (1)	—	—	100.0%
Television Station Groups
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	99.9%	99.9%	99.9%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
DTV-St. Petersburg	—	—	100.0%
CIS Group
Channel 31 Group (2)	—	—	60.0%
Production Group
Costafilm	—	—	100.0%
Soho Media	—	—	100.0%

    (1)
    ZAO Darial TV manages DTV Network and that portion of the DTV Television Station Group which consists of 25 repeater stations that transmit the DTV signal in Russian regions, including Moscow and Moscow region.

    (2)
    Channel 31 Group, operating in Kazakhstan, is consolidated in accordance with FASB Interpretation ("FIN") No. 46, as the Company is a primary beneficiary of this variable interest entity. The Company owns 20% of Teleradiokompaniya 31st Kanal LLP ("Channel 31"), 60% in Prim LLP and 70% in Advertising and Marketing LLP, which collectively comprise the Channel 31 Group. These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group.

Business Segments

        The Company operates in eight business segments—CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group. The Company evaluates performance based on the operating results of each segment, among other performance measures (Note 17).

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimate of fair value for the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, indefinite-lived intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Foreign Currency Translation

        In 2006, 2007 and 2008, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble. In 2008, upon its acquisition, the Company determined that the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS No. 52"). As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income (loss).

Revenue Recognition

        The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. The advertising sales commissions amounted to $59,660, $61,443 and $95,346 in 2006, 2007 and 2008, respectively.

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

Programming Rights

        Programming rights are stated at the lower of cost or net realizable value. In accordance with SFAS No. 63, Financial Reporting by Broadcasters, the Company capitalizes expenditures for the acquisition of programming rights. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution, and general and administrative costs are expensed as incurred.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media (Note 4), programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"), as a component of film costs.

        For foreign and Russian-produced movies, foreign series and sitcoms, foreign and Russian-produced animation, the Company amortizes the cost of the programming on a straight-line basis over the expected number of runs consistent with the expected revenue generation pattern. Russian-produced shows that the Company commissions are expensed as aired.

        Russian-produced series with less than twenty series and sitcoms are amortized 45% after the first run, 35% after the second run and 20% after the third run when the license provides for three or more runs. When a license provides for two runs, such series and sitcoms are amortized 60% after the first run and 40% after the second run.

        For Russian-produced series with twenty or more episodes, the Company's policy prior to April 1, 2008 was to amortize 60% after the first run, 30% after the second run and 10% after the third run when a license provides for three or more runs. Starting from the second quarter of 2008, following a change in its programming schedule in which the Company lowered the expected number of runs for certain series, the Company changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. Following the change in its programming schedule, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run. This change is most relevant to the CTC Network.

        Had the Company continued in 2008 with its prior amortization policy for Russian-produced series with twenty or more episodes, net income and net income per common share would have been as follows:

Year ended December 31, 2008
Net income as reported	$22,454
Add: Program amortization as reported	220,557
Deduct: Program amortization based on policy prior to April 1, 2008	(211,038)
Income tax effect	(2,257)

Pro forma net income	$29,716

Pro forma net income per common share:
Basic	$0.20
Diluted	$0.19

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Unamortized programming rights expected to be used within one year are classified as current assets. Internally-produced programming is classified as non-current assets in accordance with SOP 00-2.

Sublicensing Rights

        Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on the Company's own networks. Sublicensing rights principally consist of production costs, and development and format costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The Company accounts for sublicensing rights in accordance with SOP 00-2. The amount of capitalized sublicensing rights recognized as cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode's revenues recognized for such period to the television episode's estimated remaining ultimate revenues. These estimates are revised periodically and projected losses, if any, are provided in full.

Property and Equipment

        Property and equipment are stated at historic acquisition cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years. Maintenance and repair costs are expensed as incurred, while upgrades and improvements are capitalized.

        At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income and comprehensive income (loss).

Goodwill and Intangible Assets

        Goodwill represents the excess of acquisition costs over the Company's share of fair value of the net assets of acquired businesses. Indefinite-lived intangible assets and goodwill are not subject to amortization but are tested for impairment at least annually.

        Intangible assets primarily represent broadcasting licenses, cable network connections, network affiliation agreements and trade names.

        In 2006 and 2007, the Company's Russian broadcasting licenses were amortized over the period of their estimated useful life, which was five years. In accordance with its policy on intangible assets, the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company reviews the estimated useful lives of its assets on an ongoing basis. In connection with its review of the useful life of intangible assets as of December 31, 2007, the Company re-considered its assumption that broadcasting licenses have a five-year useful life. This assumption was originally based on the uncertainties inherent in the immature Russian economy, a lack of history of renewals of broadcasting licenses and uncertainties in the regulatory environment. The Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian political environment have progressed to the point where the original bases for its assumption of a definite life are no longer present. Accordingly, effective January 1, 2008, the Company changed its estimate for the useful lives of its Russian broadcasting licenses to indefinite to better reflect the estimated periods during which it will benefit from the use of such licenses.

        Had the Company continued in 2008 to amortize its Russian broadcasting licenses, net income and net income per common share would have been as follows:

Year ended December 31, 2008
Net income as reported	$22,454
Deduct: Broadcasting licenses amortization based on policy prior to January 1, 2008	(53,707)
Income tax effect	12,705

Pro forma net income	$(18,548)

Pro forma net income per common share:
Basic	$(0.12)
Diluted	$(0.12)

        The amount of broadcasting licenses amortization based on the Company's policy prior to January 1, 2008 includes amortization of the broadcasting license of the DTV Group of $28,696 for the twelve months ended December 31, 2008.

        Broadcasting licenses attributed to operations in Kazakhstan and Moldova are not amortized, but are reviewed, at least annually, for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142").

        Cable network connections are amortized on a straight-line basis over their estimated term, from the date of such connection until December 2015. Network affiliation agreements are amortized on a straight-line basis over their estimated term, which is five years. These assets are stated at cost less accumulated amortization.

        Trade names are not amortized, but are reviewed at least annually for impairment in accordance with the provisions of SFAS No. 142.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Goodwill and Indefinite-Lived Intangible Assets

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, as of the beginning of the fourth quarter, or between annual tests if events or changes in circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142. The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units identified in accordance with SFAS No. 142, and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is less than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, the Company compares fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired.

        Determining fair value requires the exercise of significant judgment about valuation assumptions, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows. The cash flows employed in the discounted cash flow ("DCF") analyses are based on the Company's most recent budget and, for years beyond the budget, the Company's estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units.

        As of December 31, 2008, the Company recorded non-cash impairment losses totaling $232,683 related to intangible assets and goodwill recorded in connection with acquisitions completed in 2008. Of the total impairment losses, $87,889 related to the impairment of broadcasting licenses of DTV Television Station Group, $7,743 related to impairment of the trade name of DTV Network, $74,699 and $58,189 related to impairment of the broadcasting license and goodwill, respectively, of Channel 31 Group and $4,163 related to the impairment of the broadcasting license of its Moldova broadcasting group. The Company reviewed its other reporting units and indefinite-life assets and determined an impairment was not necessary in 2008. The assets impairments noted above did not result in non-compliance with respect to any debt covenants.

        The principal factors leading to the impairment losses recorded by the Company in 2008 were reductions in the projected future cash flows of the recently acquired businesses, as well as increases in the discount rates applied to those cash flows. These modifications were made to reflect the current economic instability in Russia and the other CIS countries in which it operates and the expectation that this economic environment may continue to prevail in the near to mid-term, following the continuing global credit crisis and the related turmoil in the global financial system. Although the Company continues to project future long-term growth in cash flows, such growth is lower than that estimated at the time the businesses were acquired. The reduction in estimated future cash flows since February 2008, when the Company acquired Channel 31 Group and April 2008, when the Company acquired DTV Group, reflects the impact of the weaker economy, including forecasted decline in gross domestic product and a forecasted decline in the growth of total advertising spending in ruble terms in 2009, offset in part by increased cost controls of the Company and decreased statutory income tax rates in

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Russia and Kazakhstan effective from 2009. The Company used higher discount rates (ranging from approximately 22%-26% for 2009 to 13%-17% for 2013 and terminal years as compared to approximately 12-16% used in the original February 2008 valuation of Channel 31 Group, the April 2008 valuation of DTV Network and DTV Television Station Group and October 2008 valuation of the Moldova Group reporting unit and its assets). These increased rates reflect an expected increase in the risks inherent in the estimated future cash flows attributable to the current economic volatility, which became more pronounced during the fourth quarter of 2008.

        As a result of the impairment taken in 2008, the assets for which the estimated fair values were less than their carrying values were reduced to their estimated fair values as of December 31, 2008. As of December 31, 2008, the Company's consolidated net book value (or shareholders' equity) amounted to $544,589. This compares to a market capitalization of the Company as of December 31, 2008 of approximately $730,345.

        Should there be a significant continuation or worsening of the current economic instability or for other reasons, the Company may subsequently determine that these acquired assets are further impaired or the Company may determine that other assets that it holds are impaired, which would require it to record additional impairment losses that would adversely impact the Company's net income.

Long-Lived Assets

        Long-lived assets, including property and equipment and definite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, an impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

Prepayments

        Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2007 and 2008, prepayments for programming rights were $41,581 and $27,525, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of three months or less as cash and cash equivalents.

        Of the $98,055 cash balance the Company had as of December 31, 2008, it held cash with a US dollar-equivalent value of $96,476 in Russian banks, including subsidiaries of foreign banks. Management periodically reviews the credit worthiness of the banks in which it holds its cash.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are shown at their net realizable value which approximates their fair value.

        The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability, including discussions with Video International, as appropriate. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require collateral from customers.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 ("FIN No. 48") which clarifies the accounting for uncertainty in income tax positions. The income tax positions are recognized if it is more likely than not that they will be sustained on audit, including resolution of related appeals or litigation processes, if any, and are measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company uses the liability method of accounting for income taxes required by SFAS No. 109. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carryforwards which are expected to be realized. A valuation allowance for deferred tax assets is established when it is more likely than not that all or a portion of deferred tax assets will not be realized (Note 13).

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2007 and 2008 were $11,919, $13,915 and $16,459, respectively.

Pensions

        The Company contributes to the local state pension and social funds on behalf of all its employees in Russia. In Russia, all social contributions, including contributions to the pension fund, were substituted with a unified social tax ("UST") calculated by the application of a regressive rate from 26% to 2% of the annual gross remuneration of each employee. In Kazakhstan, employers are required

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to withhold 10% of the gross salaries of local employees for remittance to pension funds. In addition, employers are required to pay social tax for its employees calculated by the application of a regressive rate from 13% to 5% to the annual gross remuneration of each employee and obligatory social insurance contributions of 3% of the gross salaries of local employees. These contributions are expensed as incurred.

Financial instruments and hedging activities

        The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). All derivatives are measured at fair value and recognized as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income and comprehensive income together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income and comprehensive income. For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income and comprehensive income. The Company does not use derivatives for trading purposes. At December 31, 2008, the Company did not have any fair value or cash flow hedges.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income. During the years ended December 31, 2006, 2007 and 2008, comprehensive income comprises net income and foreign currency translation adjustment.

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment ("SFAS No. 123(R)"), under the modified prospective method. Under SFAS No. 123 (R), companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the statement of income and comprehensive income; pro forma disclosures are no longer permitted. The cost of the equity instruments is measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Because the Company had previously accounted for its stock-based

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation plans under the fair value provisions of SFAS No. 123, the Company's adoption did not significantly impact its financial position or its results of operations.

        The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate (Note 14). Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as stock-based compensation expense on a straight-line basis over the service period.

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

New and Recently Adopted Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP No. 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. For financial assets and financial liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset. The adoption of SFAS No. 157 did not have a significant impact on the Company's financial statements.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

additional presentation and disclosure requirements. The standard is effective for fiscal years that begin after November 15, 2007. The Company has chosen not to elect the fair value option.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R significantly changes accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS 141(R), the reversal of tax contingencies related to the Company's acquisitions will be recorded on its statement of income and not as an adjustment to goodwill.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for the Company on January 1, 2009. From the date of adoption the Company is required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No.161 will not have a significant impact on the Company's financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement will not have a significant impact on the Company's financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2006, 2007 and 2008 is computed on the basis of the weighted average number of common shares outstanding, using the "two-class" method. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2006, 2007 and 2008, was 4,968,556, 1,104,375 and 2,757,924, respectively. All potential shares of common stock from the assumed conversion of convertible preferred stock have been included in the diluted earnings calculation for the year ended December 31, 2006. No convertible preferred stock was outstanding at December 31, 2006, 2007 or 2008.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2006	2007	2008
Net income	$106,325	$135,913	$22,454
Net income attributable to preferred stockholders	(20,621)	—	—

Net income attributable to common stockholders	$85,704	$135,913	$22,454

Weighted average common shares outstanding—basic
Common stock	117,880,814	151,731,780	152,146,559
Dilutive effect of:
Convertible preferred stock	28,362,400	—	—
Common stock options and SARs	7,834,743	6,580,187	6,041,363

Weighted average common shares outstanding—diluted	154,077,957	158,311,967	158,187,922

Net income per share attributable to common stockholders:
Basic	$0.73	$0.90	$0.15
Diluted	$0.69	$0.86	$0.14

        The numerator used to calculate diluted net income per common share for 2006, 2007 and 2008 was net income.

4. INVESTMENT TRANSACTIONS

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

        In April 2006, the Company acquired a 100% interest in ZAO Orion TV, a TV station in Samara, for a total purchase price of $11,500, consisting of $11,124 in cash consideration and $376 in debt assumed. This acquisition was accounted for under the purchase method. The Company's financial

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,372 to broadcasting licenses and $1,536 to property and equipment.

        In November 2006, the Company acquired a 100% interest in OOO TC Kemerovo Tom, a TV station in Kemerovo, for a total purchase price of $1,663. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,117 to broadcasting licenses.

Disposals in 2006

        In April 2006, the Company sold its 85% interests in two radio stations in Perm, ZAO Music Radio and OOO Radio Maximum, for total cash consideration of $1,000 and recognized a gain of $782.

        In December 2006, the Company sold its 100% interest in a radio station in Samara, OOO Sozvezdie Orion, for total cash consideration of $600 and recognized a gain of $137.

Acquisitions in 2007

        In February 2007, the Company acquired a 100% interest in OOO Programma, Service, Montazh, a TV station in Rostov-on-Don, for a total purchase price of $2,713, consisting of $2,608 in cash consideration and $105 in short-term debt assumed. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,597 to broadcasting licenses.

        In February 2007, the Company acquired the remaining 49% interest in ZAO Radio-Volga-TV, a TV station in Samara, for a total cash consideration of $4,603, bringing its ownership in this station to 100%. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $5,192 to broadcasting licenses.

        In May 2007, the Company acquired a 100% interest in OOO Kontinent-50, a TV station in Vladivostok, for a total cash consideration of $2,509. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $3,430 to broadcasting licenses.

        In July 2007, the Company acquired a 100% interest in OOO Grand, which in turn owns 50% of ZAO Channel 6, a station in Kazan, thus increasing the Company's investment in this station from 50% to 100%. Total cash consideration was $10,000. These acquisitions were was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,225 to broadcasting licenses.

        In July 2007, the Company also acquired a 49% interest in each of the four stations in Irkutsk and the Irkutsk region, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

for a total purchase price of $12,241, $9,901 of which was paid in cash as of December 31, 2007. The remaining $2,340 of the purchase price was payable in cash upon receipt of certain regional broadcasting licenses. In February 2009, the Company signed an amendment to the share purchase agreement to reduce the number of regional broadcasting licenses it was to acquire and, accordingly, reduce the contingent consideration to $1,102. This payment was made in February 2009. In September 2007, the Company acquired another 2% of each of the companies noted above for total cash consideration of $499, bringing its ownership in OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region up to 51%. This acquisition was accounted for under the purchase method. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $13,292 to broadcasting licenses.

        In August 2007, the Company acquired 100% of OOO Stavropolskaya Veshatelnaya Corporatsiya, a TV station in Stavropol, for a total cash consideration of $3,800. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,877 to broadcasting licenses.

        In December 2007, the Company acquired 100% of OOO Region-25, a TV station in Ussuriysk, for a total cash consideration of $2,000. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,632 to broadcasting licenses.

Disposals in 2007

        In June 2007, the Company sold its 84% interest in a radio station in Omsk, ZAO Zodiak Radio, for a total consideration of $751 and recognized a gain of $747.

Acquisitions in 2008

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

        The total purchase consideration for the Channel 31 Group was $65,319 in cash, including $526 in direct transaction costs. As of December 31, 2008, the Company had paid in full the total amount of the purchase consideration. The Company has consolidated the financial results of Channel 31 Group from the date of acquisition. Channel 31 is consolidated in accordance with FIN No. 46, as the Company is primary beneficiary of this variable interest entity.

        The Company performed a valuation of the Channel 31 Group to allocate the purchase price to the acquired assets and liabilities, using the best information available as at the date of the valuation. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$1,529
Property and equipment	2,384
Programming rights	252
Intangible assets, net
Broadcasting licenses	89,427
Other intangible assets	538
Goodwill	59,775

Total assets	$153,905
LIABILITIES:
Current liabilities	$17,769
Non-current liabilities	187
Deferred tax liabilities	27,084
Minority interest	43,546

Net assets	$65,319

Total purchase consideration and acquisition costs	$65,319

        The goodwill arising from the purchase price allocation is believed to be consistent with the synergies expected to be realized from the acquisition and the value of the assembled business. The goodwill is not expected to be deductible for tax purposes.

        Broadcasting licenses have indefinite useful lives and, as such, are not being amortized.

        As of December 31, 2008, the Company recorded noncash impairment losses of $74,699 (before tax effect) related to impairment of the broadcasting license and $58,189 related to the impairment of goodwill of Channel 31 Group. Impairment of goodwill had no tax effect. See Note 2.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

        As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note (the "Note") to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 12). Direct transaction costs incurred in conjunction with this acquisition were $3,573. In connection with the purchase of the DTV Group, the Company granted MTG a right of first offer, for a ten-year term, in the event that the Company seeks to license to any third-party any rights it or its affiliates hold to broadcast television programming in Estonia, Latvia or Lithuania.

        The Company performed a preliminary valuation of the DTV Group to allocate the purchase price to the acquired assets and liabilities, using the best information available as at the date of the valuation. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$9,586
Property and equipment	1,322
Programming rights	4,097
Intangible assets, net
Broadcasting licenses	202,050
Network affiliation agreements	13,544
Cable network connections	25,874
Trademark	24,520
Other intangible assets	154
Goodwill	178,071
Other Non-current assets	15,829

Total assets	$475,047
LIABILITIES:
Current liabilities	$22,312
Non-current liabilities	65,668
Deferred tax liabilities	55,441

Net assets	$331,626

Total purchase consideration and acquisition costs	$331,626

        The goodwill arising from the purchase price allocation is believed to be consistent with the synergies expected to be realized from the acquisition and the value of the assembled business. The goodwill is not expected to be deductible for tax purposes.

        Broadcasting licenses and trademarks have indefinite useful lives and, as such, are not being amortized. Network affiliation agreements are being amortized over an estimated life of 5 years. Cable network connections are being amortized through 2015.

        As of December 31, 2008, the Company recorded noncash impairment losses of $87,889 (before tax effect) related to the impairment of broadcasting licenses of DTV Television Station Group and $7,743 (before tax effect) related to impairment of the trade name of DTV Network. See Note 2.

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

	Year ended December 31,
	2007	2008
Operating revenues	$507,806	$653,592
Pro forma net income	126,006	22,834
Pro forma net income per common share:
Basic	$0.83	$0.15

Diluted	$0.80	$0.14

Production companies

        In April 2008, the Company acquired two Russian production companies, Costafilm and Soho Media. The Company historically purchased programming rights from these companies. Under the terms of the Costafilm share purchase agreement, the Company paid an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments, which are denominated in Russian rubles, of up to $10,929 for each year or $32,787 in aggregate for the three years (at the US dollar/ruble exchange rate as of December 31, 2008) are payable subject to achievement of certain performance criteria for 2008, 2009 and 2010. Costafilm has achieved all performance criteria for 2008; accordingly, as of December 31, 2009, the Company has accrued a liability in respect of the 2008 earn-out payment in amount of $10,929. The Company has allocated $1,261 of that amount to compensation expense for the previous owners of Costafilm, who continue to be employed by the Company, and $9,668 to goodwill, attributed to the assembled workforce.

        Under the terms of the Soho Media share purchase agreement, the Company paid $4,000 in cash in connection with closing. The Company is also required to make additional annual cash earn-out payments to the owners, denominated in US dollars, of up to $2,000 for each year, or $6,000 in aggregate for all three years subject to achievement of certain performance criteria for 2008, 2009 and 2010. Soho Media has achieved all performance criteria for 2008, accordingly as of December 31, 2008, the Company has accrued a liability in respect of the 2008 earn-out payment in amount of $2,000. The Company has allocated $500 of the total amount paid to compensation expense for the previous owners of Soho Media, who continues to be employed by the Company, and $5,105 to goodwill, attributed to the assembled workforce. The remaining amount was assigned to other assets acquired and liabilities assumed at acquisition.

Other acquisitions

        In April 2008, the Company acquired a 100% interest in OOO CTC-Saratov, a television station in Saratov, for a total cash consideration of $12,766. The Company's financial statements reflect an

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. INVESTMENT TRANSACTIONS (Continued)

allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $16,796 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

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

        In October 2008, the Company acquired a 51% interest in a broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for a total consideration of $4,309 in cash, including $430 in direct transaction costs. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,309 to broadcasting licenses and other assets and liabilities assumed. As of December 31, 2008, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2007 and 2008 comprise the following:

	December 31,
	2007	2008
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$—	$25,994
Accumulated amortization	—	(23,973)

Released, net book value	—	2,021

Completed and not released		8,564
In production	—	7,281

Total	—	17,866

Acquired rights:
Historical cost	268,657	325,361
Accumulated amortization	(169,473)	(223,220)

Net book value	99,184	102,141

Total programming rights	$99,184	$120,007

Current portion	63,023	71,976

Non-current portion	36,161	48,031

        The Company expects to amortize approximately $7,080 of internally produced TV programming for its completed and released films and completed but not yet released films during the year ending December 31, 2009. In addition, the Company expects to amortize approximately 100% of its

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET (Continued)

unamortized internally produced programming rights within the three years following December 31, 2008.

        During 2006, 2007 and 2008, the Company recognized impairment charges on programming rights of $3,741, $5,707 and $16,618, respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated statements of income and comprehensive income (loss).

        Starting April 1, 2008, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns (Note 2). The pretax effect from the change in amortization policy amounted to $9,519 in additional amortization expense during 2008, and is included in amortization of programming rights in the accompanying consolidated statements of income and comprehensive income (loss).

6. SUBLICENSING RIGHTS, NET

        Sublicensing rights as of December 31, 2007 and 2008 comprise the following:

	December 31,
	2007	2008
Released, less amortization	$1,610	$801
Completed and not released	981	420

Net book value	$2,591	$1,221

        As of December 31, 2008, the Company expects the entire balance of its sublicensing rights to be amortized during the twelve-month period ending December 31, 2009.

7. PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2007 and 2008 comprise the following:

		December 31,
	Useful life, years
		2007	2008
Cost:
Broadcasting equipment	7	$25,658	$28,187
Buildings	10-25	12,162	10,297
Office equipment	3	8,154	7,593
Vehicles	5	1,197	1,337
Construction in progress		536	—

Total cost		$47,707	$47,414
Accumulated depreciation		(22,939)	(24,692)

Net book value		$24,768	$22,722

        Depreciation expense was $4,618, $5,470 and $7,104 in 2006, 2007 and 2008, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2007 and 2008 comprise the following:

	December 31,
	2007		2008
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$122,710	$(48,456)	$166,173	$—
Trade names	6,828	—	17,587	—
Cable network connections	2,100	(2,023)	28,831	(3,626)
Network affiliation agreements	10,000	(8,667)	21,147	(11,933)
Other intangible assets	2,298	(1,574)	2,498	(1,254)

Total	$143,936	$(60,720)	$236,236	$(16,813)

        Amortization expense was $15,033, $21,891 and $6,275 in 2006, 2007 and 2008, respectively.

        During the years ended December 31, 2006 and 2007, the Company's trade names had indefinite useful lives, and broadcasting licenses, network affiliation agreements and other intangible assets were amortized over periods of 5 years. As discussed in Note 2, effective January 1, 2008, the Company changed the estimated useful life of its Russian broadcasting licenses to indefinite. Hence, from January 1, 2008, the broadcasting licenses are not amortized but are tested for impairment on an annual basis.

        Estimated amortization expenses for the next five years related to amortizable intangible assets are as follows:

For the year ended December 31, 2009	$6,601
For the year ended December 31, 2010	6,135
For the year ended December 31, 2011	6,069
For the year ended December 31, 2012	6,037
For the year ended December 31, 2013	4,410
Thereafter	6,411

$35,663

        As of December 31, 2008, the Company recorded impairment losses totaling $174,494 related to intangible assets recorded in connection with acquisitions completed in 2008. See Note 2.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. GOODWILL

        Goodwill as of December 31, 2006, 2007 and 2008 comprises the following:

	Balance December 31, 2006	Goodwill acquired	Impairment loss	Reversal of contingent tax liability	Foreign currency translation adjustment	Balance December 31, 2007
CTC Network	$36,538	$—	$—	$—	$6,306	$42,844
Domashny Network	19,679	—	—	—	1,431	21,110
DTV Network	—	—	—	—	—	—
CTC Television Station Group	2,418	—	—	—	176	2,594
Domashny Television Station Group	12,133	—	—	(885)	878	12,126
DTV Television Station Group	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—
Production Group	—	—	—	—	—	—

Total	70,768	$—	$—	$(885)	$8,791	$78,674

	Balance December 31, 2007	Goodwill acquired	Impairment loss	Reversal of contingent tax liability	Foreign currency translation adjustment	Balance December 31, 2008
CTC Network	$42,844	$—	$—	$—	$(7,050)	$35,794
Domashny Network	21,110	—	—	—	(3,473)	17,637
DTV Network	—	177,583	—	—	(35,546)	142,037
CTC Television Station Group	2,594	—	—	—	(427)	2,167
Domashny Television Station Group	12,126	—	—	—	(1,983)	10,143
DTV Television Station Group	—	—	—	—	—	—
CIS Group	—	58,262	(58,189)	—	49	122
Production Group	—	15,192	—	—	(65)	15,127

Total	$78,674	$251,037	$(58,189)	$—	$(48,495)	$223,027

        As of December 31, 2008, the Company has recorded noncash impairment loss of $58,189 related to the impairment of goodwill of Channel 31 Group. See Note 2.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2007 and 2008, the Company's principal equity investees comprise the following:

	Ownership interest	2007	Ownership interest	2008
Television Stations:
CTC-Novosibirsk	50%	$6,509	50%	$5,309
Other television stations	21–50%	48	21–50%	2

Total investments and advances to investees		$6,557		$5,311

11. ACCRUED LIABILITIES

        As of December 31, 2007 and 2008, the Company's accrued liabilities comprise the following:

	2007	2008
Accrued liabilities consist of:
Bonuses and accrued vacation	$2,991	$3,834
Auditing and consulting services	213	2,504
Tax contingencies and accruals for unrecognized income tax benefits	636	21,723
Accruals for acquisitions	—	12,929
Other accrued liabilities	813	583

Total accrued liabilities	$4,653	$41,573

12. BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2007 and 2008 comprise the following:

			December 31,
		Annual interest rate (actual as of December 31, 2008)
	Currency		2007	2008
Syndicated Loan:
principal amount	USD	LIBOR+3% (4.9%)	$—	$90,250
interest accrued	USD		—	122
Other loans			224	231

Total			224	90,603

Less: current portion			—	(62,165)

Non-current portion			$224	$28,438

        As part of the consideration for the acquisition of DTV Group, in April 2008, the Company issued a promissory note (the "Note") to an affiliate of MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. BORROWINGS (Continued)

indebtedness amounted to $65,668 (Note 4). As of December 31, 2008, the whole amount of the Company's obligation under the Note and another indebtedness to MTG had been repaid.

        In connection with the acquisition, the parties also agreed that the Company would secure third-party debt financing in an amount sufficient to repay the Note and DTV Group's indebtedness to MTG. In June 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders, to borrow $135,000 (the "Syndicated Loan Amount"). In July 2008, the Company drew-down the full Syndicated Loan Amount. Debt issuance costs comprised $3,215 amortized over the life of loan.

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

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in the Company's results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. Management believes the Company is in compliance with these covenants as of December 31, 2008. See Note 2 for a discussion of the fact that the Company may fail to comply with a debt covenant as of March 31, 2009.

        As of December 31, 2008, the Company had repaid $44,750 ($11,000 of which was a prepayment) of the outstanding principal amount of the Credit Facility Agreement and interest of $3,575.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2006	2007	2008
Pretax income (loss):
Domestic	$(17,764)	$(23,793)	$(32,665)
Foreign	177,976	228,724	37,059

	$160,212	$204,931	$4,394

        The following is the Company's significant components of the provision for income taxes:

	2006	2007	2008
Domestic—current	$(388)	$(722)	$(126)
Foreign—current	(58,196)	(77,153)	(85,890)
Domestic—deferred	(148)	(2,497)	(168)
Foreign—deferred	9,763	17,196	66,310

	$(48,969)	$(63,176)	$(19,874)

        The Company is subject to US, Russian and Kazakh income taxes, based on the US legislation, the Russian tax legislation, the Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by the owned-and-operated affiliate stations. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2006, 2007 and 2008.

        The Russian- and Kazakh- based companies are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia was 24% in 2006, 2007 and 2008. The statutory income tax rates in Kazakhstan was 30% in 2008. In November 2008, the tax legislation of Russia was amended to decrease Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation of Kazakhstan was amended to decrease the statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. The changes in income tax rates are effective from January 1 of each of the respective years. The effect of these changes on Company's deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19,314 as of December 31, 2008.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. INCOME TAXES (Continued)

        The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2006	2007	2008
Income tax expense at US statutory rates (35%)	$(56,074)	$(71,726)	$(1,538)
Non-off-settable losses	(5,845)	(4,827)	(8,867)
Non-deductible expenses	(5,643)	(8,630)	(4,537)
Foreign withholding tax	(2,688)	(3,690)	(2,908)
Valuation allowance released to income	143	2,901	—
Different foreign tax rates	20,470	25,719	789
Effect of change in tax rates	—	—	19,314
Effect of impairment loss (non-deductible assets)	—	—	(21,823)
Equity in income of investee companies	664	(418)	529
Other permanent differences	4	(2,504)	(833)

Income tax expense	$(48,969)	$(63,176)	$(19,874)

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2008:

	2007	2008
Deferred tax assets and liabilities
Net operating losses and tax loss carry forwards	$89	$359
Foreign tax credits	10,657	6,558
Programming rights	23,075	29,353
Other deferred tax assets	1,273	—
Valuation allowance	(10,830)	(6,950)

Total deferred tax assets	$24,264	$29,320

Intangible assets	(19,526)	(37,727)
Property and equipment	(1,623)	(1,213)
Other deferred tax liabilities	(1,361)	(2,781)

Total deferred tax liabilities	$(22,510)	$(41,721)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. INCOME TAXES (Continued)

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2007 and 2008 attributable to different tax paying components in different tax jurisdictions:

	2007	2008
Deferred tax assets:
Domestic tax component	$10,721	$6,642
Foreign tax component	24,373	29,628
Valuation allowance	(10,830)	(6,950)

Total deferred tax assets	$24,264	$29,320

Deferred tax liabilities:
Domestic tax component	$(342)	$(411)
Foreign tax component	(22,168)	(41,310)

Total deferred tax liabilities	$(22,510)	$(41,721)

        As of December 31, 2007 and 2008, CTC Media, Inc. had net operating loss carryforwards ("NOLs") for US income tax purposes of nil and $73, respectively, resulting in potential deferred tax benefits of nil and $26, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The NOLs expire in 2028. As of December 31, 2007 and 2008, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $369 and $1,667, respectively, resulting in potential deferred tax benefit of $89 and $333, respectively. The Company has established a full valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The NOLs expire in 2018.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes. As of December 31, 2007 and 2008, the FTC potential deferred tax benefit amounted to $10,657 and $6,558, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The FTCs expire in 2017 and 2018 respectively.

        As of December 31, 2007 and 2008, the Company had recorded a valuation allowance due to the uncertainty of the realization of US NOLs of nil and $26, respectively; FTCs of $10,657 and $6,558, respectively; Russian tax loss carryforwards of $89 and $333, respectively; and other deferred tax assets of $84 and $33, respectively.

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

        As of December 31, 2007 and 2008, the Company included accruals for unrecognized income tax benefits totaling $298 and $192, respectively, as a component of accrued liabilities related to operations

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. INCOME TAXES (Continued)

in Russia existing as of December 31, 2007. In addition, as of December 31, 2008, the Company recorded accruals for unrecognized income tax benefits and related interest and penalties of the Channel 31 Group in the amounts of $1,663 and $5,026, respectively, including accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $1,663 and $4,653, respectively. Also, as of December 31, 2008, the Company recorded accruals for unrecognized income tax benefits and related interest and penalties of the broadcasting group in Moldova in the amount of $60 and $25, respectively. The whole amount of accruals relates to pre-acquisition operations of the Moldova Group. The Company also recorded as of December 31, 2008 accruals for unrecognized income tax benefits and related interest and penalties of the DTV Group in the amounts of $3,267 and $1,035, respectively, including accruals related to pre-acquisition operations of the DTV Group in the amounts of $3,267 and $737, respectively.

        As of December 31, 2008, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,155, and $6,176, respectively, as a component of accrued liabilities. All of unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        The following table summarizes the changes in the accrual for unrecognized income tax benefits for the year ended December 31, 2008:

	Unrecognized income tax benefits	Interest and penalties
Balance at December 31, 2007	$298	$68
Amounts assumed at acquisitions(1)	6,101	6,127
Additions based on tax positions related to the current year	37	46
Additions of tax positions of prior years	16	742
Reductions of tax positions of current year	(114)	(27)
Settlements	—
Lapse of statute of limitations	(261)	(574)
Foreign currency translation adjustment	(922)	(206)

Balance at December 31, 2008	$5,155	$6,176

(1)
After adoption of SFAS 141 (R), any reversals of the amounts of unrecognized tax benefits assumed at acquisitions, including reversals due to the lapse of statutory limitation terms, will be recorded in statement of income.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,659 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $297 of the total $2,659 potential increase could occur within twelve months from December 31, 2008. This amount mainly represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of Maraphon-TV (Moscow CTC station) and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. INCOME TAXES (Continued)

certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $1,910 as of December 31, 2008.

        The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. During the years ended December 31, 2007 and 2008, the Company recognized approximately $113 and $671, respectively, in interest and penalties. At December 31, 2007 and 2008, the Company had accrued approximately $97 and $6,176, respectively, for the payment of interest and penalties.

        The tax years ended December 31, 2006, 2007 and 2008 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1994 through December 31, 2008 remain subject to examination by the US tax authorities. The tax years ended December 31, 2004 through 2008 remain subject to examination by the Kazakh tax authorities.

14. STOCKHOLDERS' EQUITY

        As of December 31, 2006, 2007 and 2008, the Company's outstanding share capital was as follows:

Type	2006	2007	2008
Common stock outstanding	151,505,672	152,124,096	152,155,213

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2008, 152,155,213 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters which stockholders generally are entitled to vote.

        During 2006, both former and current employees and directors and/or their affiliated entities exercised options to purchase an aggregate of 4,410,324 shares of common stock for an aggregate consideration of $5,855.

        During 2007, both former and current employees exercised options to purchase an aggregate of 618,424 shares of common stock for an aggregate consideration of $7,476.

        During 2008, both former and current employees exercised options to purchase an aggregate of 31,117 shares of common stock for an aggregate consideration of $526.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

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

Initial Public Offering

        The Company filed a registration statement with the SEC to register shares of the Company's common stock in connection with the IPO. Upon closing of the IPO in June 2006, the Company issued 7,909,748 additional shares of common stock (including shares issued in connection with the exercise of the underwriters' over allotment option) and all the convertible preferred stock outstanding automatically converted into 66,360,800 shares of common stock. The net proceeds from the IPO comprised $105,041.

Stock-Based Compensation

        The Company has granted options and stock appreciation rights ("SAR") to its employees, consultants and member of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 1992 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

  The 1997 Stock Option/Stock Issuance Plan

        The 1997 Stock Option/Stock Issuance Plan ("1997 Plan") provided for the issuance of a maximum of 3,460,000 shares of common stock to employees, consultants and members of the Board of Directors. The 1997 Plan originally expired on May 14, 2007. At the Company's annual stockholders meeting held on May 16, 2007, the shareholders approved extending the term of the Plan by up to one year, or until May 14, 2008. Given that the 1997 Plan is now expired, no further grants can be made under it but the vesting and effectiveness of options previously granted under the 1997 Plan remain unaffected.

        The 1997 Plan consisted of two separate equity programs: the option grant program, under which eligible participants were granted options to purchase shares of common stock; and the stock issuance program, under which eligible participants were issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to the Company. For both

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

programs, the exercise or purchase price was historically fixed by the Company's Board of Directors or the Compensation Committee of the Board of Directors.

        Under the option grant program, the option exercise price per share could not have been less than 85% of the fair market value per share of common stock on the option grant date for nonqualified options or 100% of fair market value for incentive stock options. If the person to whom the option was granted was a holder of 10% or more of common stock, then the exercise price per share could not have been less than 110% of fair market value per share of common stock on the option grant date.

        Under the stock issuance program, the purchase price per share could have been less than 85% of the fair market value per share of common stock on the issue date. If the person purchasing the common stock was a holder of 10% or more of common stock, then the purchase price per share shall not be less than 110% of fair market value per share of common stock on the issue date.

        Under 1997 Plan, the option and stock issuance awards generally vested based on three-to-four years of continuous service and had ten-year contractual terms. The maximum term of an option granted under the 1997 Plan could not exceed ten years.

        As of December 31, 2008 there were outstanding options to purchase 1,072,063 shares of common stock at a weighted average exercise price of $20.02 granted under the 1997 Plan's option grant program and issuances of an aggregate of 56,000 shares under the 1997 Plan's stock issuance program. As of December 31, 2008, options to purchase 1,928,047 shares had been exercised under the 1997 Plan at a weighted average exercise price of $2.28. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date, as determined by the Company's Board of Directors.

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

        As of December 31, 2008 there were no options outstanding under the 1992 Plan. As of such date, options to purchase 3,908,800 shares of common stock at a weighted average exercise price of $0.35 had been exercised. All options granted under the 1992 Plan were granted at the estimated fair market value of the shares at date of grant as determined by the Company's Board of Directors.

  Executive Officers Options

        In addition to the stock option/stock issuance plans described above, from time to time the Company's Board of Directors approves additional grants of options to executive officers. These stock options vest on a quarterly basis over three- to four-year periods starting from the date of grant or starting a year after the date of grant and have a maximum term of ten years from the grant date. As of December 31, 2008 there were outstanding options to purchase 5,547,915 shares of common stock (including the CEO Time-Based Option described below) at a weighted average exercise price of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

$19.06 granted in such manner; in addition, as of December 31, 2008, such options to purchase 347,018 shares had been exercised at exercise price of $16.95. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date.

        Effective August 4, 2008, Anton Kudryashov joined the Company as Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Option Grant"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche represents options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option") with one third of these options vesting on the first anniversary of the employment start date and remaining options vesting in equal installments at the end of each of the immediately following eight quarters. The exercise price for the Time-Based Option is $22.07 per share. The fair value of the award is estimated on Mr. Kudryashov's first date of employment. The second and third tranches under the CEO Option Grant represent options to purchase up to 760,621 shares of the Company's common stock for each tranche (the "Revenue Objective Option" and the "Cost Objective Option") and will vest depending on achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying the Revenue Objective Option and Cost Objective Option as determined by the agreement is $5.49, the closing sales price per share of the Company's common stock on January 2, 2009.

        On September 30, 2008, the Company entered into a separation agreement with Vladimir Khanumyan, its Chief Operating Officer ("COO"), pursuant to which Mr. Khanumyan stepped down as the Company's COO effective October 1, 2008. Pursuant to the separation agreement, it was agreed that Mr. Khanumyan's options will continue to vest up to and including March 31, 2009 and he will be permitted to exercise his options up to and including December 31, 2010. The compensation expense related to such options amounted to $923 and was recognized during the twelve-month period ended December 31, 2008.

  Stock Appreciation Rights

        In September 2003, the Company granted to Alexander Rodnyansky, its former Chief Executive Officer and current President and member of the Board of Directors, a Stock Appreciation Right ("SAR") to purchase a total of 9,326,400 shares of common stock. The exercise price applicable to the purchase of 50% of those shares is $1.19 per share and the exercise price for the remaining shares is $1.79 per share. The SAR vested quarterly over a three-year period that commenced on June 30, 2003, and hence was fully vested as of December 31, 2008. Upon exercise of the SAR, the Company has the option to settle its obligation by issuing common shares, paying cash, or any combination. As of December 31, 2008, the Company intends to settle any exercise of the SAR by issuing common shares. In connection with the Company's IPO, in 2006 Mr. Rodnyansky partially exercised the SAR with respect to 3,108,800 shares at an exercise price of $1.19 per share and sold such shares in the IPO. The SAR expires on September 15, 2013.

        The Company's compensation expense relating to the SAR was measured at the grant date and was recognized over the graded vesting period of the rights under the SAR. The Company determined the fair value of the SAR using the minimum value method. The Company expensed $57, nil and nil as

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

a component of stock-based compensation in the accompanying consolidated statements of income in 2006, 2007 and 2008, respectively.

        The fair value of each option award granted in the years ending December 31, 2006, 2007 and 2008 is estimated on the date of grant using Black-Scholes option pricing model. The assumptions used in the option- pricing models for grants made in the years ending December 31, 2006, 2007 and 2008 were as follows:

	2006	2007	2008
Risk free interest rate	4.75%–5.24%	3.53%–4.96%	3.39%
Expected option life (years)	5.9–6.0	5.9–6.1	6.1
Expected dividend yield	—	—	—
Volatility factor	46%	44%	42%
Weighted-average grant date fair value of options (per share)	$8.45	$12.96	$10.56

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

        The following table summarizes options and SAR activity for the Company:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2005	1,773,208	2.19	9,326,400	1.49
Granted	4,968,556	17.00
Exercised	(1,301,524)	1.66	(3,108,800)	1.19
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding as of December 31, 2006	5,440,240	$15.84	6,217,600	$1.64

Granted	1,095,000	26.59	—	—
Exercised	(618,424)	12.09	—	—
Forfeited	(562,789)	17.67	—	—
Expired	(27,142)	8.81	—	—

Outstanding as of December 31, 2007	5,326,885	$18.33	6,217,600	$1.64

Granted	1,521,241	22.07	—	—
Exercised	(31,117)	16.95	—	—
Forfeited	(159,622)	16.95	—	—
Expired	(37,409)	19.45	—	—

Outstanding as of December 31, 2008	6,619,978	$19.22	6,217,600	$1.64

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2007	3,244,472	$9.64
Granted(1)	1,521,241	10.56
Vested	(1,539,273)	8.99
Forfeited	(159,622)	8.42

Nonvested as of December 31, 2008	3,066,818	$10.48

(1)
The number of granted stock options herein excludes the second and third tranches under the CEO Option Grant, noted above.

        The following table summarizes information about vested common stock options and the SAR:

	Common Stock Options			SAR
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2008	3,553,160	$17.35	7.5 years	6,217,600	$1.64	4.7 years

        As of December 31, 2008 all vested options are exercisable.

        The following table summarizes information about the intrinsic value of Company's common stock options and the SAR outstanding and exercisable as of December 31, 2008:

	Common Stock Options	SAR
Total intrinsic value of options/SAR outstanding	($95,459)	$19,648
Total intrinsic value of options/SAR exercisable	($43,881)	$19,648

        The following table summarizes information about the intrinsic value of Company's common stock options and SAR exercised during 2006, 2007 and 2008:

	For the years ended
	2006	2007	2008
Total intrinsic value of options exercised	$16,065	$8,805	$351
Total intrinsic value of SAR exercised	39,824	—	—

        The Company recognized stock-based compensation expense of $7,155, $13,694 and $16,083 for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, the total

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14. STOCKHOLDERS' EQUITY (Continued)

compensation cost related to unvested awards not yet recognized is $29,214 to be recognized over a weighted average period of 2.07 years.

15. RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        Alfa Group—In 2006, the Company drew down $19,000 of a US-dollar denominated credit line entered into with Alfa Bank in previous years with a weighted-average interest rate of 10.20%. In 2006, the Company repaid the loan in full. Also, in 2006, the Company repaid $41,000 of US-dollar denominated term loans to Alfa Bank drawn in previous years. The loans bore interest at rates between 10.25% and 11.50%. The interest expense related to these arrangements amounted to $1,772 in 2006.

        The Company maintains certain of its cash balances with Alfa Bank. As of December 31, 2007 and 2008, the cash balances held on Alfa Bank's accounts totalled $23,128 and $32,407, respectively. The interest accrued on bank accounts with Alfa Bank was $237, $315 and $927 in 2006, 2007 and 2008, respectively. As of December 31, 2007 and 2008, accounts receivable for such interest amounted to $126 and $167, respectively. In 2006, 2007 and 2008, Alfa Bank charged commissions for banking services of $231, $237 and $499, respectively. Alfa Bank commissions paid for banking services amounted to $194, $119 and $168 in 2006, 2007 and 2008, respectively.

        The Company recognized aggregate advertising revenue from Alfa Group and its group companies of $896, $2,668 and $4,557 in 2006, 2007 and 2008, respectively. In addition, in 2006 the Company recognized sublicensing revenue of $547 in relation to programming sold to OOO Gamma Film, an affiliate of Alfa Group. As of December 31, 2007 and 2008, accounts receivable for these transactions were nil and $760, respectively.

        Alfa Bank has opened three unsecured letters of credit in favor of a programming distributor to guarantee the Company's obligations under licensing agreements. Alfa Bank's commissions and fees in respect of these letters of credit amounted to $163, nil and nil in 2006, 2007 and 2008, respectively.

        Modern Times Group MTG AB—In 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG") (Note 4). As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65,668 (Note 12). Interest expense related to the promissory note and indebtedness to MTG amounted to $2,450 in 2008. In 2008, the whole amount of the Company's obligation under the promissory note and indebtedness to MTG, including accrued interest thereon, was repaid.

        In 2007 and 2008, the Company sold programming to a subsidiary of Modern Times Group MTG AB in the amounts of $173 and $178, respectively. As of December 31, 2007 and 2008, the accounts receivable related to this transaction amounted to $173 and $72. The Company also made prepayments for programming for this subsidiary in the amount of $377 and this prepayment was outstanding as of December 31, 2008. In addition, the Company acquired programming from this subsidiary in the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15. RELATED-PARTY TRANSACTIONS (Continued)

amount of $5,542. In 2008, the whole amount of the Company's obligation under this transaction was repaid.

        In 2008, the Company also provided rent services to another subsidiary of Modern Times Group MTG AB in the amount of $46.

Directors

        In 2006, two now former members of the Board of Directors were paid for consulting services provided to the Company and recharged the Company for certain expenses they incurred in connection with the provision of these consulting services. The aggregated consulting fees incurred amounted to $100.

        In 2006, the Company acquired from one of its former directors programming rights for documentary films amounting to $270.

Management

        The Company's President and a member of the Board of Directors (who served as Company's CEO during 2006, 2007 and first seven months of 2008) has an interest in several entities to which the Company sells programming, from which the Company acquires programming and which place advertising on the Company's networks.

        In 2006, 2007 and 2008, the Company sold programming to these entities in the amounts of $7,694, $10,688 and $720, respectively. As of December 31, 2007 and 2008, accounts receivable related to these transactions amounted to $1,386 and nil, respectively.

        In 2006, 2007 and 2008, the Company acquired programming in the amounts of $959, $2,177 and $1,014, respectively, from these entities. As of December 31, 2007 and 2008, accounts payable for the programming amounted to $516 and nil, respectively.

        In 2006, 2007 and 2008, the Company received advertising revenue from these entities of $843, $1,854 and $3,160, respectively. As of December 31, 2007 and 2008, accounts receivable for this advertising were $579 and nil, respectively.

        In 2006, 2007 and 2008, the Company received other revenue from these entities of $10, $18 and $26, respectively. As of December 31, 2007 and 2008, accounts receivable related to these revenues were nil.

        The President has served as one of the producers of a number of cinema releases for which the Company has acquired rights to broadcast. He has not received compensation for his services as a producer of such films.

        Other members of management of the Company have interests in entities from which the Company acquires programming, fixed assets, trade marks, and advertising services. In 2006, 2007 and 2008 the Company acquired programming from these entities in amounts of $4,046 and $9,452 and $9,617, respectively. As of December 31, 2007 and 2008, prepayments for this programming amounted to $1,990 and $141, respectively. Fixed assets and advertising services acquired from these entities amounted to $863 in 2008. As of December 31, 2008, accounts payable for these purchases amounted to $55.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES

Russian and Kazakh Environment and Current Economic Situation

        Recently Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy.

        The Company's net income for the year ended December 31, 2008 was materially adversely impacted by the depreciation of the ruble against the US dollar in the second half of the year. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During last five months of the year, the ruble depreciated approximately 20.3% against the US dollar resulting in an overall decrease during the year ended December 31, 2008 of approximately 16.5%. Since January 1, 2009 through February 24, 2009, the ruble has suffered a further depreciation against the US dollar of approximately 18.6%. Because the Company's reporting currency is the US dollar and the functional currency of Company's principal operating subsidiaries is the ruble, its reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of the Company's revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Moreover, the Company has a Credit Facility Agreement denominated in US dollars with a balance (including accrued interest) of $90,372 as of December 31, 2008 (Note 12). If the ruble continues to depreciate against the US dollar, the Company's results of operations will continue to be negatively impacted.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in 2008 was negatively impacted and we expect advertising spending in 2009 to continue to be adversely affected. Moreover, in early February 2009, the central bank of Kazakhstan devalued the tenge by 18% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge will negatively impact the Company's operating results.

        Any prolonged downturn in the economy of Russia and/or a continuation of the downturn in Kazakhstan could substantially reduce Russian and Kazakh television advertising expenditures. Any decrease in the size of the Russian television advertising market or further decreases in the size of the Kazakh advertising market will likely result in a decrease in Company's advertising revenues, which would materially adversely affect its results of operations.

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign currency exchange forward contract to reduce its foreign exchange cash flow risk related to a portion of payments under the Credit Facility Agreement (Note 12). A summary of the amounts and ruble/US dollar exchange rates at which the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Company will be obligated to buy US dollars at specified dates in accordance with the forward contract is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

        For the year ended December 31, 2008, the Company recognized a gain under the forward agreement in the amount of $3,284 in foreign currency gains (losses) in the consolidated income statement.

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

        The Company's revenues sold through Video International accounted for 95% of total operating revenues of $370,834 in 2006, 95% of total operating revenues of $472,056 in 2007, and 96% of total operating revenues of $640,171 in 2008.

        The Company's agreements with Video International require it to forward payment to the Company within three business days of its receipt of funds from advertisers. However, the Company does not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While the Company bears the credit risk associated with any failure by an advertiser to make payment, under the terms of the Networks' agreements, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 60 days after the end of the month in which the related advertising was

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. The current economic instability in Russia may affect the creditworthiness of advertisers. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, the Company's inability to directly control the process and limited provisions for recourse could have a material adverse effect on the Company's business, financial condition and results of operations.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, that have indefinite lives and represent a significant portion of the Company's total assets.

        As of December 31, 2008, the Company had recorded a noncash impairment loss that had a net effect on its net income of $153,679. This loss related to intangible assets and goodwill that the Company acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of its broadcasting group in Moldova. See Note 2. As a result of a continuation or worsening of the current economic instability or for other reasons, the Company may determine that these acquired assets are further impaired or it may determine that other assets that it holds are impaired, which would require the Company to record additional impairment losses that would adversely impact its net income.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2008, such commitments amounted to $160,662 (at the US dollar/ruble exchange rate as of December 31, 2008). The Company is obligated to pay $93,862, $40,536, $22,910, and $3,354 in 2009, 2010, 2011 and 2012, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of December 31, 2008, these commitments amounted to $2,454 (at the US dollar/ruble exchange rate as of December 31, 2008), all of which is payable in 2009.

        The Company also has commitments to purchase transmission and satellite services. As of December 31, 2008, these commitments amounted to $73,098 (at the US dollar/ruble exchange rate as of December 31, 2008). The Company is to pay $13,498, $14,044, $14,613, $15,182 and $15,761 in the years from 2009 to 2013, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        As of December 31, 2008, future minimum lease payments due under these leases are as follows:

For the year ended December 31,
2009	$3,981
2010	2,034
2011	752
2012	822
2013	898
2014 and thereafter	2,845

$11,332

        Total operating lease expense was $4,727, $5,441 and $5,247 in 2006, 2007 and 2008, respectively.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2007 and 2008. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2007 and December 31, 2008, the Company included accruals for contingencies related to non-income taxes totaling $338 and $301 as a component of accrued liabilities related to operations in Russia. In addition, as of December 31, 2008, the Company recorded accruals for non-income taxes and related interest and penalties of the Channel 31 Group in the amounts of $2,830 and $4,995, respectively, including accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $2,830 and $4,360, respectively. Also, as of December 31, 2008, the Company recorded accruals for non-income taxes and related interest and penalties of the broadcasting group in Moldova in the amounts of $236 and $114, respectively, all of which relate to pre-acquisition operations. Moreover, as of December 31, 2008, the Company had recorded accruals for non-income taxes and related interest and penalties of the DTV Group in the amounts of $1,307 and $638, respectively, including accruals related to pre-acquisition operations of the DTV Group in the amounts of $1,307 and $492, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2008, management estimates such contingencies related to non-income taxes to be up to approximately $691.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming, as well as maximum amount of retransmission of foreign-produced programming. Channel 31 has not always been in full compliance with all requirements of its license. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against the Company is remote.

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

        OAO Teleexpress, OOO Modern Russia Group and some other regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

16. COMMITMENTS AND CONTINGENCIES (Continued)

Company's liability, if any, in all pending litigation, other legal proceeding or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

17. SEGMENT INFORMATION

	Year ended December 31, 2006
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$264,445	$288	$139,712	$262,279	$(747)	$(1,056)	$(99,249)	$(6,773)	$—
Domashny Network	20,649	—	(4,627)	27,803	(212)	(548)	(15,954)	—	—
DTV Network	—	—	—	—	—	—	—	—	—
CTC Television Station Group	74,755	10	48,073	71,414	(1,338)	(4,945)	(2,932)	—	—
Domashny Television Station Group	10,985	581	(9,465)	57,403	(1,428)	(11,031)	(39)	—	—
DTV Television Station Group	—	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—	—
Business segment results	$370,834	$879	$173,693	$418,899	$(3,725)	$(17,580)	$(118,174)	$(6,773)	$—

Eliminations and other	—	(879)	(19,380)	65,898	(149)	(2,071)	148	—	—
Consolidated results	$370,834	$—	$154,313	$484,797	$(3,874)	$(19,651)	$(118,026)	$(6,773)	$—

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17. SEGMENT INFORMATION (Continued)

	Year ended December 31, 2007
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$321,030	$487	$166,249	$425,547	$(973)	$(1,002)	$(124,725)	$(9,629)	$—
Domashny Network	39,077	—	5,349	32,315	(231)	(631)	(23,450)	—	—
DTV Network	—	—	—	—	—	—	—	—	—
CTC Television Station Group	95,315	992	56,966	69,978	(2,048)	(9,243)	(5,433)	—	—
Domashny Television Station Group	16,634	837	(7,977)	62,380	(2,027)	(14,380)	(132)	—	—
DTV Television Station Group	—	—	—	—	—	—	—	—	—
CIS Group	—	—	—	—	—	—	—	—	—
Production Group	—	—	—	—	—	—	—	—	—
Business segment results	$472,056	$2,316	$220,587	$590,220	$(5,279)	$(25,256)	$(153,740)	$(9,629)	$—

Eliminations and other	—	(2,316)	(27,526)	104,460	(361)	(2,105)	209	—	—
Consolidated results	$472,056	$—	$193,061	$694,680	$(5,640)	$(27,361)	$(153,531)	$(9,629)	$—

	Year ended December 31, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$412,614	$4,516	$207,382	$693,984	$(1,021)	$(963)	$(172,573)	$(11,704)	$—
Domashny Network	64,142	13	18,868	36,297	(163)	(656)	(32,139)	—	—
DTV Network	35,868	16	7,286	174,593	(515)	(2,332)	(11,230)	—	(7,743)
CTC Television Station Group	95,033	1,704	60,384	98,807	(4,966)	(2,106)	(6,315)	—	—
Domashny Television Station Group	16,003	1,069	2,552	51,865	(2,133)	(2,538)	(40)	—	—
DTV Television Station Group	5,069	368	(89,811)	107,770	(145)	(2,330)	(11)	—	(87,889)
CIS Group	10,930	—	(139,712)	23,885	(594)	(880)	(4,856)	—	(137,051)
Production Group	512	47,103	5,302	30,225	—	(52)	—	—	—
Business segment results	$640,171	$54,789	$72,251	$1,217,426	$(9,537)	$(11,857)	$(227,164)	$(11,704)	$(232,683)

Eliminations and other	—	(54,789)	(38,070)	(410,597)	(528)	(1,522)	6,607	3,261	—
Consolidated results	$640,171	$—	$34,181	$806,829	$(10,065)	$(13,379)	$(220,557)	$(8,443)	$(232,683)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Operating revenue	$104,121	$112,147	$94,084	$161,704
Operating income	38,516	45,294	24,410	84,841
Net income	28,123	30,692	17,399	59,699
Net income per share—basic	$0.19	$0.20	$0.11	$0.39
Net income per share—diluted	$0.18	$0.19	$0.11	$0.38

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Operating revenue	$136,746	$172,770	$143,307	$187,348
Operating income	53,032	70,035	51,085	(139,971)
Net income	41,713	48,816	20,969	(89,044)
Net income (loss) per share—basic	$0.27	$0.32	$0.14	(0.59)
Net income (loss) per share—diluted	$0.26	$0.31	$0.13	(0.57)

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

CTC MEDIA, INC.
By:	/s/ ANTON KUDRYASHOV Anton Kudryashov Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ANTON KUDRYASHOV	Chief Executive Officer (Principal Executive Officer)	March 2, 2009
/s/ BORIS PODOLSKY	Chief Financial Officer (Principal Financial Officer)	March 2, 2009
/s/ ANNA POUTKO	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2009
/s/ HANS-HOLGER ALBRECHT	Co-Chairman of the Board of Directors	March 2, 2009
/s/ PETER AVEN	Co-Chairman of the Board of Directors	March 2, 2009
/s/ TAMJID BASUNIA	Director	March 2, 2009
/s/ CHARLES BURDICK	Director	March 2, 2009
/s/ IRINA GOFMAN	Director	March 2, 2009
/s/ KAJ GRADEVIK	Director	March 2, 2009

S-1

Signature	Title	Date

/s/ ELENA GRECHINA	Director	March 2, 2009
/s/ WERNER KLATTEN	Director	March 2, 2009
/s/ ALEXANDER RODNYANSKY	Director	March 2, 2009
/s/ OLEG SYSUEV	Director	March 2, 2009

S-2

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	Filed herewith
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.8++	Share Appreciation Rights Agreement, dated September 16, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alexander Rodnyansky	S-1	10.8	March 6, 2006	333-132228
10.11++	Notice of Grant of Stock Option dated April 28, 2005 to Vladimir Khanumyan and related Stock Option Agreement	S-1	10.11	March 6, 2006	333-132228
10.14.1++	Amended and Restated Employment Agreement, dated October 8, 2008, by and between Alexander Rodnyansky and CTC Media, Inc.	8-K/A	10.2	October 14, 2008	000-52003
10.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39	Form of Stockholders Agreement dated May 12, 2006 by and among CTC Media, MTG Broadcasting AB, Alfa Capital Holdings (Cyprus) Ltd, Cavendish Nominees and Sector Investment Holding Company Limited	S-1	10.39	May 12, 2006	333-132228
10.39.1	Amendment Agreement dated as of November 5, 2008 by and among CTC Media, MTG Russia AB and Alfa CTC Holdings Limited, amending the Stockholders Agreement dated as of May 12, 2006	8-K	10.1	November 12, 2008	000-52003
10.40	Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.42	Non-Residential Premises Lease Agreement between All-Russian Scientific and Researching Institute of TV and Broadcasting and CTC (English translation)	S-1	10.42	March 6, 2006	333-132228
10.43	Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky	10-Q	10.44	July 31, 2006	000-52003
10.45++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Vladimir Khanumyan	10-Q	10.45	July 31, 2006	000-52003
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.56++	Separation Agreement dated April 13, 2007 between CTC Media and Nilesh Lakhani	8-K	10.7	April 13, 2007	000-52003
10.57+	Supplementary Agreement dated as of July 11, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International "Trend" and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	10-Q	10.57	July 31, 2007	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.57.1+	Supplementary Agreement dated as of December 26, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International "Trend" and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	10-K	10.57.1	February 29, 2008	000-52003
10.58	Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	10-Q	10.58	July 31, 2007	000-52003
10.58.1	Appendix 1 dated as of December 20, 2007 to Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.58.1	February 29, 2008	000-52003
10.59	Surety Deed dated as of July 11, 2007 to Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC), Closed Joint Stock Company "Video International Group of Companies" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.59	July 31, 2007	000-52003
10.60	Supplementary Agreement No 1 dated July 11, 2007, to Agency Agreement No C-25-400/07 dated July 11, 2007 by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.60	July 31, 2007	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.61	Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	10-K	10.61	February 29, 2008	000-52003
10.61.1	Supplementary Agreement dated as of December 14, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.61.1	February 29, 2008	000-52003
10.61.2	Surety Deed dated as of December 21, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.61.2	February 29, 2008	000-52003
10.62	Form of Supplementary Agreement to Individual Station Agreement (English translation)	10-K	10.62	February 29, 2008	000-52003
10.63+	Share Purchase Agreement dated as of December 18, 2007 in respect of Soho Media LLC	10-K	10.63	February 29, 2008	000-52003
10.63.1+	Amendment No. 1, dated October 2008, to Share Purchase Agreement dated as of December 18, 2007 in respect of Soho Media LLC	Filed herewith
10.64.1+	Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.1	April 30, 2008	000-52003
10.64.2	Amendment No. 1 dated as July 28, 2008 to Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.2	July 30, 2008	000-52003
10.65++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	10-K	10.65

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.66++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.66	February 29, 2008	000-52003
10.67++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.68++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.69++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	10-K	10.69	February 29, 2008	000-52003
10.70++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.70	February 29, 2008	000-52003
10.71
	Purchase Agreement, dated as of January 25, 2008, by and among CTC Media, Inc.; "Art Media Capital" Closed Unit Investment Fund of Risk Investments, under the management of Kazkommerts Securities JSC, a joint stock corporation organized under the laws of the Republic of Kazakhstan; Verny Capital JSC, a joint stock company organized under the laws of the Republic of Kazakhstan; "Vernye Investitsyi" Closed Unit Investment Fund of Risk Investments; and Teleradiokompaniya 31st Kanal LLP, a limited liability partnership organized under the laws of the Republic of Kazakhstan (the "Channel 31 Purchase Agreement")	8-K	2.1	January 31, 2008	000-52003
10.71.1	Amendment No. 1 dated as of February 29, 2008 to the Channel 31 Purchase Agreement	10-K	10.71.1	February 29, 2008	000-52003
10.72	Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"	10-Q	10.72	July 30, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.72.1+	Agreement dated December 25, 2007 to the Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3	10-Q	10.72.1	July 30, 2008	000-52003
10.73+	Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"	10-Q	10.73	July 30, 2008	000-52003
10.73.1+	Agreement dated December 25, 2007 to the Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3	10-Q	10.73.1	July 30, 2008	000-52003
10.74.1+	Supplementary Agreement dated June 30, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" to the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006	10-Q	10.74.1	July 30, 2008	000-52003
10.74.2+	Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Agreement No. C-48-0075/08 dated January 15, 2008	10-Q	10.74.2	July 30, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.74.3+	Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006	10-Q	10.74.3	July 30, 2008	000-52003
10.74.4+	Agreement of Sale and Purchase of the Project Documentation dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company"	10-Q	10.74.4	July 30, 2008	000-52003
10.75+	Agreement No. 41259 dated August 30, 2005 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Limited Liability Company "Crossmedia"	10-Q	10.75	July 30, 2008	000-52003
10.76	Purchase Agreement, dated as of March 10, 2008, by and among Closed Joint Stock Company "Network of Television Stations" (CTC), MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.1	March 11, 2008	000-52003
10.76.1	Amendment No. 1 dated April 16, 2008, to the Purchase Agreement, dated as of March 10, 2008 by and among Closed Joint Stock Company "Network of Television Stations" (CTC), MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.1	April 18, 2008	000-52003
10.77	Guaranty Agreement, dated as of March 10, 2008, by and among CTC Media, Inc., MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.2	March 11, 2008	000-52003
10.77.1	Amendment No. 1 dated April 16, 2008, to the Guaranty Agreement, dated as of March 10, 2008 by and among CTC Media, Inc., MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.2	April 18, 2008	000-52003
10.78++	Employment Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.3	November 12, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.79	Option Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.4	November 12, 2008	000-52003
10.80	Facility Agreement dated as of June 27, 2008, by and among Closed Joint Stock Company "Network of Television Stations"(CTC), as the borrower, CTC Media, Inc. and Closed Joint Stock Company "New Channel" and Limited Liability Company "Marathon-TV", both wholly owned subsidiaries of CTC Media, Inc., acting as guarantors, and ABN AMRO Bank N.V., BNP Parisbank, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders	8-K	10.1	June 30, 2008	000-52003
10.81++	Separation Agreement between CTC Media, Inc. and Vladimir Khanumyan dated September 30, 2008	8-K	10.1	October 2, 2008	000-52003
10.81.1++	Amendment No. 1 to the Separation Agreement, dated as of January 15, 2009, between CTC Media, Inc. and Vladimir Khanumyan	8-K	10.1	January 20, 2009	000-52003
10.82	Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV", including Appendices 1, 2, 3 and 4	Filed herewith
10.82.1
	Agreement, dated December 29, 2008, to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	Filed herewith
10.82.2
	Additional Agreement #1, dated December 29, 2008, to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	Filed herewith

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.82.3	Surety Deed, dated December 29, 2008, among Closed Joint Stock Company "TV Darial", Closed Joint Stock Company "Video International" Group, and Limited Liability Company "Kompaniya TSV", to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	Filed herewith
10.83	Agreement, dated December 30, 2008, among Closed Joint Stock Company "TV Darial", Limited Liability Company "Crossmedia", and Closed Joint Stock Company "Kompaniya TSV"	Filed herewith
10.83.1	Agreement, dated December 29, 2008, on Cancellation of Contract # KM-171/0805 dated August 30, 2005 between Closed Joint Stock Company "TV Darial" and Limited Liability Company "Crossmedia"	Filed herewith
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1	Subsidiaries of CTC Media	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.