Form 10-K/A
period 2008-12-31
CTC Media, Inc.
filed 2009-03-27
CIK 1354513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-1869211 (I.R.S Employer Identification No.)
Pravda Street, 15A 125124 Moscow, Russia (Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: +7-495-785-6333

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Global Select Market

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

 EXPLANATORY NOTE

        CTC Media, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 2, 2009, in order to correct the following typographical errors:

  •
  In the table captioned "Consolidated statement of income data" in Item 7 on page 50, the Company has corrected "Income before income tax and minority interest" for the year ended December 31, 2007 to read "43.4" instead of "(43.4)" as originally reported; and

  •
  In the Consolidated Statements of Cash Flows in Item 8 on page F-5, the Company has corrected (a) "Amortization of programming rights" for the year ended December 31, 2007 to read "153,531" instead of "153,351" as originally reported and (b) "Other assets" for the year ended December 31, 2007 to read "(2,330)" instead of "2,330" as originally reported.

        This Amendment No. 1 amends the typographical errors in Items 7 and 8 described above. All other items and exhibits contained in the Annual Report on Form 10-K as filed on March 2, 2009 remain unchanged. In accordance with Exchange Act Rule 12b-15, new certifications of the Company's Chief Executive Officer and Chief Financial Officer are also being filed. This Amendment No. 1 does not reflect facts or events occurring after the original file date of March 2, 2009 nor modify (except as set forth above) or update the disclosures in any way.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The table set forth below replaces in its entirety the table captioned "Consolidated statement of income data" set forth in Item 7 on page 50 of the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 2, 2009.

  Consolidated statement of income data

	Year ended December 31,
	2006	2007	2008
Revenues:
Advertising	96.4%	95.9%	97.4%
Sublicensing and other	3.6	4.1	2.6

Total operating revenues	100.0	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(4.3)	(4.0)	(5.3)
Selling, general and administrative (exclusive of depreciation and amortization)	(15.2)	(14.8)	(15.2)
Amortization of programming rights	(31.8)	(32.5)	(34.5)
Amortization of sublicensing rights	(1.8)	(2.0)	(1.3)
Depreciation and amortization (exclusive of amortization of programming rights)	(5.3)	(5.8)	(2.1)
Impairment loss	—	—	(36.3)

Total operating expenses	(58.4)	(59.1)	(94.7)

Operating income	41.6	40.9	5.3
Foreign currency gains (losses)	0.4	—	(4.5)
Interest income	0.9	2.3	1.0
Interest expense	(0.5)	—	(1.5)
Gains on sale of businesses	0.3	0.2	—
Other non-operating (losses) income, net	(0.1)	0.3	0.1
Equity in income of investee companies	0.6	(0.3)	0.2

Income before income tax and minority interest	43.2	43.4	0.7
Income tax expense	(13.2)	(13.4)	(3.1)
(Income) loss attributable to minority interest	(1.3)	(1.2)	5.9

Net income	28.7%	28.8%	3.5%

Item 8.    Financial Statements and Supplementary Data.

        The Consolidated Statements of Cash Flows set forth on the following page replaces in its entirety the Consolidated Statements of Cash Flows in Item 8 on page F-5 of the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 2, 2009.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	106,325	135,913	22,454
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(9,615)	(14,699)	(66,142)
Depreciation and amortization	19,651	27,361	13,379
Amortization of programming rights	118,026	153,531	220,557
Amortization of sublicensing rights	6,773	9,629	8,443
Stock-based compensation expense	7,155	13,694	16,083
Gain on disposal of property and equipment	(174)	(662)	—
Gain on sale of businesses	(919)	(747)	—
Equity in (income) loss of unconsolidated investees	(1,896)	1,195	(1,511)
Income (loss) attributable to minority interest	4,918	5,842	(37,934)
Foreign currency (gains) losses	(1,579)	(151)	28,861
Impairment loss	—	—	232,683
Changes in operating assets and liabilities:
Trade accounts receivable	(1,068)	124	(26,692)
Prepayments	716	3,025	(14,366)
Other assets	(2,153)	(2,330)	8,503
Accounts payable and accrued liabilities	(1,138)	2,049	863
Deferred revenue	2,732	(3,537)	4,036
Other liabilities	1,942	2,161	20,986
Dividends received from equity investees	713	2,427	1,421
Acquisition of programming and sublicensing rights	(133,625)	(176,802)	(245,684)

Net cash provided by operating activities	116,784	158,023	185,937

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(3,650)	(5,076)	(4,804)
Acquisitions of intangibles	(224)	(564)	(5,261)
Acquisitions of businesses, net of cash acquired	(21,897)	(34,833)	(408,967)
Proceeds from sale of businesses, net of cash disposed	1,482	827	—
Proceeds from sale of property and equipment	673	2,055	—
Other	12	—	—

Net cash used in investing activities	(23,604)	(37,591)	(419,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	105,041	—	—
Common stock issuance costs	(394)	—	—
Proceeds from exercise of stock options	5,855	6,582	1,849
Proceeds from loans	19,000	—	135,000
Repayments of loans	(60,384)	—	(110,193)
Decrease in restricted cash	(12)	(60)	(30)
Dividends paid to minority interest	(3,750)	(5,789)	(6,031)

Net cash provided by financing activities	65,356	733	20,595

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,706	9,366	3,482

Net increase (decrease) in cash and cash equivalents	161,242	130,531	(209,018)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,300	176,542	307,073

CASH AND CASH EQUIVALENTS AT END OF YEAR	176,542	307,073	98,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	1,948	—	16,508
Income tax paid	57,896	75,296	93,159

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

Signature	Title	Date

/s/ ANTON KUDRYASHOV Anton Kudryashov	Chief Executive Officer (Principal Executive Officer)	March 27, 2009
/s/ BORIS PODOLSKY Boris Podolsky	Chief Financial Officer (Principal Financial Officer)	March 27, 2009
/s/ ANNA POUTKO Anna Poutko	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2009
* Hans-Holger Albrecht	Co-Chairman of the Board of Directors	March 27, 2009
* Peter Aven	Co-Chairman of the Board of Directors	March 27, 2009
* Charles Burdick	Director	March 27, 2009
* Alexander Rodnyansky	Director	March 27, 2009
* Elena Grechina	Director	March 27, 2009

Signature	Title	Date

* Tamjid Basunia	Director	March 27, 2009
* Werner Klatten	Director	March 27, 2009
* Oleg Sysuev	Director	March 27, 2009
* Kaj Gradevik	Director	March 27, 2009
* Irina Gofman	Director	March 27, 2009

*By:	/s/ ANNA POUTKO Anna Poutko Attorney-in-Fact

QuickLinks

EXPLANATORY NOTE
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of US dollars)
SIGNATURES