Form 10-Q
period 2009-03-31
CTC Media, Inc.
filed 2009-05-07
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1869211 (I.R.S. Employer Identification No.)
Pravda Street, 15A 125124 Moscow, Russia +7-495-785-6333 (Address Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)
2711 Centerville Road, Suite 400 Wilmington, DE 19808 302-636-5400 (Name, Address Including Zip Code and Telephone Number, Including Area Code, of Agent for Service)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

         As of May 5, 2009, there were outstanding 152,155,213 shares of the registrant's common stock, $0.01 par value per share.

CTC MEDIA, INC.

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The factors described in the "Risk Factors" section of this quarterly report on Form 10-Q, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of US dollars, except share and per share data)

	December 31, 2008	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,055	$109,346
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2008—$1,355; March 31, 2009—$1,166)	33,670	26,595
Taxes reclaimable	8,171	8,766
Prepayments	29,005	20,853
Programming rights, net	71,976	61,285
Deferred tax assets	14,166	15,027
Other current assets	7,720	9,880

TOTAL CURRENT ASSETS	262,763	251,752

RESTRICTED CASH	210	145
PROPERTY AND EQUIPMENT, net	22,722	19,482
INTANGIBLE ASSETS, net:
Broadcasting licenses	166,173	144,408
Cable network connection	25,205	22,064
Trade names	17,587	15,110
Network affiliation agreements	9,214	7,491
Other intangible assets	1,244	1,208

Net intangible assets	219,423	190,281
GOODWILL	223,027	192,967
PROGRAMMING RIGHTS, net	48,031	51,712
SUBLICENSING RIGHTS, net	1,221	352
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,311	4,313
PREPAYMENTS	6,238	2,054
DEFERRED TAX ASSETS	15,154	12,753
OTHER NON-CURRENT ASSETS	2,729	2,777

TOTAL ASSETS	$806,829	$728,588

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,025	$46,556
Accrued liabilities	41,573	27,678
Taxes payable	30,154	15,206
Short-term loans and interest accrued	62,165	63,220
Deferred revenue	14,683	5,718
Deferred tax liability	2,778	2,747

TOTAL CURRENT LIABILITIES	192,378	161,125

LONG-TERM LOANS	28,438	28,414
DEFERRED TAX LIABILITY	38,943	33,981
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 152,155,213	1,522	1,522
Additional paid-in capital	365,362	369,652
Retained earnings	232,321	255,633
Accumulated other comprehensive loss	(54,615)	(123,111)
Noncontrolling interest	2,481	1,372

TOTAL STOCKHOLDERS' EQUITY	547,070	505,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,829	$728,588

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2008	2009
REVENUES:
Advertising	$135,056	$99,075
Sublicensing and own production revenue	1,078	4,875
Other revenue	612	828

Total operating revenues	136,746	104,778

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights and own production cost, shown below, exclusive of depreciation and amortization of $1,419 and $2,051 for the three months ended March 31, 2008 and 2009 respectively; and inclusive of stock-based compensation of $213 and $213 for the three months ended March 31, 2008 and 2009, respectively)	(7,046)	(7,347)
Selling, general and administrative expenses (exclusive of depreciation and amortization of $785 and $530 for the three months ended March 31, 2008 and 2009, respectively; inclusive of stock-based compensation of $3,146 and $4,077 for the three months ended March 31, 2008 and 2009, respectively)	(18,818)	(18,322)
Amortization of programming rights	(54,423)	(36,883)
Amortization of sublicensing rights and own production cost	(1,223)	(3,062)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(2,204)	(2,581)

Total operating expenses	(83,714)	(68,195)

OPERATING INCOME	53,032	36,583
FOREIGN CURRENCY GAIN (LOSS)	678	(4,033)
INTEREST INCOME	3,792	1,060
INTEREST EXPENSE	(6)	(2,154)
OTHER NON-OPERATING INCOME (LOSS), net	85	(220)
EQUITY IN INCOME OF INVESTEE COMPANIES	293	77

Income before income tax	57,874	31,313

INCOME TAX EXPENSE	(15,090)	(8,499)

CONSOLIDATED NET INCOME	$42,784	$22,814
LESS: (INCOME) LOSSES ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,071)	498

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$41,713	$23,312

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.27	$0.15

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.26	$0.15

Weighted average common shares outstanding—basic	152,124,975	152,155,213

Weighted average common shares outstanding—diluted	159,227,810	155,799,555

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of US dollars)

	The three months ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$42,784	$22,814
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(4,594)	(981)
Depreciation and amortization	2,204	2,581
Amortization of programming rights	54,423	36,883
Amortization of sublicensing rights and own production cost	1,223	3,062
Stock based compensation expense	3,359	4,290
Equity in income of unconsolidated investees	(293)	(77)
Foreign currency (gains) losses	(678)	4,033
Changes in operating assets and liabilities:
Trade accounts receivable	(12,925)	(240)
Prepayments	(434)	(1,698)
Other assets	(5,836)	1,292
Accounts payable and accrued liabilities	8,636	2,095
Deferred revenue	702	(3,912)
Other liabilities	9,521	(7,876)
Dividends received from equity investees	—	261
Acquisition of programming and sublicensing rights	(69,333)	(34,712)

Net cash provided by operating activities	28,759	27,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,272)	(856)
Acquisitions of intangibles	(2,388)	—
Acquisitions of businesses, net of cash acquired	(55,032)	(12,145)
Other	(77)	—

Net cash used in investing activities	(58,769)	(13,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	1,283	—
Decrease in restricted cash	5	65
Dividends paid to noncontrolling interest	(18)	(23)

Net cash provided by financing activities	1,270	42

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,419	(3,565)

Net increase (decrease) in cash and cash equivalents	(19,320)	11,291
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	307,073	98,055

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$287,753	$109,346

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and the second quarter of 2008, respectively. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its television entertainment network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. The Company acquired an interest in Channel 31, a Kazakh television broadcaster, in February 2008, and the Company acquired an interest in a broadcasting group, consisting of two companies in Moldova, in October 2008. In conjunction with these acquisitions, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, in April 2008, the Company acquired two production companies—Costafilm and Soho Media—adding another business segment: Production Group.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International, an advertising sales house (Note 9). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 02, 2009 and Form 10-K/A filed with SEC on March 27, 2009. The Company's significant accounting policies and estimates have not changed since December 31, 2008, except for a change in estimates related to amortization of certain types of the Company's programming as discussed below.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

        The condensed consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities where the Company has been deemed the primary beneficiary, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Noncontrolling interests represent a noncontrolling shareholder's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

Programming rights amortization policy

        In accordance with the Company's policy, management reviews the amortization rates for each type of programming on an ongoing basis. The evaluation is based on an analysis of expected revenues in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. For Russian-produced series with twenty or more episodes, the Company's policy prior to the second quarter of 2008 was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provided for three or more runs. Starting from the second quarter of 2008, following a change in its programming schedule in which the Company lowered the expected number of runs for certain series, the Company changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. Following the change in its programming schedule, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run. This change is most relevant to the CTC Network.

        In addition, the Company changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. For sketchcoms, the Company's policy was to amortize 45% after the first run, 35% after the second run and 20% after the third run. Starting from the first quarter of 2009, sketchcoms are amortized on a straight-line basis over the period they are expected to be shown but not exceeding two years.

        Following a determination to air additional runs of a successful sitcom produced by the Company, the useful life of the sitcom has been extended to five runs and the remaining programming rights will be amortized over these remaining runs to reflect the change in estimated revenue patterns.

        Had the Company continued in 2009 with its prior amortization rates for Russian-produced series with twenty or more episodes, sketchcoms and a particular successful sitcom, net income attributable to

CTC Media, Inc. stockholders and net income attributable to CTC Media, Inc. stockholders per common share would have been as follows:

Three months ended March 31, 2009
Net income attributable to CTC Media, Inc. stockholders as reported	$23,312

Add: Programming rights amortization as reported	36,883
Deduct: Programming rights amortization based on prior policy	(38,044)
Income tax effect at 20%	(232)

Pro forma net income attributable to CTC Media, Inc. stockholders	$21,919

Pro forma net income attributable to CTC Media, Inc. stockholders per common share:	21,919
Basic	$0.14
Diluted	$0.14

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP deferred the effective date of SFAS No. 157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements for the three months ended March 31, 2009.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R significantly changes accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS No. 141R, the reversal of tax contingencies related to acquisitions will be recorded in its statement of income and not as an adjustment to goodwill. The adoption of SFAS No. 141R did not have a significant impact on the Company's financial statements for the three months ended March 31, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for the Company on January 1, 2009. From the date of adoption the Company is required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. The Company has adopted SFAS No. 160 starting from January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a significant impact on the Company's financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement did not have a significant impact on the Company's financial statements.

        In December 2008, the FASB issued Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF No. 07-1"), which requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 also requires significant disclosures related to collaborative arrangements. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF No. 07-1 should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this statement did not have a significant impact on the Company's financial statements.

3.     NET INCOME PER SHARE

        Basic net income attributable to CTC Media, Inc. stockholders per share for the three months ended March 31, 2008 and 2009 is computed on the basis of the weighted average number of common shares outstanding, using the "two-class" method. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 1,045,000 and 8,091,228 for the three months ended March 31, 2008 and 2009, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2008	2009
Net income attributable to CTC Media, Inc. stockholders	$41,713	$23,312

Weighted average common shares outstanding—basic
Common stock	152,124,975	152,155,213
Dilutive effect of:
Common stock options	7,102,835	3,644,342

Weighted average common shares outstanding—diluted	159,227,810	155,799,555

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.27	$0.15
Diluted	$0.26	$0.15

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2008 and 2009 was net income attributable to CTC Media, Inc. stockholders.

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2008 and March 31, 2009 comprise the following:

	December 31, 2008	March 31, 2009
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$25,994	34,754
Accumulated amortization	(23,973)	(29,839)

Released, net book value	2,021	4,915

Completed and not released	8,564	3,726
In production	7,281	5,457

Total	17,866	14,098

Acquired rights:
Historical cost	325,361	296,498
Accumulated amortization	(223,220)	(197,599)

Net book value	102,141	98,899

Total programming rights	$120,007	$112,997

Current portion	$71,976	$61,285

Non-current portion	$48,031	$51,712

        The Company expects to amortize approximately $5,580 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months ending March 31, 2010. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2009.

        During the three months ended March 31, 2008 and 2009, the Company recognized impairment charges on programming rights of $5,059 and $1,507, respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated interim statements of income and comprehensive income (loss).

        Starting April 1, 2008, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns. The Company again changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns starting January 1, 2009 (Note 2). The pretax effect from the change in amortization policy amounted to a decrease in amortization expense of $1,161 during the three months ended March 31, 2009.

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2008 and March 31, 2009 comprise the following:

	December 31, 2008		March 31, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$166,173	$—	$144,408	$—
Trade names	17,587	—	15,110	—
Cable network connections	28,831	(3,626)	26,153	(4,089)
Network affiliation agreements	21,147	(11,933)	19,893	(12,402)
Other intangible assets	2,498	(1,254)	2,689	(1,481)

TOTAL	$236,236	$(16,813)	$208,253	$(17,972)

        Amortization expense was $575 and $1,384 for the three months ended March 31, 2008 and 2009, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2008 and March 31, 2009 comprises the following:

	Balance December 31, 2008	Revision of purchase price allocation	Foreign currency translation adjustment	Balance March 31, 2009
CTC Network	$35,794	$—	$(4,876)	$30,918
Domashny Network	17,637	—	(2,402)	15,235
DTV Network	142,037	327	(19,347)	123,017
CTC Television Station Group	2,167	—	(295)	1,872
Domashny Television Station Group	10,143	—	(1,382)	8,761
CIS Group	122	—	(25)	97
Production Group	15,127	—	(2,060)	13,067

Total	$223,027	$327	$(30,387)	$192,967

7.     BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2008 and March 31, 2009 comprises the following:

	Currency	Annual interest rate (actual as of March 31, 2009)	December 31, 2008	March 31, 2009
Syndicated Loan:
principal amount	USD	LIBOR+3% (4.9%)	$90,250	$90,250
interest accrued	USD		122	1,219
Other loans			231	165

Total			$90,603	$91,634

Less: current portion			$(62,165)	$(63,220)

Non-current portion			$28,438	$28,414

        In connection with the acquisition of DTV Group in April 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders, to borrow $135,000 (the "Syndicated Loan Amount"). In July 2008, the Company drew-down the full Syndicated Loan Amount. Debt issuance costs comprised $3,215 amortized over the life of loan.

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Syndicated Loan Amount being payable on June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Syndicated Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in the Company's results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. Management believes the Company is in compliance with these covenants as of March 31, 2009.

        In April 2009, the Company entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500,000 to $400,000. In connection with this amendment, the Company has paid an amendment fee of $903.

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2008 and 2009:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2007	$615,074	$611,892	$3,182
Net Income	42,784	41,713	1,071
Other comprehensive income	23,740	23,513	227

Comprehensive income	$66,524	$65,226	$1,298

Additional paid-in capital	3,698	3,698	—
Acquisitions of noncontrolling interest	43,578	—	43,578

Stockholders' equity, March 31, 2008	$728,874	$680,816	$48,058

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income (loss)	22,814	23,312	(498)
Other comprehensive loss	(68,757)	(68,495)	(262)

Comprehensive loss	$(45,943)	$(45,183)	$(760)

Additional paid-in capital	4,290	4,290	—
Dividends declared to noncontrolling stockholders	(349)	—	(349)

Stockholders' equity, March 31, 2009	$505,068	$503,696	$1,372

        Comprehensive income (loss) consists entirely of currency translation adjustment for the three months ended March 31, 2008 and 2009.

Stock-Based Compensation

        The following table summarizes common stock options and stock appreciation rights ("SAR") activity for the Company during the three months ended March 31, 2009:

	Common stock options		SAR
	Quantity	Weighted average exercise price	Quantity	Weighted average exercise price
Outstanding as of December 31, 2008	6,619,978	$19.22	6,217,600	$1.64
Granted	1,521,241	5.49
Exercised	—	—	—	—
Forfeited	(31,250)	25.36	—	—
Expired	(18,750)	25.36	—	—

Outstanding as of March 31, 2009	8,091,219	$16.60	6,217,600	$1.64

CEO Stock Options

        In 2008, Anton Kudryashov joined the Company in the role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Options"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche was granted on August 4, 2008, and represents options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option") with one third of these options vesting on the first anniversary of the employment start date and remaining options vesting in equal installments at the end of each of the immediately following eight quarters.

        The second and third tranches under the CEO Stock Options were granted on January 2, 2009, and represent options to purchase up to 760,621 shares and 760,620 of the Company's common stock for each of the second tranche (the "Revenue Objective Option") and the third tranche (the "Cost Objective Option"), respectively, and vest depending on the Company's achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying both the Revenue Objective Option and the Cost Objective Option is $5.49 per share, which was the closing sales price per share of the Company's common stock on January 2, 2009.

        The fair value of the award is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair value of the second and third tranches:

1,521,241 options at $5.49
Risk free interest rate	1.9%–2.1%
Expected option life (years)	5.5–7.0
Expected dividend yield	—
Volatility factor	52%
Weighted-average grant date fair value of options (per share)	$2.85

        The following table summarizes information about nonvested common stock options:

	Common stock options
	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2008	3,066,818	$10.48
Granted	1,521,241	2.85
Vested	(352,936)	9.29
Forfeited	(31,250)	12.76

Nonvested as of March 31, 2009	4,203,873	$7.80

        The Company recognized stock-based compensation expense of $3,359 and $4,290 for the three months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, the total compensation cost related to unvested awards not yet recognized is $28,857, to be recognized over a weighted average period of 3.7 years.

9.     COMMITMENTS AND CONTINGENCIES

Russian and Kazakh Environment and Current Economic Situation

        Russia, like many other countries, has recently experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        The Company's net income for the quarter ended March 31, 2009 was materially adversely impacted by the depreciation of the ruble against the US Dollar. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the three months ended March 31, 2009, the ruble depreciated approximately 13.6% against the US dollar. This depreciation had a material negative impact on the Company's reported results of operations for this period. Because the Company's reporting currency is the US dollar and the functional currency of Company's principal operating subsidiaries is the ruble, its reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, because substantially all of the Company's revenues are generated in rubles, the Company faces exchange-rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Moreover, the Credit Facility Agreement is denominated in US dollars with a balance (including accrued interest) of $91,469 as of March 31, 2009 (Note 7). If the ruble continues to depreciate against the US dollar, the Company's results of operations will continue to be negatively impacted.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in the first quarter of 2009 was negatively impacted and the Company expects advertising spending in 2009 to continue to be adversely affected. Moreover, during the three months ended March 31, 2009, the Kazakh tenge depreciated approximately 20.2% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge will negatively impact the Company's operating results.

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

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign currency exchange forward contract to reduce its foreign exchange cash flow risk related to a portion of payments under the Credit Facility Agreement (Note 7). A summary of the amounts and ruble/US dollar exchange rates at which the

Company will be obligated to buy US dollars at specified dates in accordance with the forward contract is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

        The tabular disclosure of fair value of the forward contract in the condensed consolidated balance sheet and the effect of the forward contract on the condensed consolidated statement of income and comprehensive income (loss) is presented below:

	Balance sheet location	December 31, 2008	March 31, 2009
Fair value of foreign exchange contract		$2,425	$8,487

Current portion	Other current assets	2,129	6,205

Non-current portion	Other non-current assets	$296	$2,282

		Three months ended March 31,
	Location of gain recognized in the statement of income
		2008	2009
Gain under the foreign exchange contract	Foreign currency gain (loss)	—	$6,543

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, a "sales house," Video International, controls the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. The length of these agreements varies, with the agreements relating to the Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to the CTC and Domashny Television Station Groups expiring at the end of December 2010, and the agreement relating to the CTC Network expiring at the end of December 2012. In Kazakhstan, the Company has an agreement with Video International for the placement of advertising in Channel 31. The agreement expires at the end of December 2010.

        The CTC, Domashny and Channel 31 agreements are generally terminable upon 180 days' notice by either party. The DTV agreements are generally terminable upon 90 days' notice by either party. A disruption in the relationship with Video International or early termination of the agreements with Video International could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

        The Company's revenues sold through Video International accounted for 98% of total operating revenues of $136,746, and 93% of total operating revenues of $104,778 in the three months ended March 31, 2008 and 2009, respectively.

        The Company's agreements with Video International require it to forward payment to the Company within three business days of its receipt of funds from advertisers. However, the Company does not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating gross rating points (GRPs). While the Company bears the credit risk associated with any failure by an advertiser to make payment, under the terms of the Networks' agreements, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 90 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default on, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. The current economic instability in Russia may affect the creditworthiness of advertisers. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, or fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, the Company's inability to directly control the process and limited provisions for recourse could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Purchase commitments

        The Company has future purchase commitments of $257,223 as of March 31, 2009. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and cable connections obligations.

Income Taxes

        As of December 31, 2008 and March 31, 2009, the Company included accruals for unrecognized income tax benefits and the related interest and penalties totaling $11,268 and $10,844, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the CIS Group, DTV Group and several regional stations of $10,517 and $8,864 respectively. All of the unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,579 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $270 of the total $1,579 potential increase could occur within twelve months from March 31, 2009. This $270 mainly represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of Maraphon-TV (Moscow CTC station) and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax.

        The tax years ended December 31, 2006, 2007 and 2008 and the three months ended March 31, 2009 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1994 through December 31, 2008 and the three months ended March 31, 2009 remain subject to examination by the US tax authorities. The tax years ended December 31, 2004 through 2008 and the three months ended March 31, 2009 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2008 and March 31, 2009. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2008 and March 31, 2009, the Company included accruals for contingencies related to non-income taxes totaling $10,420 and $8,648, respectively, including amounts relating to pre-acquisition operations of the CIS Group, DTV Group and several regional stations of $9,339 and $7,721, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2009, management estimates such contingencies related to non-income taxes to be up to $392.

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

Broadcast Licenses

        All of the Company's Russian affiliate television stations, including those that are owned-and-operated, are required to have broadcast licenses and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

        The broadcast licenses of Russian affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute "Russian content". Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming. Channel 31 has not always been in full compliance with all requirements of its license. Recently, the Kazakh government enacted a law that includes a requirement to broadcast the minimum amount of Kazakh language programming evenly throughout the day rather than only during a particular window. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against Channel 31 is remote.

Net Assets Position in Accordance with Statutory Requirements

        In accordance with Russian legislation, joint stock companies must maintain a level of equity (net assets) that is greater than their charter capital. In the event that a company's net assets, as determined under Russian accounting legislation, fall below certain minimum levels, specifically below zero, the company can be forced to liquidate.

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

10.   SEGMENT INFORMATION

	Three months ended March 31, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$97,831	$198	$45,536	$512,221	$(767)	$(244)	$(45,057)	$(1,223)
Domashny Network	15,467	—	4,534	42,301	(56)	(172)	(7,824)	—
DTV Network	—	—	—	—	—	—	—	—
CTC Television Station Group	19,599	415	10,632	85,793	(1,909)	(501)	(1,407)	—
Domashny Television Station Group	3,199	250	(57)	66,692	(854)	(625)	(6)	—
DTV Television Station Group	—	—	—	—	—	—	—	—
CIS Group	650	—	(368)	163,697	—	(131)	(289)	—
Production Group	—	—	—	—	—	—	—	—
Business segment results	$136,746	$863	$60,277	$870,704	$(3,586)	$(1,673)	$(54,583)	$(1,223)

Eliminations and other	—	(863)	(7,245)	41,955	(74)	(531)	160	—
Consolidated results	$136,746	$—	$53,032	$912,659	$(3,660)	$(2,204)	$(54,423)	$(1,223)

	Three months ended March 31, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$70,555	$783	$34,302	$683,203	$(64)	$(131)	$(28,492)	$(3,393)
Domashny Network	10,567	3	3,383	37,404	(6)	(113)	(4,891)	—
DTV Network	8,667	—	3,721	144,726	(297)	(592)	(2,488)	—
CTC Television Station Group	10,254	277	5,270	91,219	(274)	(415)	(822)	—
Domashny Television Station Group	1,739	294	77	44,476	(52)	(311)	(5)	—
DTV Television Station Group	774	28	(1,193)	93,460	—	(720)	(1)	—
CIS Group	2,044	—	(1,362)	18,879	(161)	(222)	(1,533)	—
Production Group	178	5,878	263	24,566	—	(12)	—	(4,890)
Business segment results	$104,778	$7,263	$44,461	$1,137,933	$(854)	$(2,516)	$(38,232)	$(8,283)

Eliminations and other	—	(7,263)	(7,878)	(409,345)	(2)	(65)	1,349	5,221
Consolidated results	$104,778	$—	$36,583	$728,588	$(856)	$(2,581)	$(36,883)	$(3,062)

11.   SUBSEQUENT EVENTS

        In April 2009, the Company entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500,000 to $400,000.

        In April 2009, the Company's stockholders approved the 2009 stock incentive plan and the reservation of 7,800,000 shares of the Company's common stock for issuance pursuant to such plan. No such options have yet been granted under the plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2008 and 2009. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on March 2, 2009, Form 10-K/A filed with SEC on March 27, 2009 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  •
  Domashny Network.  The Domashny, or "Home", Network is targeted principally at 25-60 year-old women. Domashny's technical penetration is 71.0% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers (18+ year-old viewers in 2008). DTV's technical penetration is 61.0% with its signal covering approximately 60 million people in Russia. We acquired DTV Network in April 2008.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the sale of national television advertising, which our networks place through Video International, their exclusive advertising sales house.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 20 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 12 owned-and-operated stations and 16 repeater transmitters. The DTV Television Station Group manages its five owned-and-operated stations and 26 repeater transmitters. Our Television Station Groups provide technical penetration of 40.7% for the CTC Network (or 46.5% of its total penetration of 87.5%); technical penetration of 36.6% for the Domashny Network (or 51.5% of its total penetration of 71.0%); and technical penetration of 31.0% for the DTV Network (or 50.8% of its total penetration of 61.0%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks. Substantially all of our local advertising is currently placed through Video International.

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

  Production Group

  •
  Production Group.  Our Production Group comprises two Russian production companies—Costafilm and Soho Media. Costafilm specializes in producing sitcoms, series and sketchkoms for the CTC Network. Soho Media specializes in entertainment TV shows. We acquired these two production companies in April 2008.

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

        Overall demand for television advertising in Russia had experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. For the last several years, the Russian advertising market has been one of the largest and fastest growing in Europe. Recently, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have a negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices has adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia was, and may continue to be, adversely affected.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

        The continued success of our advertising sales depends largely on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share by broadcasting attractive entertainment programming, including original Russian series and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in broadcasting programming content that appeals to our key target audiences, we face strong competition from other television broadcasters for programming content, and we must continue to strive to air programming that addresses evolving audience tastes and trends in television broadcasting.

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by the value of the Russian ruble, and to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the three months ended March 31, 2009, the ruble depreciated approximately 13.6% against the US dollar. This depreciation had a material negative impact on our reported results of operations for this period. Moreover, during the three months ended March 31, 2009, the Kazakh tenge depreciated approximately 20.2% against the US dollar. A continuing depreciation of the Russian ruble, as well as the depreciation of the Kazakh tenge, will materially negatively affect our reported results of operations.

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. In 2008, we completed several significant acquisitions. We will also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, Video International, a "sales house", controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed our national advertising on an exclusive basis. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in Russia in the first quarter of 2008 and 2009. In Kazakhstan we place all of our national advertising through Video International.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold in rubles, demand for advertising and our ability to increase our advertising inventory. Because of the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be modest. Furthermore, our ability to sustain current prices will depend largely on the economic situation in Russia. In addition, because of the current economic instability, the sellout rates may decrease, which in turn may negatively impact our revenues. With respect to increases in our advertising inventory, our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of ratings in CTC's target audience, the 6-54 year-old demographic; it generally places Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places DTV's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers.

Our Agreements with Video International

        In Russia, we have several agreements with Video International for the placement of advertising on each of our networks and each of our Television Station Groups. The length of these agreements varies, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. In Kazakhstan, we have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010.

        Under the terms of the agreements relating to our networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our Networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients of our networks to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of our network's gross advertising revenues for the year. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default on, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days.

        The CTC and Domashny Networks agreements are terminable upon 180 days' notice by either party. As compensation for early termination, the terminating party under either the CTC or Domashny Network agreements generally must pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the agreement is terminated upon six months' notice by either party as of January 1 of any year, no termination fee is payable. The DTV Network agreement is terminable upon 90 days' notice by either party. As compensation for early termination, the terminating party under the DTV Network agreement must generally pay the other party an amount equal to the commission that was paid for the twelve-month period preceding the termination date.

        Under the agreements with Video International for each of our Television Station Groups, the commission rate payable by our individual owned-and-operated stations is fixed at 15% of gross advertising sales. Pursuant to the CTC and Domashny Television Station Group agreements, Video International has agreed to guarantee unpaid debt of local advertising clients to the extent such debt has not been paid within 90 days of the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. Such guarantee does not apply to unpaid debt resulting from a material downturn in the Russian economy, as described above.

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

        Under the Channel 31 agreement, the commission rate payable by us is fixed at 15% of gross advertising sales. The Channel 31 agreement is terminable upon six-months notice by either party. The party that initiates the termination of the agreement must generally pay the other party an amount equal to 15% of gross advertising sales of Channel 31 for the six months preceding the termination date.

        The contracts for the placement of advertising in Russia, our principal source of revenue, are denominated primarily in rubles and we currently expect that almost all of our advertising revenues in future years will be denominated in rubles. In order to mitigate our currency risk exposure, Video International agreed that it would seek to amend its agreements with existing advertisers to provide that either Video International or the advertiser could terminate the agreement in the event that the average exchange rate between the ruble and the dollar measured over a 30-day period in any year fluctuates by more than 15% from the exchange rate on January 1 of that year so long as the parties had not otherwise agreed to new advertising rates to reflect such currency fluctuations. If Video International did not enter into such amendments with advertisers and such currency fluctuations did occur, Video International is obligated to compensate us for depreciations in the value of the ruble as compared to the dollar in excess of such 15% variation. Given the current economic situation and its impact on the advertising market, we have chosen not to enforce this obligation.

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount being payable on June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. As of December 31, 2008 and March 31, 2009 the amount outstanding under the Credit Facility and interest accrued thereon comprised $90.4 million and $91.5 million, respectively.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in our results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. We believe that as of March 31, 2009 we were in compliance with the covenants under the Credit Facility Agreement.

        In April 2009, we entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500 million to $400 million. In connection with this amendment, we paid an amendment fee of $0.9 million.

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

        The prevailing Russian ruble exchange rate to US dollar as of May 4, 2009 was 32.97 rubles for 1 US dollar.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 2, 2009. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. The changes in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on March 2, 2009 relate to a change in amortization rates for certain types of our programming, as well as changes in accounting for business combinations and in accounting of noncontrolling interests as result of adoption of new accounting standards (outlined below).

Programming rights amortization

        In accordance with our policy, we review on an ongoing basis the amortization rates for each type of programming we broadcast. The evaluation is based on an analysis of expected revenues. Starting from January 1, 2009, we changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. In addition, we extended the useful life of a successful sitcom produced by us. See "—Results of Operations—Amortization of programming rights".

Accounting for business combinations

        On January 1, 2009 we adopted SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R significantly changes accounting for business combinations that occurred on or after January 1, 2009. Under SFAS 141R, we are required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changes the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred and valuing noncontrolling interests at fair value at the acquisition date. In addition, after the adoption of SFAS 141R, the reversal of tax contingencies related to our acquisitions are recorded on our statements of income and not as an adjustment to goodwill. See "—Recently issued accounting pronouncements".

Accounting for noncontrolling interests

        On January 1, 2009 we adopted newly issued accounting standard SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and changes classification of noncontrolling interest in financial statements. See "—Recently Issued Accounting Pronouncements".

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

Unaudited condensed consolidated statement of income data

	Three months ended March 31,
	2008	2009
Revenues:
Advertising	98.8%	94.6%
Sublicensing, own production sales and other	1.2	5.4

Total operating revenues	100.0	100.0

Expenses:
Direct operating expenses (exclusive of depreciation and amortization)	(5.2)	(7.0)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	(13.8)	(17.5)
Amortization of programming rights	(39.8)	(35.2)
Amortization of sublicensing rights and own production cost	(0.9)	(2.9)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(1.6)	(2.5)

Total operating expenses	(61.2)	(65.1)

Operating income	38.8	34.9
Foreign currency gains (losses)	0.5	(3.8)
Interest income	2.8	1.0
Interest expense	—	(2.1)
Other non-operating income (losses), net	0.1	(0.2)
Equity in income of investee companies	0.2	—

Income before income tax	42.3	29.8

Income tax expense	(11.0)	(8.1)

Net income	31.3	21.7

Income (loss) attributable to noncontrolling interest	(0.8)	0.5

Net income attributable to controlling interest	30.5%	22.2%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies, that comprise our Production Group: Costafilm and Soho Media. As a result, our operating results for the first quarter of 2008 include the operations of the Channel 31 Group for only one month and do not include the operations of the DTV Group and the Production Group.

Comparison of Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2008 and 2009

Total operating revenues

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	$98,029	$71,338
Change period-to-period	—	(27.2)%
Domashny Network	15,467	10,570
Change period-to-period	—	(31.7)%
DTV Network	n/a	8,667
Change period-to-period	—	n/a
CTC Television Station Group	20,014	10,530
Change period-to-period	—	(47.4)%
Domashny Television Station Group	3,449	2,034
Change period-to-period	—	(41.0)%
DTV Television Group	n/a	802
Change period-to-period	—	n/a
CIS Group	650	2,044
Change period-to-period	—	214.5%
Production Group	n/a	6,056
Change period-to-period	—	n/a
Eliminations and other	(863)	(7,263)

Total	$136,746	$104,778

Change period-to-period	—	(23.4)%

        Our total operating revenues decreased by approximately 23.4% when comparing the three-month periods under review. Our operating revenues a significant majority of which comes from advertising tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. Recently, however, Russia, like many other countries, has experienced economic instability. The continuing global credit crisis, the related turmoil in the global financial system and recent decreases in international oil prices have had and may continue to have a negative impact on the Russian economy. In addition, the Kazakh economy continues to experience instability. As a result of the current global economic instability and the deterioration in the Russian and Kazakh economies, we believe total television advertising spending in these countries was and may continue to be adversely affected. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further".

        A significant majority of our advertising revenue is denominated in Russian rubles. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues for the three months ended March 31, 2009 were materially adversely impacted. A continuing depreciation of the Russian ruble will continue to have a material negative effect on our reported revenues. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in

Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected".

  Advertising revenues

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	$96,716	$65,257
Change period-to-period	—	(32.5)%
Domashny Network	15,467	10,566
Change period-to-period	—	(31.7)%
DTV Network	n/a	8,671
Change period-to-period	—	n/a
CTC Television Station Group	19,569	10,223
Change period-to-period	—	(47.8)%
Domashny Television Station Group	2,654	1,589
Change period-to-period	—	(40.1)%
DTV Television Group	n/a	772
Change period-to-period	—	n/a
CIS Group	650	1,873
Change period-to-period	—	188.2%
Production Group	n/a	143
Change period-to-period	—	n/a
Eliminations and other	—	(19)

Total	$135,056	$99,075

Change period-to-period	—	(26.6)%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places the CTC Network's advertising on the basis of ratings in CTC's target audience, the 6-54 year-old demographic; it generally places the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places the DTV Network's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    CTC Network's advertising revenue decreased by 32.5% when comparing the three-month periods under review principally due to the depreciation of the Russian ruble against the US dollar and, to a lesser extent, due to decreased advertising rates and decreased sellout. The average target audience share of the CTC Network was 11.4% in the three months ended March 31, 2008 and 2009. The average overall audience share of the CTC Network was 8.8% and 8.5% in the three months ended March 31, 2008 and 2009, respectively. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that such modification in the audience measurement system decreases CTC's target audience share by approximately 0.7 percentage points, which negatively affects CTC's advertising revenues. This decrease was offset by better performance of our programming in the first quarter of 2009 when compared with the first quarter of 2008.

        Domashny Network.    Domashny Network's advertising revenues decreased by 31.7% when comparing the three-month periods under review principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased audience share. Advertising rates remained relatively flat when comparing the three-month periods under review. The average target audience share of the Domashny Network was 2.9% and 2.6% during the three months ended March 31, 2008 and 2009, respectively. The average overall audience share of the Domashny Network was 2.3% and 2.0% during the three months ended March 31, 2008 and 2009, respectively. The decrease in our audience share over the periods under review was the result of increased competition and relative underperformance of certain of our programming in the first quarter of 2009 when compared with the first quarter of 2008.

        DTV Network.    The DTV Network contributed $8.7 million to our consolidated advertising revenues for the three months ended March 31, 2009, amounting to 8.8% of our consolidated advertising revenues. The target audience shares of the DTV Network was 2.2% during the three months ended March 31, 2009. The overall audience shares of the DTV Network was 1.9% during the three months ended March 31, 2009.

        CTC, Domashny and DTV Television Station Groups.    Advertising revenues of the CTC Television Station Group decreased by 47.8% when comparing the three months ended March 31, 2008 and 2009. Advertising revenues of the Domashny Television Station Group decreased by 40.1% when comparing the three months ended March 31, 2008 and 2009. The decrease in advertising revenues of our Television Station Groups was principally due to depreciation of the Russian ruble against the US dollar and decreased advertising rates. This decrease was partially offset by an increase in sellout when comparing the three-month periods under review.

        The DTV Television Station Group contributed $0.8 million or 0.8% to our consolidated advertising revenues for the three months ended 2009.

        CIS.    In March 2008, we generated $0.7 million in advertising revenues from the Channel 31 Group, which comprised all the revenues of this segment for this period. In the three months ended March 31, 2009 CIS Group contributed $1.9 or 1.9% to our consolidated advertising revenues, the majority of which represented revenues of the Channel 31 Group.

        Because of the current economic instability in Russia and globally, the ruble has been depreciating against the US dollar and television advertising spending to date in 2009 has been and may continue to be negatively impacted. For a discussion of the impact of these factors on our advertising revenues, see "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected; and—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further."

  Sublicensing, own production and other revenues

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	$1,312	$6,081
Change period-to-period	—	363.5%
CTC Television Station Group	447	307
Change period-to-period	—	(31.3)%
Domashny Television Station Group	794	445
Change period-to-period	—	(44.0)%
DTV Television Group	n/a	30
Change period-to-period	—	n/a
CIS Group	n/a	171
Change period-to-period	—	n/a
Production Group	n/a	5,913
Change period-to-period	—	n/a
Eliminations and other	(863)	(7,244)

Total	$1,690	$5,703

Change period-to-period	—	237.5%

        Networks.    The increase in sublicensing, own production and other revenues at the CTC Network level when comparing the three-month periods under review is principally due to sales of certain series and sitcoms produced by our Production Group to Ukraine, and increased intercompany sales to the CIS Group.

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

        Production Group.    The majority of own production revenues for the Production Group represent sales of in-house produced programming to our networks. These revenues are eliminated in consolidation.

        Eliminations and other.    We eliminate inter-company revenues from sublicensing, own production and other revenues. These inter-company revenues consist primarily of programming rights sold by our Production Group to our networks and sublicensing rights sold by CTC Network to the CIS Group.

  Total operating expenses

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($52,493)	($37,036)
Change period-to-period	—	(29.4)%
Domashny Network	(10,933)	(7,187)
Change period-to-period	—	(34.3)%
DTV Network	n/a	(4,946)
Change period-to-period	—	n/a
CTC Television Station Group	(9,382)	(5,260)
Change period-to-period	—	(43.9)%
Domashny Television Station Group	(3,506)	(1,957)
Change year-on-year	—	(44.2)%
DTV Television Group	n/a	(1,995)
Change period-to-period	—	n/a
CIS Group	(1,018)	(3,406)
Change period-to-period	—	234.6%
Production Group	n/a	(5,793)
Change period-to-period	—	n/a
Eliminations and other	(6,382)	(615)

Total	($83,714)	($68,195)

Change period-to-period	—	(18.5)%
% of total operating revenues	61.2%	65.1%

        Our total operating expenses as a percentage of operating revenues increased from 61.2% to 65.1% when comparing the three months ended March 31, 2008 and 2009 mainly due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of sublicensing rights and own production cost and depreciation and amortization expenses, offset by decrease, as a percentage of operating revenues, in amortization of programming rights.

  Direct operating expenses

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($2,066)	($1,252)
Change period-to-period	—	(39.4)%
Domashny Network	(1,142)	(898)
Change period-to-period	—	(21.3)%
DTV Network	n/a	(766)
Change period-to-period	—	n/a
CTC Television Station Group	(2,583)	(1,558)
Change period-to-period	—	(39.7)%
Domashny Television Station Group	(1,392)	(812)
Change period-to-period	—	(41.7)%
DTV Television Group	n/a	(1,008)
Change period-to-period	—	n/a
CIS Group	(100)	(647)
Change period-to-period	—	547.0%
Production Group	n/a	(508)
Change period-to-period	—	n/a
Eliminations and other	237	102

Total	($7,046)	($7,347)

Change period-to-period	—	4.3%
% of total operating revenues	5.2%	7.0%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment's total operating revenues decreased from 2.1% to 1.8% when comparing the three months ended March 31, 2008 and 2009, mainly due to reversal of the provision related to prepayment of certain programming rights and depreciation of the Russian ruble against the US dollar, partially offset by decreased revenues. At the Domashny Network, direct operating expense as a percentage of this segment's total operating revenues increased from 7.4% to 8.5% when comparing the three months ended March 31, 2008 and 2009, mainly due to decreased revenues. In absolute terms, direct operating expenses at our Domashny Network decreased due to the depreciation of the Russian ruble against the US dollar.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 8.8% during the three months ended March 31, 2009.

        Although we generally expect our direct operating expenses at the Network level to decrease in 2009 compared to 2008, we expect this decrease at the Domashny and DTV Networks to be offset by fees that we expect to pay to certain independent affiliates of these networks in exchange for broadcasting Domashny and DTV signals.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering, programming, production and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations.

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 12.9% to 14.8% when comparing the three months ended March 31, 2008 and 2009, as a result of decreased revenues. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues decreased from 40.4% to 39.9% when comparing the three months ended March 31, 2008 and 2009, mainly due to the depreciation of the Russian ruble against the US dollar partially offset by decreased revenues. In absolute terms, direct operating expenses decreased in both segments over the periods under review primarily as a result of the depreciation of the Russian ruble against the US dollar.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 125.7% during the three months ended March 31, 2009.

        Direct operating expenses as a percentage of Domashny and DTV Television Station Group's total operating revenues is higher than that of the CTC Television Station Group reflecting the earlier stage of operations of those segments.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom (which is the primary carrier of our networks' signals in Moscow), indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of 2007. To date, no such resolution has been reached. If we were required to pay transmission fees to these cable operators, our direct operating expenses would be increased, possibly materially.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues were 15.4% in March 2008 and 31.7% during the three months ended March 31, 2009.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overheads.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.2 million in each of the three-month periods ended March 31, 2008 and 2009.

  Selling, general and administrative expenses

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($3,902)	($3,768)
Change period-to-period	—	(3.4)%
Domashny Network	(1,796)	(1,285)
Change period-to-period	—	(28.5)%
DTV Network	n/a	(1,100)
Change period-to-period	—	n/a
CTC Television Station Group	(4,890)	(2,447)
Change period-to-period	—	(50.0)%
Domashny Television Station Group	(1,483)	(828)
Change period-to-period	—	(44.2)%
DTV Television Group	n/a	(266)
Change period-to-period	—	n/a
CIS Group	(498)	(1,004)
Change period-to-period	—	101.6%
Production Group	n/a	(383)
Change period-to-period	—	n/a
Eliminations and other	(6,249)	(7,241)

Total	($18,818)	($18,322)

Change period-to-period	—	(2.6)%
% of total operating revenues	13.8%	17.5%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues increased from 4.0% to 5.3% when comparing the three months ended March 31, 2008 and 2009, mainly due to the decreased revenues, partially offset by the depreciation of the Russian ruble against the US dollar. Advertising and promotion expenses were $0.8 million and $1.4 million, respectively, in the three months ended March 31, 2008 and 2009.

        Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue increased from 11.6% to 12.2% when comparing the three months ended March 31, 2008 and 2009. The increase was primarily due to the decreased revenues offset by depreciation of the Russian ruble against the US dollar. Advertising and promotion expenses were $0.3 million and $0.4 million in the three months ended March 31, 2008 and 2009, respectively.

        DTV Network.    Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenues were 12.7% during the three months ended March 31, 2009. Advertising and promotion expenses amounted to $0.1 million in the three months ended March 31, 2009.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 24.4% to 23.2% when comparing the three months ended March 31, 2008 and 2009. The decrease was principally due to the depreciation of the Russian ruble against the US dollar and decrease in advertising and promotion expense, offset by decreased revenues, as well as an adjustment in the earlier period related to the change in our tax policy in respect of VAT on advertising and promotion expenses for earlier years. Advertising and promotion expenses amounted to $2.7 million and $0.2 million for the three months ended March 31, 2008 and 2009, respectively.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 43.0% to 40.7% when comparing the three months ended March 31, 2008 and 2009. The decrease was principally due to depreciation of the Russian ruble against the US dollar and the re-allocation of a portion of this segment's salaries and benefits related to shared services to the DTV Television Station Group partially offset by decreased revenues. Advertising and promotion expenses amounted to $0.08 million and $0.02 million for the three months ended March 31, 2008 and 2009, respectively.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 33.2% in the three months ended March 31, 2009.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group for the month of March 2008 and for the three months ended March 31, 2009. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 76.6% in the month of March 2008 and 49.1% in the three months ended March 31, 2009.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 6.3% in the three months ended March 31, 2009.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $3.3 million and $3.7 million for the three months ended March 31, 2008 and 2009, respectively.

        Corporate stock-based compensation expense amounted to $3.1 million and $4.1 for the three months ended March 31, 2008 and 2009, respectively. The increase in stock-based compensation resulted principally from a stock option grant to our new CEO. One-half of the shares underlying the CEO stock options was granted in August, 2008. This portion vests based on the passage of time. The other one-half was granted on January 2nd, 2009 and vests upon the achievement of certain performance objectives for 2009, 2010 and 2011. With respect to the CEO stock options, we recognized stock-based compensation in the amount of $1.5 million in the three months ended March 31, 2009 and expect to recognize additional stock-based compensation expense of approximately $4.9 million for the remainder of 2009, $6.6 million for 2010, $4.5 million for 2011, $0.5 million for 2012, and $0.2 for 2013.

  Amortization of programming rights

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($45,057)	($28,493)
Change period-to-period	—	(36.8)%
Domashny Network	(7,824)	(4,891)
Change period-to-period	—	(37.5)%
DTV Network	n/a	(2,488)
Change period-to-period	—	n/a
CTC Television Station Group	(1,407)	(822)
Change period-to-period	—	(41.6)%
Domashny Television Station Group	(6)	(5)
Change period-to-period	—	(16.7)%
CIS Group	(289)	(1,533)
Change period-to-period	—	430.4%
Production Group	n/a	—
Change period-to-period	—	n/a
Eliminations and other	160	1,349

Total	($54,423)	($36,883)

Change period-to-period	—	(32.2)%
% of total operating revenues	39.8%	35.2%

        CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues decreased from 46.0% to 39.9% when comparing the three months ended March 31, 2008 and 2009. The decrease was primarily due to the depreciation of the Russian ruble against the US dollar, lower impairment charges, changes in our programming mix resulting in broadcasting of series and shows with lower costs and the effects of changes in our amortization policy for certain types of Russian-produced programming that became effective from April 1, 2008 and from January 1, 2009. Such decreases were partially offset by a decrease in revenues.

        We review on an ongoing basis the amortization rates for each type of programming that we broadcast. The evaluation is based on an analysis of expected revenues. For Russian-produced series with twenty or more episodes, our previous policy was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provides for three or more runs. This assumption was originally based on our programming schedule and our intention to broadcast all three runs of each series. Starting from the second quarter of 2008, following the change in our programming schedule, we changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. After the change, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run.

        In addition, we changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. For sketchcoms, our policy was to amortize 45% after the first run, 35% after the second run and 20% after the third run. Starting from the first quarter of 2009, sketchcoms are amortized on a straight-line basis over the period they are expected to be shown but not exceeding two years.

        Following a determination to air additional runs of a successful sitcom produced by us, the useful life of the sitcom has been extended to five runs and the remaining programming rights will be amortized over these remaining runs to reflect the change in estimated revenue patterns.

        These changes resulted in a decrease of the amortization charge of approximately $1.2 million in the three months ended March 31, 2009. Had we continued with our prior policy, amortization of programming rights for CTC Network in the three months ended March 31, 2009 would have been $29.7 million, or 41.6% of this segment's total operating revenues.

        Impairment charges decreased from $5.1 million to $1.5 million, when comparing the three months ended March 31, 2008 and 2009, due to the underperformance of two Russian series launched in the first quarter of 2008.

        Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues decreased from 50.6% to 46.3% when comparing the three months ended March 31, 2008 and 2009. The decrease was primarily due to the depreciation of the Russian ruble against the US dollar and a change in the programming mix resulting in broadcasting of series and shows with lower cost.

        DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 28.7% in the three months ended March 31, 2009.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group reflects the depreciation of the Russian ruble against the US dollar and certain cost-cutting measures taken in the first quarter of 2009.

        CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 44.5% during the month of March 2008 and 75.0% during the three months ended March 31, 2009.

  Amortization of sublicensing rights and own production cost

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($1,223)	($3,393)
Change period-to-period	—	177.4%
CTC Television Station Group	—	(19)
Change period-to-period	—	—
Production Group	n/a	(4,890)
Change period-to-period	—	n/a
Eliminations and other	—	5,240

Total	($1,223)	($3,062)

Change period-to-period	—	150.4%
% of total operating revenues	(0.9)%	(2.9)%

        Own production costs represent the cost of internally produced programming licensed to the third parties as well as sold to other Group's segments.

        CTC Network.    The increase in the amortization of sublicensing rights at the CTC Network level when comparing the periods under review was due primarily to sales of internally produced series and sitcoms to Ukraine and an increase in intercompany sales to the CIS Group.

        Production Group.    Starting from January 1, 2009, direct production costs for Production Group, which consists mainly of production staff salaries, compensation to actors and other direct cost associated with programming sold to CTC, Domashny and DTV Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to CTC, Domashny and DTV Networks and programming sold by CTC Network to CIS Group.

  Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost)

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
CTC Network	($244)	($131)
Change period-to-period	—	(46.3)%
Domashny Network	(172)	(113)
Change period-to-period	—	(34.3)%
DTV Network	n/a	(592)
Change period-to-period	—	n/a
CTC Television Station Group	(501)	(415)
Change period-to-period	—	(17.2)%
Domashny Television Station Group	(625)	(311)
Change period-to-period	—	(50.2)%
DTV Television Group	n/a	(720)
Change period-to-period	—	n/a
CIS Group	(131)	(222)
Change period-to-period	—	69.5%
Production Group	n/a	(12)
Change period-to-period	—	n/a
Eliminations and other	(531)	(65)

Total	($2,204)	($2,581)

Change period-to-period	—	17.1%
% of total operating revenues	1.6%	2.5%

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

        Networks.    At the Network level, the depreciation of broadcasting equipment, computer hardware and office furniture represent the principal component of this expense. The decrease in expense in absolute terms for the periods under review was principally due to the depreciation of the Russian ruble against the US dollar.

        Television Station Groups.    We have recently entered into contracts with Mostelecom to secure the right of the CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015.

        The depreciation and amortization expense of DTV Television Station Group as a percentage of the segment's total operating revenues was 89.8% for the three months ended March 31, 2009. We expect that the amortization expense of this segment will increase in absolute terms in 2009 as we get connected to additional households in Moscow.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

        Eliminations and other.    Other depreciation and amortization expense for the three months ended March 31, 2008 consists primarily of amortization expense of $0.5 million, recognized as a result of the assignment of $10.0 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

  Foreign currency gains (losses)

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Foreign currency gains (losses)	$678	$(4,033)

        The functional currency of our Russian subsidiaries is the ruble. In the three months ended March 31, 2008, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, which is partially offset by the impact on our dollar-denominated assets. In the three months ended March 31, 2009, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, mainly the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gain on our forward contract related to the Credit Facility Agreement. During the first quarter of 2009, the ruble depreciated approximately 13.6% against the US dollar.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement which is denominated in US dollars. See "—Credit Facility Agreement" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Interest income	$3,792	$1,060

        Our interest income consists of interest earned on our bank accounts. Decrease in interest income when comparing three months under review is primarily due to the decrease in our cash and cash equivalent balances. Because of our decreased cash and cash equivalent balances and the need to use a significant portion of cash generated from operations to fund repayments under our Credit Facility Agreement, we expect our interest income to be lower in 2009 compared to 2008. See "—Credit Facility Agreement" above.

  Interest expense

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Interest expense	$(6)	$(2,154)

        In connection with financing our acquisition of the DTV Group in April 2008, our interest expense increased significantly. In June, 2008 we entered into the Credit Facility Agreement to borrow $135.0 million in order to repay part of our indebtedness to DTV Group's seller, MTG Broadcasting AB, and to satisfy the DTV Group's indebtedness due to MTG. The amount outstanding under the Credit Facility Agreement as of March 31, 2009 (including accrued interest) was $91.5 million. The Credit Facility Agreement bears interest at an annual rate of LIBOR plus 3%. See "—Credit Facility Agreement".

  Equity in income of investee companies

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Equity in income of investee companies	$293	$77

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three months ended March 31, 2008 and 2009, our equity in income of investee companies primarily consists of income attributable to our interest Novosibirsk station.

  Income tax expense

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Income tax expense	$(15,090)	$(8,499)

        Our effective tax rate was 26% and 27% for the three months ended March 31, 2008 and March 31, 2009, respectively. In the first quarter of 2008 we recognized some income tax benefits in respect of the deductions for certain advertising expenses related to 2005-2007, due to change in our estimate of the sustainability of those deductions upon examination. Had we recognized such benefits in 2005-2007, our effective tax rate would have been 28% for the three months ended March 31, 2008. In late 2008, the tax legislation of Russia was amended to decrease statutory income tax rates from 24% in 2008 to 20% in 2009 in Russia. In late 2008, the tax legislation of Kazakhstan was amended to decrease statutory income tax rates from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. These changes were effective from January 1 of each of the respective years. The changes in statutory income tax rates decreased our 2009 effective tax rate by 5 percentage points. This decrease was offset by the increase in non-deductible expenses at the corporate level as a percentage of consolidated income before tax.

  Income (loss) attributable to noncontrolling interest

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Income (loss) attributable to noncontrolling interest	$(1,071)	$498

        Noncontrolling interest represents the share of net income (loss) of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of Channel 31 Group and our broadcasting group in Moldova. In the three months ended March 31, 2008, income attributable to noncontrolling interest mostly relate to our consolidated owned-and-operated stations at CTC Television Station Group. In the three months ended March 31, 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was offset by noncontrolling interest in losses of Channel 31 and Moldova Groups.

  Other comprehensive income (loss) attributable to controlling interest

	Three months ended March 31,
	2008	2009
	(in thousands, except percentages)
Other comprehensive income (loss)	$23,513	$(68,495)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. The decrease in foreign currency translation adjustment, when comparing three months ended March 31, 2008 and 2009, was due to depreciation of the Russian ruble against the US dollar. This decrease resulted in a comprehensive loss for the three months ended March 31, 2009 compared to a comprehensive income for the three months ended March 31, 2008. See "—Foreign currency gains (losses)" above.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at March 31, 2009 Compared to December 31, 2008

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased by $7.1 million primarily as a result of depreciation of the Russian ruble against the US dollar.

  Prepayments

        Prepayments decreased from December 31, 2008 to March 31, 2009 by $12.3 primarily due to decrease in advances made for foreign programming. In the first quarter of 2009 we re-negotiated payments terms with several of our major foreign programming suppliers to extend payments until the second half of 2009.

  Broadcasting licenses, Other intangible assets and Goodwill

        Broadcasting licenses, Other intangible assets and Goodwill decreased from December 31, 2008 to March 31, 2009 primarily due to depreciation of the Russian ruble against the US dollar.

  Programming rights

        The decrease in programming rights from December 31, 2008 to March 31, 2009 was primarily due to the depreciation of the Russian ruble against the US dollar and lower price negotiated for Russian—produced programming in the first quarter of 2009. This decrease was partially offset by the acquisition of a significant package of foreign programming in the first quarter 2009, which will be used during 2009 and thereafter.

  Accounts Payable

        Accounts payable increased by $5.5 million from December 31, 2008 to March 31, 2009 as a result of foreign suppliers extending the payment terms for our purchases of foreign programming rights.

  Accrued liabilities

        Accrued liabilities decreased by $13.9 million from December 31, 2008 to March 31, 2009 primarily due to earn-out payments made during the first quarter of 2009 related to our two production companies which were accrued as of December 31, 2008.

  Taxes payable

        Taxes payable decreased by $14.9 million from December 31, 2008 to March 31, 2009 primarily due to a decrease in VAT payable as a result of lower revenues in the first quarter of 2009 as compared to the fourth quarter of 2008.

Liquidity and Capital Resources

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our business needs for the next 12 months. At March 31, 2009, we had financed our operations to date principally through cash from operations. At March 31, 2009, we had $109.3 million in cash and cash equivalents.

        On June 27, 2008, we entered into a credit facility agreement with several large financial institutions and in July 2008 drewdown the full amount available under that agreement, or $135.0 million. For a description of the Credit Facility Agreement, see "—Credit Facility Agreement" above.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2008	2009
	(in thousands)
Net cash provided by operating activities:	$28,759	$27,815
Net cash used in investing activities:	(58,769)	(13,001)
Net cash provided by financing activities:	1,270	42

        Our cash flow from operating activities slightly decreased over the periods under review principally because of the decreased cash received for advertising, which was partially offset by a decrease in spending for programming and sublicensing rights over these periods. Our advertising revenue amounted to $135.1 million and $99.1 million during the three months ended March 31, 2008 and 2009, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $69.3 million and $34.7 million, respectively, during the three months ended March 31, 2008 and 2009. The decrease in cash paid for programming rights in the first quarter of 2009 was primarily due to depreciation of the Russian ruble against the US dollar, decreased cost for Russian-produced programming, and the extension of payment terms for some Russian-produced and foreign programming. Of the total $34.6 million decrease, approximately $32.8 million relates to the decrease of cash expenditures for Russian-produced programming. Amortization of programming rights, sublicensing rights and own production cost amounted to $55.6 million and $39.9 million, during the three months ended March 31, 2008 and 2009, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the three-month period ended March 31, 2008 we paid $55.0 million related to the acquisition of a 60% economic interest in the Channel 31 Group. In the three-month period ended March 31, 2009, we paid $11.0 million in earnouts related to our acquisitions of Costafilm and Sohomedia, and $1.1 million related to the acquisition of an additional owned-and-operated station.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as of March 31, 2009:

	Payments Due by Period
	Total	Remainder of 2009	2010 through 2011	2012 through 2013	Thereafter
	(in thousands)
Acquisition of programming rights	$172,542	$88,326	$80,862	$3,354	$—
Debt obligations	96,110	66,932	29,178	—	—
Transmission and satellite fees	68,241	10,034	27,425	30,782
Leasehold obligations	8,591	2,777	2,206	1,413	2,195
Cable connections	5,345	5,345
Acquisition of format rights	2,504	2,504

Total(1)	$353,333	$175,918	$139,671	$35,549	$2,195

(1)
FIN No. 48 liabilities in the amount of $10,844 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP deferred the effective date of SFAS No. 157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements for the three months ended March 31, 2009.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R significantly changes accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS No. 141R, the reversal of tax contingencies related to acquisitions will be recorded in its statement of income and not as an adjustment to goodwill. The adoption of SFAS No. 141R did not have a siginificant impact on our financial statements for the three months ended March 31, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for us on January 1, 2009. From the date of adoption we are required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. We have adopted SFAS No. 160 starting from January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a significant impact on our financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement did not have a significant impact on our financial statements.

        In December 2008, the FASB issued Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF No. 07-1"), that requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 also requires significant disclosures related to collaborative arrangements. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF No. 07-1 should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this statement did not have a significant impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2009, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $9.5 million and $4.9 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected".

        Moreover, payments under the Credit Facility Agreement are denominated in US dollars. As of March 31, 2009, outstanding principal and accrued interest under the Credit Facility Agreement was $91.5 million. In order to reduce our foreign exchange risk related to a portion of our payments under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008 with an aggregate notional amount of $66 million that obligates us to buy US dollars at ruble/US dollar exchange rates ranging from RUR 26.49/$1.00 to RUR 28.84/$1.00 on specified dates. This forward contract matures on June 15, 2010. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". We do not use hedging arrangements for trading or speculative purposes.

  Interest rate risk

        We are exposed to interest rate risk because the principal amount outstanding under the Credit Facility Agreement, $90.3 million at March 31, 2009, bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The Credit Facility Agreement provides, however, that, if at the time of fixing the interest rate for a subsequent interest period the LIBOR rate, as determined by the British Bankers Association, is not available or if lenders whose participations exceed 35% of the outstanding loan under the Credit Facility Agreement notify us that the cost to them of obtaining matching deposits in the London interbank market would be in excess of LIBOR, each lender is entitled to set an interest rate which expresses the cost to that lender of funding its participation in the loan from whatever source it may reasonably select. The current global credit crisis could lead to a significant tightening of interbank markets and increases in interest rates which in turn could lead to an increase in our interest expense. We do not believe that a hypothetical 1% increase in LIBOR would have a material impact on our results of operations, in part because we are obligated to repay $33.8 million outstanding under the Credit Facility Agreement in June 2009, which will lower the principal amount of the loan and, hence, the interest accruing thereon.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 2, 2009 and Form 10-K/A filed with SEC on March 27, 2009 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. Any of the following risks could adversely affect our business, financial condition and results of operations. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment.

Risks relating to our business and industry

Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the first quarter of 2009, the ruble depreciated approximately 13.6% against the US dollar. This depreciation had a material negative impact on our reported results of operations for this period.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, as of March 31, 2009 we had $91.5 million in outstanding principal and accrued interest under the Credit Facility Agreement. The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to approximately one-half of the currently outstanding principal amount of this term loan. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining principal amount. In addition, under the terms of the Credit Facility Agreement, as amended, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $400 million in stockholders' equity. If the value of the ruble significantly depreciates, we may fail to comply with this minimum stockholder equity covenant, which could lead to acceleration of our debt obligations under the Credit Facility Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

        If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and operating results for 2009, as reported in US dollars, will be adversely affected.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further.

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

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, increasing from $2,330 million in 2005, to $3,160 million in 2006, to $4,397 million in 2007 and further to $5,506 million in 2008. Recently, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, accelerating capital flight and a forecasted decline in gross domestic product in 2009. As a result of the current economic instability total television advertising spending in Russia was adversely affected which, in turn, adversely affected our operating results for the first quarter of 2009. The continuing global credit crisis and the related turmoil in the global financial system may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in the first quarter of 2009 was negatively impacted and advertising spending for the reminder of 2009 could continue to be adversely affected. Moreover, during the three months ended March 31, 2009, the Kazakh tenge depreciated approximately 20.2% against the US dollar. A reduction in advertising spending in Kazakhstan and further devaluation of the tenge will negatively impact our operating results.

A reduction in our audience share and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two "hit" series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that "hit" series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to deteriorate or if it were to fail to sell advertising on our behalf effectively.

        National television advertising in Russia and other CIS countries is generally not placed directly with broadcasters. In Russia, Video International controls the placement of a large portion of national television advertising. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups. Video International also acts as the exclusive sales house for the placement of advertising on the DTV Network in Russia and Channel 31 in Kazakhstan, both of which we acquired in 2008.

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2007 and approximately 96% in 2008. The length of our agreements with Video International vary, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. In Kazakhstan, we have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010.

        For CTC, Domashny and Channel 31 the agreements are generally terminable upon 180 days' notice by either party. For DTV, the agreements are generally terminable upon 90 days' notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

        Video International, typically in consultation with us, determines advertising prices, agrees the terms of sales contracts between it and advertisers and oversees the collection of advertising sales revenue. Video International typically consults with us on general budgeting matters, including average selling prices, the total number of gross rating points (GRPs) expected over the year, the allocation of GRPs across the year and similar matters. Our agreements with Video International require it to forward payment to us within three business days of its receipt of funds from advertisers. However, we do not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating GRPs. While we bear the credit risk associated with any failure by an advertiser to make payment, under the terms of our network's agreements Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the CTC and Domashny Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 90 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default on, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. The current economic instability in Russia may affect the creditworthiness of advertisers. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, our inability to directly control the process and limited provisions for recourse could have a material adverse effect on our business, financial condition and results of operations.

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

        In 2008, we recorded a noncash impairment loss that had a net effect on our net income of $153.7 million. This loss related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova. As a result of a continuation or worsening of the current economic instability or for other reasons, we may determine that these acquired assets are further impaired or we may determine that other assets that we hold are impaired, which would require us to record additional impairment losses that would adversely impact our net income. In addition, under the terms of the Credit Facility Agreement, as amended, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $400 million in stockholders' equity. If we would be required to record an additional impairment loss, we may fail to comply with this minimum stockholder equity covenant, which could lead to acceleration of our debt obligations under the Credit Facility Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

A change in the method of measuring television audiences could reduce our audience share and ratings.

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that the modification in the audience measurement system decreases CTC's target audience share by up to 0.7 percentage points, which negatively effects CTC's advertising revenues.

        Starting from July 2009, TNS Gallup Media, which measures television audience size in Russia will weight the panel of the 65 measured cities based on broadcasters' technical penetration in a larger group of 134 cities. Following this change, our audience share could be negatively affected if we were to lose an affiliate in one of those additional 69 cities, or if our technical penetration in those additional cities would be lower than our average technical penetration.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps or any further changes in the measurement systems will not result in a decrease in our audience share and therefore a material decrease in our advertising revenues.

Newly adopted restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state" (the "Ownership Law") came into effect in Russia. The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. It is anticipated that such approval will generally require at least six months.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In February 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group.

We completed several significant acquisitions in 2008 and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including the acquisition of our third national Russian network, DTV; the acquisition of a majority economic interest in the Kazakh network Channel 31; the acquisition of a majority economic interest in a broadcasting group in Moldova; and the acquisition of two Russian production companies, Costafilm and Soho Media. While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses pose significant risks to our existing operations, including:

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

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. From time to time, there are discussions in the Russian government regarding imposing additional restrictions on television advertising, such as limiting the types of products that may be advertised or requiring channels to devote more broadcast time to public service announcements. If legislation were introduced to further limit our ability to broadcast paid advertising, we cannot guarantee that increases in advertising prices, if any, or any other steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of advertising expenditures in Russia in 2008, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our networks' target demographics. Continued decline in the appeal of television generally and, in particular, in our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium, which, in turn, could have a material adverse effect on our results of operations.

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

        If we are unable to secure a steady supply of high-quality programming, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our audience share could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we license or commission does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, or we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to a minimum amount of Kazakh language programming. Recently, the Kazakh government enacted a law that includes a requirement to broadcast the minimum amount of Kazakh language programming evenly throughout the day rather than only during a particular window. Channel 31 has not always been in full compliance with all requirements of its license. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        In April 2009, Ministry of Information Technologies and Communications of the Russian Federation accepted our request to reissue fifteen of our regional CTC broadcasting licenses, including those in Moscow and St. Petersburg, to remove a requirement to devote 9% of daily broadcast time at these stations to "local content". The acceptance of this request is contingent on us providing all the requested documentation. If we, for any reason, fail to provide necessary documentation on a timely basis, or if the Ministry considers this documentation to be insufficient, the reissue of the licenses without the "local programming" requirement may be postponed or terminated.

The loss of independent affiliates could result in a loss of audience share and a fall in ratings.

        We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60 or 90 days' notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. If an independent affiliate in a larger market, particularly in a city where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us, sell itself to a competing network or lose the ability to broadcast our signal, it could result in a decrease in our audience share.

We rely on third parties for the production of original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

        We acquired two Russian production companies in 2008. Even after these acquisitions, we continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

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

        In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom, which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of 2007. To date, no such resolution has been reached.

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

We may not be able to compete successfully against other television channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with newer niche channels or pay-television services offering competitive programming formats.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled natural gas and oil company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2008, Channel One had an average audience share of 20.9%, while Rossiya's was 17.3% and NTV's was 13.3%. During the first three months of 2009, Channel One had an average audience share of 19.9%, while Rossiya's was 17.8% and NTV's was 13.7%. CTC's average audience share during 2008 and first three months of 2009 were 9.0% and 8.5%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In addition to competing with other free-to-air broadcasters, we compete with pay-television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. On a relative basis, the pay-television market in Russia is smaller than in the United States and Western European countries. Audience share for Russian pay-television is, however, increasing. In other countries, such as the United States, growth in pay-television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If pay-television services continue to grow their customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2009 we had contractual commitments for the acquisition of approximately $88.3 million in programming rights through 2009, $80.9 million in 2010-2011 and $3.4 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Twenty one of our 37 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining fifteen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to hire and retain qualified personnel on reasonable terms or at all.

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

        The legal framework to support a market economy remains new and in flux in Russia and, as a result, the Russian legal system can be characterized by:

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

        The Russian tax system imposes additional burdens and costs on our operations in Russia, and complicates our tax planning and related business decisions. The uncertainty involved potentially exposes us to significant fines, penalties and enforcement measures despite our best efforts at compliance, which could result in a greater than expected tax burden on our subsidiaries. These factors raise the risk of a sudden imposition of arbitrary or onerous taxes on our operations in Russia. This could adversely affect our business and the value of our common stock.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of May 5, 2009, approximately 30% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of May 5, 2009, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

  •
  We have a classified board of directors, which means that our directors serve for staggered three-year terms and no more than four of our ten directors are elected each year. This structure may make it more difficult for an acquirer to take control of our company, which may make our company a less desirable acquisition target.

        Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use this provision to prevent changes in our management. Under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Stockholders held on April 20, 2009, the following individuals were re-elected to the Board of Directors. Each of these directors will serve for a three-year term or until his successor is duly elected and qualified.

Director Name	Votes For	Votes Withheld
Hans-Holger Albrecht	121,841,020	19,107,854
Peter Aven	123,626,264	17,322,610
Charles Burdick	139,802,654	1,146,220
Alexander Rodnyansky	139,640,687	1,308,187

        Effective April 20, 2009, Elena Grechina resigned as a member of the Board of Directors. Also effective April 20, 2009, the Board of Directors appointed Lev Khasis as a director to fill the vacancy created by the resignation of Ms. Grechina. In accordance with the terms and conditions of a stockholders' agreement (the "Stockholders' Agreement") dated May 12, 2006, as amended, by and among our company, MTG Russia AB, a wholly owned subsidiary of Modern Times Group MTG AB ("MTG Russia"), and Alfa CTC Holdings Limited, an affiliate of Alfa Bank ("Alfa"), three of our directors are currently designated by MTG Russia and three are designated by Alfa. MTG Russia and Alfa, two of our principal stockholders, have the exclusive right to appoint and remove their respective designees, as well as the exclusive right to fill vacancies created by the resignation of one of their respective designees. Ms. Grechina was previously designated to serve on the Board by Alfa. Mr. Khasis has been designated by Alfa to replace Ms. Grechina.

        The terms of the remaining members of our Board of Directors, Tamjid Basunia, Kaj Gradevik, Irina Gofman, Oleg Sysuev and Werner Klatten, continued after the 2009 Annual Meeting of Stockholders and they will serve the remainder of their terms or until their successors are duly elected and qualified.

        The following proposals were voted on and approved at our Annual Meeting:

Proposal	Affirmative Votes	Negative Votes	Votes Withheld	Broker Non-Votes
Approval of our 2009 Stock Incentive Plan and the reservation of 7,800,000 shares of our common stock for issuance pursuant to the 2009 Stock Incentive Plan	132,862,661	3,428,297	272,633	4,385,283
Ratification of the selection of Ernst & Young LLC as our independent registered public accounting firm for the year ending December 31, 2009	140,663,378	14,134	271,362	—

Item 6.    Exhibits

Exhibit Number	Description
10.1++	2009 Stock Incentive Plan**
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Included as Exhibit A to the Proxy Statement on Form 14A filed on March 27, 2009, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: May 7, 2009

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: May 7, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1++	2009 Stock Incentive Plan**
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

++
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Included as Exhibit A to the Proxy Statement on Form 14A filed on March 27, 2009, and incorporated herein by reference.