Form 10-Q
period 2009-06-30
CTC Media, Inc.
filed 2009-08-06
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1869211 (IRS Employer Identification No.)

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

         As of August 4, 2009, there were outstanding 152,155,213 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2008	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,055	$91,663
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2008—$1,355; June 30, 2009—$1,297)	33,670	29,649
Taxes reclaimable	8,171	8,986
Prepayments	29,005	21,306
Programming rights, net	71,976	66,952
Deferred tax assets	14,166	18,052
Other current assets	7,720	5,799

TOTAL CURRENT ASSETS	262,763	242,407

RESTRICTED CASH	210	99
PROPERTY AND EQUIPMENT, net	22,722	20,195
INTANGIBLE ASSETS, net:
Broadcasting licenses	166,173	156,128
Cable network connections	25,205	26,281
Trade names	17,587	16,426
Network affiliation agreements	9,214	7,634
Other intangible assets	1,244	785

Net intangible assets	219,423	207,254
GOODWILL	223,027	207,906
PROGRAMMING RIGHTS, net	48,031	59,200
SUBLICENSING RIGHTS, net	1,221	383
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,311	4,864
PREPAYMENTS	6,238	3,013
DEFERRED TAX ASSET	15,154	16,604
OTHER NON-CURRENT ASSETS	2,729	5,417

TOTAL ASSETS	$806,829	$767,342

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	41,025	43,490
Accrued liabilities	41,573	29,084
Taxes payable	30,154	12,495
Short-term loans and interest accrued	62,165	56,551
Deferred revenue	14,683	2,992
Deferred tax liability	2,778	2,874

TOTAL CURRENT LIABILITIES	192,378	147,486

LONG-TERM LOANS	28,438	178
DEFERRED TAX LIABILITY	38,943	34,787
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2008 and June 30, 2009—152,155,213)	1,522	1,522
Additional paid-in capital	365,362	373,594
Retained earnings	232,321	285,968
Accumulated other comprehensive loss	(54,615)	(76,591)
Non-controlling interest	2,481	398

TOTAL STOCKHOLDERS' EQUITY	547,070	584,891

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,829	$767,342

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
REVENUES:
Advertising	$165,720	$108,540	$300,776	$207,761
Sublicensing and own production revenue	6,374	5,017	7,452	9,892
Other revenue	676	337	1,288	1,019

Total operating revenues	172,770	113,894	309,516	218,672

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $2,615 and $2,020 for the three months and $4,033 and $4,071 for the six months ended June 30, 2008 and 2009 respectively; and inclusive of stock-based compensation of $213 and $89 for the three months and $426 and $302 for the six months ended June 30, 2008 and 2009, respectively)	(10,206)	(7,635)	(16,996)	(14,982)
Selling, general and administrative (exclusive of depreciation and amortization of $790 and $660 for the three months and $1,576 and $1,190 for the six months ended June 30, 2008 and 2009, respectively; inclusive of stock-based compensation of $3,146 and $3,853 for the three months and $6,292 and $7,930 for the six months ended June 30, 2008 and 2009, respectively)	(22,897)	(16,928)	(41,971)	(35,250)
Amortization of programming rights	(61,799)	(41,415)	(116,222)	(78,298)
Amortization of sublicensing rights and own production cost	(4,428)	(1,407)	(5,651)	(4,469)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,405)	(2,680)	(5,609)	(5,261)

Total operating expenses	(102,735)	(70,065)	(186,449)	(138,260)

OPERATING INCOME	70,035	43,829	123,067	80,412
FOREIGN CURRENCY GAINS (LOSSES)	1,528	(703)	2,206	(4,736)
INTEREST INCOME	1,175	709	4,967	1,769
INTEREST EXPENSE	(2,253)	(2,260)	(2,259)	(4,414)
OTHER NON-OPERATING INCOME (LOSSES), net	(184)	92	(99)	(128)
EQUITY IN INCOME OF INVESTEE COMPANIES	452	158	745	235

Income before income tax	70,753	41,825	128,627	73,138

INCOME TAX EXPENSE	(21,140)	(10,978)	(36,230)	(19,477)

CONSOLIDATED NET INCOME	$49,613	$30,847	$92,397	$53,661

LESS: INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(797)	$(512)	$(1,868)	$(14)
NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$48,816	$30,335	$90,529	$53,647

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.32	$0.20	$0.60	$0.35

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.31	$0.19	$0.57	$0.34

Weighted average common shares outstanding—basic	152,150,644	152,155,213	152,137,810	152,155,213

Weighted average common shares outstanding—diluted	159,111,955	157,577,511	159,168,909	156,942,600

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$92,397	$53,661
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(9,224)	(3,242)
Depreciation and amortization	5,609	5,261
Amortization of programming rights	116,222	78,298
Amortization of sublicensing rights and own production cost	5,651	4,469
Stock based compensation expense	6,718	8,231
Equity in income of unconsolidated investees	(745)	(235)
Foreign currency (gains) losses	(2,206)	4,736
Changes in operating assets and liabilities:
Trade accounts receivable	(15,933)	1,552
Prepayments	4,328	375
Other assets	(5,831)	3,557
Accounts payable and accrued liabilities	1,917	3,155
Deferred revenue	(4,936)	(8,123)
Other liabilities	10,228	(16,226)
Dividends received from equity investees	985	334
Acquisition of programming and sublicensing rights	(138,311)	(85,778)

Net cash provided by operating activities	66,869	50,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(6,783)	(6,545)
Acquisitions of businesses, net of cash acquired	(313,001)	(12,145)
Other	(515)	—

Net cash used in investing activities	(320,299)	(18,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,811	—
Repayments of loans	—	(33,750)
(Incease) Decrease in restricted cash	(10)	111
Dividends paid to noncontrolling interest	(3,574)	(2,054)

Net cash used in financing activities	(1,773)	(35,693)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,602	(2,034)
Net decrease in cash and cash equivalents	(244,601)	(6,392)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	307,073	98,055

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,472	$91,663

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and the second quarter of 2008, respectively. The Company transmits its signal by satellite to its owned-and-operated affiliate stations and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its television entertainment network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. The Company acquired an interest in Channel 31, a Kazakh television broadcaster, in February 2008 and an interest in a broadcasting group, consisting of two companies in Moldova in October 2008. In conjunction with these acquisitions, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, in April 2008, the Company acquired two production companies—Costafilm and Soho Media—adding another business segment: Production Group.

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 2, 2009 and Form 10-K/A filed with the SEC on March 27, 2009. The Company's significant accounting policies and estimates have not changed since December 31, 2008, except for a change in estimates related to amortization of certain types of the Company's programming as discussed below.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Programming rights amortization policy

        In accordance with the Company's policy, management reviews the amortization rates for each type of programming on an ongoing basis. The evaluation is based on an analysis of expected revenues in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. For Russian-produced series with twenty or more episodes, the Company's policy prior to the second quarter of 2008 was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provided for three or more runs. Starting from the second quarter of 2008, following a change in its programming schedule in which the Company lowered the expected number of runs for certain series, the Company changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. Following the change in its programming schedule, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run. This change is most relevant to the CTC Network. This change did not have a material impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In addition, the Company changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. For sketchcoms, the Company's policy was to amortize 45% after the first run, 35% after the second run and 20% after the third run. Starting from the first quarter of 2009, sketchcoms are amortized on a straight-line basis over the period they are expected to be shown but not exceeding two years. Following a determination to air additional runs of a successful sitcom produced by the Company, the useful life of the sitcom has been extended to five runs and the remaining programming rights will be amortized over these remaining runs to reflect the change in estimated revenue patterns. Had the Company continued in 2009 with its prior amortization rates discussed above, net income attributable to CTC Media, Inc. stockholders and net income attributable to CTC Media, Inc. stockholders per common share would have been as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Net income attributable to CTC Media, Inc. stockholders as reported	30,335	53,647

Add: Programming rights amortization as reported	41,415	78,298
Deduct: Programming rights amortization based on prior policy	(42,884)	(81,087)
Income tax effect at 20%	294	558

Pro forma net income attributable to CTC Media, Inc. stockholders	29,160	51,416

Pro forma net income attributable to CTC Media, Inc. stockholders per common share:
Basic	0.19	0.34
Diluted	0.19	0.33

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP deferred the effective date of SFAS No. 157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009. In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The application of FSP FAS 157-4 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R significantly changes accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and

(3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS No. 141R, the reversal of tax contingencies related to acquisitions will be recorded in the statement of income and not as an adjustment to goodwill. In April 2009, the FASB issued FSP FAS 141R-1 that amends guidance in SFAS No. 141R and establishes a model similar to the one entities used under SFAS No. 141 to account for preacquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5 and FIN No. 14 to determine whether the contingency should be recognized as of the acquisition date or after it. In June 2009, the SEC issued Staff Accounting Bulletin on Business Combinations and Consolidations ("SAB No.112"), which amends or rescinds portions of the SEC interpretive guidance to conform it with SFAS No. 141R. The adoption of SFAS No. 141R, FSP FAS 141R-1 and SAB 112 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for the Company on January 1, 2009. From the date of adoption the Company is required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. The Company has adopted SFAS No. 160 starting from January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In December 2008, the FASB issued Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF No. 07-1"), that requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 also requires significant disclosures related to collaborative arrangements. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF No. 07-1 should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this statement did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this statement did not have a significant impact on the Company's financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation ("FIN") No. 46R, which amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments will significantly affect the overall consolidation analysis under FIN No. 46R. Accordingly, an enterprise will need to reconsider its previous FIN No. 46R conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 (calendar-year-end companies must adopt the standard as of January 1, 2010). Early adoption is prohibited. The Company is evaluating the impact that the adoption of this statement will have on the Company's financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.

3.     NET INCOME PER SHARE

        Basic net income attributable to CTC Media, Inc. stockholders per share for the three and six months ended June 30, 2008 and 2009 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 1,095,000 and 6,334,606 for the three months ended June 30, 2008 and 2009, and 1,095,000 and 7,887,098, for the six months ended June 30, 2008 and 2009.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net income attributable to CTC Media, Inc. stockholders	$48,816	$30,335	$90,529	$53,647

Weighted average common shares outstanding—basic
Common stock	152,150,644	152,155,213	152,137,810	152,155,213
Dilutive effect of:
Common stock options	6,961,311	5,422,298	7,031,099	4,787,387

Weighted average common shares outstanding—diluted	159,111,955	157,577,511	159,168,909	156,942,600
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.32	$0.20	$0.60	$0.35
Diluted	$0.31	$0.19	$0.57	$0.34

        The dilutive effect of common stock options includes effect of the Stock Appreciation Right given to Alexander Rodnyansky, the Company's former Chief Executive Officer and a current member of the Board of Directors. On June 29, 2009, Alexander Rodnyansky provided a notice to the Co-Chairman of the Board of Directors of his exercise in full of the outstanding and fully vested Stock Appreciation Right to purchase 6,217,600 shares of common stock. See Note 8.

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2008 and 2009 was net income attributable to CTC Media, Inc. stockholders.

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2008 and June 30, 2009 comprise the following:

	December 31, 2008	June 30, 2009
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$25,994	$48,071
Accumulated amortization	(23,973)	(40,882)

Released, net book value	2,021	7,189

Completed and not released	8,564	6,475
In production	7,281	4,759

Total	17,866	18,423

Acquired rights:
Historical cost	325,361	327,403
Accumulated amortization	(223,220)	(219,674)

Net book value	102,141	107,729

Total programming rights	$120,007	$126,152

Current portion	$71,976	$66,952

Non-current portion	$48,031	$59,200

        The Company expects to amortize approximately $8,635 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months ending June 30, 2010. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2009.

        The Company recognized impairment charges on programming rights of $4,047 and $993, respectively, during the three months ended June 30, 2008 and 2009 and $9,107 and $2,500, respectively, during the six months ended June 30, 2008 and 2009. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

        Starting from January 1, 2009, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns (Note 2). The pretax effect from the change in amortization policy amounted to a decrease in amortization expense of $1,469 and $2,789, respectively, during the three and six months ended June 30, 2009.

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2008 and June 30, 2009 comprise the following:

	December 31, 2008		June 30, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$166,173	$—	$156,128	$—
Trade names	17,587	—	16,426	—
Cable network connections	28,831	(3,626)	31,369	(5,088)
Network affiliation agreements	21,147	(11,933)	20,517	(12,883)
Other intangible assets	2,498	(1,254)	2,548	(1,763)

TOTAL	$236,236	$(16,813)	$226,988	$(19,734)

        Amortization expense was $1,491 and $1,517 for the three months ended June 30, 2008 and 2009, respectively. Amortization expense was $2,066 and $2,901 for the six months ended June 30, 2008 and 2009, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2008 and June 30, 2009 comprises the following:

	Balance December 31, 2008	Revision of purchase price allocation	Foreign currency translation adjustment	Balance June 30, 2009
CTC Network	$35,794	$—	$(2,185)	$33,609
Domashny Network	17,637	—	(1,077)	16,560
DTV Network	142,037	327	(10,488)	131,876
CTC Television Station Group	2,167	—	(132)	2,035
Domashny Television Station Group	10,143	—	(619)	9,524
CIS Group	122	—	(24)	98
Production Group	15,127	—	(923)	14,204

Total	$223,027	$327	$(15,448)	$207,906

7.     BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2008 and June 30, 2009 comprises the following:

	Currency	Annual interest rate (actual as of June 30, 2009)	December 31, 2008	June 30, 2009
Syndicated Loan:
principal amount	USD	LIBOR+3% (3.61%)	$90,250	$56,500
interest accrued	USD		122	51
Other loans			231	178

Total			$90,603	$56,729

Less: current portion			$(62,165)	$(56,551)

Non-current portion			$28,438	$178

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Syndicated Loan Amount paid on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Syndicated Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in the Company's results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. In April 2009, the Company entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500,000 to $400,000. In connection with this amendment, the Company has paid an amendment fee of $903. Management believes the Company is in compliance with these covenants as of June 30, 2009.

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2008 and 2009:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2007	$615,074	$611,892	$3,182
Net Income	92,397	90,529	1,868
Other comprehensive income	29,174	29,006	168

Comprehensive income	$121,571	$119,535	$2,036

Additional paid-in capital	7,245	7,245	—
Acquisitions of noncontrolling interest	43,578	—	43,578
Dividends declared to noncontrolling stockholders	(3,612)	—	(3,612)

Stockholders' equity, June 30, 2008	$783,856	$738,673	$45,183

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income (loss)	53,661	53,647	14
Other comprehensive loss	(22,062)	(21,975)	(87)

Comprehensive income (loss)	$31,599	$31,672	$(73)

Additional paid-in capital	8,232	8,232	—
Dividends declared to noncontrolling stockholders	(2,010)	—	(2,010)

Stockholders' equity, June 30, 2009	$584,892	$584,494	$398

        Other comprehensive income (loss) consists entirely of currency translation adjustment for the six months ended June 30, 2008 and 2009.

Stock-Based Compensation

        The following table summarizes common stock options and stock appreciation rights ("SAR") activity for the Company during the six months ended June 30, 2009:

	Common stock options		SAR
	Quantity	Weighted average exercise price	Quantity	Weighted average exercise price
Outstanding as of December 31, 2008	6,619,978	$19.22	6,217,600	$1.64
Granted	1,521,241	5.49
Exercised	—	—	—	—
Forfeited	(31,250)	25.36	—	—
Expired	(18,750)	25.36	—	—

Outstanding as of June 30, 2009	8,091,219	$16.60	6,217,600	$1.64

Exercise of Stock Appreciation Rights

        On June 29, 2009, Alexander Rodnyansky, the Company's former Chief Executive Officer and a current member of the Board of Directors, provided a written notice (the "Exercise Notice") to the Co-Chairman of the Board of Directors of his exercise in full of the outstanding and fully vested Stock Appreciation Right ("SAR") to purchase 6,217,600 shares of common stock under his Stock Appreciation Rights Agreement dated September 16, 2003 (the "SAR Agreement"). The exercise price applicable to the purchase of 4,663,200 shares is $1.79 per share and the exercise price for the remaining 1,554,400 shares is $1.19 per share. Under the SAR Agreement, the Board of Directors may elect, in its sole discretion, to satisfy the exercise in either cash or shares, or any combination thereof. The Company must notify Alexander Rodnyansky within 60 days of the date of his exercise notice (that is, by no later August 28, 2009) as to whether the Company will satisfy the exercise in cash or shares, or a combination thereof. Following the issuance of the SAR, the Board of Directors noted its intent to settle any exercise of the SAR by issuing common shares. As of June 30, 2009, and through the date of this filing, the Board of Directors has not changed its intent, however the final election has not yet been made.

        If the Board elects to satisfy the exercise in shares, Mr. Rodnyansky may pay the exercise price either in cash, or by means of a "net exercise"—that is, he can forfeit a number of shares with a fair market value equal to the aggregate exercise price due and the Company would issue to him only the net number of shares. The accounting effect of this option, if elected, would be to increase cash and equity by approximately $10.2 million if exercise price is paid in cash. If "net exercise" is elected the net accounting effect will be nil. The number of shares issued and outstanding would increase by 6,217,600 or 5,275,713, respectively.

        If the Board elects to satisfy the exercise in cash, the SAR Agreement provides that such cash must be paid as follows: (a) either in full within 90 days of the exercise notice (that is, by September 27, 2009), or (b) 30% of the total amount by September 27, 2009, together with a promissory note for the balance, plus interest, payable in equal installments over four years, on the first, second, third and fourth anniversaries of the initial payment. The accounting effect of this option, if elected, would be to decrease cash (or decrease cash and record a liability if a promissory note is issued) and increase operating expenses for the total amount of approximately $53.4 million.

CEO Stock Options

        In 2008, Anton Kudryashov joined the Company in the role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Options"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche was granted on August 4, 2008, and represents options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option") with one third of these options vesting on the first anniversary of the employment start date and remaining options vesting in equal installments at the end of each of the immediately following eight quarters. The exercise price for shares underlying Time-Based Option is $22.07 per share.

        The second and third tranches under the CEO Stock Options were granted on January 2, 2009, and represent options to purchase up to 760,621 shares and 760,620 shares of the Company's common stock for each of the second tranche (the "Revenue Objective Option") and the third tranche (the "Cost Objective Option"), respectively, and vest depending on the Company's achievement of certain performance criteria for 2009, 2010 and 2011. The exercise price for shares underlying both the Revenue Objective Option and the Cost Objective Option is $5.49 per share, which was the closing sales price per share of the Company's common stock on January 2, 2009.

        The fair value of the award is estimated on the grant date using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair value of the second and third tranches:

1,521,241 options at $5.49
Risk free interest rate	1.9%–2.1%
Expected option life (years)	5.5–7.0
Expected dividend yield	—
Volatility factor	55%

        The following table summarizes information about nonvested common stock options:

	Common stock options
	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2008	3,066,818	$10.48
Granted	1,521,241	2.95
Vested	(609,340)	9.42
Forfeited	(31,250)	12.76

Nonvested as of June 30, 2009	3,947,469	$7.73

        The Company recognized stock-based compensation expense of $3,359 and $3,942 for the three months ended June 30, 2008 and 2009, respectively, and $6,718 and $8,231 for the six months ended June 30, 2008 and 2009, respectively. As of June 30, 2009, the total compensation cost related to unvested awards not yet recognized is $25,091, to be recognized over a weighted average period of 3.7 years.

9.     COMMITMENTS AND CONTINGENCIES

Russian and Kazakh Environment and Current Economic Situation

        Russia, like many other countries, has recently experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system have had and may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent levels of international oil prices have adversely affected and may continue to adversely affect its economy.

        The Company's net income for the six months ended June 30, 2009 was materially adversely impacted by the depreciation of the ruble against the US Dollar. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. The ruble depreciated against the US dollar during the first quarter of 2009 and appreciated against the US dollar during the second quarter of 2009. The overall depreciation of the Russian ruble against the US dollar during the six-month period ended June 30, 2009 amounted to approximately 6.1%. Because the Company's reporting currency is the US dollar and the functional currency of Company's principal operating subsidiaries is the ruble, its reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, because substantially all of the Company's revenues are generated in rubles, the Company faces exchange-rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in

US dollars. Moreover, the Credit Facility Agreement is denominated in US dollars with a balance (including accrued interest) of $56,551 as of June 30, 2009 (Note 7). If the ruble continues to depreciate against the US dollar, the Company's results of operations will continue to be negatively impacted.

        Like Russia, Kazakhstan has also been experiencing economic instability in recent periods. As a result, total television advertising spending in the first half of 2009 was negatively impacted and the Company expects advertising spending in 2009 to continue to be adversely affected. Moreover, during the six months ended June 30, 2009, the Kazakh tenge depreciated approximately 19.7% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge will negatively impact the Company's operating results.

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

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign currency exchange forward contract to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 7). A summary of the amounts and ruble/US dollar exchange rates at which the Company will be obligated to buy US dollars at specified dates in accordance with the forward contract is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

        The tabular disclosure of fair value of the forward contract in the condensed consolidated balance sheet and the effect of the forward contract on the condensed consolidated statement of income is presented below:

	Balance sheet location	December 31, 2008	June 30, 2009
Fair value of foreign exchange contract		$2,425	$2,749

Current portion	Other current assets	2,129	2,749

Non-current portion	Other non-current assets	$296	—

	Location of gain (loss) recognized in the statement of income	Three months ended June 30, 2009	Six months ended June 30, 2009
Gain (loss) under the foreign exchange contract	Foreign currency gain (loss)	$(4,133)	$2,410

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

        The Company's revenues sold through Video International accounted for 94% of total operating revenues of $172,770 and 93% of total operating revenues of $113,894 in the three months ended June 30, 2008 and 2009, respectively. The Company's revenues sold through Video International accounted for 96% of total operating revenues of $309,516 and 93% of total operating revenues of $218,672 in the six months ended June 30, 2008 and 2009, respectively.

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

Purchase commitments

        The Company has future purchase commitments of $238,649 as of June 30, 2009. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and cable connections obligations.

Income Taxes

        As of December 31, 2008 and June 30, 2009, the Company included accruals for unrecognized income tax benefits and the related interest and penalties totaling $11,268 and $10,776, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the CIS Group, DTV Group and several regional stations of $10,517 and $8,274, respectively. All of the unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,967 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $108 of the total $1,967 potential increase could occur within twelve months from June 30, 2009. This $108 mainly represents certain recognized income tax benefits challenged by the tax authorities during their recent inspection of Maraphon-TV (the CTC Moscow station) and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax.

        The tax years ended December 31, 2006, 2007 and 2008 and the six months ended June 30, 2009 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1994 through December 31, 2008 and the six months ended June 30, 2009 remain subject to examination by the US tax authorities. The tax years ended December 31, 2004 through 2008 and the six months ended June 30, 2009 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2008 and June 30, 2009. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2008 and June 30, 2009, the Company included accruals for contingencies related to non-income taxes totaling $10,420 and $9,133, respectively, including amounts relating to pre-acquisition operations of the CIS Group, DTV Group and several regional stations of $9,339 and $7,895, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2009, management estimates such contingencies related to non-income taxes to be up to $335.

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

        The broadcast licenses of the Company's Russian affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute "Russian content". Certain affiliates may not have always been in compliance with this requirement. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that includes a requirement to broadcast at least 50% of the programming in Kazakh language during every six-hour slot. Channel 31 has not always been in full compliance with all requirements. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against Channel 31 is remote.

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

        OAO Teleexpress, OOO Modern Russia Group and certain other of the Company's regional subsidiaries have had, and continue to have, negative equity as reported in their respective Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, that could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

10.   SEGMENT INFORMATION

	Three months ended June 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/(loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$109,863	$3,427	$53,621	$654,552	$(80)	$(265)	$(47,077)	$(6,884)
Domashny Network	16,211	—	3,200	45,307	(20)	(173)	(9,566)	—
DTV Network	12,220	—	5,626	236,867	—	(275)	(4,081)	—
CTC Television Station Group	26,394	514	18,894	103,340	(2,038)	(529)	(1,620)	—
Domashny Television Station Group	4,366	275	94	66,582	(957)	(658)	(7)	—
DTV Television Station Group	1,804	53	(631)	234,086	(2)	(713)	(8)	—
CIS Group	1,722	—	(1,505)	158,491	—	(222)	(1,271)	—
Production Group	190	14,640	663	19,841	—	(38)	—	(12,556)
Business segment results	$172,770	$18,909	$79,962	$1,519,066	$(3,097)	$(2,873)	$(63,630)	$(19,440)

Eliminations and other	—	(18,909)	(9,927)	(362,864)	(27)	(532)	1,831	15,012
Consolidated results	$172,770	$—	$70,035	$1,156,202	$(3,124)	$(3,405)	$(61,799)	$(4,428)

	Three months ended June 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/(loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$71,655	$901	$35,392	$688,830	$(3,877)	$(93)	$(31,761)	$(1,722)
Domashny Network	10,884	7	2,552	41,939	(5)	(72)	(6,057)	—
DTV Network	9,183	—	3,446	167,246	(435)	(623)	(3,185)	—
CTC Television Station Group	15,873	330	10,353	103,599	(587)	(453)	(680)	19
Domashny Television Station Group	2,217	316	366	48,018	(231)	(318)	(4)	—
DTV Television Station Group	1,015	50	(765)	91,856	—	(813)	—	—
CIS Group	2,836	—	(354)	19,805	(73)	(209)	(1,252)	—
Production Group	231	14,290	1,328	29,414	(403)	(7)	(65)	(12,024)
Business segment results	$113,894	$15,894	$52,318	$1,190,707	$(5,611)	$(2,588)	$(43,004)	$(13,727)

Eliminations and other	—	(15,894)	(8,489)	(423,365)	(78)	(92)	1,589	12,320
Consolidated results	$113,894	$—	$43,829	$767,342	$(5,689)	$(2,680)	$(41,415)	$(1,407)

	Six months ended June 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$207,694	$3,625	$99,157	$654,552	$(848)	$(509)	$(92,134)	$(8,107)
Domashny Network	31,678	—	7,734	45,307	(77)	(345)	(17,390)	—
DTV Network	12,220	—	5,626	236,867	—	(275)	(4,081)	—
CTC Television Station Group	45,993	930	29,527	103,340	(3,947)	(1,030)	(3,027)	—
Domashny Television Station Group	7,565	525	37	66,582	(1,812)	(1,283)	(13)	—
DTV Television Station Group	1,804	53	(631)	234,086	(2)	(713)	(8)	—
CIS Group	2,372	—	(1,873)	158,491	—	(353)	(1,560)	—
Production Group	190	14,640	663	19,841	—	(38)	—	(12,556)
Business segment results	$309,516	$19,773	$140,240	$1,519,066	$(6,686)	$(4,546)	$(118,213)	$(20,663)

Eliminations and other	—	$19,773	(17,173)	(362,864)	(97)	(1,063)	1,991	15,012
Consolidated results	$309,516	$—	$123,067	$1,156,202	$(6,783)	$(5,609)	$(116,222)	$(5,651)

	Six months ended June 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$142,210	$1,684	$69,693	$688,830	$(3,941)	$(224)	$(60,253)	$(5,115)
Domashny Network	21,450	11	5,936	41,939	(11)	(185)	(10,948)	—
DTV Network	17,850	—	7,167	167,246	(732)	(1,215)	(5,673)	—
CTC Television Station Group	26,127	606	15,622	103,599	(861)	(868)	(1,503)	—
Domashny Television Station Group	3,957	610	443	48,018	(283)	(629)	(10)	—
DTV Television Station Group	1,789	77	(1,960)	91,856	—	(1,534)	(10)	—
CIS Group	4,880	—	(1,716)	19,805	(234)	(431)	(2,785)	—
Production Group	409	20,168	1,591	29,414	(403)	(19)	(65)	(16,913)
Business segment results	$218,672	$23,156	$96,776	$1,190,707	$(6,465)	$(5,105)	$(81,237)	$(22,028)

Eliminations and other	—	(23,156)	(16,364)	(423,365)	(80)	(156)	2,949	17,559
Consolidated results	$218,672	$—	$80,412	$767,342	$(6,545)	$(5,261)	$(78,298)	$(4,469)

11.   SUBSEQUENT EVENTS

        Alexander Rodnyansky resigned as President of CTC Media effective August 1, 2009.

        On July 30, 2009, the Board of Directors approved an amendment to the exercise price in respect of all shares under all three tranches of CEO Stock Options. Pursuant to the amendment, the exercise price for all shares under CEO Stock Options will be equal to the official closing price per share of the common stock on August 11, 2009. The amendment of the exercise price of the CEO Stock Option is subject to, and contingent upon, the approval of such amendment by the Company's stockholders at the next annual meeting of stockholders, in 2010. MTG Russia AB and Alfa CTC Holdings Limited, which together hold a majority of the Company's capital stock, have indicated that they intend to approve the amendment at the 2010 annual meeting of stockholders. In conjunction with the amendment of the applicable exercise prices, the agreement was further amended to provide that the option shares under the time-based tranches would be subject to vesting over four years, rather than three years as originally provided. Accordingly, one third of the shares under the time-based tranches vest on August 4, 2009, as provided under the original agreement, and the remaining two thirds of such shares will vest ratably on a quarterly basis through June 30, 2012, subject to Mr. Kudryashov's continued employment with the Company.

        The Company evaluated subsequent events through August 6, 2009, the date the financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2008 and 2009. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on March 2, 2009, Form 10-K/A filed with the SEC on March 27, 2009 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and television channels in Uzbekistan and Moldova, each offering entertainment programming. In 2008, we also acquired two Russian production companies, Costafilm and Soho Media, specializing in in-house production of series, sitcoms and shows.

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

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers (18+ year-old viewers in 2008). DTV's technical penetration is 63.0% with its signal covering approximately 60 million people in Russia. We acquired DTV Network in April 2008.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 20 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 12 owned-and-operated stations and 16 repeater transmitters. The DTV Television Station Group manages its five owned-and-operated stations and 26 repeater transmitters. Our Television Station Groups provide technical penetration of 40.7% for the CTC Network (or 46.5% of its total penetration of 87.5%); technical penetration of 36.6% for the Domashny Network (or 51.5% of its total penetration of 71.0%); and technical penetration of 31.0% for the DTV Network (or 49.2% of its total penetration of 63.0%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks. Substantially all of our local advertising is currently placed through Video International.

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

  Production Group

  •
  Production Group.  Our Production Group comprises two Russian production companies—Costafilm and Soho Media. Costafilm specializes in producing sitcoms, series and sketchkoms for our networks. Soho Media specializes in entertainment TV shows. We acquired these two production companies in April 2008.

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

        Overall demand for television advertising in Russia had experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. In recent years, the Russian advertising market was one of the largest and fastest growing in Europe. Beginning in the second half of 2008, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have a negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent levels of international oil prices have adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia was, and may continue to be, adversely affected.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increases in the price of advertising.

        The continued success of our advertising sales depends largely on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. To date, we have been able to achieve significant audience share by broadcasting attractive entertainment programming, including original Russian series, sitcoms and shows, as well as popular foreign series, films and animation. Although we believe we have been successful in broadcasting programming content that appeals to our key target audiences, we face strong competition from other television broadcasters for programming content, and we must continue to strive to air programming that addresses evolving audience tastes and trends in television broadcasting.

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by the currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. The ruble depreciated against the US dollar during the first quarter of 2009 and appreciated against the US dollar during the second quarter of 2009. The overall depreciation of the Russian ruble against the US dollar during the six-month period ended June 30, 2009 amounted to approximately 6.1%. Moreover, during the six months ended June 30, 2009, the Kazakh tenge depreciated approximately 19.7% against the US dollar. The depreciation of our local currencies had a material negative impact on our reported results of operations for this period. The depreciation of our local currencies against the US dollar will materially negatively affect our reported results of operations.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, Video International, a "sales house", controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed our national advertising on an exclusive basis. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in Russia in the three and six months ended June 30, 2008 and 2009. In Kazakhstan we place all of our national advertising through Video International.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold in rubles, demand for advertising and our ability to increase our advertising inventory. Because of the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be modest. Furthermore, our ability to sustain current prices will depend largely on the economic situation in Russia. In addition, because of the current economic instability, the sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell.

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

        Under the Channel 31 agreement, the commission rate payable by us is fixed at 15% of gross advertising sales. The Channel 31 agreement is terminable upon six months notice by either party. The party that initiates the termination of the agreement must generally pay the other party an amount equal to 15% of gross advertising sales of Channel 31 for the six months preceding the termination date.

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount paid on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. As of December 31, 2008 and June 30, 2009 the amount outstanding under the Credit Facility and interest accrued thereon was $90.4 million and $56.6 million, respectively.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in our results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. In April 2009, we entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500 million to $400 million. In connection with this amendment, we paid an amendment fee of $0.9 million. We believe that as of June 30, 2009 we were in compliance with the covenants under the Credit Facility Agreement.

        The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars in installments in December 2009 and in June 2010 (unless the maturity date of the loan is extended). In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to a portion of such payments. Below is a summary of the amounts and ruble/US dollar exchange rates at which we are obligated to buy US dollars at specified dates in accordance with the forward contract:

Date	Amounts to be purchased	Ruble to US dollar rate
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84

        The prevailing Russian ruble exchange rate to US dollar as of August 4, 2009 was $31.24 rubles for 1 US dollar.

Exercise of Stock Appreciation Rights

        On June 29, 2009, Alexander Rodnyansky, our former Chief Executive Officer and a current member of the Board of Directors, provided a written notice (the "Exercise Notice") to the Co-Chairman of the Board of Directors of his exercise in full of the outstanding and fully vested Stock Appreciation Right ("SAR") to purchase 6,217,600 shares of common stock under his Stock Appreciation Rights Agreement dated September 16, 2003 (the "SAR Agreement"). The exercise price applicable to the purchase of 4,663,200 shares is $1.79 per share and the exercise price for the remaining 1,554,400 shares is $1.19 per share. Under the SAR Agreement, the Board of Directors may elect, in its sole discretion, to satisfy the exercise in either cash or shares, or any combination thereof. We must notify Alexander Rodnyansky within 60 days of the date of his exercise notice (that is, by no later August 28, 2009) as to whether we will satisfy the exercise in cash or shares, or a combination thereof. Following the issuance of the SAR, the Board of Directors noted its intent to settle any exercise of the SAR by issuing common shares. As of June 30, 2009, and through the date of this filing, the Board of Directors has not changed its intent, however the final election has not yet been made.

        If the Board elects to satisfy the exercise in shares, Mr. Rodnyansky may pay the exercise price either in cash, or by means of a "net exercise"—that is, he can forfeit a number of shares with a fair market value equal to the aggregate exercise price due and we would issue to him only the net number of shares. The accounting effect of this option, if elected, would be to increase cash and equity by approximately $10.2 million if exercise price is paid in cash. If "net exercise" is elected the net accounting effect will be nil. The number of shares issued and outstanding would increase by 6,217,600 or 5,275,713, respectively.

        If the Board elects to satisfy the exercise in cash, the SAR Agreement provides that such cash must be paid as follows: (a) either in full within 90 days of the exercise notice (that is, by September 27, 2009), or (b) 30% of the total amount by September 27, 2009, together with a promissory note for the balance, plus interest, payable in equal installments over four years, on the first, second, third and fourth anniversaries of the initial payment. The accounting effect of this option, if elected, would be to decrease cash (or decrease cash and record a liability if a promissory note is issued) and increase operating expenses for the total amount of approximately $53.4 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 2, 2009. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in detail in our Annual Report on Form 10-K. The changes in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on March 2, 2009 relate to a change in amortization rates for certain types of our programming, as well as changes in accounting for business combinations and in accounting of noncontrolling interests as result of adoption of new accounting standards (outlined below).

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

Accounting for noncontrolling interests

        On January 1, 2009 we adopted newly issued accounting standard SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and changes the classification of noncontrolling interest in financial statements. See "—Recently Issued Accounting Pronouncements".

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
REVENUES:
Advertising	95.9%	95.3%	97.2%	95.0%
Sublicensing	3.7	4.4	2.4	4.5
Other revenue	0.4	0.3	0.4	0.5

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and inclusive of stock-based compensation)	(5.9)	(6.7)	(5.5)	(6.9)
Selling, general and administrative (exclusive of depreciation and amortization; inclusive of stock-based compensation)	(13.3)	(14.9)	(13.6)	(16.1)
Amortization of programming rights	(35.8)	(36.4)	(37.5)	(35.8)
Amortization of sublicensing rights	(2.6)	(1.2)	(1.8)	(2.0)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(2.0)	(2.4)	(1.8)	(2.4)

Total operating expenses	(59.5)	(61.5)	(60.2)	(63.2)

Operating income	40.5	38.5	39.8	36.8
Foreign currency gains (losses)	0.9	(0.6)	0.7	(2.2)
Interest income	0.7	0.6	1.6	0.8
Interest expense	(1.3)	(2.0)	(0.7)	(2.0)
Gains on sale of businesses	0.0	0.0	0.0	0.0
Other non-operating income (losses), net	(0.1)	0.1	(0.0)	(0.1)
Equity in income of investee companies	0.3	0.1	0.2	0.1

Income before income tax	41.0	36.7	41.6	33.4

Income tax expense	(12.2)	(9.6)	(11.7)	(8.9)

Net income	28.7	27.1	29.9	24.5

Income (loss) attributable to noncontrolling interest	(0.5)	(0.4)	(0.6)	(0.0)

Net income attributable to controlling interest	28.3%	26.6%	29.2%	24.5%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies that comprise our Production Group: Costafilm and Soho Media. As a result, our operating results for the six months ended June 30, 2008 include the operations of the Channel 31 Group for only four months and include the operations of the DTV Group and the Production Group for only three months.

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2009

Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$113,290	$72,556	$211,319	$143,894
Change period-to-period	—	(36.0)%	—	(31.9)%
Domashny Network	16,211	10,891	31,678	21,461
Change period-to-period	—	(32.8)%	—	(32.3)%
DTV Network	12,220	9,183	12,220	17,850
Change period-to-period	—	(24.9)%	—	n/a
CTC Television Station Group	26,908	16,203	46,923	26,733
Change period-to-period	—	(39.8)%	—	(43.0)%
Domashny Television Station Group	4,641	2,533	8,090	4,567
Change period-to-period	—	(45.4)%	—	(43.5)%
DTV Television Group	1,857	1,065	1,857	1,866
Change period-to-period	—	(42.6)%	—	n/a
CIS Group	1,722	2,836	2,372	4,880
Change period-to-period	—	64.7%	—	n/a
Production Group	14,830	14,521	14,830	20,577
Change period-to-period	—	(2.1)%	—	n/a
Eliminations and other	(18,909)	(15,894)	(19,773)	(23,156)

Total	$172,770	$113,894	$309,516	$218,672

Change period-to-period	—	(34.1)%	—	(29.4)%

        Our total operating revenues decreased period-over-period by approximately 34.1% and 29.4%, respectively, when comparing the three- and six-month periods under review. Our operating revenues, a significant majority of which comes from advertising, tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. Beginning in the second half of 2008, however, Russia, like many other countries, has experienced economic instability. The continuing global credit crisis, the related turmoil in the global financial system and recent levels of international oil prices have had and may continue to have a negative impact on the Russian economy. In addition, the Kazakh economy continues to experience instability. As a result of the current global economic instability and the deterioration in the Russian and Kazakh economies, we believe total television advertising spending in these countries was and may continue to be adversely affected. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further."

        A significant majority of our advertising revenue is denominated in Russian rubles. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues for the three and six months ended June 30, 2009 were materially adversely impacted. A continuing depreciation of the Russian ruble will continue to have a material negative effect on our reported revenues. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be adversely affected".

        The decrease in our total operating revenues when comparing the six-month periods under review was partially offset by acquisitions made in 2008, primarily of the DTV Group, acquired in the second quarter of 2008.

  Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$103,553	$66,636	$200,270	$131,894
Change period-to-period	—	(35.7)%	—	(34.1)%
Domashny Network	16,182	10,883	31,649	21,449
Change period-to-period	—	(32.7)%	—	(32.2)%
DTV Network	12,220	9,187	12,220	17,850
Change period-to-period	—	(24.8)%	—	n/a
CTC Television Station Group	26,360	15,827	45,929	26,050
Change period-to-period	—	(40.0)%	—	(43.3)%
Domashny Television Station Group	3,705	2,056	6,358	3,644
Change period-to-period	—	(44.5)%	—	(42.7)%
DTV Television Group	1,801	1,013	1,801	1,785
Change period-to-period	—	(43.8)%	—	n/a
CIS Group	1,717	2,783	2,367	4,802
Change period-to-period	—	62.1%	—	n/a
Production Group	182	167	182	311
Change period-to-period	—	(8.2)%	—	n/a
Eliminations and other	—	(12)	—	(24)

Total	$165,720	$108,540	$300,776	$207,761

Change period-to-period	—	(34.5)%	—	(30.9)%

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

        CTC Network.    CTC Network's advertising revenue decreased by 35.7% and 34.1%, respectively, when comparing the three- and six-month periods under review, principally due to the depreciation of the Russian ruble against the US dollar and, to a lesser extent, due to decreased advertising rates and decreased sellout, partially offset by increase in audience share. The average target audience share of the CTC Network increased from 11.6% to 12.5% when comparing the three months ended June 30, 2008 and 2009, and from 11.5% to 11.9% when comparing the six months ended June 30, 2008 and 2009. The average overall audience share of the CTC Network increased from 8.8% to 9.2% when comparing the three months ended June 30, 2008 and 2009, and was 8.8% in the six months ended June 30, 2008 and 2009. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that such modification in the audience measurement system decreases CTC's target audience share by approximately 0.7 percentage points, which negatively affects CTC's advertising revenues. This decrease was offset by better performance of our programming in the 2009 periods.

        Domashny Network.    Domashny Network's advertising revenues decreased by 32.7% and 32.2%, respectively, when comparing the three- and six-month periods under review, principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates and decreased sellout. The average target audience share of the Domashny Network increased from 2.7% to 2.9% when comparing the three months ended June 30, 2008 and 2009, and decreased from 2.8% to 2.7% when comparing the six months ended June 30, 2008 and 2009. The average overall audience share of the Domashny Network was 2.1% in the three months ended June 30, 2008 and 2009, and decreased from 2.2% to 2.1% when comparing the six months ended June 30, 2008 and 2009. The decrease in our audience share when comparing the six-month periods under review was primarily the result of increased competition.

        DTV Network.    The DTV Network contributed $9.2 million and $17.9, respectively, to our consolidated advertising revenues, amounting to 8.5% and 8.6%, respectively, of our consolidated advertising revenues for the three and six months ended June 30, 2009. DTV Network's advertising revenues decreased by 24.8% when comparing the three-month periods under review principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates and decreased sellout, partially offset by increase in audience share. The average target audience share of the DTV Network increased from 1.9% to 2.4% when comparing the three months ended June 30, 2008 and 2009. The target audience share of the DTV Network was 2.3% during the six months ended June 30, 2009. The average overall audience share of the DTV Network increased from 1.6% to 2.1% when comparing the three months ended June 30, 2008 and 2009. The overall audience share of the DTV Network was 2.0% during the six months ended June 30, 2009.

        CTC, Domashny and DTV Television Station Groups.    Advertising revenues of the CTC Television Station Group decreased by 40.0% and 43.3%, respectively, when comparing the three- and six-month periods under review. Advertising revenues of the Domashny Television Station Group decreased by 44.5% and 42.7%, respectively, when comparing the three- and six-month periods under review.

        The DTV Television Station Group contributed $1.0 million and $1.8, respectively, to our consolidated advertising revenues, each amounting to 1.0% of our consolidated advertising revenues, for the three and six months ended June 30, 2009. Advertising revenues of the DTV Television Station Group decreased by 43.8% when comparing the three months ended June 30, 2008 and 2009.

        The decrease in advertising revenues of our Television Station Groups was principally due to depreciation of the Russian ruble against the US dollar and decreased advertising rates. This decrease was partially offset by an increase in sellout when comparing the three- and six-month periods under review.

        CIS.    The CIS Group contributed $2.8 million and $4.8, respectively, to our consolidated advertising revenues, amounting to 2.6% and 2.3%, respectively, of our consolidated advertising revenues for the three and six months ended June 30, 2009. The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 62.1% when comparing three months ended June 30, 2008 and 2009, principally due to increased advertising rates, increased sellout, offset by the depreciation of the Kazakh tenge against the US dollar.

        Because of the current economic instability in Russia and globally, the Russian ruble and Kazakh tenge depreciated against the US dollar during the six months ended June 30, 2009 and television advertising spending to date in 2009 has been and may continue to be negatively impacted. For a discussion of the impact of these factors on our advertising revenues, see "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be adversely affected; and—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further."

  Sublicensing, own production and other revenues

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$9,737	$5,920	$11,050	$12,001
Change period-to-period	—	(39.2)%	—	8.6%
CTC Television Station Group	547	376	994	683
Change period-to-period	—	(31.3)%	—	(31.3)%
Domashny Television Station Group	937	478	1,731	923
Change period-to-period	—	(49.0)%	—	(46.7)%
DTV Television Group	57	51	57	81
Change period-to-period	—	(10.5)%	—	n/a
CIS Group	4	52	4	78
Change period-to-period	—	1200.0%	—	n/a
Production Group	14,644	14,354	14,644	20,267
Change period-to-period	—	(2.0)%	—	n/a
Eliminations and other	(18,876)	(15,877)	(19,740)	(23,122)

Total	$7,050	$5,354	$8,740	$10,911

Change period-to-period	—	(24.1)%	—	24.8%

        Networks.    Our sublicensing, own production and other revenues decreased by 39.2% when comparing the three-month periods under review, mainly due to decreased intercompany sales to the CIS Group and sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008. Our sublicensing, own production and other revenues increased by 8.6% when comparing the six-month periods under review, mainly due to increase in sales of certain series and sitcoms produced by our Production Group to a third party in Ukraine, partially offset by decreased intercompany sales to the CIS Group and sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008.

        Television Station Groups.    Other revenues for the CTC and DTV Television Station Groups primarily represent fees received for transmission. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

        Production Group.    The majority of own production revenues for the Production Group represent sales of in-house produced programming to our networks. These revenues are eliminated in consolidation.

        Eliminations and other.    We eliminate inter-company revenues from sublicensing, own production and other revenues. These intercompany revenues consist primarily of programming rights sold by our Production Group to our networks and programming rights sold by CTC Network to the CIS Group.

  Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(59,669)	$(37,164)	$(112,162)	$(74,201)
Change period-to-period	—	(37.7)%	—	(33.8)%
Domashny Network	(13,011)	(8,339)	(23,944)	(15,525)
Change period-to-period	—	(35.9)%	—	(35.2)%
DTV Network	(6,347)	(5,737)	(6,347)	(10,683)
Change period-to-period	—	(9.6)%	—	n/a
CTC Television Station Group	(8,014)	(5,850)	(17,396)	(11,111)
Change period-to-period	—	(27.0)%	—	(36.1)%
Domashny Television Station Group	(4,548)	(2,167)	(8,053)	(4,124)
Change year-on-year	—	(52.4)%	—	(48.8)%
DTV Television Group	(2,735)	(1,830)	(2,735)	(3,826)
Change period-to-period	—	(33.1)%	—	n/a
CIS Group	(3,226)	(3,190)	(4,245)	(6,596)
Change period-to-period	—	(1.1)%	—	n/a
Production Group	(14,167)	(13,193)	(14,167)	(18,986)
Change period-to-period	—	(6.9)%	—	n/a
Eliminations and other	8,982	7,405	2,600	6,792

Total	$(102,735)	$(70,065)	$(186,449)	$(138,260)

Change period-to-period	—	(31.8)%	—	(25.8)%
% of total operating revenues	59.5%	61.5%	60.2%	63.2%

        Our total operating expenses as a percentage of operating revenues increased from 59.5% to 60.2% when comparing the three months ended June 30, 2008 and 2009, and from 61.5% to 63.2% when comparing the six months ended June 30, 2008 and 2009. For the three-month periods under review, the increase was mainly due to increases, as a percentages of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights and depreciation and amortization expenses, offset by decreases, as a percentage of operating revenues, in amortization of sublicensing rights and own production cost. For the six-month periods under review, the increase was mainly due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of sublicensing rights and own production cost and depreciation and amortization expenses, offset by a decrease, as a percentage of operating revenues, in amortization of programming rights.

  Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(1,853)	$(1,196)	$(3,797)	$(2,448)
Change period-to-period	—	(35.5)%	—	(35.5)%
Domashny Network	(1,114)	(1,013)	(2,186)	(1,911)
Change period-to-period	—	(9.1)%	—	(12.6)%
DTV Network	(1,066)	(1,032)	(1,066)	(1,798)
Change period-to-period	—	(3.2)%	—	n/a
CTC Television Station Group	(2,434)	(1,724)	(4,958)	(3,282)
Change period-to-period	—	(29.2)%	—	(33.8)%
Domashny Television Station Group	(1,373)	(824)	(2,759)	(1,636)
Change period-to-period	—	(40.0)%	—	(40.7)%
DTV Television Group	(1,292)	(761)	(1,292)	(1,769)
Change period-to-period	—	(41.1)%	—	n/a
CIS Group	(322)	(697)	(422)	(1,344)
Change period-to-period	—	116.5%	—	n/a
Production Group	(1,031)	(692)	(1,031)	(1,200)
Change period-to-period	—	(32.9)%	—	n/a
Eliminations and other	279	304	515	406

Total	$(10,206)	$(7,635)	$(16,996)	$(14,982)

Change period-to-period	—	(25.2)%		(11.9)%
% of total operating revenues	5.9%	6.7%	5.5%	6.9%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues remained flat at 1.6% when comparing the three months ended June 30, 2008 and 2009 and decreased from 1.8% to 1.7% when comparing the six months ended June 30, 2008 and 2009, mainly due to reversal of the provision related to prepayment of certain programming rights, partially offset by decreased revenues. At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues increased from 6.9% to 9.3% when comparing the three months ended June 30, 2008 and 2009, and from 6.9% to 8.9% when comparing the six months ended June 30, 2008 and 2009 as a result of the decreased revenues of this segment. At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 10.1% during the six months ended June 30, 2009. Direct operating expense at the DTV Network as a percentage of this segment's total operating revenues increased from 8.7% to 11.2% when comparing the three months ended June 30, 2008 and 2009 as a result of the decreased revenues of this segment. In addition to the factors noted above, the decrease in direct operating expenses in absolute terms for the periods under review at the Network level was due to the depreciation of the Russian ruble against the US dollar.

        Although we generally expect our direct operating expenses at the Network level to decrease in 2009 compared to 2008, we expect this decrease at the Domashny and DTV Networks to be offset by fees that we expect to pay to certain independent affiliates of these networks in exchange for broadcasting the Domashny and DTV signals.

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

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 9.0% to 10.6% when comparing the three months ended June 30, 2008 and 2009, and from 10.6% to 12.3% when comparing the six months ended June 30, 2008 and 2009, mainly due to decreased revenues. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 29.6% to 32.5% when comparing the three months ended June 30, 2008 and 2009, and from 34.1% to 35.8% when comparing the six months ended June 30, 2008 and 2009, mainly due to decreased revenues. In absolute terms, the decrease in direct operating expenses in both segments was primarily due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, decreases in headcount.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues was 69.6% during the six months ended June 30, 2008. Direct operating expense at the DTV Television Station Group as a percentage of this segment's total operating revenues increased from 69.6% to 71.5% when comparing the three months ended June 30, 2008 and 2009 as a result of the decreased revenues of this segment. In absolute terms, direct operating expenses at our DTV Network decreased due to the depreciation of the Russian ruble against the US dollar.

        Direct operating expenses as percentages of the Domashny and the DTV Television Station Group's total operating revenues are higher than that of the CTC Television Station Group, reflecting the earlier stage of operations of those segments.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff. Direct operating expenses as a percentage of that segment's total operating revenues were 27.5% during the six months ended June 30, 2009. Direct operating expense at the CIS Group as a percentage of this segment's total operating revenues increased from 18.7% to 24.6% when comparing the three months ended June 30, 2008 and 2009 as a result of increases in transmission and maintenance expenses at Channel 31, and direct operating expenses of our broadcasting group in Moldova and television channel in Uzbekistan, partially offset by increased revenues of this segment. In addition to the factors noted above, the increase in direct operating expenses in absolute terms was partially offset by the depreciation of the Kazakh tenge against the US dollar.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead. The decrease in direct operating expenses when comparing the three months ended June 30, 2008 and 2009 was primarily due to the depreciation of the Russian ruble against the US dollar.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses comprised $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2008 and 2009, and $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2008 and 2009.

  Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(3,591)	$(2,393)	$(7,615)	$(6,161)
Change period-to-period	—	(33.4)%	—	(19.1)%
Domashny Network	(2,159)	(1,196)	(4,023)	(2,481)
Change period-to-period	—	(44.6)%	—	(38.3)%
DTV Network	(1,172)	(897)	(1,172)	(1,997)
Change period-to-period	—	(23.5)%	—	n/a
CTC Television Station Group	(3,432)	(3,012)	(8,380)	(5,458)
Change period-to-period	—	(12.2)%	—	(34.9)%
Domashny Television Station Group	(2,509)	(1,019)	(3,998)	(1,848)
Change period-to-period	—	(59.4)%	—	(53.8)%
DTV Television Group	(475)	(257)	(475)	(522)
Change period-to-period	—	(45.9)%	—	n/a
CIS Group	(1,411)	(1,032)	(1,909)	(2,035)
Change period-to-period	—	(26.9)%	—	n/a
Production Group	(543)	(405)	(543)	(788)
Change period-to-period	—	(25.4)%	—	n/a
Eliminations and other	(7,605)	(6,717)	(13,856)	(13,960)

Total	$(22,897)	$(16,928)	$(41,971)	$(35,250)

Change period-to-period	—	(26.1)%		(16.0)%
% of total operating revenues	13.3%	14.9%	13.6%	16.1%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        CTC Network.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues increased from 3.2% to 3.3% when comparing the three months ended June 30, 2008 and 2009, and from 3.6% to 4.3% when comparing the six months ended June 30, 2008 and 2009. This increase reflects the decrease in CTC Network's revenues over the periods under review. In absolute terms, selling, general and administrative expenses decreased over the three- and six-month periods under review primarily due to the depreciation of the Russian ruble against the US dollar, reversal of the provision for bad debts due to payments received and decrease in salaries and benefits due to the transfer of several top-managers to corporate headquarters , partially offset by increase in rent expenses. Advertising and promotion expenses amounted to $0.7 million and $0.4 million, respectively, in the three months ended June 30, 2008 and 2009, and $1.7 million and $1.8 million, respectively, in the six months ended June 30, 2008 and 2009.

        Domashny Network.    Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue decreased from 13.3% to 11.0% when comparing the three months ended June 30, 2008 and 2009, and from 12.7% to 11.6% when comparing the six months ended June 30, 2008 and 2009, primarily due to decreases in advertising and promotion expense and decreases in salaries and benefits due to transfer of several top-managers to corporate headquarters, and reversal of the provision for bad debts due to payments received, partially offset by increases in rent expenses and by decreased revenues over the periods under review. In addition to the factors noted above, selling, general and administrative expenses at the Domashny Network decreased in absolute terms due to the depreciation of the Russian ruble against the US dollar. Advertising and promotion expenses amounted to $0.6 million and $0.2 million, respectively, in the three months ended June 30, 2008 and 2009, and $1.0 million and $0.6 million, respectively, in the six months ended June 30, 2008 and 2009.

        DTV Network.    At the DTV Network, selling, general and administrative expenses as a percentage of this segment's total operating revenues were 11.2% during the six months ended June 30, 2009. Direct operating expense at the DTV Network as a percentage of this segment's total operating revenues increased from 9.6% to 9.8% when comparing the three months ended June 30, 2008 and 2009 as a result of decreased revenues over these periods. In absolute terms, selling, general and administrative expenses at our DTV Network decreased due to the depreciation of the Russian ruble against the US dollar.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues increased from 12.8% to 18.6% when comparing the three months ended June 30, 2008 and 2009, and from 17.9% to 20.4% when comparing the six months ended June 30, 2008 and 2009, due to decreased revenues in this segment. In absolute terms, the decrease in selling, general and administrative expenses over these periods was primarily due to depreciation of the Russian ruble against the US dollar. In addition, the decrease in selling, general and administrative expenses when comparing the six- months periods under review was due to the decrease in advertising and promotion expenses, as well as an adjustment in the earlier period related to a change in our tax policy in respect of VAT on advertising and promotion expenses for earlier years. Advertising and promotion expenses amounted to $0.3 million and $0.7 million, respectively, in the three months ended June 30, 2008 and 2009, and $3.0 million and $0.9 million, respectively, in the six months ended June 30, 2008 and 2009.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 54.1% to 40.2% when comparing the three months ended June 30, 2008 and 2009, and from 49.4% to 40.5% when comparing the six months ended June 30, 2008 and 2009. In absolute terms, selling, general and administrative expenses decreased primarily due to depreciation of the Russian ruble against the US dollar, decreases in headcount and decreases in advertising and promotion expenses. Advertising and promotion expenses amounted to $1.2 million and $0.1 million, respectively, in the three months ended June 30, 2008 and 2009, and $1.3 million and $0.1 million, respectively, in the six months ended June 30, 2008 and 2009.

        At the DTV Television Station Group, selling, general and administrative expenses as a percentage of this segment's total operating revenues were 28.0% during the six months ended June 30, 2009. Selling, general and administrative expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues decreased from 25.6% to 24.1% when comparing the three months ended June 30, 2008 and 2009. In absolute terms, selling, general and administrative expenses decreased mainly due to the depreciation of the Russian ruble against the US dollar.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses. Selling, general and administrative expenses as a percentage of that segment's total operating revenues were 41.7% during the six months ended June 30, 2009. Selling, general and administrative expenses at the CIS Group as a percentage of this segment's total operating revenues decreased from 81.9% to 36.4% when comparing the three months ended June 30, 2008 and 2009 as a result of the increased revenues of this segment. In absolute terms, the decrease in selling, general and administrative expenses was primarily due to the depreciation of the Kazakh tenge against the US dollar.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. The decrease in selling, general and administrative expenses when comparing the three months ended June 30, 2008 and 2009 was primarily due to the depreciation of the Russian ruble against the US dollar.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $4.6 million and $3.4 million for the three months ended June 30, 2008 and 2009, respectively, and $7.8 million and $6.8 million for the six months ended June 30, 2008 and 2009, respectively. The decrease in these expenses over the periods under review at the corporate level is mainly due to the depreciation of the Russian ruble against the US dollar and decreases in certain consulting costs, partially offset by an increase in our salaries and benefits due to the increases in headcount and transfer of several top-managers from other segments to corporate headquarters.

        Corporate stock-based compensation expense amounted to $3.2 million and $3.8 million for the three months ended June 30, 2008 and 2009, respectively, and $6.3 and $7.9 million for six months ended June 30, 2008 and 2009, respectively. The increase in stock-based compensation resulted principally from stock option grants to our new CEO. One-half of the shares underlying the CEO stock options was granted in August, 2008. This portion vests based on the passage of time. The other one-half was granted in January 2009 and vests upon the achievement of certain performance objectives for 2009, 2010 and 2011. With respect to the CEO stock options, we recognized stock-based compensation in the amount of $1.5 million and $2.9 million in the three and six months ended June 30, 2009, respectively and expect to recognize additional stock-based compensation expense of approximately $3.4 million for the remainder of 2009, $6.6 million for 2010, $4.5 million for 2011, $0.5 million for 2012, and $0.2 for 2013. The increase in stock-based compensation over the periods under review was partially offset by cancellation of the options granted to our former COO in connection with his departure, and the fact that some options granted to our former CEO became fully vested.

  Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(47,077)	$(31,761)	$(92,134)	$(60,253)
Change period-to-period	—	(32.5)%	—	(34.6)%
Domashny Network	(9,566)	(6,057)	(17,390)	(10,948)
Change period-to-period	—	(36.7)%	—	(37.0)%
DTV Network	(4,081)	(3,185)	(4,081)	(5,673)
Change period-to-period	—	(22.0)%	—	n/a
CTC Television Station Group	(1,620)	(680)	(3,027)	(1,503)
Change period-to-period	—	(58.0)%	—	(50.3)%
Domashny Television Station Group	(7)	(4)	(13)	(10)
Change period-to-period	—	(42.9)%	—	(23.1)%
DTV Television Group	(8)	—	(8)	(10)
Change period-to-period	—	(100.0)%	—	n/a
CIS Group	(1,271)	(1,252)	(1,560)	(2,785)
Change period-to-period	—	(1.5)%	—	n/a
Production Group	—	(65)	—	(65)
Change period-to-period	—	—	—	n/a
Eliminations and other	1,831	1,589	1,991	2,949

Total	$(61,799)	$(41,415)	$(116,222)	$(78,298)

Change period-to-period	—	(33.0)%		(32.6)%
% of total operating revenues	35.8%	36.4%	37.5%	35.8%

        CTC Network.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues increased from 41.6% to 43.8% when comparing the three months ended June 30, 2008 and 2009, and decreased from 43.6% to 41.9% when comparing the six months ended June 30, 2008 and 2009. The increase in amortization of programming rights as a percentage of total operating revenues when comparing the three months ended June 30, 2008 and 2009 was primarily due to decreased revenues partially offset by lower impairment charges, and the effects of changes in our amortization policy for certain types of Russian-produced programming that became effective from April 1, 2008 and from January 1, 2009. The decrease in amortization of programming rights as a percentage of total operating revenues when comparing the six months ended June 30, 2008 and 2009 was primarily due to lower impairment charges and the effects of changes in our amortization policy for certain types of Russian-produced programming that became effective from April 1, 2008 and from January 1, 2009, partially offset by decreased revenues. In addition to the factors noted above the decrease in amortization of programming rights in absolute terms for the periods under review was due to the depreciation of the Russian ruble against the US dollar.

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

        These changes resulted in a decrease of the amortization charge by approximately $3.6 million and $4.8 million, respectively, when comparing the three- and six-month periods ended June 30, 2008 and 2009.

        Impairment charges decreased from $3.6 million to $0.6 million when comparing the three months ended June 30, 2008 and 2009, and from $9.1 million to $2.0 million when comparing the six months ended June 30, 2008 and 2009. The decrease in impairment charges was mainly due to a lesser number of underperformances of television series during the three and six months ended June 30, 2009, as compared to the same periods in 2008.

        Domashny Network.    Amortization of programming rights for the Domashny Network as a percentage of Domashny Network's total operating revenues decreased from 59.0% to 55.6% when comparing the three months ended June 30, 2008 and 2009, and from 54.9% to 51.0% when comparing the six months ended June 30, 2008 and 2009. The decrease was primarily due to the change in the programming mix resulting in the broadcasting of series and shows with lower cost, partially offset by the decrease in revenues. In addition to the factors noted above the decrease in amortization of programming rights in absolute terms was due to the depreciation of the Russian ruble against the US dollar.

        DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 31.8% for the six months ended June 30, 2009. Amortization of programming rights for the DTV Network segment as a percentage of DTV Network's total operating revenues increased from 33.4% to 34.7% when comparing the three months ended June 30, 2008 and 2009, primarily due to decreased revenues, offset by the change in the programming mix resulting in the broadcasting of series with lower cost. In absolute terms, the amortization of programming rights decreased when comparing the three months ended June 30, 2008 and 2009, primarily due to the depreciation of the Russian ruble against the US dollar and change in the programming mix resulting in broadcasting of series with lower cost.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group reflects the depreciation of the Russian ruble against the US dollar and certain cost-cutting measures taken in the first quarter of 2009.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment as a percentage of its operating revenues was 57.1% for the six months ended June 30, 2009. Amortization of programming rights for the CIS Group segment as a percentage of the segment's total operating revenues decreased from 73.8% to 44.1% when comparing the three months ended June 30, 2008 and 2009 mainly due to increased revenues. In absolute terms, the amortization of programming rights decreased when comparing the three months ended June 30, 2008 and 2009, primarily due to the depreciation of the Kazakh tenge against the US dollar, partially offset by amortization of programming rights in our broadcasting group in Moldova and television channel in Uzbekistan.

  Amortization of sublicensing rights and own production cost

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(6,884)	$(1,722)	$(8,107)	$(5,115)
Change period-to-period	—	(75.0)%		(36.9)%
CTC Television Station Group	—	19	—	—
Change period-to-period	—	—	—	—
Production Group	(12,556)	(12,024)	(12,556)	(16,913)
Change period-to-period	—	(4.2)%	—	n/a
Eliminations and other	15,012	12,320	15,012	17,559

Total	$(4,428)	$(1,407)	$(5,651)	$(4,469)

Change period-to-period	—	(68.2)%		(20.9)%
% of total operating revenues	2.6%	1.2%	1.8%	2.0%

        Own production costs represent the cost of internally produced programming licensed to the third parties as well as sold to other Group segments.

        CTC Network.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the periods under review was due primarily to decreased cost of internally produced series and sitcoms sold to a third party in Ukraine and decreases in intercompany sales to the CIS Group. In addition, the decrease in the amortization of sublicensing rights and own production cost when comparing the three-month period under review was due to sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008.

        Production Group.    Direct production costs for Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to CTC, Domashny and DTV Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to CTC, Domashny and DTV Networks and programming sold by CTC Network to CIS Group.

  Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(265)	$(93)	$(509)	$(224)
Change period-to-period	—	(64.9)%	—	(56.0)%
Domashny Network	(173)	(72)	(345)	(185)
Change period-to-period	—	(58.4)%	—	(46.4)%
DTV Network	(275)	(623)	(275)	(1,215)
Change period-to-period	—	126.5%	—	n/a
CTC Television Station Group	(529)	(453)	(1,030)	(868)
Change period-to-period	—	(14.4)%	—	(15.7)%
Domashny Television Station Group	(658)	(318)	(1,283)	(629)
Change period-to-period	—	(51.7)%	—	(51.0)%
DTV Television Group	(713)	(813)	(713)	(1,534)
Change period-to-period	—	14.0%	—	n/s
CIS Group	(222)	(209)	(353)	(431)
Change period-to-period	—	(5.9)%	—	n/a
Production Group	(38)	(7)	(38)	(19)
Change period-to-period	—	(81.6)%	—	n/a
Eliminations and other	(532)	(92)	(1,063)	(156)

Total	$(3,405)	$(2,680)	$(5,609)	$(5,261)

Change period-to-period	—	(21.3)%	—	(6.2)%
% of total operating revenues	2.0%	2.4%	1.8%	2.4%

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

        Networks.    At the Network level, the depreciation of broadcasting equipment, computer hardware and office furniture represent the principal component of this expense. The decrease in expense in absolute terms for the periods under review was principally due to the depreciation of the Russian ruble against the US dollar and the end of the amortization period for certain equipment.

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

        Eliminations and other.    Other depreciation and amortization expense for the three and six months ended June 30, 2008 consists primarily of amortization expense of $0.5 million and $1.0 million, recognized as a result of the assignment of $10.0 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

  Foreign currency gains (losses)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Foreign currency gains (losses)	$1,528	$(703)	$2,206	$(4,736)

        The functional currency of our Russian subsidiaries is the ruble. In the three and six months ended June 30, 2008, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, which is partially offset by the impact on our dollar-denominated assets.

        During the first quarter of 2009, the ruble depreciated approximately 13.6% against the US dollar. During the second quarter of 2009, the ruble appreciated approximately 8.7% against the US dollar, which resulted in overall ruble depreciation of 6.1% against the US dollar during the six months ended June 30, 2009. In the three months ended June 30, 2009, our foreign currency loss primarily represents losses on our forward contract related to the Credit Facility Agreement and the impact of ruble appreciation on our dollar-denominated assets, offset by the impact of ruble appreciation on our dollar-denominated liabilities. In the six months ended June 30, 2009, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, mainly the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract related to the Credit Facility Agreement.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement which is denominated in US dollars. See "—Credit Facility Agreement" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Interest income	$1,175	$709	$4,967	$1,769

        Our interest income consists of interest earned on our bank accounts. The decrease in interest income when comparing the three and six months under review is primarily due to the decrease in our cash and cash equivalent balances. Because of our decreased cash and cash equivalent balances and the need to use a significant portion of cash generated from operations to fund repayments under our Credit Facility Agreement, we expect our interest income to be lower in 2009 compared to 2008. See "—Credit Facility Agreement" above.

  Interest expense

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Interest expense	$(2,253)	$(2,260)	$(2,259)	$(4,414)

        In connection with financing our acquisition of the DTV Group in April 2008, our interest expense increased significantly. In June, 2008 we entered into the Credit Facility Agreement to borrow $135.0 million in order to repay part of our indebtedness to DTV Group's seller, MTG Broadcasting AB, and to satisfy the DTV Group's indebtedness due to MTG. The amount outstanding under the Credit Facility Agreement as of June 30, 2009 (including accrued interest) was $56.6 million. The Credit Facility Agreement bears interest at an annual rate of LIBOR plus 3%. See "—Credit Facility Agreement".

  Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Equity in income of investee companies	$452	$158	$745	$235

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three and six months ended June 30, 2008 and 2009, our equity in income of investee companies primarily consists of income attributable to our interest Novosibirsk station.

  Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Income tax expense	$(21,140)	$(10,978)	$(36,230)	$(19,477)

        Our effective tax rate was 30% and 26% for the three months ended June 30, 2008 and 2009, respectively, and 28% and 27% for the six months ended June 30, 2008 and 2009. In the first quarter of 2008 we recognized some income tax benefits in respect of the deductions for certain advertising expenses related to 2005-2007, due to change in our estimate of the sustainability of those deductions upon examination. Had we recognized such benefits in 2005-2007, our effective tax rate would have been 29% for the six months ended June 30, 2008. In late 2008, the tax legislation of Russia was amended to decrease statutory income tax rates from 24% in 2008 to 20% in 2009 in Russia. In late 2008, the tax legislation of Kazakhstan was amended to decrease statutory income tax rates from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. These changes were effective from January 1 of each of the respective years. The changes in statutory income tax rates decreased our effective tax rate by 5 percentage points for the three and six months ended June 30, 2009. This decrease was offset by the increase in non-deductible expenses at the corporate level as a percentage of consolidated income before tax.

        We do not provide for deferred taxes on the unremitted earnings of our foreign subsidiaries, except for our profitable television stations, as such earnings are generally intended to be reinvested in those operations. The major portion of this unrecognized deferred tax liability is related to our largest Russian subsidiary, CTC Network. Presently, we intend to redeploy the unremitted earnings of CTC Network in Russia by investing in that subsidiary's existing operations and by acquiring suitable businesses. However, if this Russian subsidiary were to make its accumulated earnings previously earmarked for acquisitions of Russian businesses available for distribution to our US parent company, we would be required to provide for deferred taxes on those undistributed earnings to the extent they are not invested in that subsidiary's current operations, which would result in a significant increase in our effective tax rate. Currently, we estimate the amount of unrecognized deferred tax liability for such undistributed earnings of this subsidiary to be approximately $6 million as of June 30, 2009.

  Income (loss) attributable to noncontrolling interest

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Income (loss) attributable to noncontrolling interest	$(797)	$(512)	$(1,868)	$(14)

        Noncontrolling interest represents the share of net income (loss) of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of our companies in the CIS segment. In the three and six months ended June 30, 2008 and 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was offset by noncontrolling interest in losses of the CIS Group. Income attributable to non-controlling interest decreased over the periods under review mainly due to losses related to the CIS Group.

  Other comprehensive income (loss) attributable to controlling interest

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Other comprehensive income (loss)	$5,493	$46,520	$29,006	$(21,975)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble. As a result, the financial statements of these Russian subsidiaries were translated into US dollars using the current rate method. During the three and six months ended June 30, 2008, the ruble appreciated against the US Dollar, which resulted in other comprehensive income for these periods. During the first quarter of 2009, the ruble depreciated approximately 13.6% against the US dollar. During the three months ended June 30, 2009, the ruble appreciated approximately 8.7% against the US dollar, which resulted in overall ruble depreciation of 6.1% against the US dollar during the six months ended June 30, 2009. This depreciation resulted in a comprehensive loss for the six months ended June 30, 2009 compared to a comprehensive income for the six months ended June 30, 2008. The increase in other comprehensive income, when comparing three months ended June 30, 2008 and 2009, was due to higher appreciation of the Russian ruble against the US dollar. See "—Foreign currency gains (losses)" above.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at June 30, 2009 Compared to December 31, 2008

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased from December 31, 2008 to June 30, 2009 by approximately $4.0 million primarily as a result of depreciation of the Russian ruble against the US dollar.

  Prepayments

        Prepayments decreased from December 31, 2008 to June 30, 2009 by approximately $10.9 million primarily due to decreases in advances made for foreign programming. In the first quarter of 2009 we re-negotiated payment terms with several of our major foreign programming suppliers to extend payments until the second half of 2009.

  Broadcasting license and Goodwill

        Broadcasting licenses and Goodwill decreased from December 31, 2008 to June 30, 2009 primarily due to depreciation of the Russian ruble against the US dollar.

  Programming rights

        The decrease in programming rights from December 31, 2008 to June 30, 2009 was primarily due to the depreciation of the Russian ruble against the US dollar and lower prices negotiated for Russian produced programming in the six months ended June 30, 2009. This decrease was partially offset by the acquisition of a significant package of foreign programming in the six months ended June 30, 2009, which will be used during 2009 and thereafter.

  Accrued liabilities

        Accrued liabilities decreased by $12.5 million from December 31, 2008 to June 30, 2009 primarily due to earn-out payments made during the first quarter of 2009 related to our two production companies which were accrued as of December 31, 2008.

  Taxes payable

        Taxes payable decreased from December 31, 2008 to June 30, 2009 by $17.7 million primarily due to the decrease in VAT payable as a result of lower revenues in the second quarter of 2009 as compared to the fourth quarter of 2008.

  Deferred revenue

        Deferred revenue decreased from December 31, 2008 to June 30, 2009 by $11.7 million primarily due to less prepayments from advertisers during the six months ended June 30, 2009 when compared to 2008.

  Long-term and short-term loans and interest accrued

        The decrease in long-term and short-term loans and interest accrued is due to the repayment of portion of the Credit Facility during the second quarter of 2009, and reclassification of the remaining portion to short-term loans and interest accrued, in accordance with the payment schedule. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our business needs for the next 12 months. At June 30, 2009, we had financed our operations to date principally through cash from operations. At June 30, 2009, we had $91.7 million in cash and cash equivalents.

        On June 27, 2008, we entered into a credit facility agreement with several large financial institutions and in July 2008 drewdown the full amount available under that agreement, or $135.0 million. For a description of the Credit Facility Agreement, see "—Credit Facility Agreement" above.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2008	2009
	(in thousands)
Net cash provided by operating activities:	$66,869	$50,025
Net cash used in investing activities:	(320,299)	(18,690)
Net cash used in financing activities:	(1,773)	(35,693)

        Our cash flow from operating activities decreased over the periods under review principally because of the decreased cash received for advertising, which was partially offset by a decrease in spending for programming and sublicensing rights over these periods. Our advertising revenue amounted to $300.8 million and $207.8 million during the six months ended June 30, 2008 and 2009, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $138.3 million and $85.8 million, respectively, during the six months ended June 30, 2008 and 2009. The decrease in cash paid for programming rights in the first six months of 2009 was primarily due to depreciation of the Russian ruble against the US dollar, decreased cost for Russian-produced programming, and the extension of payment terms for some Russian-produced and foreign programming. Of the total $52.5 million decrease, approximately $34.6 million relates to the decrease of cash expenditures for Russian-produced programming. Amortization of programming rights, sublicensing rights and own production cost amounted to $121.9 million and $82.8 million, during the six months ended June 30, 2008 and 2009, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the six months ended June 30, 2008, we paid $240.2 million in connection with our acquisition of the DTV Group, $65.3 million for our 60% economic interest in the Channel 31 Group and $4.6 million related to acquisitions of Costafilm and Sohomedia. These cash payments were offset by the acquired cash kept on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in the six months ended June 30, 2008, we paid cash of $13.6 million related to the acquisition of additional owned-and-operated stations. In the six months ended June 30, 2009, we paid $11.0 million in earnouts related to our acquisitions of Costafilm and Sohomedia, and $1.1 million related to the acquisition of an additional owned-and-operated station.

        Cash used in financing activities mostly represents repayments of the outstanding principal of Credit Facility Agreement in the amount of $33.8 million. See—"Credit Facility Agreement".

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as June 30, 2009:

	Payments Due by Period
	Total	Remainder of 2009	2010 through 2011	2012 through 2013	Thereafter
	(in thousands)
Acquisition of programming rights	$154,767	$68,790	$73,687	$12,290	$—
Debt obligations	58,464	29,286	29,178	—	—
Transmission and satellite fees	67,793	7,023	28,720	32,050
Leasehold obligations	8,615	2,244	2,763	1,413	2,195
Cable connections	5,015	5,015	—	—	—
Acquisition of format rights	2,459	2,459	—	—	—

Total(1)	$297,113	$114,817	$134,348	$45,753	$2,195

(1)
FIN No. 48 liabilities in the amount of $10,776 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). The standard establishes a framework for measuring fair value in US GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, Effective Date of FASB Statement No. 157. This FSP deferred the effective date of SFAS No. 157, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of SFAS No. 157 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009. In April 2009, the FASB issued FSP FAS 157-4, which provides guidance on (1) estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The application of FSP FAS 157-4 did not have a significant impact on the Company's financial statements for the three and six months ended June 30, 2009.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R significantly changes accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and

(3) expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. After the adoption of SFAS No. 141R, the reversal of tax contingencies related to acquisitions will be recorded in its statement of income and not as an adjustment to goodwill. In April 2009, the FASB issued FSP FAS 141R-1 that amends guidance in SFAS No. 141R and establishes a model similar to the one entities used under SFAS No. 141 to account for preacquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5 and FIN No. 14 to determine whether the contingency should be recognized as of the acquisition date or after it. In June 2009, the SEC issued Staff Accounting Bulletin on Business Combinations and Consolidations ("SAB No.112"), which amends or rescinds portions of the SEC interpretive guidance to conform it with SFAS No. 141R. The adoption of SFAS No. 141R, FSP FAS 141R-1 and SAB 112 did not have a significant impact on our financial statements for the three and six months ended June 30, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement became effective for us on January 1, 2009. From the date of adoption we are required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this statement requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are to be applied prospectively. We have adopted SFAS No. 160 starting from January 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a significant impact on our financial statements for the three and six months ended June 30, 2009.

        In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which aims to improve consistency between the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under FAS 141R, especially where the underlying arrangement includes renewal or extension terms. The FSP is effective prospectively for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of this statement did not have a significant impact on our financial statements for the three and six months ended June 30, 2009.

        In December 2008, the FASB issued Emerging Issues Task Force ("EITF") No. 07-1, Accounting for Collaborative Arrangements ("EITF No. 07-1"), that requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to)

other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. EITF No. 07-1 also requires significant disclosures related to collaborative arrangements. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF No. 07-1 should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this statement did not have a significant impact on our financial statements for the three and six months ended June 30, 2009.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this statement did not have a significant impact on our financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation ("FIN") No. 46R, which amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments will significantly affect the overall consolidation analysis under FIN No. 46R. Accordingly, an enterprise will need to reconsider its previous FIN No. 46R conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 (calendar-year-end companies must adopt the standard as of January 1, 2010). Early adoption is prohibited. We are evaluating the impact that the adoption of this statement will have on our financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2009, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $18.5 million and $8.3 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar continues to depreciate, our revenues and our operating results, both as reported in US dollars, will be materially adversely affected".

        Moreover, payments under the Credit Facility Agreement are denominated in US dollars. As of June 30, 2009, outstanding principal and accrued interest under the Credit Facility Agreement was $56.6 million. In order to reduce our foreign exchange risk related to a portion of our payments due under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008 with an aggregate notional amount of $66 million that obligates us to buy US dollars at ruble/US dollar exchange rates ranging from RUR 26.49/$1.00 to RUR 28.84/$1.00 on specified dates. This forward contract matures on June 15, 2010. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". We do not use hedging arrangements for trading or speculative purposes.

  Interest rate risk

        We are exposed to interest rate risk because the principal amount outstanding under the Credit Facility Agreement, $56.5 million at June 30, 2009, bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The Credit Facility Agreement provides, however, that, if at the time of fixing the interest rate for a subsequent interest period the LIBOR rate, as determined by the British Bankers Association, is not available or if lenders whose participations exceed 35% of the outstanding loan under the Credit Facility Agreement notify us that the cost to them of obtaining matching deposits in the London interbank market would be in excess of LIBOR, each lender is entitled to set an interest rate which expresses the cost to that lender of funding its participation in the loan from whatever source it may reasonably select. The current global credit crisis could lead to a significant tightening of interbank markets and increases in interest rates which in turn could lead to an increase in our interest expense. We do not believe that a hypothetical 1% increase in LIBOR would have a material impact on our results of operations, in part because we are obligated to repay $28.3 million of the principal outstanding under the Credit Facility Agreement in December 2009, which will lower the principal amount of the loan and, hence, the interest accruing thereon.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. Though the ruble appreciated during the three months ended June 30, 2009, for the six-month period ended June 30, 2009, the ruble depreciated approximately 6.1% against the US dollar. This depreciation had a material negative impact on our reported results of operations for this period.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, as of June 30, 2009 we had $56.6 million in outstanding principal and accrued interest under the Credit Facility Agreement. The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to approximately one-half of the currently outstanding principal amount of this term loan. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining principal amount. In addition, under the terms of the Credit Facility Agreement, as amended, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $400 million in stockholders' equity. If the value of the ruble significantly depreciates, we may fail to comply with this minimum stockholder equity covenant, which could lead to acceleration of our debt obligations under the Credit Facility Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

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

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, increasing from $2,330 million in 2005, to $3,160 million in 2006, to $4,397 million in 2007 and further to $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a forecasted decline in gross domestic product in 2009. As a result of the current economic instability total television advertising spending in Russia was adversely affected which, in turn, adversely affected our operating results for the first six months of 2009. The continuing global credit crisis and the related turmoil in the global financial system may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in the first six months of 2009 was negatively impacted and advertising spending for the reminder of 2009 could continue to be adversely affected. Moreover, during the six months ended June 30, 2009, the Kazakh tenge depreciated approximately 19.7% against the US dollar. A reduction in advertising spending in Kazakhstan and further devaluation of the tenge will negatively impact our operating results.

A reduction in our audience share and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience share and ratings. If our audience share or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a material decrease in our advertising revenues. In particular, from time to time we air one or two "hit" series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that "hit" series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to deteriorate or if it were to fail to sell advertising on our behalf effectively.

        National television advertising in Russia and other CIS countries is generally not placed directly with broadcasters. In Russia, Video International, a sales house, controls the placement of a large portion of national television advertising. Video International currently also places local advertising for local television stations. Video International has served as our exclusive sales house for the placement of national advertising on the CTC Network since 1999 and on the Domashny Network since its launch in March 2005. In January 2006, Video International began acting as the exclusive sales house for the placement of local television advertising for substantially all of the stations in our Television Station Groups. Video International also acts as the exclusive sales house for the placement of advertising on the DTV Network in Russia and Channel 31 in Kazakhstan, both of which we acquired in 2008.

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2007, approximately 96% in 2008 and approximately 93% in the first half of 2009. The length of our agreements with Video International vary, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. In Kazakhstan, we have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010.

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

        Early termination of our agreements with Video International, their inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales for our networks and our owned-and-operated stations and any other disruption in our relationship with Video International would likely have a material adverse effect on our business, financial condition and results of operations.

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

        In 2008, we recorded a noncash impairment loss that had a net effect on our net income of $153.7 million. This loss related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova. As a result of a continuation or worsening of the current economic instability or for other reasons, we may determine that these acquired assets are further impaired or we may determine that other assets that we hold are impaired, which would require us to record additional impairment losses that would adversely impact our net income. In addition, under the terms of the Credit Facility Agreement, as amended, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $400 million in stockholders' equity. If we were required to record an additional impairment loss, we may fail to comply with this minimum stockholder equity covenant, which could lead to acceleration of our debt obligations under the Credit Facility Agreement. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses.

        Our largest Russian operating subsidiary, CTC Network, has significant accumulated earnings that have not been distributed to our US parent company. If we are unable to deploy these accumulated earnings in Russia by acquiring suitable businesses or reinvesting in that subsidiary's current operations, US generally accepted accounting principles require us to record a charge to our earnings representing the taxes that we would be required to pay if this subsidiary were to dividend these accumulated earnings to our US parent company, even if such dividends were not actually declared and paid. We do not currently record provisions for taxes on the undistributed earnings of this subsidiary, as we currently expect to use these funds for future acquisitions of Russian businesses and reinvestment in the subsidiary's current operations. However, a significant portion of these accumulated earnings might become available for distribution to our US parent company if we are unable to execute this subsidiary's acquisition plans.

        As of June 30, 2009, if this Russian subsidiary were to make 50% of its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $3 million. If this Russian subsidiary were to make all its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $6 million. The actual amount of the charge, if any, depends on the extent to which we are able to reinvest these accumulated earnings in Russia and several other factors, such as the extent to which we can utilize foreign tax credits to offset the resulting tax liability.

A change in the method of measuring television audiences could reduce our audience share and ratings.

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. Effective January 1, 2009, the audience measurement system in Russia has been modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that the modification in the audience measurement system decreases CTC's target audience share by up to 0.7 percentage points, which negatively effects CTC's advertising revenues.

        Starting from July 2009, TNS Gallup Media, which measures television audience size in Russia, will weight the panel of the 65 measured cities based on broadcasters' technical penetration in a larger group of 134 cities. Following this change, our audience share could be negatively affected if we were to lose an affiliate in one of those additional 69 cities, or if our technical penetration in those additional cities would be lower than our average technical penetration.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or any further changes in the measurement systems will not result in a decrease in our audience share and therefore a material decrease in our advertising revenues.

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

        The Ownership Law contains a "grandfathering" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another network. Such approval process is likely to be time-consuming and may in any event ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        In addition to the Ownership Law discussed above, the law "On Mass Media" (the "Mass Media Law") also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in the CTC Network and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny and the DTV Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program" for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

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

We completed several significant acquisitions in 2008 and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including the acquisition of our third national Russian network, DTV; the acquisition of a majority economic interest in the Kazakh network Channel 31; the acquisition of a majority economic interest in a broadcasting group in Moldova; and the acquisition of two Russian production companies, Costafilm and Soho Media. While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses poses significant risks to our existing operations, including:

  •
  additional and significant demands placed on our senior management, who are also responsible for managing our existing operations;

  •
  increased overall operating complexity of our business, requiring greater personnel and other resources;

  •
  difficulties of expanding beyond our core expertise;

  •
  significant initial cash expenditures to acquire and integrate new businesses;

  •
  contingent liabilities associated with acquired businesses; and

  •
  incurrence of debt to finance acquisitions and high debt service costs related thereto.

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

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. This current limitation on advertising is the result of legislation introduced in early 2006 that provided for a staged reduction in the amount of advertising permitted to be aired by Russian broadcasters, with the second and final staged reduction becoming effective January 1, 2008. From time to time, there are discussions in the Russian government regarding imposing additional restrictions on television advertising, such as limiting the types of products that may be advertised, limiting number of advertising breaks allowed in certain programs or requiring channels to devote more broadcast time to public service announcements. If legislation were introduced to further limit our ability to broadcast paid advertising, we cannot guarantee that increases in advertising prices, if any, or any other steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

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

        Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a limited supply of Russian- produced programming and strong competition among the Russian networks and channels for such programming, as well as for popular foreign programming.

        If we are unable to produce or secure a steady supply of high-quality programming, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our audience share could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we license, commission or produce does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, or we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that includes a requirement to broadcast at least 50% of the programming in Kazakh language during every six-hour slot. Channel 31 has not always been in full compliance with all requirements. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. At any given time, several of our owned-and-operated stations and many of our independent affiliates are operating pursuant to broadcasting licenses that have expired and/or are in the process of being renewed, modified or extended. The inability to renew an existing broadcast license, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2008, Channel One had an average audience share of 20.9%, while Rossiya's was 17.3% and NTV's was 13.3%. During the first six months of 2009, Channel One had an average audience share of 19.4%, while Rossiya's was 17.6% and NTV's was 13.5%. CTC's average audience share during 2008 and first six months of 2009 were 9.0% and 8.8%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2009 we had contractual commitments for the acquisition of approximately $68.8 million in programming rights through 2009, $73.7 million in 2010-2011 and $12.3 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

  •
  the relative inexperience of judges and courts in interpreting relatively new commercial legislation;

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

        OAO Teleexpress, OOO Modern Russia Group and certain other of our regional subsidiaries have had, and continue to have, negative equity as reported in their respective Russian statutory financial statements. None of these companies has applied for voluntary liquidation. We are currently considering the steps that can be taken to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

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

        Our stock price has recently experienced significant volatility and is likely to be volatile in the future. The stock market in general and, in particular, the market for companies whose operations are in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced in recent periods due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of August 4, 2009, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of August 4, 2009, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of over 65% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: August 6, 2009

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: August 6, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002