Form 10-Q
period 2009-09-30
CTC Media, Inc.
filed 2009-11-05
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

         As of November 3, 2009, there were outstanding 152,155,213 shares of the registrant's common stock, $0.01 par value per share.

CTC MEDIA, INC.

INDEX

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The factors described in the "Risk Factors" section of this quarterly report on Form 10-Q, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward- looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2008	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,055	$112,611
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2008—$1,355; September 30, 2009—$1,141)	33,670	31,728
Taxes reclaimable	8,171	10,971
Prepayments	29,005	29,183
Programming rights, net	71,976	74,872
Deferred tax assets	14,166	17,255
Other current assets	7,720	5,392

TOTAL CURRENT ASSETS	262,763	282,012

RESTRICTED CASH	210	89
PROPERTY AND EQUIPMENT, net	22,722	20,666
INTANGIBLE ASSETS, net:
Broadcasting Licenses	166,173	161,823
Cable Network Connection	25,205	28,863
Trade names	17,587	17,172
Network affiliation agreements	9,214	7,365
Other intangible assets	1,244	1,085

Net intangible assets	219,423	216,308
GOODWILL	223,027	216,181
PROGRAMMING RIGHTS, net	48,031	67,497
SUBLICENSING RIGHTS, net	1,221	625
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,311	4,949
PREPAYMENTS	6,238	3,282
DEFERRED TAX ASSET	15,154	18,763
OTHER NON-CURRENT ASSETS	2,729	8,344

TOTAL ASSETS	$806,829	$838,716

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	41,025	56,485
Accrued liabilities	41,573	29,578
Taxes payable	30,154	13,880
Short-term loans and interest accrued	62,165	56,546
Deferred revenue	14,683	5,869
Deferred tax liability	2,778	2,916

TOTAL CURRENT LIABILITIES	192,378	165,274

LONG-TERM LOANS	28,438	186
DEFERRED TAX LIABILITY	38,943	36,024
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2008 and September 30, 2009—152,155,213)	1,522	1,522
Additional paid-in capital	365,362	376,975
Retained earnings	232,321	311,823
Accumulated other comprehensive loss	(54,615)	(53,079)
Non-controlling interest	2,481	(9)

TOTAL STOCKHOLDERS' EQUITY	547,070	637,232

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,829	$838,716

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
REVENUES:
Advertising	$139,469	$103,625	$440,245	$311,386
Sublicensing and own production revenue	3,149	3,022	10,601	12,914
Other revenue	689	288	1,977	1,307

Total operating revenues	143,307	106,935	452,823	325,607

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization of $3,147 and $2,453 for the three months and $7,179 and $6,524 for the nine months ended September 30, 2008 and 2009 respectively; and inclusive of stock-based compensation of $213 and $151 for the three months and $639 and $452 for the nine months ended September 30, 2008 and 2009, respectively)	(10,312)	(7,866)	(27,308)	(22,848)
Selling, general and administrative (exclusive of depreciation and amortization of $799 and $406 for the three months and $2,375 and $1,596 for the nine months ended September 30, 2008 and 2009, respectively; inclusive of stock-based compensation of $4,959 and $3,228 for the three months and $11,249 and $11,158 for the nine months ended September 30, 2008 and 2009, respectively)	(28,492)	(17,686)	(70,463)	(52,936)
Amortization of programming rights	(48,007)	(42,580)	(164,229)	(120,878)
Amortization of sublicensing rights and own production cost	(1,466)	(602)	(7,117)	(5,071)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(3,945)	(2,858)	(9,554)	(8,119)

Total operating expenses	(92,222)	(71,592)	(278,671)	(209,852)

OPERATING INCOME	51,085	35,343	174,152	115,755
FOREIGN CURRENCY GAINS (LOSSES)	(13,978)	274	(11,772)	(4,462)
INTEREST INCOME	288	725	5,255	2,494
INTEREST EXPENSE	(4,249)	(1,290)	(6,508)	(5,704)
OTHER NON-OPERATING INCOME (LOSSES), net	719	123	620	(5)
EQUITY IN INCOME OF INVESTEE COMPANIES	319	74	1,064	309

Income before income tax	34,184	35,249	162,811	108,387

INCOME TAX EXPENSE	(12,322)	(9,138)	(48,552)	(28,615)

CONSOLIDATED NET INCOME	$21,862	$26,111	$114,259	$79,772

LESS: LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(893)	$(256)	$(2,761)	$(270)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$20,969	$25,855	$111,498	$79,502

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.14	$0.17	$0.73	$0.52

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.13	$0.16	$0.70	$0.51

Weighted average common shares outstanding—basic	152,155,213	152,155,213	152,143,653	152,155,213

Weighted average common shares outstanding—diluted	158,212,439	157,770,126	158,945,038	157,361,626

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$114,259	$79,772
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(12,504)	(2,958)
Depreciation and amortization	9,554	8,120
Amortization of programming rights	164,229	120,878
Amortization of sublicensing rights and own production cost	7,117	5,071
Stock based compensation expense	11,889	11,610
Equity in income of unconsolidated investees	(1,064)	(309)
Foreign currency losses	11,772	4,462
Changes in operating assets and liabilities:
Trade accounts receivable	(16,357)	1,320
Prepayments	(419)	151
Other assets	(125)	3,352
Accounts payable and accrued liabilities	7,336	4,169
Deferred revenue	(1,568)	(6,021)
Other liabilities	4,839	(13,713)
Dividends received from equity investees	1,335	522
Acquisition of programming and sublicensing rights	(206,234)	(140,715)

Net cash provided by operating activities	94,059	75,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(8,768)	(10,653)
Acquisitions of businesses, net of cash acquired	(402,336)	(12,145)
Other	(431)	(1,097)

Net cash used in investing activities	(411,535)	(23,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,811	—
Proceeds from loans	135,000	—
Repayments of loans	(76,443)	(33,750)
(Increase) Decrease in restricted cash	(50)	121
Dividends paid to minority interest	(4,855)	(2,832)

Net cash provided by (used in) financing activities	55,463	(36,461)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,226	(799)
Net (decrease) increase in cash and cash equivalents	(252,787)	14,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	307,073	98,055

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,286	$112,611

The accompanying notes are an integral part of these financial statements

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and the second quarter of 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its television entertainment network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. The Company acquired an interest in Channel 31, a Kazakh television broadcaster, in February 2008 and an interest in a broadcasting group, consisting of two companies, in Moldova in October 2008. In conjunction with these acquisitions, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, in April 2008, the Company acquired two production companies—Costafilm and Soho Media—adding another business segment: Production Group.

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 2, 2009 and Form 10-K/A filed with the SEC on March 27, 2009. The Company's significant accounting policies and estimates have not changed since December 31, 2008, except for a change in estimates related to amortization of certain types of the Company's programming as discussed below.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

        The condensed consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Programming rights amortization policy

        In accordance with the Company's policy, management reviews the amortization rates for each type of programming on an ongoing basis. The evaluation is based on an analysis of expected revenues. For Russian-produced series with twenty or more episodes, the Company's policy prior to the second quarter of 2008 was to amortize 60% after the first run, 30% after the second run and 10% after the third run when the license provided for three or more runs. Starting from the second quarter of 2008, following a change in its programming schedule in which the Company lowered the expected number of runs for certain series, the Company changed the amortization rates for such programming rights in order to reflect expected future revenue generation patterns. Following the change in its programming schedule, series with twenty or more episodes are amortized 75% after the first run and 25% after the second run. This change is most relevant to the CTC Network. This change did not have a material impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        In addition, the Company changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. For sketchcoms, the Company's policy was to amortize 45% after the first run, 35% after the second run and 20% after the third run. Starting from the first quarter of 2009, sketchcoms are amortized on a straight-line basis over the period they are expected to be shown but not exceeding two years. Following a determination to air additional runs of a successful sitcom produced by the Company, the useful life of this sitcom has been extended to five runs and the remaining programming rights will be amortized over these remaining runs to reflect the change in estimated revenue patterns. Had the Company continued in 2009 with its prior

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

amortization rates discussed above, net income attributable to CTC Media, Inc. stockholders and net income attributable to CTC Media, Inc. stockholders per common share would have been as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Net income attributable to CTC Media, Inc. stockholders as reported	25,855	79,502

Add: Programming rights amortization as reported	42,580	120,878
Deduct: Programming rights amortization based on prior policy	(42,958)	(124,045)
Income tax effect at 20%	76	633

Pro forma net income attributable to CTC Media, Inc. stockholders	25,553	76,968

Pro forma net income attributable to CTC Media, Inc. stockholders per common share:
Basic	0.17	0.51
Diluted	0.16	0.49

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Codification ("ASC") 105, Generally Accepted Accounting Principles (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105 established the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The new codification is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.

        Fair Value Measurements and Disclosures.    The Company's nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.

        In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The application of this guidance did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009.

        Business Combinations.    In December 2007, FASB issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009. After the adoption, the reversal of tax contingencies related to acquisitions will be recorded in the statement of income and not as an adjustment to goodwill.

        In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        Noncontrolling Interests.    In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance became effective for the Company on January 1, 2009. From the date of adoption the Company is required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this guidance requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance are to be applied prospectively. The Company has adopted the guidance starting from January 1, 2009.

        Derivatives and Hedging.    In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        Intangible Assets.    In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        Collaborative Arrangements.    In December 2008, the FASB issued guidance, that requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. The guidance also requires significant disclosures related to collaborative arrangements. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a significant impact on the Company's financial statements for the three and nine months ended September 30, 2009.

        Subsequent Events.    In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

        Consolidation of variable interest entities.    In June 2009, the FASB issued guidance that amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments will significantly affect the overall consolidation analysis under the existing guidance. Accordingly, an enterprise will need to reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is evaluating the impact that the adoption of this guidance will have on the Company's financial statements.

3.     NET INCOME PER SHARE

        Basic net income attributable to CTC Media, Inc. stockholders per share for the three and nine months ended September 30, 2008 and 2009 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 2,757,924 and 7,782,715 for the three months ended September 30, 2008 and 2009, and 2,616,241 and 7,782,715, for the nine months ended September 30, 2008 and 2009.

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net income attributable to CTC Media, Inc. stockholders	$20,969	$25,855	$111,498	$79,502

Weighted average common shares outstanding—basic
Common stock	152,155,213	152,155,213	152,143,653	152,155,213
Dilutive effect of:
Common stock options	6,057,226	5,614,913	6,801,385	5,206,413

Weighted average common shares outstanding—diluted	158,212,439	157,770,126	158,945,038	157,361,626
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.14	$0.17	$0.73	$0.52
Diluted	$0.13	$0.16	$0.70	$0.51

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2008 and 2009 was net income attributable to CTC Media, Inc. stockholders.

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2008 and September 30, 2009 comprise the following:

	December 31, 2008	September 30, 2009
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$25,994	$47,254
Accumulated amortization	(23,973)	(38,150)

Released, net book value	2,021	9,104

Completed and not released	8,564	7,013
In production	7,281	5,656

Total	17,866	21,773

Acquired rights:
Historical cost	325,361	358,924
Accumulated amortization	(223,220)	(238,328)

Net book value	102,141	120,596

Total programming rights	$120,007	$142,369

Current portion	$71,976	$74,872

Non-current portion	$48,031	$67,497

        The Company expects to amortize approximately $9,308 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months ending September 30, 2010. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2009.

        The Company recognized impairment charges on programming rights of $2,514 and $2,869 during the three months ended September 30, 2008 and 2009, respectively, and $11,707 and $5,367 during the nine months ended September 30, 2008 and 2009, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

        Starting from January 1, 2009, the Company changed the amortization rates for certain programming rights in order to reflect expected future revenue generation patterns (Note 2). The pretax effect from the change in amortization policy amounted to a decrease in amortization expense of $378 and $3,167, during the three and nine months ended September 30, 2009, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2008 and September 30, 2009 comprise the following:

	December 31, 2008		September 30, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$166,173	$—	$161,823	$—
Trade names	17,587	—	17,172	—
Cable network connections	28,831	(3,626)	35,074	(6,211)
Network affiliation agreements	21,147	(11,933)	20,883	(13,518)
Other intangible assets	2,498	(1,254)	2,881	(1,796)

TOTAL	$236,236	$(16,813)	$237,833	$(21,525)

        Amortization expense was $2,062 and $1,709 for the three months ended September 30, 2008 and 2009, respectively. Amortization expense was $4,128 and $4,609 for the nine months ended September 30, 2008 and 2009, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2008 and September 30, 2009 comprises the following:

	Balance December 31, 2008	Revision of purchase price allocation	Foreign currency translation adjustment	Balance September 30, 2009
CTC Network	$35,794	$—	$(847)	$34,947
Domashny Network	17,637	—	(417)	17,220
DTV Network	142,037	327	(5,236)	137,128
CTC Television Station Group	2,167	—	(51)	2,116
Domashny Television Station Group	10,143	—	(239)	9,904
CIS Group	122	—	(25)	97
Production Group	15,127	—	(358)	14,769

Total	$223,027	$327	$(7,173)	$216,181

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2008 and September 30, 2009 comprises the following:

	Currency	Annual interest rate (actual as of September 30, 2009)	December 31, 2008	September 30, 2009
Syndicated Loan:
principal amount	USD	LIBOR+3% (3.29%)	$90,250	$56,500
interest accrued	USD		122	46
Other loans			231	186

Total			$90,603	$56,732

Less: current portion			$(62,165)	$(56,546)

Non-current portion			$28,438	$186

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

        The Company's obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to the Company's loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in the Company's results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of the outstanding share capital of the Company or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of the outstanding share capital of the Company. The Credit Facility Agreement contains negative covenants applicable to the Company, including financial covenants requiring the Company to comply with a maximum net debt to OIBDA (as defined in the Credit

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Facility Agreement) ratio, a minimum OIBDA to interest ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. In April 2009, the Company entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500,000 to $400,000. In connection with this amendment, the Company has paid an amendment fee of $903. Management believes the Company is in compliance with these covenants as of September 30, 2009.

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2008 and 2009:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2007	$615,074	$611,892	$3,182
Net Income	114,259	111,498	2,761
Other comprehensive (loss) income	(12,793)	(13,321)	528

Comprehensive income	$101,466	$98,177	$3,289

Additional paid-in capital	12,416	12,416	—
Acquisitions of noncontrolling interest	43,578	—	43,578
Dividends declared to noncontrolling stockholders	(5,016)	—	(5,016)

Stockholders' equity, September 30, 2008	$767,520	$722,486	$45,034

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income	79,772	79,502	270
Other comprehensive income	1,644	1,536	108

Comprehensive income	$81,416	$81,037	$378

Additional paid-in capital	11,613	11,613	—
Dividends declared to noncontrolling stockholders	(2,867)	—	(2,867)

Stockholders' equity, September 30, 2009	$637,232	$637,240	$(9)

        Other comprehensive income (loss) consists entirely of currency translation adjustments for the nine months ended September 30, 2008 and 2009.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Stock-Based Compensation

        The following table summarizes common stock options and stock appreciation rights ("SAR") activity for the Company during the nine months ended September 30, 2009:

	Common stock options		SAR
	Quantity	Weighted average exercise price	Quantity	Weighted average exercise price
Outstanding as of December 31, 2008	6,619,978	$19.22	6,217,600	$1.64
Granted	1,521,241	5.49
Modified	(3,042,482)	13.78	—	—
	3,042,482	13.60	—	—
Exercised	—	—	—	—
Forfeited	(73,741)	24.39	—	—
Expired	(49,392)	21.41	—	—

Outstanding as of September 30, 2009	8,018,086	$16.49	6,217,600	$1.64

        The following table summarizes information about nonvested common stock options:

	Common stock options
	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2008	3,066,818	$10.48
Granted	1,521,241	2.95
Modified
	(3,042,482)	6.76
	3,042,482	8.41
Vested	(1,342,932)	9.04
Forfeited	(73,741)	12.09

Nonvested as of September 30, 2009	3,171,386	$9.03

        The Company recognized stock-based compensation expense of $5,172 and $3,379 for the three months ended September 30, 2008 and 2009, respectively, and $11,888 and $11,610 for the nine months ended September 30, 2008 and 2009, respectively. As of September 30, 2009, the total compensation cost related to unvested awards not yet recognized is $25,373, to be recognized over a weighted average period of 3.59 years.

CEO Stock Options

        In 2008, Anton Kudryashov joined the Company in the role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Options"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche was granted on August 4, 2008, and represents options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option"). Under the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

original terms, one third of these options would vest on the first anniversary of the employment start date and the remaining options would vest in equal installments at the end of each of the immediately following eight quarters. The exercise price for shares underlying the Time-Based Option was $22.07 per share at the date of original grant.

        The second and third tranches under the CEO Stock Options were granted on January 2, 2009, and represent options to purchase up to 760,621 shares and 760,620 shares of the Company's common stock for each of the second tranche (the "Revenue Objective Option") and the third tranche (the "Cost Objective Option"), respectively, and vest depending on the Company's achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying both the Revenue Objective Option and the Cost Objective Option were originally $5.49 per share, which was the closing sales price per share of the Company's common stock on January 2, 2009.

        The fair value of the second and third tranche awards was estimated on January 2, 2009 using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair value of the second and third tranches:

1,521,241 options at $5.49
Risk free interest rate	1.9%–2.1%
Expected option life (years)	5.5–7.0
Expected dividend yield	—
Volatility factor	55%

        On July 30, 2009, the Company's Board of Directors approved an amendment to the exercise price in respect of all shares under all three tranches of CEO Stock Options. Pursuant to the amendment, the exercise price for all shares under CEO Stock Options is equal to $13.60 per share, which was the official closing price per share of the common stock on August 11, 2009, the first full trading day after the end of the Company's quarterly black-out period. The amendment of the exercise price of the CEO Stock Option is subject to, and contingent upon, the approval of such amendment by the Company's stockholders at the next annual meeting of stockholders, in 2010. MTG Russia AB and Alfa CTC Holdings Limited, which together hold a majority of the Company's capital stock, have indicated that they intend to approve the amendment at the 2010 annual meeting of stockholders. In conjunction with the amendment of the applicable exercise prices, the agreement was further amended to provide that the option shares under the Time-Based Option would be subject to vesting over four years, rather than three years as originally provided. Accordingly, one third of the shares under the time-based tranche vested on August 4, 2009, as provided under the original agreement, and the remaining two thirds of such shares will vest ratably on a quarterly basis through June 30, 2012, subject to Mr. Kudryashov's continued employment with the Company.

        In addition, on August 24, 2009, the Company's Board of Directors approved an amendment related to certain performance criteria of the Cost Objective Option.

        The total incremental compensation cost that resulted from the above modifications amounted to $4,151. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The fair values of the awards are estimated on the modification dates using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair values of the options:

	July 30 modification
	1,521,241 options at $22.07 original exercise price		1,521,241 options at $5.49 original exercise price
	Pre-modification	Post-modification	Pre-modification	Post-modification
Risk free interest rate	3.3%	2.7%	2.7%–3.3%	2.7%–3.3%
Expected option life (years)	7.3	5.1	5.4–6.3	5.4–6.3
Expected dividend yield	—	—	—	—
Volatility factor	64%	64%	64%	64%

August 24 modification
760,620 options at $13.60 modified exercise price
	Pre-modification	Post-modification
Risk free interest rate	2.5%–3.3%	2.5%–3.3%
Expected option life (years)	5.4–7.1	5.4–7.1
Expected dividend yield	—	—
Volatility factor	62%	62%

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

        Mr. Rodnyansky subsequently revoked and withdrew this proposed exercise notice, and on August 24, 2009 such revocation and withdrawal was accepted by the Company's Compensation Committee (on authority delegated by the Board). The stock appreciation right remains exercisable in accordance with its original terms, including, without limitation, with respect to exercise prices and the ability of the Company to elect to settle any future exercise in either stock or cash. As of September 30, 2009, and through the date of this filing, the Company intends to settle any exercise of the SAR by issuing common shares. Any future exercise of the stock appreciation right would be irrevocable.

9.     COMMITMENTS AND CONTINGENCIES

Russian and Kazakh Environment and Current Economic Situation

        Russia, like many other countries, has recently experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation and volatility of its currency, capital flight and a significant decline in gross domestic product. The continuing global credit crisis and the related turmoil in the global financial system have had and may

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent levels of international oil prices have adversely affected and may continue to adversely affect its economy.

        The Company's net income for the nine months ended September 30, 2009 was adversely impacted by the depreciation of the ruble against the US Dollar. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the last five months of 2008, the ruble depreciated approximately 20.3% against the US dollar, with an overall decrease during the full year 2008 of approximately 16.5%. The ruble further depreciated against the US dollar by 13.6% during the first quarter of 2009, before appreciating against the US dollar during the second and third quarters of 2009. The overall depreciation of the Russian ruble against the US dollar during the nine-month period ended September 30, 2009 amounted to approximately 2.4%. The average exchange rate of the ruble against the US dollar was 23% lower in the three months ended September 30, 2009 than in the corresponding period in 2008, and 26% lower in the nine months ended September 30, 2009 than in the corresponding period in 2008.

        Because the Company's reporting currency is the US dollar and the functional currency of Company's principal operating subsidiaries is the ruble, its reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, because substantially all of the Company's revenues are generated in rubles, the Company faces exchange-rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Moreover, the Credit Facility Agreement is denominated in US dollars with a balance (including accrued interest) of $56,546 as of September 30, 2009 (Note 7). If the ruble continues to depreciate against the US dollar, the Company's results of operations will continue to be negatively impacted.

        Like Russia, Kazakhstan has also been experiencing economic instability in recent periods. As a result, total television advertising spending during the first nine months of 2009 was negatively impacted and the Company expects advertising spending in 2009 to continue to be adversely affected. Moreover, during the nine months ended September 30, 2009, the Kazakh tenge depreciated approximately 20.0% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge will negatively impact the Company's operating results.

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

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign currency exchange forward contract to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 7). A summary of the amounts and ruble/US dollar exchange rates at which

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

the Company was and will be obligated to buy US dollars at specified dates in accordance with the forward contract is presented below:

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

        The tabular disclosure of fair value of the forward contract in the condensed consolidated balance sheet and the effect of the forward contract on the condensed consolidated statement of income is presented below:

	Balance sheet location	December 31, 2008	September 30, 2009
Fair value of foreign exchange contract		$2,425	$1,664

Current portion	Other current assets	2,129	1,664

Non-current portion	Other non-current assets	$296	—

	Location of gain (loss) recognized in the statement of income	Three months ended September 30, 2009	Nine months ended September 30, 2009
Gain (loss) under the foreign exchange contract	Foreign currency gain (loss)	$(1,148)	$1,262

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, a "sales house," Video International, controls the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. The length of these agreements varies, with the agreements relating to the Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to the CTC and Domashny Television Station Groups expiring at the end of December 2010, and the agreement relating to the CTC Network expiring at the end of December 2012. In August 2009, the Company amended agreements with Video International relating to Domashny and DTV Networks to extend the terms of such agreements until the end of December 2014. Each of the amended agreements will become effective on January 1, 2010, upon expiration of the existing agreements with Video International. In addition, the Company amended the terms of the existing agreement relating to CTC Network. The material terms and conditions of the agreement, such as the commission rate, guarantee of unpaid debt of advertising clients, duration and termination provisions, were unchanged by the amendment.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The current and amended CTC and Domashny agreements, as well as amended DTV Network agreement, are generally terminable upon 180 days' notice by either party. The existing DTV Network agreement, prior to the amendment, is terminable upon 90 days' notice by either party.

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising in Channel 31. The agreement expires at the end of December 2010. The Channel 31 agreement is terminable upon 180 days' notice by either party.

        A disruption in the relationship with Video International or early termination of the agreements with Video International could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes the likelihood of the agreements being terminated is remote.

        The Company's revenues sold through Video International accounted for 95% of total operating revenues of $143,307 and 96% of total operating revenues of $106,935 in the three months ended September 30, 2008 and 2009, respectively. The Company's revenues sold through Video International accounted for 95% of total operating revenues of $452,823 and $325,607 in each of the nine months ended September 30, 2008 and 2009, respectively.

        The Company's agreements with Video International require it to forward payments to the Company within three business days of its receipt of funds from advertisers. However, the Company does not have any direct input into the evaluation of the creditworthiness of potential new advertisers or direct control over the collection of advertising sales revenues, and Video International could act unilaterally should it choose to do so when setting advertising prices and allocating gross rating points (GRPs). While the Company bears the credit risk associated with any failure by an advertiser to make payment, under the terms of the Networks' agreements, Video International guarantees the payment of any unpaid debt of advertising clients to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of a network's gross advertising revenues for the year. Under the terms of the Television Station Group agreements, Video International guarantees any unpaid debt that has been outstanding for more than 90 days after the end of the month in which the related advertising was broadcast and exceeds, in aggregate, 0.05% of a station's advertising sales for such month. This guarantee is not applicable in the event of a material downturn in the Russian economy, defined as a default on, or a significant delay in payment of sovereign debt by the Russian government, a downgrade in Russia's sovereign credit rating by Standard & Poor's to D or below or the foreign exchange market for the trading of rubles into US dollars or Euros ceasing to operate for longer than 90 consecutive calendar days. The current economic instability in Russia may affect the creditworthiness of advertisers. If Video International were to sell to non-creditworthy customers and fail or not be obligated to honor its guarantee, or fail to successfully collect advertising sales revenues or act unilaterally when setting advertising prices or allocating GRPs, the Company's inability to directly control the process and limited provisions for recourse could have a material adverse effect on the Company's business, financial condition and results of operations.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill that have indefinite lives and represent a significant portion of the Company's total assets.

        As of December 31, 2008, the Company had recorded a noncash impairment loss that had a net effect on its net income of $153,679. This loss related to intangible assets and goodwill that the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Purchase commitments

        The Company has future purchase commitments of $238,335 as of September 30, 2009. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, leasehold obligations and cable connections obligations.

        On September 30, 2009, the Company signed a term sheet to acquire a group of stations for approximately $12.0 million (at the exchange rate as of September 30, 2009).

Income Taxes

        As of December 31, 2008 and September 30, 2009, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $11,268 and $11,029, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the CIS Group, DTV Group and several regional stations of $10,517 and $8,329 respectively. All of the unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,784 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $95 of the total $1,784 potential increase could occur within twelve months from September 30, 2009. This $95 represents certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax.

        The tax years ended December 31, 2006, 2007 and 2008 and the nine months ended September 30, 2009 remain subject to examination by the Russian tax authorities. The tax years ended December 31, 1994 through December 31, 2008 and the nine months ended September 30, 2009 remain subject to examination by the US tax authorities. The tax years ended December 31, 2004 through 2008 and the nine months ended September 30, 2009 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2008 and September 30, 2009. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2008 and September 30, 2009, the Company included accruals for contingencies related to non-income taxes totaling $10,420 and $9,387, respectively, including amounts relating to pre-acquisition operations of the CIS Group and DTV Group of $9,339 and $7,958, respectively.

        Additionally, the Company has identified possible contingencies related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2009, management estimates such contingencies related to non-income taxes to be up to $354.

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

        Certain Company's regional subsidiaries have had, and continue to have, negative equity as reported in their respective Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, that could have a material adverse effect on the Company's results of operations, financial position and operating plans.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Legal and Tax Proceedings

        In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceedings or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

10.   SEGMENT INFORMATION

	Three months ended September 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$89,372	$456	$44,610	$709,542	$(33)	$(243)	$(36,521)	$(2,026)
Domashny Network	13,305	2	3,136	41,657	(7)	(164)	(6,966)	—
DTV Network	10,190	3	4,123	207,405	(407)	(622)	(3,185)	—
CTC Television Station Group	21,372	433	10,438	99,669	(742)	(559)	(1,282)	—
Domashny Television Station Group	3,783	290	784	62,154	(215)	(677)	(14)	—
DTV Television Station Group	1,531	170	(1,125)	243,606	(29)	(1,016)	—	—
CIS Group	3,608	—	(1,023)	159,903	(219)	(268)	(1,443)	—
Production Group	146	7,468	(410)	21,032	—	(6)	—	(6,383)
Business segment results	$143,307	$8,822	$60,533	$1,544,968	$(1,652)	$(3,555)	$(49,411)	$(8,409)

Eliminations and other	—	(8,822)	(9,448)	(433,153)	(333)	(390)	1,404	6,943
Consolidated results	$143,307	$—	$51,085	$1,111,815	$(1,985)	$(3,945)	$(48,007)	$(1,466)

	Three months ended September 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$68,409	$490	$29,867	$725,154	$(2,167)	$(95)	$(33,545)	$(862)
Domashny Network	10,521	20	1,844	44,165	(22)	(72)	(6,084)	—
DTV Network	9,435	—	3,014	175,765	(137)	(708)	(3,739)	—
CTC Television Station Group	13,544	317	8,086	112,630	(453)	(515)	(73)	—
Domashny Television Station Group	1,703	360	(157)	51,650	(175)	(348)	(4)	—
DTV Television Station Group	794	49	(972)	95,164	(1,008)	(856)	—	—
CIS Group	2,413	—	(1,067)	20,820	(45)	(177)	(1)	—
Production Group	116	12,338	1,247	31,658	(41)	(40)	(1,409)	(10,184)
Business segment results	$106,935	$13,574	$41,862	$1,257,006	$(4,048)	$(2,811)	$(44,855)	$(11,046)

Eliminations and other	—	(13,574)	(6,519)	(418,290)	(60)	(47)	2,275	10,444
Consolidated results	$106,935	$—	$35,343	$838,716	$(4,108)	$(2,858)	$(42,580)	$(602)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Nine months ended September 30, 2008
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$297,067	$4,081	$143,767	$709,542	$(881)	$(752)	$(128,655)	$(10,133)
Domashny Network	44,976	9	10,870	41,657	(84)	(509)	(24,356)	—
DTV Network	22,405	8	9,748	207,405	(407)	(897)	(7,266)	—
CTC Television Station Group	67,364	1,364	39,966	99,669	(4,689)	(1,590)	(4,309)	—
Domashny Television Station Group	11,348	815	820	62,154	(2,027)	(1,960)	(27)	—
DTV Television Station Group	3,335	223	(1,755)	243,606	(31)	(1,729)	(8)	—
CIS Group	5,980	—	(2,896)	159,903	(219)	(622)	(3,003)	—
Production Group	348	22,096	253	21,032	—	(44)	—	(18,939)
Business segment results	$452,823	$28,596	$200,773	$1,544,968	$(8,338)	$(8,103)	$(167,624)	$(29,072)

Eliminations and other	—	(28,596)	(26,621)	(433,153)	(430)	(1,451)	3,395	21,955
Consolidated results	$452,823	$—	$174,152	$1,111,815	$(8,768)	$(9,554)	$(164,229)	$(7,117)

	Nine months ended September 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$210,618	$2,175	$99,560	$725,154	$(6,108)	$(318)	$(93,798)	$(5,976)
Domashny Network	31,972	30	7,780	44,165	(33)	(258)	(17,032)	—
DTV Network	27,285	—	10,181	175,765	(869)	(1,922)	(9,412)	—
CTC Television Station Group	39,672	921	23,707	112,630	(1,314)	(1,384)	(1,576)	—
Domashny Television Station Group	5,660	970	286	51,650	(458)	(977)	(15)	—
DTV Television Station Group	2,582	116	(2,943)	95,164	(1008)	(2,390)	(15)	—
CIS Group	7,293	—	(2,784)	20,820	(279)	(608)	(4,194)	—
Production Group	525	32,506	2,838	31,658	(444)	(94)	(65)	(27,063)
Business segment results	$325,607	$36,718	$138,625	$1,257,006	$(10,513)	$(7,951)	$(126,107)	$(33,039)

Eliminations and other	—	(36,718)	(22,870)	(418,290)	(140)	(168)	5,229	27,968
Consolidated results	$325,607	$—	$115,755	$838,716	$(10,653)	$(8,119)	$(120,878)	$(5,071)

11.   SUBSEQUENT EVENTS

        On October 22, 2009, the Compensation Committee of the Board of Directors, under authority delegated by the Board of Directors, approved the grant of options to purchase up to 5,570,000 shares of common stock. The exercise price per share was $16.80 (which was the average of the closing prices on the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the grant date, as determined pursuant to the terms of the 2009 Stock Incentive Plan. Options to purchase up to an aggregate of 4,570,000 shares of common stock will vest over four years, with one half of each grant subject only to time-based vesting (with 25% of such tranche vesting on the first anniversary and the remainder vesting on a quarterly basis over the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

following three years), and one half of each grant subject to the achievement of performance objectives in each of 2010 through 2013. An option to purchase up to an aggregate of 1,000,000 shares was granted to one senior executive, with one third being vested as of the grant date and one third vesting on each of the second and third anniversaries of the grant date. The total expense related to the above stock option grants, assuming that all performance criteria will be met, will amount to approximately $59,147. This expense will be recorded over the vesting periods of the options. $4,864 of this amount will be expensed during the remainder of 2009.

        In addition, on October 22, 2009, the Compensation Committee of the Board of Directors, under authority delegated by the Board of Directors, approved the terms of the Company's 2009 Retention Bonus Program (the "Bonus Program"). Pursuant to the terms of the Bonus Program, the Company may grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. The total amount available for grant under the Bonus Program is up to $15,596. Each annual bonus is payable only if the participant remains employed by the group through and as of December 31 of the applicable year, and 1/6 of each year's bonus is contingent upon the achievement of each of three performance objectives set out in the participant's stock option granted on October 22, 2009. The total expense related to the Bonus Program, assuming that all performance criteria will be met, will amount to approximately $15,596. This expense will be recorded over the four-year period starting from beginning of 2010.

        The Company evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2008 and 2009. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on March 2, 2009, Form 10-K/A filed with the SEC on March 27, 2009 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 20 owned-and-operated stations and 23 repeater transmitters. The Domashny Station Group manages its 10 owned-and-operated stations and 19 repeater transmitters. The DTV Television Station Group manages its five owned-and-operated stations and 26 repeater transmitters. Our Television Station Groups provide technical penetration of 40.7% for the CTC Network (or 46.5% of its total penetration of 87.5%); technical penetration of 36.6% for the Domashny Network (or 51.5% of its total penetration of 71.0%); and technical penetration of 31.0% for the DTV Network (or 49.2% of its total penetration of 63.0%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks. Substantially all of our local advertising is currently placed through Video International.

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

  Production Group

  •
  Production Group.  Our Production Group comprises two Russian production companies—Costafilm and Soho Media. Costafilm specializes in producing sitcoms, series and sketchcoms for our networks. Soho Media specializes in entertainment TV shows. We acquired these two production companies in April 2008.

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

        Overall demand for television advertising in Russia had experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. In recent years, the Russian advertising market was one of the largest and fastest growing in Europe. Beginning in the second half of 2008, however, Russia, like many other countries, has experienced economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation and volatility of its currency, capital flight and a forecasted decline in gross domestic product in 2009. The continuing global credit crisis and the related turmoil in the global financial system has had and may continue to have a negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent levels of international oil prices have adversely affected and may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia was, and may continue to be, adversely affected.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by the currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the last five months of 2008, the ruble depreciated approximately 20.3% against the US dollar, with an overall decrease during full year 2008 of approximately 16.5%. The ruble further depreciated against the US dollar by 13.6% during the first quarter of 2009, before appreciating against the US dollar during the second and third quarters of 2009. The overall depreciation of the Russian ruble against the US dollar during the nine-month period ended September 30, 2009 amounted to approximately 2.4%. The average exchange rate of the ruble against the US dollar was 23% lower in the three months ended September 30, 2009 than in the corresponding period in 2008, and 26% lower in the nine months ended September 30, 2009 than in the corresponding period in 2008.

        In addition, during the nine months ended September 30, 2009, the Kazakh tenge depreciated approximately 20.0% against the US dollar. The depreciation of our local currencies had a material negative impact on our reported results of operations for this period. The depreciation of our local currencies against the US dollar will materially negatively affect our reported results of operations.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, Video International, a "sales house", controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed our national advertising on an exclusive basis. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in Russia in the three and nine months ended September 30, 2008 and 2009. In Kazakhstan we place all of our national advertising through Video International.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory. Because of the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be modest. Furthermore, our ability to sustain current prices will depend largely on the economic situation in Russia. In addition, because of the current economic instability, the sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of GRPs we have available to sell.

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

        In August 2009, we amended agreements with Video International relating to our Domashny and DTV Networks to extend the terms of such agreements until the end of December 2014. Each of the amended agreements will become effective on January 1, 2010, upon expiration of the existing agreements with Video International. In Kazakhstan, we have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010. In addition we amended the terms of the existing agreement relating to CTC Network. The material terms and conditions of the agreement, such as the commission rate, guarantee of unpaid debt of advertising clients, duration and termination provisions, were unchanged by the amendment.

        Under the terms of the agreements and amended agreements relating to our networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our Networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients of our networks to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of our network's gross advertising revenues for the year. These guarantees will not be applicable in the event of a material downturn in the Russian economy or the cessation of foreign currency trading in Russia for more than 90 days.

        The CTC and Domashny Networks' current and amended agreements, as well as the DTV Network amended agreement are terminable upon 180 days' notice by either party. As compensation for early termination, the terminating party under such agreements generally must pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the agreement is terminated upon six months' notice by either party as of January 1 of any year, no termination fee is payable. The existing DTV Network agreement, prior to the amendment, is terminable upon 90 days' notice by either party. As compensation for early termination, the terminating party under the DTV Network agreement must generally pay the other party an amount equal to the commission that was paid for the twelve-month period preceding the termination date.

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

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount paid on each of December 22, 2008 and June 22, 2009 and the remaining outstanding principal amount (as adjusted for any prepayments) being payable in two installments on December 22, 2009 and June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. As of December 31, 2008 and September 30, 2009 the amount outstanding under the Credit Facility and interest accrued thereon was $90.4 million and $56.5 million, respectively.

        Our obligations under the Credit Facility Agreement may be accelerated upon the occurrence of (i) an event of default under the Credit Facility Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to material indebtedness, defaults relating to our loss of broadcasting licenses, defaults related to material adverse changes in the economic or political situation in Russia or in our results of operations from those of 2007 and material litigation-related defaults, or (ii) certain change of control events, including Modern Times Group MTG AB and Alfa group ceasing to own, directly or indirectly, in the aggregate at least 50% plus one share of our outstanding share capital or Modern Times Group MTG AB ceasing to own, directly or indirectly, at least 25% plus one share of our outstanding share capital. Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates. In April 2009, we entered into an amendment to the Credit Facility Agreement pursuant to which the covenant with respect to minimum stockholders' equity was amended to reduce the minimum amount from $500 million to $400 million. In connection with this amendment, we paid an amendment fee of $0.9 million. We believe that as of September 30, 2009 we were in compliance with the covenants under the Credit Facility Agreement.

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

        The prevailing Russian ruble exchange rate to US dollar as of November 3, 2009 was 29.19 rubles for 1 US dollar.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 2, 2009. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in details in our Annual Report on Form 10-K. The changes in our critical accounting policies and estimates since filing our Annual Report on Form 10-K with the SEC on March 2, 2009 relate to a change in amortization rates for certain types of our programming, as well as changes in accounting for business combinations and in accounting of noncontrolling interests as result of adoption of new accounting standards (outlined below).

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

Accounting for business combinations

        On January 1, 2009, we adopted new guidance on business combinations. Under new guidance, we are required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The new guidance changes the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred and valuing noncontrolling interests at fair value at the acquisition date. In addition, after the adoption of new guidance, the reversal of tax contingencies related to our acquisitions are recorded on our statements of income and not as an adjustment to goodwill. See "—Recently issued accounting pronouncements".

Accounting for noncontrolling interests

        On January 1, 2009 we adopted newly issued guidance on noncontrolling interest, which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and changes the classification of noncontrolling interest in financial statements. See "—Recently Issued Accounting Pronouncements".

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
REVENUES:
Advertising	97.3%	96.9%	97.2%	95.6%
Sublicensing	2.2	2.8	2.3	4.0
Other revenue	0.5	0.3	0.5	0.4

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and inclusive of stock-based compensation)	(7.2)	(7.4)	(6.0)	(7.0)
Selling, general and administrative (exclusive of depreciation and amortization; inclusive of stock-based compensation)	(19.9)	(16.5)	(15.6)	(16.3)
Amortization of programming rights	(33.5)	(39.8)	(36.3)	(37.1)
Amortization of sublicensing rights	(1.0)	(0.6)	(1.6)	(1.6)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(2.8)	(2.6)	(2.1)	(2.4)

Total operating expenses	(64.4)	(66.9)	(61.6)	(64.4)

Operating income	35.6	33.1	38.5	35.6
Foreign currency gains (losses)	(9.8)	0.3	(2.6)	(1.4)
Interest income	0.2	0.7	1.2	0.8
Interest expense	(3.0)	(1.2)	(1.4)	(1.8)
Other non-operating income (losses), net	0.5	0.1	0.1	(0.0)
Equity in income of investee companies	0.2	0.1	0.2	0.1

Income before income tax	23.9	33.0	36.0	33.3

Income tax expense	(8.6)	(8.5)	(10.7)	(8.8)

Net income	15.3	24.4	25.2	24.5

Income (loss) attributable to noncontrolling interest	(0.6)	(0.2)	(0.6)	(0.1)

Net income attributable to controlling interest	14.6%	24.2%	24.6%	24.4%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies that comprise our Production Group: Costafilm and Soho Media. As a result, our operating results for the nine months ended September 30, 2008 include the operations of the Channel 31 Group for only seven months and include the operations of the DTV Group and the Production Group for only six months.

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2009

Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$89,828	$68,899	$301,148	$212,793
Change period-to-period	—	(23.3)%	—	(29.3)%
Domashny Network	13,307	10,541	44,985	32,002
Change period-to-period	—	(20.8)%	—	(28.9)%
DTV Network	10,193	9,435	22,413	27,285
Change period-to-period	—	(7.4)%	—	21.7%
CTC Television Station Group	21,805	13,861	68,728	40,594
Change period-to-period	—	(36.4)%	—	(40.9)%
Domashny Television Station Group	4,073	2,063	12,163	6,630
Change period-to-period	—	(49.3)%	—	(45.5)%
DTV Television Group	1,701	843	3,558	2,698
Change period-to-period	—	(50.4)%	—	(24.2)%
CIS Group	3,608	2,413	5,980	7,293
Change period-to-period	—	(33.1)%	—	22.0%
Production Group	7,614	12,454	22,445	33,030
Change period-to-period	—	63.6%	—	47.2%
Eliminations and other	(8,822)	(13,574)	(28,597)	(36,718)

Total	$143,307	$106,935	$452,823	$325,607

Change period-to-period	—	(25.4)%	—	(28.1)%

        Our total operating revenues decreased period-over-period by approximately 25.4% and 28.1%, respectively, when comparing the three- and nine-month periods under review. Our operating revenues, a significant majority of which comes from advertising, tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. Beginning in the second half of 2008, however, Russia, like many other countries, has experienced economic instability. The continuing global credit crisis, the related turmoil in the global financial system and recent levels of international oil prices have had and may continue to have a negative impact on the Russian economy. In addition, the Kazakh economy continues to experience instability. As a result of the current global economic instability and the deterioration in the Russian and Kazakh economies, we believe total television advertising spending in these countries was and may continue to be adversely affected. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further."

        A significant majority of our advertising revenue is denominated in Russian rubles. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues were materially adversely impacted. Though the ruble started appreciating against the US dollar during the second and the third quarters of 2009, for the nine-month period ended September 30, 2009, the depreciation of the Russian ruble against the US dollar amounted to approximately 2.4%. A continuing depreciation of the Russian ruble will continue to have a material negative effect on our reported revenues. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble against the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected".

        The decrease in our total operating revenues when comparing the nine-month periods under review was partially offset by acquisitions made in 2008, primarily of the DTV Group, acquired in the second quarter of 2008.

  Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$86,260	$65,402	$286,530	$197,295
Change period-to-period	—	(24.2)%	—	(31.1)%
Domashny Network	13,294	10,504	44,942	31,954
Change period-to-period	—	(21.0)%	—	(28.9)%
DTV Network	10,145	9,433	22,360	27,283
Change period-to-period	—	(7.0)%	—	22.0%
CTC Television Station Group	21,337	13,540	67,265	39,591
Change period-to-period	—	(36.5)%	—	(41.1)%
Domashny Television Station Group	3,318	1,554	9,677	5,199
Change period-to-period	—	(53.2)%	—	(46.3)%
DTV Television Group	1,527	792	3,327	2,576
Change period-to-period	—	(48.1)%	—	(22.6)%
CIS Group	3,514	2,356	5,882	7,158
Change period-to-period	—	(33.0)%	—	21.7%
Production Group	74	48	260	358
Change period-to-period	—	(35.1)%	—	37.7%
Eliminations and other	—	(4)	2	(28)

Total	$139,469	$103,625	$440,245	$311,386

Change period-to-period	—	(25.7)%	—	(29.3)%

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

        CTC Network.    CTC Network's advertising revenue decreased by 24.2% and 31.1%, respectively, when comparing the three- and nine-month periods under review principally due to the depreciation of the Russian ruble against the US dollar and, to a lesser extent, due to decreased advertising rates and decreased sellout, partially offset by increase in audience share. The average target audience share of the CTC Network increased from 12.0% to 12.2% when comparing the three months ended September 30, 2008 and 2009, and from 11.7% to 12.0% when comparing the nine months ended September 30, 2008 and 2009. The average overall audience share of the CTC Network was 9.2% and 9.0%, respectively, in the three months ended September 30, 2008 and 2009, and was 8.9% in the nine months ended September 30, 2008 and 2009. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that such modification in the audience measurement system decreases CTC's target audience share by approximately 0.7 percentage points, which negatively affects CTC's advertising revenues. This decrease was offset by better performance of our programming in the 2009 periods.

        Domashny Network.    Domashny Network's advertising revenues decreased by 21.0% and 28.9%, respectively, when comparing the three- and nine-month periods under review principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates and decreased sellout, partially offset by increase in audience share. The average target audience share of the Domashny Network increased from 2.8% to 3.2% when comparing the three months ended September 30, 2008 and 2009, and from 2.8% to 2.9% when comparing the nine months ended September 30, 2008 and 2009. The average overall audience share of the Domashny Network increased from 2.2% to 2.4% when comparing the three months ended September 30, 2008 and 2009, and was 2.2% in the nine months ended September 30, 2008 and 2009. The increase in the target audience share when comparing the three-month periods under review was primarily the result of better performance of our programming in 2009.

        DTV Network.    The DTV Network contributed $9.4 million and $27.3 million, respectively, to our consolidated advertising revenues, amounting to 9.1% and 8.8%, respectively, of our consolidated advertising revenues for the three and nine months ended September 30, 2009. DTV Network's advertising revenues decreased by 7.0% when comparing the three-month periods under review principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates, partially offset by increase in audience share. The average target audience share of the DTV Network increased from 2.1% to 2.3% when comparing the three months ended September 30, 2008 and 2009. The target audience share of the DTV Network was 2.3% during the nine months ended September 30, 2009. The average overall audience share of the DTV Network increased from 1.8% to 2.1% when comparing the three months ended September 30, 2008 and 2009. The overall audience share of the DTV Network was 2.0% during the nine months ended September 30, 2009.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group decreased by 36.5% and 41.1%, respectively, when comparing the three- and nine-month periods under review. Advertising revenues of the Domashny Television Station Group decreased by 53.2% and 46.3%, respectively, when comparing the three- and nine-month periods under review.

        The DTV Television Station Group contributed $0.8 million and $2.6, respectively, to our consolidated advertising revenues, each amounting to 0.8% of our consolidated advertising revenues, for the three and nine months ended September 30, 2009. Advertising revenues of the DTV Television Station Group decreased by 48.1% when comparing the three months ended September 30, 2008 and 2009.

        The decrease in advertising revenues of our Television Station Groups was principally due to depreciation of the Russian ruble against the US dollar and decreased advertising rates.

        CIS.    The CIS Group contributed $2.4 million and $7.2, respectively, to our consolidated advertising revenues, amounting to 2.3% of our consolidated advertising revenues for the three and nine months ended September 30, 2009. The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group decreased by 33.0% when comparing three months ended September 30, 2008 and 2009, principally due to depreciation of the Kazakh tenge against the US dollar, decreased sellout and decreased audience share, partially offset by increased advertising rates.

        Because of the current economic instability in Russia and globally, the Russian ruble and Kazakh tenge depreciated against the US dollar during the nine months ended September 30, 2009 and television advertising spending to date in 2009 has been and may continue to be negatively impacted. For a discussion of the impact of these factors on our advertising revenues, see "Item 1A. Risk Factors—Decreases in the value of the Russian ruble against the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected; and—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies deteriorate further."

  Sublicensing, own production and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$3,568	$3,498	$14,618	$15,498
Change period-to-period	—	(2.0)%	—	6.0%
CTC Television Station Group	468	320	1,462	1,004
Change period-to-period	—	(31.6)%	—	(31.3)%
Domashny Television Station Group	755	509	2,485	1,431
Change period-to-period	—	(32.6)%	—	(42.4)%
DTV Television Group	174	51	231	133
Change period-to-period	—	(70.7)%	—	(42.4)%
CIS Group	94	57	98	135
Change period-to-period	—	(39.4)%	—	37.8%
Production Group	7,540	12,406	22,185	32,672
Change period-to-period	—	64.5%	—	47.3%
Eliminations and other	(8,761)	$(13,532)	(28,501)	$(36,652)

Total	$3,838	$3,309	$12,578	$14,221

Change period-to-period	—	(13.8)%	—	13.1%

        Networks.    Our sublicensing, own production and other revenues decreased slightly when comparing the three-month periods under review, mainly due to decreased sales to Ukraine. Our sublicensing, own production and other revenues increased by 6.0% when comparing the nine-month periods under review, mainly due to increase in revenues from sales of certain series and sitcoms produced by our Production Group to a third party in Ukraine, partially offset by decreased intercompany sales to other segments and sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008.

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

  Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(45,218)	$(39,032)	$(157,380)	$(113,233)
Change period-to-period	—	(13.7)%	—	(28.1)%
Domashny Network	(10,171)	(8,697)	(34,115)	(24,222)
Change period-to-period	—	(14.5)%	—	(29.0)%
DTV Network	(6,070)	(6,421)	(12,665)	(17,104)
Change period-to-period	—	5.8%	—	35.0%
CTC Television Station Group	(11,367)	(5,775)	(28,762)	(16,887)
Change period-to-period	—	(49.2)%	—	(41.3)%
Domashny Television Station Group	(3,289)	(2,220)	(11,343)	(6,344)
Change year-on-year	—	(32.5)%	—	(44.1)%
DTV Television Group	(2,826)	(1,815)	(5,314)	(5,641)
Change period-to-period	—	(35.8)%	—	6.2%
CIS Group	(4,631)	(3,480)	(8,875)	(10,077)
Change period-to-period	—	(24.9)%	—	13.5%
Production Group	(8,024)	(11,207)	(22,191)	(30,192)
Change period-to-period	—	39.7%	—	36.1%
Eliminations and other	(626)	7,055	1,974	13,848

Total	$(92,222)	$(71,592)	$(278,671)	$(209,852)

Change period-to-period	—	(22.4)%		(24.7)%
% of total operating revenues	64.4%	67.0%	61.5%	64.4%

        Our total operating expenses as a percentage of operating revenues increased from 64.4% to 67.0% when comparing the three months ended September 30, 2008 and 2009, and from 61.5% to 64.4% when comparing the nine months ended September 30, 2008 and 2009. For the three-month periods under review, the increase was mainly due to increases, as a percentages of operating revenues, in amortization of programming rights and direct operating expenses, offset by decreases, as a percentage of operating revenues, in selling, general and administrative expenses, amortization of sublicensing rights and own production cost, and depreciation and amortization expense. For the nine-month periods under review, the increase was mainly due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights, and depreciation and amortization expenses.

        On October 22, 2009, the Compensation Committee of the Board of Directors, under authority delegated by the Board of Directors, approved the grant of options to purchase up to 5,570,000 shares of common stock. The exercise price per share was $16.80 (which was the average of the closing prices on the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the grant date, as determined pursuant to the terms of the 2009 Stock Incentive Plan. Options to purchase up to an aggregate of 4,570,000 shares of common stock will vest over four years, with one half of each grant subject only to time-based vesting (with 25% of such tranche vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years), and one half of each grant subject to the achievement of performance objectives in each of 2010 through 2013. An option to purchase up to an aggregate of 1,000,000 shares was granted to one senior executive, with one third being vested as of the grant date and one third vesting on each of the second and third anniversaries of the grant date. The total expense related to the above stock option grants, assuming that all performance criteria will be met, will amount to approximately $59.1 million. This expense will be recorded over the vesting periods of the options. $4.9 million of this amount will be expensed during the remainder of 2009.

        In addition, on October 22, 2009, the Compensation Committee of the Board of Directors, under authority delegated by the Board of Directors, approved the terms of the Company's 2009 Retention Bonus Program (the "Bonus Program"). Pursuant to the terms of the Bonus Program, the Company may grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. The total amount available for grant under the Bonus Program is up to $15,596. Each annual bonus is payable only if the participant remains employed by the group through and as of December 31 of the applicable year, and 1/6 of each year's bonus is contingent upon the achievement of each of three performance objectives set out in the participant's stock option granted on October 22, 2009. The total expense related to the Bonus Program, assuming that all performance criteria will be met, will amount to approximately $15.6 million. This expense will be recorded over the four-year period starting from beginning of 2010.

  Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(1,929)	$(1,571)	$(5,725)	$(4,019)
Change period-to-period	—	(18.5)%	—	(29.8)%
Domashny Network	(1,054)	(1,183)	(3,241)	(3,094)
Change period-to-period	—	12.2%	—	(4.5)%
DTV Network	(911)	(811)	(1,978)	(2,609)
Change period-to-period	—	(11.0)%	—	31.9%
CTC Television Station Group	(2,295)	(1,723)	(7,252)	(5,005)
Change period-to-period	—	(24.9)%	—	(31.0)%
Domashny Television Station Group	(1,341)	(937)	(4,101)	(2,573)
Change period-to-period	—	(30.1)%	—	(37.3)%
DTV Television Group	(1,431)	(723)	(2,723)	(2,492)
Change period-to-period	—	(49.5)%	—	(8.5)%
CIS Group	(750)	(575)	(1,171)	(1,977)
Change period-to-period	—	(23.3)%	—	68.9%
Production Group	(1,050)	(580)	(2,081)	(1,780)
Change period-to-period	—	(44.8)%	—	(14.5)%
Eliminations and other	449	237	964	701

Total	$(10,312)	$(7,866)	$(27,308)	$(22,848)

Change period-to-period	—	(23.7)%		(16.3)%
% of total operating revenues	7.2%	7.4%	6.0%	7.0%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees.

        Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues increased from 2.1% to 2.3% when comparing the three months ended September 30, 2008 and 2009, mainly due to decreased revenues. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues remained flat at 1.9% when comparing the nine months ended September 30, 2008 and 2009, mainly due to reversal of the provision related to prepayment of certain programming rights, offset by decreased revenues.

        At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues increased from 7.9% to 11.2% when comparing the three months ended September 30, 2008 and 2009, and from 7.2% to 9.7% when comparing the nine months ended September 30, 2008 and 2009 mainly as a result of the increase in network affiliation expenses and decreased revenues.

        Direct operating expense at the DTV Network as a percentage of this segment's total operating revenues decreased from 8.9% to 8.6% when comparing the three months ended September 30, 2008 and 2009, as a result of the lower decrease in revenues as compared to decrease in direct operating expenses of this segment. Direct operating expense at the DTV Network as a percentage of this segment's total operating revenues were 9.6% during the nine months ended September 30, 2009.

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

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 10.5% to 12.4% 2009 when comparing the three months ended September 30, 2008 and 2009, and from 10.6% to 12.3% when comparing the nine months ended September 30, 2008, mainly due to decreased revenues. In absolute terms, the decrease in direct operating expenses at the CTC Television Station Group was primarily due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, decreases in headcount.

        For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 32.9% to 45.4% when comparing the three months ended September 30, 2008 and 2009, and from 33.7% to 38.8% when comparing the nine months ended September 30, 2008 and 2009, mainly due to decreased revenues, partially offset by decreases in headcount. In absolute terms, the decrease in direct operating expenses at the Domashny Television Stations Group was primarily due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, decreases in headcount.

        For the DTV Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues increased from 84.1% to 85.8% when comparing the three months ended September 30, 2008 and 2009 as a result of the decreased revenues. This is partially offset by decreased fees paid to cable operators for transmission of DTV' signal. In addition, in absolute terms, direct operating expenses at our DTV Television Station Group decreased due to the depreciation of the Russian ruble against the US dollar. Direct operating expenses for the DTV Television Station Group, as a percentage of that segment's total operating revenues, were 92.4% during the nine months ended September 30, 2009.

        Direct operating expenses as percentages of the Domashny and the DTV Television Station Group's total operating revenues are higher than that of the CTC Television Station Group, reflecting the earlier stage of operations of those segments.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff. Direct operating expense at the CIS Group as a percentage of this segment's total operating revenues increased from 20.8% to 23.8% when comparing the three months ended September 30, 2008 and 2009 as a result of decreased revenues of this segment and increase in direct operating expenses due to addition of our broadcasting group in Moldova and television channel in Uzbekistan. The decrease in direct operating expenses in absolute terms was principally due to the depreciation of the Kazakh tenge against the US dollar. Direct operating expenses as a percentage of that segment's total operating revenues were 27.1% during the nine months ended September 30, 2009.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead. The decrease in direct operating expenses when comparing the three months ended September 30, 2008 and 2009 was primarily due to the depreciation of the Russian ruble against the US dollar.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.2 million for the three months ended September 30, 2008 and 2009, and decreased from $0.6 million to $0.5 million when comparing the nine months ended September 30, 2008 and 2009.

  Selling, general and administrative expense

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(4,500)	$(2,961)	$(12,116)	$(9,122)
Change period-to-period	—	(34.2)%	—	(24.7)%
Domashny Network	(1,987)	(1,357)	(6,010)	(3,831)
Change period-to-period	—	(31.7)%	—	(36.3)%
DTV Network	(1,352)	(1,162)	(2,523)	(3,160)
Change period-to-period	—	(14.0)%	—	25.2%
CTC Television Station Group	(7,231)	(3,464)	(15,612)	(8,931)
Change period-to-period	—	(52.1)%	—	(42.8)%
Domashny Television Station Group	(1,258)	(930)	(5,256)	(2,778)
Change period-to-period	—	(26.1)%	—	(47.1)%
DTV Television Group	(379)	(235)	(854)	(757)
Change period-to-period	—	(38.0)%	—	(11.4)%
CIS Group	(2,170)	(1,319)	(4,079)	(3,297)
Change period-to-period	—	(39.2)%	—	(19.2)%
Production Group	(585)	(403)	(1,128)	(1,191)
Change period-to-period	—	(31.1)%	—	5.6%
Eliminations and other	(9,030)	(5,855)	(22,885)	(19,869)

Total	$(28,492)	$(17,686)	$(70,463)	$(52,936)

Change period-to-period	—	(37.9)%		(24.9)%
% of total operating revenues	19.9%	16.5%	15.6%	16.3%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues decreased from 5.0% to 4.3% when comparing the three months ended September 30, 2008 and 2009, mainly due to decreases in advertising and promotion expenses, partially offset by decreased revenues. Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues increased from 4.0% to 4.3% when comparing the nine months ended September 30, 2008 and 2009, mainly due to the decrease in segment's revenues over the periods under review, partially offset by decreases in advertising and promotion expenses. In absolute terms, selling, general and administrative expenses decreased over the three- and nine-month periods under review primarily due to the depreciation of the Russian ruble against the US dollar, decreases in advertising and promotion expenses, a reversal of the provision for bad debts due to payments received and decrease in salaries and benefits due to the transfer of several top-managers to corporate headquarters, partially offset by an increase in rent expenses. Advertising and promotion expenses amounted to $1.5 million and $0.8 million, respectively, in the three months ended September 30, 2008 and 2009, and $3.3 million and $2.6 million, respectively, in the nine months ended September 30, 2008 and 2009.

        Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue decreased from 14.9% to 12.9% when comparing the three months ended September 30, 2008 and 2009, and from 13.4% to 12.0% when comparing the nine months ended September 30, 2008 and 2009, primarily due to decreases in salaries and benefits due to transfer of several top-managers to corporate headquarters and decreases in advertising and promotion expense, partially offset by decrease in revenues over the periods under review. In addition to the factors noted above, selling, general and administrative expenses at the Domashny Network decreased in absolute terms due to the depreciation of the Russian ruble against the US dollar. Advertising and promotion expenses amounted to $0.5 million and $0.3 million, respectively, in the three months ended September 30, 2008 and 2009, and $1.5 million and $1.0 million, respectively, in the nine months ended September 30, 2008 and 2009.

        Selling, general and administrative expenses at the DTV Network as a percentage of this segment's total operating revenues decreased from 13.3% to 12.3% when comparing the three months ended September 30, 2008 and 2009, mainly as a result of the lower decrease in revenues as compared to decrease in selling, general and administrative expenses. In absolute terms, selling, general and administrative expenses at our DTV Network decreased due to the depreciation of the Russian ruble against the US dollar. Selling, general and administrative expenses at the DTV Network as a percentage of this segment's total operating revenues were 11.6% during the nine months ended September 30, 2009.

        Television Station Groups. Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 33.2% to 25.0% when comparing the three months ended September 30, 2008 and 2009, and from 22.7% to 22.0% when comparing the nine months ended September 30, 2008 and 2009, mainly due to decreases in advertising and promotion expenses, partially offset by decreased revenues. In addition, the decrease in selling, general and administrative expenses when comparing the nine- months periods under review was due to an adjustment in the earlier period related to a change in our tax policy in respect of VAT on advertising and promotion expenses for earlier years. In addition to the factors noted above, in absolute terms, the decrease in selling, general and administrative expenses over these periods was due to depreciation of the Russian ruble against the US dollar. Advertising and promotion expenses amounted to $4.0 million and $1.2 million, respectively, in the three months ended September 30, 2008 and 2009, and $7.0 million and $2.1 million, respectively, in the nine months ended September 30, 2008 and 2009.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues increased from 30.9% to 45.1% when comparing the three months ended September 30, 2008 and 2009, mainly due to decreased revenues. Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 43.2% to 41.9% when comparing the nine months ended September 30, 2008 and 2009, mainly due to decreases in advertising and promotion expenses, partially offset by decreased revenues. In absolute terms selling, general and administrative expenses decreased primarily due to depreciation of the Russian ruble against the US dollar, decreases in headcount and decrease in advertising and promotion expenses. Advertising and promotion expenses amounted to $0.1 million and $0.1 million, respectively, in the three months ended September 30, 2008 and 2009, and $1.4 million and $0.3 million, respectively, in the nine months ended September 30, 2008 and 2009.

        Selling, general and administrative expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues increased from 22.3% to 27.9% when comparing the three months ended September 30, 2008 and 2009, mainly due to decreased revenues. In absolute terms, selling, general and administrative expenses decreased mainly due to the depreciation of the Russian ruble against the US dollar. Selling, general and administrative expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues were 28.1% in the nine months ended September 30, 2009.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses. Selling, general and administrative expenses at the CIS Group as a percentage of this segment's total operating revenues decreased from 60.2% to 54.7% when comparing the three months ended September 30, 2008 and 2009 as a result of the decrease in headcount, decrease in rent expense, partially offset by the decreased revenues of this segment and increase in selling, general and administrative expenses due to addition of our broadcasting group in Moldova and television channel in Uzbekistan. In addition to the factors noted above, in absolute terms, the decrease in selling, general and administrative expenses was primarily due to the depreciation of the Kazakh tenge against the US dollar. Selling, general and administrative expenses as a percentage of that segment's total operating revenues were 45.2% during the nine months ended September 30, 2009.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. The decrease in selling, general and administrative expenses when comparing the three months ended September 30, 2008 and 2009 was primarily due to the depreciation of the Russian ruble against the US dollar.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $4.2 million and $3.3 million, respectively, for the three months ended September 30, 2008 and 2009, and $12.0 million and $10.3 million, respectively, for the nine months ended September 30, 2008 and 2009. The decrease in these expenses over the periods under review at the corporate level is mainly due to the depreciation of the Russian ruble against the US dollar and decreases in certain consulting costs, partially offset by an increase in our salaries and benefits due to the increases in headcount and transfer of several top-managers from other segments to corporate headquarters.

        Corporate-level stock-based compensation expense amounted to $5.0 million and $3.2 million, respectively, for the three months ended September 30, 2008 and 2009, and $11.2 million each for the nine months ended September 30, 2008 and 2009. The decrease in stock-based compensation resulted principally from cancellation of the options granted to our former COO in connection with his departure, and the fact that some options granted to our former CEO became fully vested. The decrease was partially offset by new stock option grants to our new CEO. One-half of the CEO stock option was granted in August 2008. This portion vests based on the passage of time. The other one-half was granted in January 2009 and vests in tranches through 2013, subject to the achievement of certain performance objectives for 2009, 2010 and 2011. With respect to the CEO stock options, we recognized stock-based compensation in the amount of $0.9 million and $1.7 million, respectively, for the three months ended September 30, 2008 and 2009, and $0.9 and $4.6 million, respectively, for the nine months ended September 30, 2009, and expect to recognize additional stock-based compensation expense of approximately $1.2 million for the remainder of 2009, $6.3 million for 2010, $7.8 million for 2011, $2.4 million for 2012, and $0.3 million for 2013.

        On June 29, 2009, Alexander Rodnyansky, our former Chief Executive Officer and a current member of the Board of Directors, provided a written notice (the "Exercise Notice") to the Co-Chairman of the Board of Directors of his exercise in full of the outstanding and fully vested Stock Appreciation Right ("SAR") to purchase 6,217,600 shares of common stock under his Stock Appreciation Rights Agreement dated September 16, 2003 (the "SAR Agreement"). The exercise price applicable to the purchase of 4,663,200 shares is $1.79 per share and the exercise price for the remaining 1,554,400 shares is $1.19 per share. Mr. Rodnyansky subsequently revoked and withdrew this proposed exercise notice, and on August 24, 2009 such revocation and withdrawal was accepted by our Compensation Committee (on authority delegated by the Board). The stock appreciation right remains exercisable in accordance with its original terms, including, without limitation, with respect to exercise prices and our ability to elect to settle any future exercise in either stock or cash. As of September 30, 2009, and through the date of this filing, we intend to settle any exercise of the SAR by issuing common shares.

  Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(36,521)	$(33,545)	$(128,655)	$(93,798)
Change period-to-period	—	(8.1)%	—	(27.1)%
Domashny Network	(6,966)	(6,084)	(24,356)	(17,032)
Change period-to-period	—	(12.7)%	—	(30.1)%
DTV Network	(3,185)	(3,739)	(7,266)	(9,412)
Change period-to-period	—	17.4%	—	29.5%
CTC Television Station Group	(1,282)	(73)	(4,309)	(1,576)
Change period-to-period	—	(94.3)%	—	(63.4)%
Domashny Television Station Group	(14)	(4)	(27)	(15)
Change period-to-period	—	(71.4)%	—	(44.4)%
DTV Television Group	—	(1)	(8)	(15)
Change period-to-period	—	—	—	87.5%
CIS Group	(1,443)	(1,409)	(3,003)	(4,194)
Change period-to-period	—	(2.4)%	—	39.7%
Production Group	—	—	—	(65)
Change period-to-period	—	—	—	—
Eliminations and other	1,404	2,275	3,395	5,229

Total	$(48,007)	$(42,580)	$(164,229)	$(120,878)

Change period-to-period	—	(11.3)%		(26.4)%
% of total operating revenues	33.5%	39.8%	36.3%	37.1%

        CTC Network. Amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues increased from 40.7% to 48.7% when comparing the three months ended September 30, 2008 and 2009, and from 42.7% to 44.1% when comparing the nine months ended September 30, 2008 and 2009, primarily due to decreased revenue and relatively more expensive programming mix in 2009 offset by the effect of changes in our amortization policy for certain types of Russian-produced programming that became effective from January 1, 2009. In addition, for the nine months ended September 30, 2009, the increase was offset by lower impairment charges. In addition to the factors noted above, the decrease in amortization of programming rights in absolute terms for the periods under review at the CTC Network level was due to the depreciation of the Russian ruble against the US dollar.

        We review on an ongoing basis the amortization rates for each type of programming that we broadcast. The evaluation is based on an analysis of expected revenues. Starting from the first quarter of 2009, we changed the amortization rates for sketchcoms, comedy sketch shows, in order to reflect expected future revenue generation patterns. For sketchcoms, our policy was to amortize 45% after the first run, 35% after the second run and 20% after the third run. Starting from the first quarter of 2009, sketchcoms are amortized on a straight-line basis over the period they are expected to be shown but not exceeding two years. In addition, following a determination to air additional runs of a successful sitcom produced by us, the useful life of the sitcom has been extended to five runs and the remaining programming rights will be amortized over these remaining runs to reflect the change in estimated revenue patterns.

        These changes resulted in a decrease of the amortization charge by approximately $0.4 million and $3.2 million, respectively, when comparing the three- and nine-month periods ended September 30, 2008 and 2009.

        Impairment charges decreased from $2.2 million to $2.0 million when comparing the three months ended September 30, 2008 and 2009, and from $10.8 million to $4.0 million when comparing the nine months ended September 30, 2008 and 2009. The decrease in impairment charges was mainly due to a lower number of underperformances of television series during the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

        Domashny Network.    Amortization of programming rights for the Domashny Network as a percentage of Domashny Network's total operating revenues increased from 52.3% to 57.7% when comparing the three months ended September 30, 2008 and 2009, and decreased from 54.1% to 53.2% when comparing the nine months ended September 30, 2008 and 2009. The increase in amortization of programming rights as a percentage of total operating revenues when comparing the three months ended September 30, 2008 and 2009 was primarily due to decreased revenues. The decrease in amortization of programming rights as a percentage of total operating revenues when comparing the nine months ended September 30, 2008 and 2009 was primarily due to change in the programming mix resulting in the broadcasting of series and shows with lower cost, partially offset by the decrease in revenues. In addition to the factors noted above the decrease in amortization of programming rights in absolute terms was due to the depreciation of the Russian ruble against the US dollar.

        DTV Network.    Amortization of programming rights for the DTV Network segment as a percentage of DTV Network's total operating revenues increased from 31.2% to 39.6% when comparing the three months ended September 30, 2008 and 2009, primarily due to decreased revenues and an increase in impairment charges. Impairment charges increased from $0.3 million to $0.8 million when comparing the three months ended September 30, 2008 and 2009. Amortization of programming rights for the DTV Network segment as a percentage of its operating revenues was 34.5% for the nine months ended September 30, 2009.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local time windows. The decrease in amortization of programming rights at CTC Television Station Group reflects certain cost-cutting measures taken in the first quarter of 2009.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment as a percentage of the segment's total operating revenues increased from 40.0% to 58.4% when comparing the three months ended September 30, 2008 and 2009 mainly due to decreased revenues and increase in amortization of programming rights due to addition of our broadcasting group in Moldova and television channel in Uzbekistan. In absolute terms, the amortization of programming rights decreased when comparing the three months ended September 30, 2008 and 2009, primarily due to the depreciation of the Kazakh tenge against the US dollar, partially offset by increases in own programming expense. Amortization of programming rights for the CIS Group segment as a percentage of its operating revenues was 57.5% for the nine months ended September 30, 2009.

  Amortization of sublicensing rights and own production cost

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(2,026)	$(862)	$(10,133)	$(5,976)
Change period-to-period	—	(57.5)%		(41.0)%
Production Group	(6,383)	(10,184)	(18,939)	(27,063)
Change period-to-period	—	59.5%	—	42.9%
Eliminations and other	6,943	10,444	21,955	27,968

Total	$(1,466)	$(602)	$(7,117)	$(5,071)

Change period-to-period	—	(58.9)%		(28.7)%
% of total operating revenues	1.0%	0.6%	1.6%	1.6%

        Own production costs represent the cost of internally produced programming licensed to third parties as well as sold to other Group segments.

        CTC Network.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the periods under review was due primarily to decreased cost of internally produced series and sitcoms sold to a third party in Ukraine. The decrease in cost was due primarily to the depreciation of Russian ruble against the US dollar. In addition, the decrease in the amortization of sublicensing rights and own production cost when comparing the nine-month periods under review reflected non-recurring sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008.

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

  Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
CTC Network	$(243)	$(95)	$(752)	$(318)
Change period-to-period	—	(60.9)%	—	(57.7)%
Domashny Network	(164)	(72)	(509)	(258)
Change period-to-period	—	(56.1)%	—	(49.3)%
DTV Network	(622)	(708)	(897)	(1,922)
Change period-to-period	—	13.8%	—	114.3%
CTC Television Station Group	(559)	(515)	(1,590)	(1,384)
Change period-to-period	—	(7.9)%	—	(13.0)%
Domashny Television Station Group	(677)	(348)	(1,960)	(977)
Change period-to-period	—	(48.6)%	—	(50.2)%
DTV Television Group	(1,016)	(856)	(1,729)	(2,390)
Change period-to-period	—	(15.7)%	—	38.2%
CIS Group	(268)	(177)	(622)	(608)
Change period-to-period	—	(34.0)%	—	(2.3)%
Production Group	(6)	(40)	(44)	(94)
Change period-to-period	—	566.7%	—	113.6%
Eliminations and other	(390)	(47)	(1,451)	(168)

Total	$(3,945)	$(2,858)	$(9,554)	$(8,119)

Change period-to-period	—	(27.5)%	—	(15.0)%
% of total operating revenues	2.8%	2.7%	2.1%	2.5%

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

        Eliminations and other.    Other depreciation and amortization expense for the three and nine months ended September 30, 2008 consists primarily of amortization expense of $0.3 million and $1.3 million, recognized as a result of the assignment of $10.0 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

  Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Foreign currency gains (losses)	$(13,978)	$274	$(11,772)	$(4,462)

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency for our Channel 31 Group is Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the last five months of 2008, the ruble depreciated approximately 20.3% against the US dollar, with an overall decrease during full year 2008 of approximately 16.5%. The ruble further depreciated against the US dollar by 13.6% during the first quarter of 2009, before appreciating against the US dollar during the second and third quarters of 2009. The overall depreciation of the Russian ruble against the US dollar during the nine-month period ended September 30, 2009 amounted to approximately 2.4%. The average exchange rate of the ruble against the US dollar was 23% lower in the three months ended September 30, 2009 than in the corresponding period in 2008, and 26% lower in the nine months ended September 30, 2009 than in the corresponding period in 2008. Moreover, during the nine months ended September 30, 2009, the Kazakh tenge depreciated approximately 20.0% against the US dollar.

        In the three and nine months ended September 30, 2008, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, which consist primarily of liabilities under the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets.

        In the three months ended September 30, 2009, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of ruble appreciation on our dollar-denominated assets, and by the losses on our forward contract related to the Credit Facility Agreement. In the nine months ended September 30, 2009, our foreign currency loss primarily represents the impact of ruble and tenge depreciation on our dollar-denominated liabilities, mainly the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract related to the Credit Facility Agreement.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement which is denominated in US dollars. See "—Credit Facility Agreement" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Interest income	$288	$725	$5,255	$2,494

        Our interest income consists of interest earned on our bank accounts. As a result of acquisitions during the second quarter of 2008, our cash and cash equivalents balance decreased significantly resulting in reduction of interest income starting from the third quarter of 2008.

  Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Interest expense	$(4,249)	$(1,290)	$(6,508)	$(5,704)

        In connection with financing our acquisition of DTV Group in April 2008, in June 2008 we entered into a Credit Facility agreement to borrow $135,000 in order to repay part of our indebtedness to DTV Group's seller, MTG Broadcasting AB, and to satisfy DTV Group's indebtedness due to MTG. The Credit Facility bears interest at an annual rate equal to LIBOR plus 3.00%. See "—Credit Facility Agreement". Our interest expense decreased over the periods under review primarily due to partial repayments of the principal amount of the Credit Facility on September 22, 2008, December 22, 2008 and June 22, 2009. The amount outstanding under the Credit Facility Agreement as of September 30, 2009 (including accrued interest) was $56.5 million.

  Equity in income of investee companies

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Equity in income of investee companies	$319	$74	$1,064	$309

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three and nine months ended September 30, 2008 and 2009, our equity in income of investee companies primarily consists of income attributable to our interest in Novosibirsk station.

  Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Income tax expense	$(12,322)	$(9,138)	$(48,552)	$(28,615)

        Our effective tax rate was 36% and 26% for the three months ended September 30, 2008 and 2009, respectively, and 30% and 26% for the nine months ended September 30, 2008 and 2009. In late 2008, the tax legislation of Russia was amended to decrease statutory income tax rates from 24% in 2008 to 20% in 2009 in Russia. In late 2008, the tax legislation of Kazakhstan was amended to decrease statutory income tax rates from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. These changes were effective from January 1 of each of the respective years. The changes in statutory income tax rates decreased our effective tax rate by 5 percentage points for the three and nine months ended September 30, 2009. In addition, the decrease in our effective tax rate during the three-month periods under review reflects the decrease in non-deductible expenses as a percentage of consolidated income before tax.

        We do not provide for deferred taxes on the unremitted earnings of our foreign subsidiaries, except for our profitable television stations, as such earnings are generally intended to be reinvested in those operations. The major portion of this unrecognized deferred tax liability is related to our largest Russian subsidiary, CTC Network. Presently, we intend to redeploy the unremitted earnings of CTC Network in Russia by investing in that subsidiary's existing operations and by acquiring suitable businesses. However, if this Russian subsidiary were to make its accumulated earnings previously earmarked for acquisitions of Russian businesses available for distribution to our US parent company, we would be required to provide for deferred taxes on those undistributed earnings to the extent they are not invested in that subsidiary's current operations, which would result in a significant increase in our effective tax rate. Currently, we estimate the amount of unrecognized deferred tax liability for such undistributed earnings of this subsidiary to be approximately $9.5 million as of September 30, 2009.

  Income attributable to noncontrolling interest

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Income attributable to noncontrolling interest	$(893)	$(256)	$(2,761)	$(270)

        Noncontrolling interest represents the share of net income (loss) of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of our companies in the CIS segment. In the three and nine months ended September 30, 2008 and 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was offset by noncontrolling interest in losses of the CIS Group. Income attributable to non-controlling interest decreased over the periods under review mainly due to losses related to the CIS Group.

  Other comprehensive income (loss) attributable to controlling interest

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands, except percentages)
Other comprehensive income (loss)	$(42,327)	$23,512	$(13,321)	$1,536

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. During the three and nine months ended September 30, 2008, the ruble depreciated against the US dollar approximately 7.1% and 2.8%, respectively, which resulted in other comprehensive loss for these periods. The ruble depreciated against the US dollar during the first quarter of 2009 and appreciated against the US dollar during the second and third quarters of 2009. The appreciation of the ruble against the US dollar during the third quarter of 2009 of approximately 4.0% resulted in other comprehensive gain for this period. Although for the nine-month period ended September 30, 2009, the overall depreciation of the Russian ruble against the US dollar amounted to approximately 2.4%, the other comprehensive gain for this period resulted from the increased balance of ruble-denominated assets and appreciation of the ruble against the US dollar during the second and third quarters of 2009, partially offset by the impact of depreciation of the Russian ruble against the US dollar during the first quarter of 2009.

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 Compared to December 31, 2008

  Broadcasting license and Goodwill

        Broadcasting licenses and Goodwill decreased from December 31, 2008 to September 30, 2009 primarily due to depreciation of the Russian ruble against the US dollar.

  Programming rights

        The increase in programming rights from December 31, 2008 to September 30, 2009 was primarily due to the acquisition of a significant package of foreign programming during the nine months ended September 30, 2009, which will be used during the remainder of 2009 and thereafter.

  Accounts payable

        Accounts payable increased by $15.5 million from December 31, 2008 to September 30, 2009 primarily due to acquisition of programming rights during the nine months ended September 30, 2009.

  Accrued liabilities

        Accrued liabilities decreased by $12.0 million from December 31, 2008 to September 30, 2009 primarily due to earn-out payments made during the first quarter of 2009 related to our two production companies which were accrued as of December 31, 2008.

  Taxes payable

        Taxes payable decreased from December 31, 2008 to September 30, 2009 by $16.3 million primarily due to the decrease in VAT payable as a result of lower revenues in the third quarter of 2009 as compared to the fourth quarter of 2008.

  Deferred revenue

        Deferred revenue decreased from December 31, 2008 to September 30, 2009 by $8.8 million primarily due to less prepayments from advertisers during the nine months ended September 30, 2009 when compared to 2008.

  Long-term and short-term loans and interest accrued

        The decrease in long-term and short-term loans and interest accrued is due to the repayment of portion of the Credit Facility during the second quarter of 2009, and reclassification of the remaining portion to short-term loans and interest accrued, in accordance with the payment schedule. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our business needs for the next 12 months. At September 30, 2009, we had financed our operations to date principally through cash from operations. At September 30, 2009, we had $112.6 million in cash and cash equivalents.

        On June 27, 2008, we entered into a credit facility agreement with several large financial institutions and in July 2008 drewdown the full amount available under that agreement, or $135.0 million. For a description of the Credit Facility Agreement, see "—Credit Facility Agreement" above.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2008	2009
	(in thousands)
Net cash provided by operating activities:	$94,059	$75,711
Net cash used in investing activities:	(411,535)	(23,895)
Net cash provided by (used in) financing activities:	55,463	(36,461)

        Our cash flow from operating activities decreased over the periods under review principally because of the decreased cash received for advertising, which was partially offset by a decrease in spending for programming and sublicensing rights over these periods. Our advertising revenue amounted to $440.2 million and $311.4 million during the nine months ended September 30, 2008 and 2009, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $206.2 million and $140.7 million, respectively, during the nine months ended September 30, 2008 and 2009. The decrease in cash paid for programming rights during the periods under review was primarily due to depreciation of the Russian ruble against the US dollar, decreased cost for Russian-produced programming, and the extension of payment terms for some Russian-produced and foreign programming. Of the total $65.5 million decrease, approximately $37.3 million relates to the decrease of cash expenditures for Russian-produced programming. Amortization of programming rights, sublicensing rights and own production cost amounted to $171.3 million and $125.9 million, during the nine months ended September 30, 2008 and 2009, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the nine months ended September 30, 2008, we paid cash of $329.4 million in connection with our acquisition of the DTV Group, $65.3 million for our 60% economic interest in the Channel 31 Group and $4.6 million related to our acquisitions of Costafilm and Soho Media. These cash payments were offset by the acquired cash kept on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in the nine months ended September 30, 2008, we paid cash of $13.7 million related to the acquisition of additional owned-and-operated stations. During the nine months ended September 30, 2009 cash used in investing activities mostly represents $11.0 million of earnouts paid in relation to our acquisitions of Costafilm and Soho Media, and $1.1 million paid in relation to the acquisition of an additional owned-and-operated station.

        Cash from financing activities includes proceeds and repayments of borrowings, proceeds from exercises of stock options and payments of dividends to minority interest holders in our owned-and-operated stations. During the nine months ended September 30, 2008 we drew-down $135.0 million under the Credit Facility Agreement and later repaid $11.0 million of the outstanding principal. Also, during the nine months ended September 30, 2008, we repaid the outstanding principal amount of indebtedness to MTG, assumed in the acquisition of DTV, and the related interest in the amount of $65.4 million. During the nine months ended September 30, 2009 cash used in financing activities mostly represents repayments of the outstanding principal of Credit Facility Agreement in the amount of $33.8 million. See—"Credit Facility Agreement".

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as September 30, 2009:

	Payments Due by Period
	Total	Remainder of 2009	2010 through 2011	2012 through 2013	Thereafter
	(in thousands)
Acquisition of programming rights	$153,321	$42,716	$96,301	$14,304	$—
Debt obligations	57,852	28,674	29,178	—	—
Transmission and satellite fees	66,471	3,580	29,724	33,167	—
Leasehold obligations	7,518	1,325	2,607	1,391	2,195
Cable connections	8,850	3,080	5,770	—	—
Acquisition of format rights	2,175	1,042	1,133	—	—

Total(1)	$296,187	$80,417	$164,713	$48,862	$2,195

(1)
FIN No. 48 liabilities in the amount of $11,030 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        On September 30, 2009, we signed a term sheet to acquire a group of stations for approximately $12.0 million (at the exchange rate as of September 30, 2009).

Recently Issued Accounting Pronouncements

        In June 2009, the FASB established the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. New codification is is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.

        Fair Value Measurements and Disclosures.    Our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include assets and liabilities acquired in connection with a business combination, goodwill and intangible assets. We adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009.

        In April 2009, the FASB issued additional guidance on fair value measurements and disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. The new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a significant decrease in activity, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant, observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The application of this guidance did not have a significant impact on the our financial statements for the three and nine months ended September 30, 2009.

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009.

        Business Combinations.    In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance on business combinations. This guidance establishes principles and requirements for how we: (1) recognize and measure in our financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the business combination guidance on January 1, 2009. After the adoption, the reversal of tax contingencies related to acquisitions will be recorded in the statement of income and not as an adjustment to goodwill.

        In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for us as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a significant impact on our financial statements for the three and nine months ended September 30, 2009.

        Noncontrolling Interests.    In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance became effective for us on January 1, 2009. From the date of adoption we are required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this guidance requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance are to be applied prospectively. We have adopted the guidance starting from January 1, 2009.

        Derivatives and Hedging.    In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a significant impact on our financial statements for the three and nine months ended September 30, 2009.

        Intangible Assets.    In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity's intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our financial statements for the three and nine months ended September 30, 2009.

        Collaborative Arrangements.    In December 2008, the FASB issued guidance, that requires participants in a collaborative arrangement (sometimes referred to as a "virtual joint venture") to present the results of activities for which they act as the principal on a gross basis and to report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative literature or a reasonable, rational, and consistently applied accounting policy election. The guidance also requires significant disclosures related to collaborative arrangements. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The adoption of this guidance did not have a significant impact on our financial statements for the three and nine months ended September 30, 2009.

        Subsequent Events.    In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have a significant impact on our financial statements.

        Consolidation of variable interest entities.    In June 2009, the FASB issued guidance that amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments will significantly affect the overall consolidation analysis under the existing guidance. Accordingly, an enterprise will need to reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009 (calendar-year-end companies must adopt the standard as of January 1, 2010). Early adoption is prohibited. We are evaluating the impact that the adoption of this guidance will have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the nine months ended September 30, 2009, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $28.4 million and $11.6 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble against the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected."

        Moreover, payments under the Credit Facility Agreement are denominated in US dollars. As of September 30, 2009, outstanding principal and accrued interest under the Credit Facility Agreement was $56.5 million. In order to reduce our foreign exchange risk related to a portion of our payments due under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008 with an aggregate notional amount of $66 million that obligates us to buy US dollars at ruble/US dollar exchange rates ranging from RUR 26.49/$1.00 to RUR 28.84/$1.00 on specified dates. This forward contract matures on September 15, 2010. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement". In addition, we enter into hedge arrangements in relation to our programming commitments denominated in US dollars. We do not use hedging arrangements for trading or speculative purposes.

  Interest rate risk

        We are exposed to interest rate risk because the principal amount outstanding under the Credit Facility Agreement, $56.5 million at September 30, 2009, bears interest at a variable rate equal to LIBOR plus 3% on an annual basis. The Credit Facility Agreement provides, however, that, if at the time of fixing the interest rate for a subsequent interest period the LIBOR rate, as determined by the British Bankers Association, is not available or if lenders whose participations exceed 35% of the outstanding loan under the Credit Facility Agreement notify us that the cost to them of obtaining matching deposits in the London interbank market would be in excess of LIBOR, each lender is entitled to set an interest rate which expresses the cost to that lender of funding its participation in the loan from whatever source it may reasonably select. The current global credit crisis could lead to a significant tightening of interbank markets and increases in interest rates which in turn could lead to an increase in our interest expense. We do not believe that a hypothetical 1% increase in LIBOR would have a material impact on our results of operations, in part because we are obligated to repay $28.3 million of the principal outstanding under the Credit Facility Agreement in December 2009, which will lower the principal amount of the loan and, hence, the interest accruing thereon.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks relating to our business and industry

Decreases in the value of the Russian ruble against the US dollar that have resulted from the current economic instability in Russia have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. During the last five months of 2008, the ruble depreciated approximately 20.3% against the US dollar, with an overall decrease during the full year 2008 of approximately 16.5%. The ruble further depreciated against the US dollar by 13.6% during the first quarter of 2009, before appreciating against the US dollar during the second and third quarters of 2009. The overall depreciation of the Russian ruble against the US dollar during the nine-month period ended September 30, 2009 amounted to approximately 2.4%. The average exchange rate of the ruble against the US dollar was 23% lower in the three months ended September 30, 2009 than in the corresponding period in 2008, and 26% lower in the nine months ended September 30, 2009 than in the corresponding period in 2008. This depreciation had a material negative impact on our reported results of operations for this period.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, as of September 30, 2009 we had $56.5 million in outstanding principal and accrued interest under the Credit Facility Agreement. The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to approximately one-half of the currently outstanding principal amount of this term loan. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining principal amount. In addition, under the terms of the Credit Facility Agreement, as amended, we must comply with certain covenants, including a financial covenant that requires us to maintain at least $400 million in stockholders' equity. If the value of the ruble significantly depreciates, we may fail to comply with this minimum stockholder equity covenant, which could lead to acceleration of our debt obligations under the Credit Facility Agreement.

See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility Agreement".

        If the exchange rate between the ruble and the US dollar depreciates further, our revenues and operating results for 2009, as reported in US dollars, will be adversely affected.

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

        In the past few years, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, from $2,330 million in 2005, to $3,160 million in 2006, $4,397 million in 2007 and $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, began to experience economic instability. This instability has been characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a forecasted decline in gross domestic product in 2009. As a result of the current economic instability total television advertising spending in Russia has been adversely affected which, in turn, adversely affected our operating results for the first nine months of 2009. The continuing global credit crisis and the related turmoil in the global financial system may continue to have a material negative impact on the Russian economy. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in the first nine months of 2009 was negatively impacted and we expect that advertising spending for the reminder of 2009 will continue to be adversely affected. Moreover, during the nine months ended September 30, 2009, the Kazakh tenge depreciated approximately 20.0% against the US dollar. A reduction in advertising spending in Kazakhstan or further devaluation of the tenge will negatively impact our operating results.

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

        Revenues sold through Video International accounted for approximately 95% of our total operating revenues in 2007, approximately 96% in 2008 and approximately 95% during the nine months ended September 30, 2009. The length of our agreements with Video International varies, with the agreements relating to our Domashny and DTV Networks and DTV Television Station Group expiring at the end of December 2009, the agreements relating to our CTC and Domashny Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. In August 2009, we amended agreements with Video International relating to our Domashny and DTV Networks to extend the terms of such agreements until the end of December 2014. Each of the amended agreements will become effective on January 1, 2010 upon expiration of the existing agreements with Video International. In Kazakhstan, we have an agreement with Video International for the placement of advertising on Channel 31 expiring at the end of December 2010. In addition, we amended the terms of the existing agreement relating to CTC Network. The material terms and conditions of the agreement, such as the commission rate, guarantee of unpaid debt of advertising clients, duration and termination provisions, were unchanged by the amendment.

        The CTC and Domashny Networks' current and amended agreements, DTV Network's amended agreement and Channel 31 agreement are terminable upon 180 days' notice by either party. The existing DTV Network agreement, prior to the amendment, is terminable upon 90 days' notice by either party. We cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

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

        The Russian Federal Anti-monopoly Service has publicly indicated on several occasions in the past that it intends to regulate Video International as a monopoly with a dominant market position or to require the establishment of a public exchange for the sale of advertising; we are not aware of any specific plans to initiate any such efforts at any particular time. If the Federal Anti-monopoly Service were to do so, under applicable anti-monopoly legislation it could impose various restrictions on Video International and its activities, including forced divestitures of companies within the group. Such actions by the Federal Anti-monopoly Service, if implemented, could disrupt Video International's ability to effectively place our advertising, which in turn could have a material adverse effect on our business, financial condition and results of operations.

        Early termination of our agreements with Video International, its inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales for our networks and our owned-and-operated stations and any other disruption in our relationship with Video International would likely have a material adverse effect on our business, financial condition and results of operations.

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

        We have assets recorded on our consolidated balance sheet, such as broadcasting licenses, trade names and goodwill that have indefinite lives and represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that our estimate of the current value of an asset is below the recorded value of that asset on our balance sheet, we record an impairment loss for the difference.

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

We may be required to record a significant charge to our earnings if we are unable to complete acquisitions of Russian businesses or otherwise invest our funds in Russia.

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

        As of September 30, 2009, if this Russian subsidiary were to make 50% or 100% of its accumulated earnings previously earmarked for acquisitions of Russian businesses and reinvestment in operations available for distribution to our US parent company, we estimate that we would be required to record a tax charge in the amount of approximately $5.4 million, and $9.5 million, respectively. The actual amount of the charge, if any, depends on the extent to which we are able to reinvest these accumulated earnings in Russia and several other factors, such as the extent to which we can utilize foreign tax credits to offset the resulting tax liability.

Loss of key personnel could affect our growth and future success.

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. We have recently lost several key personnel, including several important content, production, legal and finance personnel. In addition, we believe that certain competitors are aggressively courting some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to hire replacements and/or retain other qualified personnel on reasonable terms or at all.

A change in the method of measuring television audiences could reduce our audience share and ratings.

        The system of audience measurement has been evolving in Russia as the advertising market has matured and in response to changing Russian demographics. Effective January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that the modification in the audience measurement system decreases CTC's target audience share by up to 0.7 percentage points, which negatively affects CTC's advertising revenues.

        Starting from July 2009, TNS Gallup Media, which measures television audience size in Russia, weights the panel of the 65 measured cities based on broadcasters' technical penetration in a larger group of 125 cities. Following this change, our audience share could be negatively affected if we were to lose an affiliate in one of those additional 60 cities, or if our technical penetration in those additional cities would be lower than our average technical penetration.

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

        We have entered into contracts with Mostelecom to secure the right of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV Group also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

        In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom, which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of 2007. To date, no such resolution has been reached and no further actions taken.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2008, Channel One had an average audience share of 20.9%, while Rossiya's was 17.3% and NTV's was 13.3%. During the nine months ended September 30, 2009, Channel One had an average audience share of 19.0%, while Rossiya's was 17.1% and NTV's was 14.1%. CTC's average audience share during 2008 and nine months ended September 30, 2009 were 9.0% and 8.9%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2009 we had contractual commitments for the acquisition of approximately $42.7 million in programming rights through 2009, $96.3 million in 2010-2011 and $14.3 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Nineteen of our 35 owned-and-operated stations that are currently broadcasting our networks' signals are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining sixteen owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

        Certain of our regional subsidiaries have had, and continue to have, negative equity as reported in their respective Russian statutory financial statements. None of these companies has applied for voluntary liquidation. We are currently considering the steps that can be taken to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of November 3, 2009, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock) and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of November 3, 2009, our directors, executive officers and principal stockholders (holding 5% or more of our outstanding stock), and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 6.    Exhibits

Exhibit Number	Description
10.1	Conditional Amendment and Waiver Consent Letter, dated April 23, 2009, among Raiffeisen Zentralbank Osterreich Aktiengesellschaft, Closed Joint Stock Company "Set Televissionnykh Stantsiy", CTC Media, Inc., Closed Joint Stock Company "New Channel", Limited Liability Company "Marathon-TV" and Closed Joint Stock Company "TV Darial" (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 27, 2009)
10.2*	Separation Agreement between the Company and Alexander Rodnyansky dated June 23, 2009 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 24, 2009)
10.3
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "Network of Television Stations" (CTC Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the CTC Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. KT-1/0707/C-25-400/07 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.4
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "TV Darial" (DTV Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the DTV Network (Addendum No. 2 dated August 6, 2009 to Agency Agreement No. KT-355/1208 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.5
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "New Channel" (Domashny Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the Domashny Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. 4/1207 / D-25-0380/07 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.6*	Amended and Restated Stock Option Agreement dated as of August 24, 2009 between CTC Media, Inc. and Anton Kudryashov
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*
Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: November 5, 2009

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: November 5, 2009

EXHIBIT INDEX

Exhibit Number	Description
10.1	Conditional Amendment and Waiver Consent Letter, dated April 23, 2009, among Raiffeisen Zentralbank Osterreich Aktiengesellschaft, Closed Joint Stock Company "Set Televissionnykh Stantsiy", CTC Media, Inc., Closed Joint Stock Company "New Channel", Limited Liability Company "Marathon-TV" and Closed Joint Stock Company "TV Darial" (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 27, 2009)
10.2*	Separation Agreement between the Company and Alexander Rodnyansky dated June 23, 2009 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 24, 2009)
10.3
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "Network of Television Stations" (CTC Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the CTC Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. KT-1/0707/C-25-400/07 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.4
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "TV Darial" (DTV Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the DTV Network (Addendum No. 2 dated August 6, 2009 to Agency Agreement No. KT-355/1208 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.5
Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "New Channel" (Domashny Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the Domashny Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. 4/1207 / D-25-0380/07 dated as of December 29, 2008, with related agreements, attachments and schedules)
10.6*	Amended and Restated Stock Option Agreement dated as of August 24, 2009 between CTC Media, Inc. and Anton Kudryashov
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Indicates a management contract or compensatory plan, contract or arrangement.