Form 10-K
period 2009-12-31
CTC Media, Inc.
filed 2010-03-01
CIK 1354513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Market on such date, was $622,228,626. The registrant has no non-voting stock.

          There were 154,227,746 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2009, a definitive proxy statement for our annual meeting of stockholders to be held on April 22, 2010. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

 Special Note About Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference herein that are not based on historical information are "forward-looking statements". Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan," "could," "estimate," "intend," "may," "should," "will," and "would" or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding developments in the general economy, globally and in Russia, changes in the Russian television advertising market and changes in the size of our audience and market shares, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in "Item 1A. Risk Factors". For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media's future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed or implied herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

 PART I

Item 1.    Business.

Overview

        We currently operate three Russian television networks:

  •
  CTC—our flagship network, offering entertainment programming targeted at 6-54 year-old viewers,

  •
  Domashny—a network principally targeted at 25-60 year-old women, and

  •
  DTV—a network currently principally targeted at 25-54 year-old viewers.

        Approximately 100 million people are within the coverage of CTC's signal, approximately 62 million people are within the coverage of Domashny's signal, and approximately 60 million people are within the coverage of DTV's signal. We also operate Channel 31, a television network in Kazakhstan; a television channel in Uzbekistan; and a broadcasting group in Moldova, each offering entertainment programming. In addition, we have in-house production operations specializing in television series, sitcoms and shows.

        We generate substantially all of our revenues from the sale of television advertising. In 2009, our share of the total Russian television advertising market was approximately 19.5%. CTC's average overall audience share was 9.0%, making CTC the fourth-most watched broadcaster in Russia. CTC's average audience share in its target demographic was 12.2%. Domashny's average overall audience share was 2.2%, and its average audience share in its target demographic was 2.9%. DTV's average overall audience share was 2.0%, and its average audience share in its target demographic was 2.2%.

        We were incorporated in 1989 and commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from our center in Moscow. We launched Domashny in March 2005 and acquired DTV in April 2008.

Our Business

        We have modeled our business on the major US broadcast television networks. We manage our network programming centrally, own and operate stations or unmanned repeater transmitters in major cities and expand our broadcast coverage through agreements with independent affiliates, which allows us to enhance our coverage without incurring incremental infrastructure costs. In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. At our Domashny and DTV Networks we also pay fees to some independent affiliates of these networks for broadcasting the Domashny or DTV signal. Our network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Our networks' management is responsible for programming, marketing and promotion for CTC, Domashny and DTV, as well as relations with our independent affiliates and with our advertising sales house.

  Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertiser or advertising agency will typically place either a "fixed placement," an amount of advertising placed on a specific broadcaster and time slot by reference to the GRPs to be delivered by that broadcaster during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. Our advertising is currently placed through Video International, an advertising sales house.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on the specific ratings among such groups, rather than among the overall population. CTC's advertising is generally placed on the basis of GRPs achieved in CTC's target audience, the 6-54 demographic; Domashny's advertising is generally placed on the basis of ratings in Domashny's target audience, 25-60 year-old women; and DTV's advertising is generally placed on the basis of ratings in DTV's target audience, 25-54 year old viewers.

        We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, as well as through the sale of sponsorships of our programming and sublicensing of programming content. Video International currently places local advertising on behalf of substantially all of our owned-and-operated stations.

        Role of Video International.    In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, national television advertising is typically sold through so-called "sales houses"—intermediaries between the broadcasters and the advertisers and advertising agencies. We currently have agreements with Video International, the largest sales house, to sell all our national, as well as local advertising for substantially all of our owned-and-operated stations. For more details of these arrangements, see "Item 1A. Risk Factors—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations" and "—We currently rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to be disrupted or if it were to fail to sell advertising on our behalf effectively" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. In 2009, approximately 36% of our total advertising revenues were generated in the fourth quarter.

        Channel One, Rossiya and NTV broadcast more expensive and popular programming during the month of January, which increases their audience shares at the expense of their competitors, including our networks. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

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

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Peoplemeters are installed in a panel of selected cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents (according to Federal State Statistics Services data for the 2007 census), which together account for approximately 48% of the total population of Russia. Because of the relative lack of affluence in smaller communities—and consequently very different consumer habits—we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000. Starting from July 2009, the panel of measured cities is weighted based on broadcasters' technical penetration in a larger group of 125 cities.

        The signals of all our three networks are currently broadcast in each of the 65 cities in the TNS panel in which audience shares were measured in 2009. Starting from 2010, the TNS panel was expanded from 65 to 72 cities, with some changes in weight given to various cities in the panel. Our three networks in Russia also broadcast in these seven additional cities, mostly through cable and independent affiliates. For more details on this, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2009, TNS Gallup Media reported that 90.7% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 76.4% had the ability to receive Domashny's signal, and 68.4% had the ability to receive DTV's signal.

        CTC.    The overall average audience share of CTC was 9.0% in both 2009 and 2008. CTC has been the fourth most-watched broadcaster in Russia for six consecutive years. We believe that our strong positioning reflects our success in promoting the CTC Network and in developing and licensing attractive programming. The table below presents a comparison of CTC's average audience shares for 2005 through 2009 with those of its major competitors:

Average Audience Shares of the
Major National Networks and Channels, 2005-2009

	2005	2006	2007	2008	2009
Channel One	23.0%	21.3%	21.2%	20.9%	18.9%
Rossiya	22.7	19.5	17.1	17.3	17.2
NTV	11.1	12.8	13.9	13.3	14.1
CTC	10.3	10.4	9.0	9.0	9.0
TNT	6.7	6.0	6.7	7.3	6.9
REN-TV	5.0	4.2	4.3	4.5	4.9

        In CTC's principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 12.2% in 2009, 11.8% in 2008 and 11.3% in 2007.

        Domashny.    The overall average audience share of Domashny was 2.2% in 2009 and 2008, compared to 2.0% in 2007. In Domashny's principal target audience, 25-60 year-old women, Domashny had an average audience share of 2.9% in 2009, 2.8% in 2008 and 2.4% in 2007.

        DTV.    We acquired DTV in April 2008. The overall average audience share of DTV in its principal target audience during 2008, the 18+ year-old demographic group, was 1.8%. From the beginning of 2009, the target audience for this channel has changed to 25-54 year-old viewers. In 2009, the overall average audience share of DTV was 2.0% and the overall average principal target audience share was 2.2%.

        Principal network television advertisers.    In 2009, approximately 200 advertisers purchased national advertising on CTC, Domashny and/or DTV. The top ten advertisers, in the aggregate, represented approximately 47% of our total national advertising revenues for the three networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

        We have experienced shifts in the types of advertisers placing national advertising over the past several years, which we believe reflects shifts in the broader market as new types of companies, such as mobile phone providers, have initiated or expanded their advertising on television. Certain advertising sectors, such as financial services or automotive companies, that typically purchase a substantial proportion of total television advertising in more developed media markets do not currently place significant amounts of advertising on Russian television.

  Programming

        In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

  •
  emphasize entertainment programming to support our network brands and the affinity of our audiences;

  •
  target 6-54 year-old viewers on CTC, 25-60 year-old female viewers on Domashny, and 25-54 year-old viewers on DTV;

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

        We are currently repositioning DTV as a crime investigations and action network, focusing on 25-54 year-old viewers. Our target audience share for DTV in 2008 was 18+ year-old viewers.

        Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers. We develop original individual programs and long-running series, including dramas, sitcoms and game shows, in-house or in collaboration with independent production companies located in Russia. Our production is sometimes carried out in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market.

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor's writers to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. Our in-house production team or an external production company then undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process. A significant portion of the original Russian programming that we broadcast on CTC in 2009 was produced in-house.

        We have also entered into license agreements with Russian studios and distributors for the rights to broadcast recent Russian made-for-cinema films.

        International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Brothers. These contracts give us the right to broadcast a broad range of feature films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC and Globo International in the UK, Eurokim in Slovakia and TF1 in France. We also license international programming from Russian distributors. We translate and dub foreign programming into Russian using contract translators.

        Cost-effective programming.    Although we own the programming we produce in-house, we have not historically owned our programming or maintained a program library of owned titles. Instead, we have licensed and, with respect to programming produced by third-party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows—bundling less popular titles with titles that are expected to be particularly successful. In addition, to date some distributors have agreed to arrangements pursuant to which two or more broadcasters in Russia may "share" the rights to multiple showings of certain movies or shows at different times, resulting in lower licensing costs for each broadcaster. For example, our agreement with Sony permits us to sublicense certain programming rights to certain channels in Russia. We have entered into such agreements with Channel One, pursuant to which we "share" with Channel One the rights to multiple runs of certain programming available under the agreement, primarily blockbuster movies. By sharing programming rights, the cost to us of these rights is materially reduced.

        Programming format and schedule.    We follow a "daypart" format on our networks and have designed our broadcast schedules in a manner similar to that of a US television network. We research, map and analyze our audience flow and incorporate the results into our program development, acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer characteristics and preferences.

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

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting women viewers. Approximately 17% of programming broadcast on Domashny in 2009 was original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking programs and similarly formatted programs. Such shows are designed to appeal to the network's target audience and are typically less expensive to produce than original drama series or sitcoms.

        DTV.    We are in the process of repositioning DTV as a crime/investigation and action entertainment network, focusing on 25-54 year-old viewers. The programming for DTV consists of quality foreign series and movies as well as Russian original drama series, sitcoms, docu-reality, docu-fiction and talk-shows produced specifically for DTV.

  Marketing and promotion

        Our marketing team promotes awareness of our networks among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, new shows, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, internet advertising, print advertisements and outdoor media.

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

  Transmission

        From our headquarters in Moscow, our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and then by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across 11 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems, one of which is owned by the Russian Satellite Communications Company, a state-owned company, and another by Gazprom Kosmicheskiy Systemy, an affiliate of state-controlled Gazprom. We also have an agreement with a third satellite facility owned by Geo Telecom Satellite Services which is used to transmit the DTV signal, as well as a back-up facility for other channels. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal to between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

  Distribution

        Our signals are broadcast by the owned-and-operated stations and unmanned repeater transmitters in our Television Station Groups, as well as by our independent affiliate stations and local cable operators.

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and DTV Television Station Groups. Our CTC Television Station Group includes 45 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 32 owned-and-operated stations and unmanned repeaters, and our DTV Television Station Group includes 31 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or DTV networks, including national advertising. Repeater transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 45.0% technical penetration for CTC Network (or 49.6% of its total penetration of 90.7%); 40.7% technical penetration for Domashny Network (or 53.3% of its total penetration of 76.4%); and 33.8% technical penetration for DTV Network (or 49.4% of its total penetration of 68.4%).

        Historically we have found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations. In general, we seek majority control of the stations we acquire or establish. We are either the sole or majority shareholder of all but two of our Russian owned-and-operated stations.

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our networks' programming and national advertising. Our independent affiliates provide 45.7% technical penetration for CTC (or 50.4% of its total penetration of 90.7%); 35.7% technical penetration for Domashny (or 46.7% of its total penetration of 76.4%); and 34.6% technical penetration for DTV (or 50.6% of its total penetration of 68.4%). Approximately 50% of CTC's independent affiliates have signed written agreements with us that generally require them to broadcast the CTC signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding. Approximately 20% of Domashny's affiliates have signed written agreements with us, with the remainder generally governed by letters of understanding. Approximately 90% of DTV's affiliates have signed written agreements with us.

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

        In addition, the television broadcasting industry is continuously faced with technological change and innovation. Commercial free-to-air television broadcasting in Russia will likely face future competition from digital broadcasters, interactive video and data services, information and data services delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems and other video delivery systems.

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

        The table below provides certain key statistics about CTC, Domashny, DTV and their major television competitors:

				Average All 4+ audience share
	Technical penetration	Principal target audience (age)(1)
				2008	2009
Channel One	99.4%	All 18+		20.9%	18.9%
Rossiya	99.0	All 18+		17.3	17.2
NTV	96.4	18-45		13.3	14.1
CTC	90.7	6-54		9.0	9.0
TNT	88.8	18-45		7.3	6.9
REN-TV	85.6	18-45		4.5	4.9
TVC	78.2	18-54		2.9	3.1
TV-3	75.2	18-54		2.7	2.8
Domashny	76.4	25-60 (women	)	2.2	2.2
DTV	68.4	25-54	(2)	1.8	2.0

(1)
CTC Media estimates.

(2)
In 2008 the target audience for DTV was All 18+. Starting in 2009, we repositioned DTV to target 25-54 year-old viewers.

  Principal competitors

        To date, our primary competitors have been the major networks and channels owned in whole or in part by the state (Channel One and Rossiya), as well as NTV, controlled by state-controlled Gazprom Media. With large direct and indirect government subsidies, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

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

        Rossiya.    Rossiya, the state-owned television channel, is the second largest television broadcaster in Russia in terms of audience share. Following the partial privatization of Channel One, Rossiya is one of the few remaining 100% state-owned channels in Russia. Rossiya remains a primary source of government-sponsored news and information programs. Rossiya's programming schedule includes the channel's trademark program Vesti (News); political programs; a variety of Russian-produced series and made-for-television films; talk and game shows; documentaries; some foreign-produced programming, including blockbuster movies; and major sports programming. The channel was also one of the first Russian broadcasters to attempt its own large-scale television film production.

        NTV.    NTV's programming consists of information and entertainment programming, with a major emphasis on news, documentaries and Russian series and shows. Gazprom Media, part of the state-controlled Gazprom natural gas and oil company, owns a controlling interest in NTV. NTV is the third largest broadcaster in Russia in terms of audience share.

        TNT.    TNT is an entertainment network which targets primarily younger demographics. It produces a large proportion of its own programming and, as a result, broadcasts primarily Russian-produced programming, including entertainment, talk shows, reality shows, sitcoms, comedy shows and children's programming. In addition, TNT also airs foreign comedy movies in prime time. Like NTV, TNT's principal shareholder is Gazprom Media. In 2009, with an average share of 6.9%, TNT was the fifth largest television broadcaster in Russia in terms of audience share.

        REN-TV.    REN-TV broadcasts news and analytical programs, documentaries, entertainment programs, sports news, sporting events, popular foreign series and Hollywood movies. Like TNT, REN-TV produces a large percentage of its own programming. With an average audience share of 4.9%, REN-TV was the sixth largest television broadcaster in Russia in terms of audience share in 2009.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2009, there were a total of approximately 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC, Domashny and/or DTV:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2009
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	78.2	3.1
TV-3	1998	Foreign programming, primarily science-fiction and mystical series and documentaries	75.2	2.8

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for the content we broadcast.

        We have registered trademarks for the "CTC", "Domashny", "DTV" and "CTC Media" name and logo in the Russian Federation. In addition we have registered trademarks for the "CTC Media" name and logo in Australia, Singapore, Great Britain, Denmark, Norway, Ireland, Georgia, Cyprus, Hungary, Benelux, Armenia, Kazakhstan and Democratic Peoples Republic of Korea in accordance with the international trademark registration procedure under the Madrid Protocol.

Employees

        The following table sets forth the number of our employees as of December 31, 2009, and a breakdown by function.

	Corporate	Networks	Television Station Groups	CIS	Production	Total
CEO Office	3	—	—	—	—	3
Regional Infrastructure and IT	4	83	243	114	—	444
Finance and Legal	28	43	83	29	13	196
Sales	—	27	54	12	2	95
Marketing	2	48	19	11	—	80
TV Channels and Programming	14	158	—	3	—	175
Production	1	—	1	9	64	75
Research	1	6	—	1	—	8
Security	1	1	—	—	—	2
Strategy and Development	8	—	—	—	—	8
Organizational Development, Administration and Human Resources	16	29	2	2	9	58
Broadcasting outside Russia	1	—	—	6	—	7

Total employees	79	395	402	187	88	1,151

Financial Information by Operating Segment

        For financial information by operating segment, see "Item 8. Financial Statements and Supplementary Data—Note 16, Segment Information".

 AVAILABLE INFORMATION

        We file reports, proxy statements and other documents with the Securities and Exchange Commission, or the SEC, which are available on the SEC's Internet site at http://www.sec.gov. You may also read and copy any document we file at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room.

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

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks relating to our business and industry

Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that sells all of our national advertising and substantially all of our regional advertising, currently controls more than 35% of the Russian TV advertising market.

        As a result of this amendment, we anticipate that the structure of the Russian TV advertising market will change and that the number of sales houses will increase. In addition, it is possible that a greater portion of TV advertising sales will be made directly by broadcasters' in-house sales teams, rather than through sales houses.

        The amended law contains some provisions that are difficult to interpret and uses terminology that falls outside common industry practice. As of yet, it is unclear if any official interpretive guidance will be issued. In light of these ambiguities and lack of clarity, further amendments to the law are possible.

        The amended law may require us to change how we sell advertising. We may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same revenues, at the same margins, as we have enjoyed historically. The amended law could therefore have a material adverse effect on our business, financial condition and results of operations.

We currently rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to be disrupted or if it were to fail to sell advertising on our behalf effectively.

        National television advertising in Russia and other CIS countries has historically not been placed directly with broadcasters, but rather through so-called "sales houses". In Russia, Video International currently controls the placement of a large portion of our national television advertising, and also places local advertising for our regional television stations. Revenues generated through Video International accounted for approximately 95% of our total operating revenues in 2007, 96% in 2008 and 94% in 2009.

        The length of our agreements with Video International varies, with the agreements relating to our CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. Agreements relating to our Domashny and DTV Networks expire at the end of December 2014. Our current agreements with Video International are terminable upon 180 days' notice by either party, and we cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

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

        Early termination of our agreements with Video International, its inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales and any other disruption in our relationship with Video International resulting from the recent amendment to the Russian advertising law or otherwise would likely have a material adverse effect on our business, financial condition and results of operations. See "—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. In particular, from time to time we air one or two "hit" series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that "hit" series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we do not consistently select programs or obtain rights to programs that achieve particularly high audience shares in key time slots, our overall audience share and, therefore, our revenues will be adversely affected.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies experience further deterioration.

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

        More recently, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, from $2,330 million in 2005, to $3,160 million in 2006, $4,397 million in 2007 and $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, began to experience economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product in 2009. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia has been adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. If the economic instability continues, it may continue to have a material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results for 2010.

        Like Russia, Kazakhstan has also been experiencing economic instability. As a result, total television advertising spending in 2009 was negatively impacted and we currently expect advertising spending in 2010 to continue to be adversely affected. Moreover, during 2009 the Kazakh tenge depreciated approximately 18.6% against the US dollar. Both of these factors negatively impacted operating results for our Kazakh network in 2009. A further reduction in advertising spending in Kazakhstan or further devaluation of the tenge will negatively impact our operating results.

Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. The overall depreciation of the Russian ruble for 2008 amounted to approximately 16.5%. The Russian ruble depreciated a further 2.9% against the US dollar during 2009 and, as a result, the average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008. This depreciation had a material negative impact on our reported results of operations for 2009.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Moreover, as of December 31, 2009 we had $28.3 million in outstanding principal and accrued interest under our Credit Facility Agreement. Although we have and may continue to enter into hedging transactions in an effort to reduce some of our foreign exchange risk, we continue to be negatively impacted by the depreciation of the ruble.

        If the exchange rate between the ruble and the US dollar depreciates further, our revenues and operating results for 2010, as reported in US dollars, will be adversely affected.

Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        The system of audience measurement in Russia, currently run by TNS Gallup Media, has been evolving as the advertising market has matured and in response to changing Russian demographics.

        Effective January 1, 2009, the audience measurement system was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that the modification in the audience measurement system decreases CTC's target audience share by up to 0.7 percentage points compared with the system that was in place prior to 2009, which negatively affects CTC's advertising revenues.

        Starting from July 2009, TNS Gallup Media weights the panel of measured cities based on broadcasters' technical penetration in a larger group of 125 cities. Following this change, our audience share could be negatively affected if we were to lose an affiliate in one of that larger group of cities, or if our technical penetration in those additional cities were to be lower than our average technical penetration.

        In January 2010, the size of the panel itself was increased from 65 to 72 cities. Each of our Russian networks broadcast in these additional cities, mostly through cable or independent affiliates. In addition, TNS Gallup Media made changes to the relative weighting of the cities in the panel. Although this re-weighting did not have a negative effect on our revenues on a consolidated basis, it did result in an impairment of some of our affected broadcasting licenses on a stand-alone basis. See "—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or that any further changes in the measurement systems will not result in a decrease in our audience share and therefore a material decrease in our advertising revenues.

A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income.

        We have intangible assets recorded on our consolidated balance sheet, such as broadcasting licenses, trade names and goodwill, that have indefinite lives and represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that our estimate of the current value of an asset is below the recorded value of that asset on our balance sheet, we record an impairment loss for the difference.

        As a result of the economic instability that arose in the second half of 2008, we recorded a noncash impairment losses that had a net effect on our 2008 net income of $153.7 million. This loss related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova.

        More recently, a change in the weighting given to panel cities by TNS Gallup Media required us to re-assess the carrying value of our broadcasting licenses in certain panel cities and, as a result, we recorded impairment losses that had a net effect on our net income of $15.0 million in the fourth quarter of 2009.

        In the future, events and changes in circumstances may again impact the carrying value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income.

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

        The Ownership Law contains a "grandfathering" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may in any event ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

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

        The Mass Media Law could in the future be interpreted by Russian governmental authorities or a court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs. In addition, the Ownership Law described above could be implemented or interpreted to apply in some respects to foreign holdings existing at the time of adoption of the law. In either case, it is possible that Russian governmental authorities could suspend or revoke broadcasting licenses or permits held by our networks and our owned-and-operated stations, or fail to renew any such licenses. If any law were to be adopted or interpreted to restrict indirect foreign ownership and control of Russian television broadcasters, and did not contain a "grandfather" clause with respect to existing holdings, CTC Media could be obliged to restructure its group in order to comply with such requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew broadcasting licenses or permits held by our networks or our owned-and-operated stations, or could take other actions against us that could limit our ability to operate.

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

We recently completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating our recently acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009, we acquired several regional stations. While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses poses significant risks to our existing operations, including:

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

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. From time to time, there are discussions in the Russian government regarding imposing additional restrictions on television advertising, such as limiting the types of products that may be advertised, limiting the number of advertising breaks allowed in certain programs or requiring channels to devote more broadcast time to public service announcements. If legislation were introduced to further limit our ability to broadcast paid advertising, we cannot guarantee that increases in advertising prices, if any, or any other steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced.

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2009, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our networks' target demographics. Continued decline in the appeal of television generally and, in particular, in our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium, which, in turn, could have a material adverse effect on our results of operations.

Competition for quality programming in Russia is intense and any failure to secure a steady supply of popular programming may negatively affect our audience shares, which in turn could have a material adverse affect on our results of operations.

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

        If we are unable to produce or secure a steady supply of high-quality programming, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, or we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        The broadcasting licenses of our affiliate stations also contain various restrictions and obligations, including requirements with respect to the minimum amount of Russian-produced programming (usually requiring at least 50%) as well as locally-produced programming. Our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that requires that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot. Channel 31 has not always been in full compliance with these requirements. If the terms of a license are not complied with, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

        The loss of an existing broadcasting license, or the failure to obtain a broadcasting license in a new market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The inability of our affiliates to renew existing licenses upon expiration of their terms could result in the loss of audience share.

        The renewal of existing licenses is often subject to the exercise of broad discretion by governmental authorities. At any given time, several of our owned-and-operated stations and many of our independent affiliates are operating pursuant to broadcasting licenses that have expired and/or are in the process of being renewed, modified or extended. The inability to renew an existing broadcasting license, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The loss of independent affiliates could result in a loss of audience shares.

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

We rely on third parties for the production of some of our original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

        Although we produce an increasing percentage of our original programming in-house, we continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

        In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, for example, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and then amplified for retransmission within the buildings. The original system, which was introduced in the 1960's, carried only six VHF channels. Mostelecom, the local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom's systems where capacity was increased.

        We have entered into contracts with Mostelecom to secure the right of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

        In April 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom, which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of 2007. While discussions continue on resolving this matter, to date, no resolution has been reached and no further actions have been taken.

        If we were to be denied continued access to the cable systems that carry our networks' signals in Moscow or St. Petersburg, our technical penetration would be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Moreover, if we were required to pay transmission fees to these cable operators, our operating costs would be increased, possibly materially.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2008, Channel One had an average audience share of 20.9%, while Rossiya's was 17.3% and NTV's was 13.3%. During 2009, Channel One had an average audience share of 18.9%, while Rossiya's was 17.2% and NTV's was 14.1%. CTC's average audience share during both 2008 and 2009 was 9.0%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In addition to competing with other free-to-air broadcasters, we compete with pay-television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall viewing market, the pay-television market in Russia is smaller than in the United States and Western European countries. Audience share for Russian pay-television is, however, increasing. In other countries, such as the United States, growth in pay-television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If pay-television services continue to grow their customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

We may face additional expenses and increased competition in connection with the planned transition from analog to digital broadcasting in Russia.

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. The specific terms of the transition are not yet known. Depending on the terms of the transition, we may face competition from other parties for digital frequencies or other access, and are likely to face additional costs in connection with requirements for new equipment and added staffing. We may also face increased competition from other broadcasters that may make the transition to digital broadcasting more quickly or efficiently than we do, or that are more successful in taking advantage of the new digital platform to introduce a better programming offering.

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2009 we had contractual commitments for the acquisition of approximately $105.9 million in programming rights through 2010 and $65.5 million in 2011-2012. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        Over half of our owned-and-operated stations are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities, and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate our existing stations.

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

        Our networks signals originate in Moscow and are uplinked to multiple separate satellite systems that transmit our networks signals to our affiliate stations and unmanned repeater transmitters. Despite our back-up systems, from time to time we experience signal failures. Prolonged or repeated disruptions in our signals could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of our ability to transmit our signals, even though such an event could have a significant negative impact on our business.

One of our principal stockholders owns a 50% interest in a Russian pay television network, and its interests may conflict with ours.

        One of our principal stockholders, MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), acquired a 50% interest in Raduga Holdings in February 2010. Raduga is the sole owner of LCC DaoGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. All of our Russian networks are currently carried by Raduga TV.

        Although we do not currently operate in the pay-TV market, and do not currently compete with Raduga TV, MTG's interest in another Russian television business may result in conflicts of interest among MTG, our company and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

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

        The recent disruption in the world credit markets has also negatively impacted the banking sector in Russia. There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including subsidiaries of foreign banks. Of that balance, a significant portion is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and approximately 17% of our independent affiliates, as well as two of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

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

        In addition, several key Russian laws, including the amendment to the Law on Advertising and the Ownership Law (both discussed above), have only recently been enacted or have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation, the lack of consensus about the scope, content and pace of economic and political reform and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may place the enforceability and underlying constitutionality of laws in doubt and result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        In addition, an effective parent is secondarily liable for an effective subsidiary's debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of an effective parent. This is the case no matter how the effective parent's capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the effective parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in CTC Media's position as an effective parent, it could be liable in some cases for the debts of its effective subsidiaries. Although the total indebtedness of CTC Media's effective subsidiaries is currently immaterial, it is possible that CTC Media could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of February 24, 2010, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of February 24, 2010, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, over 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office and production space of approximately 3,300 square meters. We also lease approximately 5,700 square meters of office and operations space in Moscow under leases that expire during 2010. The fiber optic cable that transmits our network signals to the satellite transmission center originates at our leased facilities.

        We are currently in negotiations to lease a new office facility in Moscow. If these negotiations are successful, this new facility would serve as our principal office location in Moscow.

        Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3.    Legal Proceedings.

        We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2009.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on The NASDAQ Global Select Market under the symbol CTCM. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
2009
First quarter	$6.01	$2.37
Second quarter	$13.18	$4.49
Third quarter	$17.31	$9.35
Fourth quarter	$20.07	$12.43
2008
First quarter	$31.75	$25.00
Second quarter	$30.28	$24.27
Third quarter	$25.12	$14.12
Fourth quarter	$15.69	$2.94

        As of December 31, 2009, there were approximately four holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2009, which is the last business day of our most recently completed fiscal year, was $14.90.

        To date, we have never paid cash dividends on our common stock. On February 24, 2010, our board of directors declared a dividend of $0.065 per outstanding share of common stock, or $10,024,803.49 in aggregate (assuming no further exercises of stock options prior to the record date), to our stockholders of record as of March 10, 2010. The payment date of this dividend will be March 31, 2010. Our board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in each of June, September and December 2010. While it is our board's current intention to declare and pay these three future dividends, there can be no assurance that they will in fact be declared and paid. Any such declaration is at the discretion of our board and will depend upon factors such as our earnings, financial position and cash requirements during 2010.

        Our dividend policy going forward is subject to review and revision by our board of directors and any future payments, other than the dividend to be paid on March 31, 2010, will depend upon our earnings, financial position and cash requirements and any other factors that our board of directors may deem relevant.

        We did not purchase any shares of our common stock in 2009.

Item 6.    Selected Financial Data.

        You should read the following consolidated financial data in conjunction with our consolidated financial statements, including the related notes, and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." The results shown herein are not necessarily indicative of the results to be expected for any future periods.

 SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2005	2006	2007	2008	2009
	(in thousands of US dollars, except share and per share data)
Statement of Income (Loss) Data:
REVENUES:
Advertising (including related party revenue)	$232,410	$357,334	$452,669	$623,336	$483,945
Sublicensing (including related party revenue)	3,088	11,322	17,006	14,016	20,999
Other revenue (including related party revenue)	1,979	2,178	2,381	2,819	1,169

Total operating revenues	$237,477	$370,834	$472,056	640,171	506,113

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and inclusive of stock-based compensation)	(12,747)	(15,774)	(19,596)	(37,514)	(37,422)
Selling, general and administrative (exclusive of depreciation and amortization and inclusive of stock-based compensation)	(41,229)	(56,297)	(68,878)	(93,414)	(100,799)
Amortization of programming rights	(77,351)	(118,026)	(153,531)	(220,557)	(178,392)
Amortization of sublicensing rights	(2,043)	(6,773)	(9,629)	(8,443)	(6,832)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(13,920)	(19,651)	(27,361)	(13,379)	(11,454)
Impairment loss	—	—	—	(232,683)	(18,739)

Total operating expenses	(147,290)	(216,521)	(278,995)	(605,990)	(353,638)

Operating income	90,187	154,313	193,061	34,181	152,475
Foreign currency gains (losses)	(877)	1,579	151	(28,861)	(4,555)
Interest income (including related party interest income)	3,101	3,479	11,002	6,221	6,087
Interest expense (including related party interest expense)	(8,525)	(1,774)	(3)	(9,434)	(6,959)
Gain on sale of businesses	—	919	747	—	—
Other non-operating (losses) income, net	206	(200)	1,168	776	1,060
Equity in income (losses) of investee companies	578	1,896	(1,195)	1,511	537

Income before income tax	84,670	160,212	204,931	4,394	148,645

Income tax expense	(24,861)	(48,969)	(63,176)	(19,874)	(45,626)

Consolidated net income (loss)	$59,809	$111,243	$141,755	$(15,480)	$103,019

(Income) loss attributable to noncontrolling interest	(2,514)	(4,918)	(5,842)	37,934	(2,630)

Net income attributable to CTC Media, Inc. stockholders	$57,295	$106,325	$135,913	$22,454	100,389

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.39	$0.73	$0.90	$0.15	$0.66

Diluted	$0.37	$0.69	$0.86	$0.14	$0.64

Weighted average common shares outstanding:
Basic	79,339,024	117,880,814	151,731,780	152,146,559	152,223,165

Diluted	154,344,956	154,077,957	158,311,967	158,187,922	157,452,763

	December 31,
	2005	2006	2007	2008	2009
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$15,300	$176,542	$307,073	$98,055	$84,441
Intangible assets, net	41,094	53,371	83,216	219,423	214,420
Goodwill	68,273	70,768	78,674	223,027	226,116
Programming rights, net	66,468	65,901	99,184	120,007	143,611
Working capital(1)	45,692	232,289	379,815	70,385	134,914
Total assets	273,697	484,797	694,680	806,829	851,320
Short-term loans	4,068	—	—	62,165	28,278
Long-term loans	37,188	210	224	28,438	—
Total stockholders' equity	181,013	424,141	615,074	547,070	663,824

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2005	2006	2007	2008	2009
CTC Network Operating Data:
Average audience share	10.3%	10.4%	9.0%	9.0%	9.0%
Technical penetration	85%	86.6%	87.4%	87.5%	90.7%

	Year ended December 31,
	2006	2007	2008	2009
Domashny Network Operating Data:
Average audience share	1.4%	2.0%	2.2%	2.2%
Technical penetration	58.2%	64.8%	71.0%	76.4%

	Year ended December 31,
	2008	2009
DTV Network Operating Data:
Average audience share	1.8%	2.0%
Technical penetration	61.0%	68.4%

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

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and television channels in Uzbekistan and Moldova, each offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

        We currently organize our operations into eight business segments: CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 90.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home", Network is targeted principally at 25-60 year-old women. Domashny's technical penetration is 76.4% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers (18+ year-old viewers in 2008). DTV's technical penetration is 68.4% with its signal covering approximately 60 million people in Russia. We acquired DTV Network in April 2008.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group manages its 45 owned-and-operated stations and repeater transmitters. The Domashny Station Group manages its 32 owned-and-operated stations and repeater transmitters. The DTV Television Station Group manages its 31 owned-and-operated stations and repeater transmitters. Our Television Station Groups provide 45.0% technical penetration for the CTC Network (or 49.6% of its total penetration of 90.7%); 40.7% technical penetration for the Domashny Network (or 53.3% of its total penetration of 76.4%); and 33.8% technical penetration for the DTV Network (or 49.4% of its total penetration of 68.4%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition in February 2008 of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. The operating results of our television channel in Uzbekistan are also included in this segment. From October 2008, the operating results of our broadcasting group in Moldova have been included in this segment.

  Production Group

  •
  Production Group.  Our Production Group comprises of our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks. We acquired these production operations in April 2008.

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

        Overall demand for television advertising in Russia had experienced significant growth in recent years due to improved general business and economic conditions, including the levels of gross domestic product ("GDP"), disposable income and consumer spending. In recent years, the Russian advertising market was one of the largest and fastest growing in Europe. Beginning in the second half of 2008, however, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product in 2009. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent levels of international prices have adversely affected and may continue to adversely affect its economy. Total television advertising in Russia has been adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. If the economic instability continues, it may continue to have a material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results for 2010.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. The overall depreciation of the Russian ruble for 2008 amounted to approximately 16.5%. In 2009, the ruble depreciated a further 2.9% against the US dollar and, as a result, the average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008. In addition, in 2009, the Kazakh tenge depreciated approximately 18.6% against the US dollar. The depreciation of our local currencies had a material negative impact on our reported results of operations for 2009.

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. We completed several significant acquisitions in 2008. We also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, Video International, a "sales house", controls the placement of a large portion of national television advertising in Russia. Since 1999, Video International has placed our national advertising on an exclusive basis. Since 2006, we have engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in 2008 and 2009.

        As a result of a recent amendment to the Russian advertising law that will become effective in 2011, television broadcasters will be prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International currently controls sales of more than 35% of the Russian television advertising market. Because of ambiguities in the amended advertising law, however, we have not yet been able to assess the impact the change in the law will have on our relationship with Video International and the manner in which we place our national and local advertising. See "Item 1A. Risk Factors—Recent changes in Russian law may fundamentally change the way we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of ratings in CTC's target audience, the 6-54 year-old demographic; Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and DTV's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers.

        We generally derive no direct revenues from our independent affiliates. These independent affiliates broadcast our network signal in their local areas in exchange for the right to broadcast local advertising during designated time windows, from which they derive their own revenues. We also pay fees to some of our independent affiliates in exchange for broadcasting our network signals. By providing us with a means of expanding our broadcast coverage with limited investment on our part, these independent affiliates help to increase our audience share and ratings, thereby indirectly increasing our national advertising revenues.

        Television advertising sales vary over the course of the year. As a result of seasonal trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2009, approximately 36% of our total annual advertising revenues were generated in the fourth quarter, as compared to the fourth quarter of 2008 and 2007 where we generated 29% and 35%, respectively, of our total annual advertising revenues.

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

Our Agreements with Video International

        In Russia, we have several agreements with Video International for the placement of advertising on each of our networks and each of our Television Station Groups. The length of these agreements varies, with the agreements relating to our CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. Agreements relating to our Domashny and DTV Networks expire at the end of December 2014. In Kazakhstan, we have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010.

        A recent amendment to the Russian advertising law that will become effective in 2011 will prohibit us from entering into agreements with an advertising sales house that controls more than 35% of the Russian television advertising market, such as Video International. Because of ambiguities in the amended advertising law, however, we have not yet been able to assess the impact the change in the law will have on our relationship with Video International and the manner in which we place our national and local advertising. See "Item 1A. Risk Factors—Recent changes in Russian law may fundamentally change the way we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Under the terms of our existing agreements with Video International relating to our networks, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients of our networks to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of our network's gross advertising revenues for the year. These guarantees are not applicable in the event of a material downturn in the Russian economy or the cessation of foreign currency trading in Russia for more than 90 days.

        The CTC, Domashny and DTV Networks' agreements are terminable upon 180 days' notice by either party. As compensation for early termination, the terminating party under such agreements generally must pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. If, however, the CTC or Domashny Network agreements were to be terminated upon six months' notice by either party as of January 1 of any year, no termination fee would be payable.

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

Recent Acquisitions and Disposals

        In November 2009, we acquired a 100% interest in OOO Shestoy Kanal, a television station in Ulyanovsk, for a total cash consideration of $1.3 million.

        In December 2009, we acquired a 100% interest in a Volzhskaya broadcasting group consisting of five television stations in the Russian cities of Ulyanovsk, Cheboksary, Ivanovo and Kirov, for a total cash consideration of $12.2 million.

        In January 2010, we sold our 100% interest in a Kazakh radio station for a total cash consideration of approximately $2 million.

Credit Facility Agreement

        In June 2008, we entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders (the "Lenders"), to borrow $135 million (the "Loan Amount"). In July 2008, we drew-down the full Loan Amount and applied all of the proceeds of such draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group in 2008 and to satisfy the DTV Group's indebtedness due to MTG.

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the Lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Loan Amount paid on each of December 22, 2008, June 22, 2009 and December 22, 2009, and the remaining outstanding principal amount (as adjusted for any prepayments) being payable on June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period.

        Under the terms of the Credit Facility Agreement, we must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on certain dividend payments, liens, investments, indebtedness, fundamental changes, acquisitions, changes in control, dispositions of property and transactions with affiliates. As of December 31, 2008 and 2009, the amounts outstanding under the Credit Facility and interest accrued thereon were $90.4 million and $28.3 million, respectively. Although the final installment of principal under the Credit Facility Agreement is not due until June 22, 2010, we will prepay all amounts outstanding under the Credit Facility Agreement on March 22, 2010.

        As of the date of this Annual Report on Form 10-K, we believe that, other than as described below, we are in compliance with the covenants of the Credit Facility Agreement. Because our board of directors declared a dividend on February 24, 2010 at a time when principal continues to be outstanding under the Credit Facility Agreement, we may technically be in default of the covenant in the Credit Facility Agreement restricting the declaration and payment of dividends. However, given that the dividend will not be paid until after we repay all outstanding principal and interest under the Credit Facility Agreement on March 22, 2010 (and we could repay the principal and interest earlier if the lenders required us to do so), we do not believe that this possible technical violation of the Credit Facility Agreement will have any material adverse consequences for us. For details on the dividend declaration and payment, see "Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

        The Credit Facility Agreement is denominated in US dollars and therefore we must pay principal and interest payments on the loan in US dollars. In October 2008, we entered into a foreign exchange forward contract to reduce our foreign exchange risk related to a portion on such payments. Under that forward exchange contract, we were previously obligated to buy an aggregate of $51 million at a RUR/US$ exchange rate that ultimately proved to be more favorable for us than the prevailing exchange rates at the time of purchase. Our remaining obligation under that forward exchange contract is to purchase $15 million at a rate of RUR 28.84 for each $1.00 on June 15, 2010. The prevailing exchange rate as of February 24, 2010 was RUR 30.15 to $1.00.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2009. The preparation of these consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

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

        In conjunction with the acquisition of the production companies, programming rights include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming as a component of film costs. Internally-produced programming is stated at the lower of amortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally produced programming is classified as non-current.

        We amortize programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates or possibly the recognition of an impairment charge to consolidated statement of income (loss).

        We recognized impairment charges on our programming rights of $5.7 million, $16.6 million and $14.9 million for 2007, 2008 and 2009, respectively.

Stock-based compensation expense

        We have several stock-based compensation programs. See "Item 8. Financial Statements and Supplementary Data—Note 13, Stockholders' Equity" for a discussion of these programs.

        We estimate the fair value of stock options at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than our employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the options, future employee turnover rates, future employee stock option exercise behavior and the fair value of our common stock on the date of grant. Since our IPO in June 2006, we determine the fair value of our common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

        We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to change in stock-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

Foreign currency translation

        Substantially all of our Russian advertising revenues for 2007, 2008 and 2009 was denominated in rubles and we currently expect that these revenues will continue to be denominated principally in rubles for the foreseeable future. Accordingly, the functional currency of the Company's subsidiaries domiciled in Russia is the Russian ruble. In 2008, upon its acquisition, we determined that the functional currency of the Channel 31 Group was the Kazakh tenge. Our reporting currency is the US dollar. Translation of financial statements into US dollars has been performed by using the current rate method. We translate assets and liabilities at the rate of exchange prevailing at the applicable balance sheet date and stockholders' equity is translated at the applicable historical rate. We translate revenue and expenses at monthly average rates of exchange. Translation gains and losses are included as part of the accumulated other comprehensive income.

Accounting for acquisitions; goodwill and other intangible assets

        In accordance with accounting for business combinations, we allocate the purchase price of our acquisitions to all the assets acquired and liabilities assumed based on their estimated fair values. On January 1, 2009, we adopted new guidance on business combinations. The new guidance changes the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred and valuing noncontrolling interests at fair value at the acquisition date. In addition, after the adoption of the new accounting guidance, the reversal of tax contingencies related to our acquisitions are recorded in our consolidated statements of income (loss) and not as an adjustment to goodwill.

        The fair value assigned to intangible assets acquired is supported by valuations using estimates and assumptions provided by management. If we had made different estimates, the amount of the purchase price attributable to intangible assets and goodwill would have changed, resulting in changes to the annual amortization charge recorded in our consolidated statements of income (loss) as well as reclassifications between goodwill and different types of intangible assets.

        In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the Russian broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life and effective January 1, 2008, we changed our estimate for the useful lives of these licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. See "—Comparison of Consolidated Results of Operations for the Years ended December 31, 2007, 2008 and 2009—Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)".

        We evaluate the goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review are: under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition.

        Our annual assessment of the carrying values of goodwill and other intangible assets with indefinite lives is based on discounted projected future cash flows. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies". As of December 31, 2008, we have recorded noncash impairment losses totaling $232.7 million related to intangible assets recorded in connection with acquisitions completed in 2008. As of December 31, 2009, we have recorded noncash impairment losses totaling $18.7 million related to broadcasting licenses. See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

Tax provisions and valuation allowance for deferred tax assets

        Our actual Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2009 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies see "Item 8. Financial Statements and Supplementary Data—Note 12, Income Taxes and Note 15, Commitments and Contingencies".

        We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of probability of realization of deferred tax assets may affect our effective income tax rate.

        Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be exposed to an impairment charge that could be material.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2007	2008	2009
REVENUES:
Advertising	95.9%	97.4%	95.6%
Sublicensing and own production revenue	3.6	2.2	4.1
Other revenue	0.5	0.4	0.2

Total operating revenues	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and inclusive of stock-based compensation)	(4.2)	(5.9)	(7.4)
Selling, general and administrative (exclusive of depreciation and amortization; inclusive of stock-based compensation)	(14.6)	(14.6)	(19.9)
Amortization of programming rights	(32.5)	(34.5)	(35.2)
Amortization of sublicensing rights and own production cost	(2.0)	(1.3)	(1.3)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(5.8)	(2.1)	(2.3)
Impairment loss	—	(36.3)	(3.7)

Total operating expenses	(59.1)	(94.7)	(69.9)

Operating income	40.9	5.3	30.1
Foreign currency gains	0.0	(4.5)	(0.9)
Interest income	2.3	1.0	1.2
Interest expense	(0.0)	(1.5)	(1.4)
Gains on sale of businesses	0.2	—	—
Other non-operating income, net	0.3	0.1	0.2
Equity in income (losses) of investee companies	(0.3)	0.2	0.1

Income before income tax	43.4	0.7	29.4

Income tax expense	(13.4)	(3.1)	(9.0)

Consolidated net income (loss)	30.0	(2.4)	20.4

(Income)/loss attributable to noncontrolling interest	(1.2)	5.9	(0.5)

Net income attributable to CTC Media, Inc. stockholders	28.8%	3.5%	19.8%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies, Costafilm and Soho Media, that comprise our Production Group. As a result, our operating results for the year ended December 31, 2007 do not include the operations of these companies. Our operating results for the year ended December 31, 2008 include the operations of the Channel 31 Group for ten months and the operations of the DTV Group and the Production Group for nine months.

Comparison of Consolidated Results of Operations for the Years ended December 31, 2007, 2008 and 2009

  Total operating revenues

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$321,517	$417,130	$329,048
Change period-to-period	—	29.7%	(21.1)%
Domashny Network	39,077	64,155	50,679
Change period-to-period	—	64.2%	(21.0)%
DTV Network	n/a	35,884	40,552
Change period-to-period	—	n/a	13.0%
CTC Television Station Group	96,307	96,737	65,347
Change period-to-period	—	0.4%	(32.4)%
Domashny Television Station Group	17,471	17,072	10,232
Change period-to-period	—	(2.3)%	(40.1)%
DTV Television Group	n/a	5,437	3,979
Change period-to-period	—	n/a	(26.8)%
CIS Group	n/a	10,930	11,020
Change period-to-period	—	n/a	0.8%
Production Group	n/a	47,615	53,504
Change period-to-period	—	n/a	12.4%
Eliminations and other	(2,316)	(54,789)	(58,248)

Total	$472,056	$640,171	$506,113

Change period-to-period	—	35.6%	(20.9)%

        Our total operating revenues grew by 35.6% when comparing 2008 to 2007, and decreased by 20.9% when comparing 2009 to 2008. Our operating revenues, a significant majority of which comes from advertising, tend to reflect overall economic conditions. In the past few years, the Russian economy exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly. The increase in our total operating revenues when comparing 2007 and 2008 reflects the growth of the Russian television advertising market in that period resulting in higher advertising rates, and the impact of acquisitions, primarily of the DTV Group and Channel 31 in Kazakhstan, acquired in 2008, and several regional stations acquired in 2007 and 2008. Increases in the price of television advertising in 2008 when comparing to 2007 were also driven in part by a decrease in the amount of advertising permitted to be broadcast under Russian law effective January 1, 2008.

        Since the second half of 2008, Russia, like many other countries, has experienced economic instability. As a result of this economic instability, total television advertising spending in Russia was adversely affected and was the key factor in the decline in our operating results from 2008 to 2009. Also contributing to the decline was a reduction in the size of the advertising market in Kazakhstan resulting from a downturn in its economy. The decline in our operating results was partially offset by acquisitions made in 2008, primarily the DTV Group, which were included in our results of operations for only a portion of 2008 but for all of 2009. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the current economic instability in Russia and certain of the other CIS countries in which we operate continues or if those economies experience further deterioration."

        A significant majority of our advertising revenue is denominated in Russian rubles. We estimate that the appreciation of the Russian ruble against the US dollar in the first half of 2008 resulted in increases of approximately 2.2% in our advertising revenues, when comparing 2008 to 2007. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues in the last five months of 2008 were materially adversely impacted. In 2009, the ruble depreciated further against the US dollar. On average year-on-year, the exchange rate of the ruble against the dollar was 22% lower in 2009 than in 2008. We estimate that this depreciation resulted in decreases of approximately 20.8% in our advertising revenues, when comparing 2009 to 2008. A continuing depreciation of the Russian ruble will continue to have a material negative effect on our reported revenues. See "Item 1A. Risk Factors—Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected."

        When comparing 2008 and 2007, the advertising revenues at our Television Station Groups as compared to our networks was negatively impacted by a decrease in the relative amount of advertising sold in aggregate at our owned-and-operated stations. We believe this decrease was driven primarily by the increase in advertising rates over the period which caused many large advertisers to shift more of their advertising budgets to national, rather than local, campaigns. In 2009, in reaction to the economic instability in Russia, advertisers continued to shift more of their advertising budgets to national campaigns. This had a negative impact on the advertising revenues of our Television Station Groups as compared to our networks. Moreover, because we record our advertising revenues net of commissions, revenues at our Television Station Groups were favorably impacted in 2007 by the significantly lower commission rate paid by our owned-and-operated stations to Video International in connection with the variable commission rate negotiated through 2007. Effective January 1, 2008, the fixed commission rate of 15% was re-instated on local advertising sales, thus decreasing our advertising revenues at our Television Station Groups in 2008 and 2009 as compared to 2007.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. As a result of this amendment, we anticipate that the structure of the Russian TV advertising market starting in 2011 will change. This may require us to change how we sell advertising. We may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same revenues, at the same margins, as we have enjoyed historically. See "Item 1A. Risk Factors—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

Advertising revenues

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$304,350	$398,364	$305,511
Change period-to-period	—	30.9%	(23.3)%
Domashny Network	39,074	64,077	50,628
Change period-to-period	—	64.0%	(21.0)%
DTV Network	n/a	35,810	40,550
Change period-to-period	—	n/a	13.2%
CTC Television Station Group	94,752	94,893	63,864
Change period-to-period	—	0.1%	(32.7)%
Domashny Television Station Group	14,431	13,760	8,178
Change period-to-period	—	(4.6)%	(40.6)%
DTV Television Group	n/a	5,058	3,850
Change period-to-period	—	n/a	(23.9)%
CIS Group	n/a	10,657	10,767
Change period-to-period	—	n/a	1.0%
Production Group	n/a	717	773
Change period-to-period	—	n/a	7.8%
Eliminations and other	62	—	(176)

Total	$452,669	$623,336	$483,945

Change period-to-period	—	37.7%	(22.4)%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places the CTC Network's advertising on the basis of ratings in CTC's target audience, the 6-54 demographic; the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and the DTV Network's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers (18+ year-old viewers in 2008). The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    Advertising revenues for the CTC Network increased when comparing 2008 and 2007 by 30.9% principally due to increased advertising rates, caused in part by a reduction in the amount of airtime available for advertising starting in January 2008, increase in audience share, and the appreciation of the Russian ruble against the US dollar through August 2008. Advertising revenues for the CTC Network decreased when comparing 2009 and 2008 by 23.3% principally due to the depreciation of the Russian ruble against the US dollar and, to a lesser extent, due to decreased advertising rates, partially offset by increases in target audience share. The average target audience share of the CTC Network was 11.3%, 11.8%, and 12.2%, respectively, in 2007, 2008 and 2009. The average overall audience share of the CTC Network was 9.0% in each of 2007, 2008 and 2009. From January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that such modification in the audience measurement system decreases CTC's target audience share by approximately 0.7 percentage points, which negatively affects CTC's advertising revenues. This decrease was offset by the better performance of our programming in 2009.

        Domashny Network.    Advertising revenues for the Domashny Network increased when comparing 2008 and 2007 by 64.0% principally due to increased advertising rates, increases in audience share and the appreciation of the Russian ruble against the US dollar through August 2008. Domashny Network's advertising revenues decreased when comparing 2009 to 2008 by 21.0% principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates, partially offset by increase in target audience share and reallocation of the advertising time from Domashny Television Station Group to Domashny Network (discussed below). The average target audience share of the Domashny Network was 2.4%, 2.8% and 2.9% in 2007, 2008 and 2009, respectively. The average overall audience share of the Domashny Network was 1.9%, 2.2% and 2.2% in 2007, 2008 and 2009, respectively. The increase in the target audience share when comparing the periods under review was primarily the result of better performance of our programming.

        DTV Network.    The DTV Network contributed $35.8 million and $40.6 million, respectively, to our consolidated advertising revenues, amounting to 5.7% and 8.4%, respectively, of our consolidated advertising revenues for 2008 and 2009. The average target audience share of the DTV Network was 1.8% and 2.2%, respectively, during 2008 and 2009. The average overall audience share of the DTV Network was 1.8% and 2.0%, respectively, in 2008 and 2009.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group were flat when comparing 2008 to 2007, and decreased by 32.7% when comparing 2009 to 2008. Advertising revenues of the Domashny Television Station Group decreased by 4.6% and 40.6%, respectively, when comparing 2007 to 2008 and 2009 to 2008. The DTV Television Station Group contributed $5.1 million, and $3.9 million, respectively, to our consolidated advertising revenues, amounting to 0.8% of our consolidated advertising revenues for 2008 and 2009.

        Advertising revenues of the CTC and Domashny Television Station Groups when comparing 2008 and 2007 were favorably impacted by newly acquired stations, an increase in sellout and appreciation of the Russian ruble against the US dollar through August 2008. The growth was offset by a decrease in the relative amount of advertising sold in aggregate in 2008 as compared to 2007 at our owned-and-operated stations due to a reduction in the amount of airtime available for advertising starting in January 2008, as well as reallocation of advertising budgets to national, rather than local campaigns (as discussed above). Also, effective January 1, 2008, the fixed commission rate of 15% was re-instated on local advertising sales (discussed below), thus decreasing our advertising revenues at our Television Station Groups in 2008 as compared to 2007.

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

        The decrease in advertising revenues of our Television Station Groups when comparing 2009 to 2008 was principally due to depreciation of the Russian ruble against the US dollar and decreased advertising rates. Also, the decrease in advertising revenues in the Domashny Television Station Group was partially due to reallocation of advertising time to the Domashny Network. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25% in response to continued decrease in regional advertising spending.

        CIS Group.    CIS Group contributed $10.7 million, and $10.8 million, respectively or 1.7% and 2.2%, respectively, to our consolidated advertising revenues for 2008 and 2009. Channel 31 Group contributed a majority of the revenues of this segment for this period.

  Sublicensing, own production and other revenues

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$17,167	$18,766	$23,538
Change period-to-period	—	9.3%	25.4%
Domashny Network	2	78	50
Change period-to-period	—	3800.0%	(35.9)%
DTV Network	n/a	73	2
Change period-to-period	—	n/a	(97.3)%
CTC Television Station Group	1,555	1,845	1,597
Change period-to-period	—	18.6%	(13.4)%
Domashny Television Station Group	3,040	3,312	2,054
Change period-to-period	—	8.9%	(38.0)%
DTV Television Group	n/a	379	140
Change period-to-period	—	n/a	(63.1)%
CIS Group	n/a	273	253
Change period-to-period	—	n/a	(7.3)%
Production Group	n/a	46,898	52,731
Change period-to-period	—	n/a	12.4%
Eliminations and other	(2,377)	(54,789)	(58,197)

Total	$19,387	$16,835	$22,168

Change period-to-period	—	(13.2)%	31.7%

        Networks.    Our sublicensing, own production and other revenues increased by 9.3% and 25.4%, respectively, when comparing 2008 to 2007 and 2009 to 2008, mainly due to increases in revenues from sales of certain programming to third parties in Ukraine and Belarus, partially offset by a decrease in sales of certain Russian mini-series to First Channel in Russia and decreases in intercompany sales to other segments. During 2009 and 2008, the majority of the programming sold to Ukraine and Belarus comprises series and sitcoms produced by our Production Group.

        Television Station Groups.    Other revenues for the CTC and DTV Television Station Groups primarily represent fees received for transmission. The Domashny Television Station Group's other revenues were primarily generated by leasing production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

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

  Total operating expenses

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$(155,268)	$(209,748)	$(168,559)
Change period-to-period	—	35.1%	(19.6)%
Domashny Network	(33,728)	(45,287)	(35,767)
Change period-to-period	—	34.3%	(21.0)%
DTV Network	n/a	(28,597)	(24,093)
Change period-to-period	—	n/a	(15.7)%
CTC Television Station Group	(39,341)	(36,354)	(40,521)
Change period-to-period	—	(7.6)%	(11.5)%
Domashny Television Station Group	(25,448)	(14,520)	(10,332)
Change period-to-period	—	(42.9)%	(28.8)%
DTV Television Group	n/a	(95,247)	(7,919)
Change period-to-period	—	n/a	(91.7)%
CIS Group	n/a	(150,643)	(13,228)
Change period-to-period	—	n/a	(91.2)%
Production Group	n/a	(42,314)	(46,983)
Change period-to-period	—	n/a	11.0%
Eliminations and other	(25,210)	16,720	(6,237)

Total	$(278,995)	$(605,990)	$(353,638)

Change period-to-period	—	117.2%	(41.6)%
% of total operating revenues	59.1%	94.7%	69.9%

        Our total operating expenses as a percentage of operating revenues amounted to 59.1%, 94.7% and 69.9% in 2007, 2008 and 2009, respectively. Our total operating expenses in 2008 were effected by a noncash impairment loss of $232.7 million. The overall increase also resulted from increases, as a percentage of operating revenues, in direct operating expenses and amortization of programming rights, offset by decreases, as a percentage of operating revenues, in amortization of sublicensing rights and depreciation and amortization expense. Our total operating expenses in 2009 were effected by a noncash impairment loss of $18.7 million. Excluding impairment losses, our total operating expenses as a percentage of operating revenues increased when comparing 2009 and 2008 due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights, and depreciation and amortization expense.

        Our direct operating expenses and selling, general and administrative expenses increased due to the additional stock-based compensation expense recognized in 2009 of $39.8 million, of which $28.6 million relates to a one-time charge recognized in conjunction with revisions to a share appreciation right effected in connection with the settlement of legal proceedings brought by us against our former CEO and board member, Alexander Rodnyansky. The remaining portion relates to the options granted in 2008 to our current CEO and to options granted in 2009 to a number of our employees and executives pursuant to our 2009 Stock Incentive Plan. We expect to recognize stock-based compensation expense related to all our stock options of approximately $22.1 million for 2010, $21.7 million for 2011, $11.5 million for 2012, and $8.5 million for 2013. For more details on our stock-based compensation transactions, see "Item 8. Financial Statements and Supplementary Data—Note 13, Stockholders' Equity."

  Direct operating expenses

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$(5,694)	$(8,723)	$(6,964)
Change period-to-period	—	53.2%	(20.2)%
Domashny Network	(3,662)	(4,188)	(4,645)
Change period-to-period	—	14.4%	10.9%
DTV Network	n/a	(3,140)	(3,562)
Change period-to-period	—	n/a	13.4%
CTC Television Station Group	(6,602)	(9,493)	(6,758)
Change period-to-period	—	43.8%	(28.8)%
Domashny Television Station Group	(4,536)	(5,437)	(3,556)
Change period-to-period	—	19.9%	(34.6)%
DTV Television Group	n/a	(3,918)	(3,405)
Change period-to-period	—	n/a	(13.1)%
CIS Group	n/a	(1,924)	(2,186)
Change period-to-period	—	n/a	13.6%
Production Group	n/a	(2,052)	(2,439)
Change period-to-period	—	n/a	18.9%
Eliminations and other	898	1,361	(3,907)

Total	$(19,596)	$(37,514)	$(37,422)

Change period-to-period	—	91.4%	(0.2)%
% of total operating revenues	4.2%	5.9%	7.4%

        Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks' engineering, programming and production staff, satellite transmission fees and networks affiliation costs.

        Direct operating expenses at the CTC Network, as a percentage of this segment's total operating revenues, were 1.8%, 2.1%, and 2.1% in 2007, 2008 and 2009, respectively. In absolute terms, direct operating expenses at the CTC Network increased when comparing 2008 and 2007 and decreased when comparing 2009 and 2008 mainly due to our accrual in 2008 of prepayment of programming rights that we determined to be not recoverable.

        Direct operating expenses at the Domashny Network, as a percentage of this segment's total operating revenues were 9.4%, 6.5% and 9.2% in 2007, 2008 and 2009, respectively. In absolute terms, direct operating expenses at the Domashny Network increased when comparing 2008 and 2007 mainly due to salary increases and appreciation of the Russian ruble against the US dollar. In absolute terms, direct operating expenses at the Domashny Network increased when comparing 2009 and 2008 mainly due to the increase in network affiliation expenses, offset by the depreciation of the Russian ruble against the US dollar.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 8.8% in 2008 and 2009.

        We expect our direct operating expenses at the networks to increase as a result of fees that we expect to pay to certain of our independent affiliates in exchange for broadcasting our network signals.

        Television Station Groups.    At the Television Station Group level, direct operating expenses primarily consist of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are significantly higher as a percentage of those segments' total operating revenues compared to our networks because we bear the transmission costs of our owned-and-operated stations.

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues amounted to 6.9%, 9.8% and 10.3%, respectively, in 2007, 2008 and 2009. For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 26.0%, 31.8% and 34.8%, respectively, in 2007, 2008 and 2009. Direct operating expenses, as a percentage of revenues, increased when comparing 2008 and 2007 as a result of revenues staying at approximately the same level for both CTC and Domashny Television Station Groups, while in absolute terms, direct operating expenses increased in both segments over the periods under review primarily as a result of newly acquired stations, increases in transmission costs and increases in salaries and benefits. The increase in salaries and benefits was due to annual raises in compensation and increases in headcount. In addition, CTC Television Station Group's transmission and maintenance costs increased primarily due to a new agreement for transmission services signed by its Moscow station with one of the largest local cable operators effective January 1, 2008.

        For the CTC Television Station Group, direct operating expenses, as a percentage of revenues, increased when comparing 2009 and 2008 as a result of decreased revenues partially offset by a decrease in headcount. For the Domashny Television Station Group, direct operating expenses, as a percentage of revenues, increased when comparing 2009 and 2008 as a result of decreased revenues and increases in transmission costs partially offset by a decrease in headcount.

        In addition to the factors noted above, the depreciation of the Russian ruble against the US dollar when comparing 2009 to 2008 decreased our direct operating expenses of our Television Station Groups in absolute terms for these periods.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 72.1% and 85.6%, respectively, during 2008 and 2009.

        Direct operating expenses as a percentage of Domashny and DTV Television Station Group's total operating revenues are higher than that of the CTC Television Station Group reflecting the earlier stage of operations of those segments.

        In April 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom (which is the primary carrier of our networks' signals in Moscow), indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication. While discussions continue on resolving this matter, to date, no such resolution has been reached. If we were required to pay transmission fees to these cable operators, our direct operating expenses would be increased, possibly materially.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff. Direct operating expenses at the CIS Group as a percentage of this segment's total operating revenues were 17.6% and 19.8%, respectively, during 2008 and 2009.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.7 million, $0.9 million, and $5.3 million, respectively, in 2007, 2008 and 2009. The increase in stock-based compensation expense when comparing 2009 to 2008 relates to new stock options granted under the 2009 Stock Incentive Plan.

  Selling, general and administrative expenses

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$(14,218)	$(15,785)	$(13,614)
Change period-to-period	—	11.0%	(13.8)%
Domashny Network	(5,986)	(8,304)	(5,819)
Change period-to-period	—	38.7%	(29.9)%
DTV Network	n/a	(4,153)	(3,238)
Change period-to-period	—	n/a	(22.0)%
CTC Television Station Group	(18,063)	(18,439)	(13,143)
Change period-to-period	—	2.1%	(28.7)%
Domashny Television Station Group	(6,400)	(6,504)	(3,565)
Change period-to-period	—	1.6%	(45.2)%
DTV Television Group	n/a	(1,100)	(1,185)
Change period-to-period	—	n/a	7.7%
CIS Group	n/a	(5,932)	(4,394)
Change period-to-period	—	n/a	(25.9)%
Production Group	n/a	(1,696)	(1,669)
Change period-to-period	—	n/a	(1.6)%
Eliminations and other	(24,211)	(31,501)	(54,172)

Total	$(68,878)	$(93,414)	$(100,799)

Change period-to-period	—	35.6%	7.9%
% of total operating revenues	14.6%	14.6%	19.9%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues amounted to 4.4%, 3.8% and 4.1%, respectively, in 2007, 2008 and 2009. Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues amounted to 15.3%, 12.9%, and 11.5%, respectively, in 2007, 2008 and 2009.

        The decrease in selling, general and administrative expenses, as a percentage of revenues, when comparing 2008 and 2007 at both the CTC Network and the Domashny Network reflects growth in revenues. The increase in selling, general and administrative expenses in absolute terms for both networks when comparing 2008 and 2007 was due to increases in salary and benefits, increases in advertising and promotion expenses and appreciation of the Russian ruble against the US dollar through August 2008.

        The increase in selling, general and administrative expenses, as a percentage of revenues, when comparing 2009 and 2008 at the CTC Network reflects decreases in revenues. In absolute terms, selling, general and administrative expenses at the CTC Network decreased primarily as a result of the reversal of the provision for bad debts due to payments received and decreases in salaries and benefits resulting from the transfer of several senior managers to corporate headquarters, partially offset by an increase in rent expense.

        The decrease in selling, general and administrative expenses, as a percentage of revenues, when comparing 2009 and 2008 at the Domashny Network was primarily due to decreases in salaries and benefits resulting from the transfer of several senior managers to corporate headquarters, decreases in advertising and promotion expense, partially offset by a decrease in revenues over the periods under review.

        Selling, general and administrative expenses of the DTV Network, as a percentage of this segment's total operating revenues, were 11.6% and 8.0%, respectively, during 2008 and 2009.

        In addition to the factors noted above, the depreciation of the Russian ruble against the US dollar decreased our selling general and administrative expenses of our networks in absolute terms when comparing 2008 to 2009.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 18.8%, 19.1% and 20.1% in 2007, 2008 and 2009, respectively. The increase in these expenses, as a percentage of this segment's total operating revenues, when comparing 2008 and 2007, was primarily due to flat operating revenues over those years. These expenses increased over this period primarily due to newly acquired stations, increases in salaries and benefits and higher rent expenses, offset by the decrease in VAT related to advertising and promotion expenses due to the change in our tax policy related to such expenses for 2008, as well as a catch up adjustment related to this change for the three previous years for which we filed a revised tax declaration. The increase in selling, general and administrative expenses, as a percentage of this segment's total operating revenues, when comparing 2009 and 2008 was primarily due to decreased operating revenues over those years, partially offset by a decrease in advertising and promotion expenses. In addition, the decrease in selling, general and administrative expenses when comparing 2009 and 2008 was due to an adjustment in the earlier period related to a change in our tax policy in respect of VAT for earlier years, as described above.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 36.6%, 38.1%, and 34.8% in 2007, 2008 and 2009, respectively. The increase in this expense as a percentage of this segment's total operating revenues when comparing 2008 and 2007 was primarily due to a modest decrease in operating revenue accompanied by an increase in expenses arising from newly acquired stations and increases in salaries and benefits. These increases were offset by the re-allocation of a portion of this segment's salaries and benefits related to shared services to the DTV Television Station Group and a decrease in VAT related to advertising and promotion expenses (as discussed above). The decrease in this expense as a percentage of this segment's total operating revenues when comparing 2009 to 2008 was mainly due to a decrease in advertising and promotion expenses and decreases in headcount, partially offset by decreased revenues. Advertising and promotion expenses for this segment amounted to $1.6 million, $1.5 million and $0.4 million in 2007, 2008 and 2009, respectively.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 20.2% and 29.8%, respectively, in 2008 and 2009.

        In addition to the factors noted above, the depreciation of the Russian ruble against the US dollar decreased our selling general and administrative expenses of our Television Station Groups in absolute terms when comparing 2009 to 2008.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 54.3% in 2008 to 39.9% in 2009 mainly due to the cost cutting measures implemented in this segment in 2009.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 3.6% in 2008 and 3.1% in 2009.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $11.2 million, $17.1 million and $14.2 million for 2007, 2008 and 2009, respectively. The increase in general and administrating expenses of our corporate headquarters when comparing 2008 and 2007 was mainly due to increases in certain consulting costs, increases in board member fees, an increase in our salaries and benefits due to the hiring of our new CEO and annual compensation increases. The decrease in general and administrating expenses of our corporate headquarters when comparing 2009 and 2008 was mainly due to the depreciation of the Russian ruble against the US dollar and decreases in certain consulting costs, partially offset by an increase in our salaries and benefits due to the increases in headcount and transfer of several senior managers from other segments to corporate headquarters.

        Corporate stock-based compensation expense amounted to $13.0 million, $15.2 million, and $42.3 million for 2007, 2008 and 2009, respectively. The increase in stock-based compensation when comparing 2008 and 2007 resulted principally from stock options granted to our new CEO in August 2008. We also recognized an additional $0.5 million in stock-based compensation expense in 2008 as a result of the extension of the vesting period of an option granted to one of our former executives in connection with his departure. The increase in stock-based compensation when comparing 2009 and 2008 relates mainly to additional $28.6 million recognized in 2009 in conjunction with an amendment to a stock appreciation right held by our former CEO and board member in connection with settling legal proceedings we brought against him. In addition, we recognized $5.8 million in expense related to options held by our CEO, and $0.6 million in expense related to options granted to our employees and executives under the new 2009 Stock Incentive Plan. See "Item 8. Financial Statements and Supplementary Data—Note 13, Stockholders' Equity". The effect of these additional costs was partially offset by the decrease in stock-based compensation resulted principally from cancellation of the options granted to one of our former executives and former CEO in connection with their departures, and the fact that some options granted to our former CEO became fully vested.

  Amortization of programming rights

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$(124,725)	$(172,573)	$(139,462)
Change period-to-period	—	38.4%	(19.2)%
Domashny Network	(23,450)	(32,139)	(24,925)
Change period-to-period	—	37.1%	(22.4)%
DTV Network	n/a	(11,230)	(14,572)
Change period-to-period	—	n/a	29.8%
CTC Television Station Group	(5,433)	(6,315)	(1,671)
Change period-to-period	—	16.2%	(73.5)%
Domashny Television Station Group	(132)	(40)	(16)
Change period-to-period	—	(69.7)%	(60.0)%
DTV Television Group	n/a	(11)	(2)
Change period-to-period	—	n/a	(81.8)%
CIS Group	n/a	(4,856)	(5,845)
Change period-to-period	—	n/a	20.4%
Production Group	n/a	—	(65)
Change period-to-period	—	n/a	—
Eliminations and other	209	6,607	8,166

Total	$(153,531)	$(220,557)	$(178,392)

Change period-to-period	—	43.7%	(19.1)%
% of total operating revenues	32.5%	34.5%	35.2%

        CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues amounted to 38.8%, 41.4% and 42.4% for 2007, 2008 and 2009, respectively. The increase in amortization of programming rights for the CTC Network as a percentage of the segment's total operating revenues when comparing 2008 to 2007 was primarily due to increases in impairment charges, the effect of a change in our amortization policy for certain types of Russian-produced series recognized in 2008 (as described below) and increases in the cost of programming, particularly Russian-produced series and foreign movies. In addition, in absolute terms, the increase in amortization of programming rights when comparing 2008 to 2007 was due to appreciation of the Russian ruble against the US dollar until August 2008. The increase in amortization of programming rights for the CTC Network as a percentage of the segment's total operating revenues when comparing 2009 to 2008 was primarily due to decreased revenue and a relatively more expensive programming mix in 2009, offset by the effect of changes in our amortization policy for certain types of Russian-produced programming that became effective from January 1, 2009 (as described below). The decrease in amortization of programming rights for the CTC Network in absolute terms when comparing 2009 to 2008 was mainly due to the depreciation of the Russian ruble against the US dollar beginning in August 2008.

        Starting from the second quarter of 2008, following a change in our programming schedule, we changed the amortization rates for Russian-produced series with twenty or more episodes. The effect of this change resulted in additional amortization expense of $9.5 million in 2008 as compared to 2007. In addition, starting from the first quarter of 2009, we changed the amortization rates for sketchcoms, certain programs and a successful sitcom. This change resulted in a decrease of $5.9 million in amortization expense in 2009 when compared to 2008. Changes to our amortization rates for programming are made in order to reflect expected future revenue generation patterns.

        Programming impairment charges amounted to $5.7 million, $16.6 million, and $13.0 million for 2007, 2008 and 2009, respectively. The increase in impairment charges when comparing 2008 and 2007 was mainly due to the underperformance of three Russian series launched in the first half of 2008, as well as revisions to our expectations about the revenues our programming would generate in light of the current economic instability. The decrease in impairment charges when comparing 2008 and 2009 was due to depreciation of the Russian ruble against the US dollar.

        Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues amounted to 60.0%, 50.1%, and 49.2% for 2007, 2008 and 2009, respectively. The decrease in Domashny's amortization of programming expense as a percentage of its total operating revenues when comparing 2008 and 2007 is primarily the result of an increase in this segment's revenues. In absolute terms, the increase in Domashny's amortization of programming expense when comparing 2008 and 2007 was primarily due to appreciation of the Russian ruble against the US dollar until August 2008, and increases in the cost of programming. The decrease in Domashny's amortization of programming expense in absolute terms when comparing 2009 and 2008 was due to the depreciation of the Russian ruble against the US dollar beginning in August 2008.

        DTV Network.    Amortization of programming rights expense for the DTV Network segment as a percentage of its operating revenues was 31.3% and 35.9%, respectively, in 2008 and 2009.

        We expect our amortization for programming rights expense for the Domashny and DTV Networks to increase in 2010 as we continue to build on the brands of these channels by strengthening their programming.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group in 2009 reflects certain cost-cutting measures taken in the first quarter of 2009.

        CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 44.4% and 53.0%, respectively, during 2008 and 2009.

  Amortization of sublicensing rights and own production cost

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	$(9,629)	$(11,704)	$(8,056)
Change period-to-period	—	21.5%	(31.2)%
Production Group	—	(38,513)	(42,660)
Change period-to-period	—	—	10.8%
Eliminations and other	—	41,774	43,884

Total	$(9,629)	$(8,443)	$(6,832)

Change period-to-period	—	(12.3)%	(19.1)%
% of total operating revenues	2.0%	1.3%	1.3%

        Own production costs represent the cost of internally produced programming licensed to the third parties, as well as sold to our other operating segments.

        CTC Network.    The increase of amortization of sublicensing rights and own production cost at the CTC Network level when comparing 2008 and 2007 was primarily due to intercompany sales to the CIS Group and to DTV Network and increased sales of certain programming to Ukraine, partially offset by decreased sales of certain Russian mini-series to First Channel in Russia. The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing 2009 to 2008 was due primarily to decreased cost of internally produced series and sitcoms sold to a third party in Ukraine. The decrease in cost was due primarily to the depreciation of Russian ruble against the US dollar. In addition, the decrease in the amortization of sublicensing rights and own production cost when comparing 2009 to 2008 was due to sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008.

        Production Group.    Direct production costs for Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Russian Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to the our Russian Networks and programming sold by the CTC Network to the CIS Group.

        Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights)

	Year ended December 31,
	2007	2008	2009
	(in thousands, except percentages)
CTC Network	($1,002)	($963)	($463)
Change period-to-period	—	(3.9)%	(51.9)%
Domashny Network	(631)	(656)	(379)
Change period-to-period	—	4.0%	(42.2)%
DTV Network	n/a	(2,332)	(2,721)
Change period-to-period	—	n/a	16.7%
CTC Television Station Group	(9,243)	(2,106)	(1,935)
Change period-to-period	—	(77.2)%	(8.1)%
Domashny Television Station Group	(14,380)	(2,538)	(1,471)
Change period-to-period	—	(82.4)%	(42.0)%
DTV Television Group	n/a	(2,330)	(3,326)
Change period-to-period	—	n/a	42.7%
CIS Group	n/a	(880)	(804)
Change period-to-period	—	n/a	(8.6)%
Production Group	n/a	(52)	(151)
Change period-to-period	—	n/a	190.4%
Eliminations and other	(2,105)	(1,522)	(204)

Total	($27,361)	($13,379)	($11,454)

Change period-to-period	—	(51.1)%	(14.4)%
% of total operating revenues	5.8%	2.1%	2.3%

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

        Television Station Groups.    Prior to January 1, 2008, we treated our Russian broadcasting licenses as definite life assets and amortized them on a straight-line basis over five years. As a result, prior to 2008, a significant portion of the depreciation and amortization expense of our Television Station Groups was the amortization of these broadcasting licenses. In accordance with our policy on intangible assets, we review the estimated useful lives of these assets on an ongoing basis. In connection with our review of the useful life of our Russian broadcasting licenses as of December 31, 2007, we re-considered our assumption that these licenses have a five-year useful life. Effective January 1, 2008, we changed our estimate for the useful lives of Russian broadcasting licenses to indefinite to better reflect the estimated periods during which we will benefit from the use of such licenses. Hence, from January 1, 2008, our Russian broadcasting licenses are not amortized but are tested for impairment on an annual basis. If we had continued to amortize our Russian broadcasting licenses in 2008 and 2009, the depreciation and amortization expense for the CTC Television Station Group would have been $13.8 million (or 14.3% of this segment's total operating revenues) and $11.0 million (or 16.9% of this segment's total operating revenues), respectively, for 2008 and 2009. The depreciation and amortization expense for the Domashny Television Station Groups would have been $15.3 million (or 90.0% of this segment's total operating revenues), and $10.5 million (or 102.4% of this segment's total operating revenues), respectively, for 2008 and 2009. Because of our change in policy, however, depreciation and amortization expense as a percentage of total operating revenues fell from 9.6% in 2007 to 2.2% in 2008, and to 3.0% in 2009, for the CTC Television Station Group; and from 82.3% in 2007 to 14.9% in 2008, and to 14.4% in 2009, for the Domashny Television Station Group.

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

        The depreciation and amortization expense of DTV Television Station Group as a percentage of the segment's total operating revenues was 42.9% and 83.6%, respectively, in 2008 and 2009. The increase in this segment's depreciation and amortization expense was due to additional cable connections to Moscow households for the DTV signal, made during 2009, according to the agreement with Mostelecom. We expect that the amortization expense of this segment will increase in absolute terms in 2010 as we reach agreement with Mostelecom for additional cable connections to Moscow households for the DTV signal.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

        Eliminations and other.    Other depreciation and amortization expense consists primarily of the amortization expense of $2.0 million and $1.4 million in 2007 and 2008, respectively, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's 25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

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

        As a result of the re-weighting of certain cities in the TNS Gallup panel, we recorded a noncash impairment charge in 2009 related to broadcasting licenses in these cities, which had a net effect on our net income attributable to CTC Media, Inc. stockholders of $15.0 million.

        As a result of the impairments taken in 2008 and 2009, the assets for which the estimated fair values were less than their carrying values were reduced to their estimated fair values as of December 31, 2008 and 2009. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies." See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

  Foreign currency gains (losses)

	Year ended December 31,
	2007	2008	2009
Foreign currency gains (losses)	$151	$(28,861)	$(4,555)

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. In 2007, we experienced nonmaterial foreign currency gains and losses due to our largest Russian subsidiary holding similar amounts of dollar-denominated monetary assets and liabilities. In 2008, our foreign currency loss primarily resulted from the impact of ruble depreciation on our dollar-denominated liabilities, which was represented mainly by the debts outstanding under the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets. During 2008, the ruble depreciated against the US dollar approximately 16.5%. In 2009, our foreign currency loss primarily represents the impact of ruble and tenge depreciation on our dollar-denominated liabilities, mainly the debts outstanding under the Credit Facility Agreement and payables for foreign programming, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract that we entered into to partially hedge our foreign currency exposure under the Credit Facility Agreement. During 2009, the ruble depreciated a further 2.9% against the US dollar and, as a result, the average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008. Moreover, during 2009, the Kazakh tenge depreciated approximately 18.8% against the US dollar.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement which is denominated in US dollars. In addition, from time to time, we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Year ended December 31,
	2007	2008	2009
Interest income	$11,002	$6,221	$6,087

        Our interest income consists primarily of interest earned on our bank accounts. Principally as a result of our recent acquisitions, our cash and cash equivalents balance decreased significantly during 2008 resulting in the reduction in interest income starting from the third quarter of 2008.

  Interest expense

	Year ended December 31,
	2007	2008	2009
Interest expense	$(3)	$(9,434)	$(6,959)

        In connection with financing our acquisition of the DTV Group in April 2008, our interest expense increased significantly. On closing the acquisition, we issued a promissory note in favor of DTV Group's seller, MTG Broadcasting AB, in the principal amount of $138.1 million and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65.7 million. The principal amount of the note accrued interest at an annual rate of 5.3% until June 30, 2008, and 7.3% from July 1, 2008 until paid in full. The debt owing from the DTV Group to MTG bore interest at rates varying from LIBOR plus 1.25% to 15%. By July 2008, we repaid the note in full and satisfied the indebtedness owing from the DTV Group to MTG principally from the proceeds of the Credit Facility Agreement that we signed in June 2008 for $135.0 million. The Credit Facility Agreement bears interest at an annual rate of LIBOR plus 3%. See "—Credit Facility Agreement". Our interest expense decreased when comparing 2009 to 2008 primarily due to partial repayments of the principal amount outstanding under the Credit Facility Agreement starting in the third quarter of 2008. The amount outstanding under the Credit Facility Agreement as of December 31, 2008 and 2009 (including accrued interest) was $90.4 million and $28.3 million, respectively. We will prepay all outstanding amounts under the Credit Facility Agreement in March 2010.

  Gain on sale of businesses

	Year ended December 31,
	2007	2008	2009
Gain on sale of businesses	$747	$—	$—

        In June 2007, we sold our interest in a radio station in Omsk for a total consideration of $0.8 million and recognized a $0.7 million gain on the sale.

  Equity in income of investee companies

	Year ended December 31,
	2007	2008	2009
Equity in income of investee companies	$(1,195)	$1,511	$537

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it. In the first half of 2007, our equity in income of investee companies primarily consisted of income attributable to our interests in the Kazan and Novosibirsk stations. In July 2007, we acquired the remaining 50% interest in Kazan station, bringing our ownership to 100%. As a result, only the operating results of our Novosibirsk station has been reflected in this line item since July 2007.

  Income tax expense

	Year ended December 31,
	2007	2008	2009
Income tax expense	$(63,176)	$(19,874)	$(45,626)

        During 2007 and 2008, the statutory rates in Russia and Kazakhstan were 24% and 30%, respectively. In November 2008, the tax legislation of Russia was amended to decrease Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation of Kazakhstan was amended to decrease statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. The changes in income tax rates are effective from January 1 of each of the respective years. The effect of these changes on our deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19.3 million as of December 31, 2008. Also, in 2008, our effective tax rate was impacted by the effect of the impairment loss recognized in 2008 in respect of certain of our assets. The impairment loss decreased our income before tax by $232.7 million and decreased our income tax expense by $30.3 million. Net of the impairment loss and change in income tax rates effects, our effective tax rate for 2008 would have been 29% compared to a 31% effective tax rate in 2007. The decrease in effective rate when comparing 2008 to 2007 was primarily due to income tax benefits in respect of deductions for certain advertising expenses related to 2005-2007, recognized in 2008 due to a change in our estimate of the sustainability of those deductions upon examination.

        In 2009, our effective tax rate was approximately 31%. The increase in our effective tax rate when comparing 2009 to 2008 (adjusted for the nonrecurring items discussed above) was primarily due to the increases, as a percentage of consolidated income before tax, in stock-based compensation expense, and due to deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest, recognized at the end of 2009, partially offset by changes in statutory tax rates effective from January 1, 2009 (discussed above) and reversals of tax contingencies related to DTV Group based on the results of the tax audit for 2006-2008 and the lapse in statute of limitations for tax contingencies related to the Cannel 31 Group.

  Income (losses) attributable to noncontrolling interest

	Year ended December 31,
	2007	2008	2009
Income attributable to noncontrolling interest	$(5,842)	$37,934	$(2,630)

        In 2007, noncontrolling interest represents the share of net income (loss) of each of our consolidated owned-and-operated stations that are not wholly owned and that is therefore attributable to the noncontrolling shareholders of these companies. In 2008 and 2009, noncontrolling interest also includes the share of net losses of our companies in the CIS segment. Noncontrolling interest related to our acquisition of Channel 31 Group was recognized at fair value in accordance with applicable accounting guidance. Income attributable to noncontrolling interest in 2008 was affected by the noncash impairment loss related to the broadcasting licenses and goodwill of Channel 31 Group. The effect amounted to $48.7 million.

  Other comprehensive income (loss) attributable to controlling interest

	Year ended December 31,
	2007	2008	2009
Other comprehensive income (loss)	$33,791	$(106,368)	$(3,812)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in 2008 and 2009 primarily represents the losses relating to these translations due to depreciation of the Russian ruble against the US dollar from August 2008. See "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets at December 31, 2008 Compared to December 31, 2009

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased from $33.7 million to $24.2 million from December 31, 2008 to December 31, 2009 mainly due to decrease in revenue.

  Short-term investments

        As of December 31, 2009 short-term investments represent cash deposits with maturity in the range from three to six months placed in Russian banks.

  Broadcasting licenses

        Broadcasting licenses decreased from $166.2 million to $159.0 million from December 31, 2008 to December 31, 2009 primarily due to a noncash impairment loss recorded in 2009 related to some of our broadcasting licenses. See "—Impairment loss." This decrease was offset by increase in broadcasting licenses due to our acquisition of several regional Russian television stations. See "—Recent Acquisitions."

  Programming rights

        The increase in programming rights from December 31, 2008 to December 31, 2009 was primarily due to the acquisition of a significant package of foreign programming during 2009.

  Accounts payable

        Accounts payable increased from $41.0 million at December 31, 2008 to $51.1 million at December 31, 2009 primarily due to an increase in amounts due for purchases of programming rights.

  Accrued liabilities

        Accrued liabilities decreased from $41.6 million at December 31, 2008 to $35.0 million at December 31, 2009 primarily due to reversals of pre-acquisition tax contingencies related to our acquisitions of the DTV Group and Channel 31 Group, mainly due to the results of tax audit at DTV Group and lapse of the statute of limitations.

  Deferred revenue

        Deferred revenue decreased from $14.7 million at December 31, 2008 to $5.0 million at December 31, 2009 primarily due to a decrease in prepayments from advertisers during 2009 when compared to 2008.

  Short-term and long-term loans and interest accrued

        The decrease in long-term and short-term loans and interest accrued is due to the partial repayment of our debt outstanding under the Credit Facility during the second and fourth quarters of 2009, and reclassification of the remaining portion to short-term loans and interest accrued, in accordance with the payment schedule. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        At December 31, 2009, we had $84.4 million in cash and cash equivalents, of which approximately 49% was held in US dollar-denominated accounts. In addition, at December 31, 2009, we had $39.1 million in deposits with maturities ranging from three to six months, of which approximately 38%

was held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2007	2008	2009
	(in thousands)
Net cash provided by operating activities	$158,023	$185,937	$132,941
Net cash used in investing activities	(37,591)	(419,032)	(81,654)
Net cash provided by (used in) financing activities	733	20,595	(62,548)

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flow from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenue was $452.7 million, $623.3 million and $483.9 million, respectively, for 2007, 2008 and 2009.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights was $176.8 million, $245.7 million and $209.3 million during 2007, 2008 and 2009, respectively, exceeding our programming rights and sublicensing rights amortization expense in each of these years. Programming rights and sublicensing rights amortization was $163.2 million, $229.0 million and $185.2 million, respectively, during 2007, 2008 and 2009. In 2009, our net cash provided by operating activities included a cash payment by us in the amount of $29.4 million to our former CEO and board member, Alexander Rodnyansky, in conjunction with revisions to a share appreciation right effected in connection with the settlement of legal proceedings brought by us against him.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases and establishment of new owned-and-operated stations and investments in cash deposits. In 2007, we spent $5.6 million on capital expenditures, mainly on purchases of broadcasting, transmission and video equipment and office and computer equipment. We also paid an aggregate of $34.8 million (net of cash acquired) to acquire interests in regional television stations in Russia.

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

        In 2009, we paid cash of $25.7 million for acquisitions, including $11.0 million of earn-out payments in relation to our acquisition of production companies in 2008 and $14.7 million paid for acquisition of additional owned-and-operated stations. In 2009, we spent cash of $16.2 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2009, we made cash deposits of $39.1 million in Russia banks. These deposits have original maturity in the range from three to six months.

        In 2010, we expect capital expenditures to reach up to $40 million as we continue to work on establishing a unified digital play-out facility in Moscow, continue the digitalization of our content library, upgrade our broadcasting equipment and move into a new Moscow office facility (if negotiations for the lease of this facility are successful).

        Cash used in financing activities includes proceeds and repayments of borrowings, proceeds from exercises of stock options and payments of dividends to minority interest holders in our owned-and-operated stations. In 2007, we received $6.6 million from the exercise of stock options and paid $5.8 million in dividends to minority shareholders of our owned-and-operated stations. During 2008, we drew-down $135.0 million under the Credit Facility Agreement and later repaid $44.8 million of the outstanding principal. Also, in 2008 we repaid the outstanding principal amount of indebtedness to MTG assumed in the acquisition of DTV, and the related interest in the amount of $65.4 million. In 2009, we repaid outstanding principal under the Credit Facility Agreement in the amount of $62.0 million. See—"Credit Facility Agreement". Also, in 2009 we received $3.4 million in proceeds from exercise of share appreciation rights by Alexander Rodnyansky.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Through 2010	2011 through 2012	2013 through 2014	Thereafter
	(in thousands)
Acquisition of programming rights	$171,408	$105,861	$65,547	—	$—
Debt obligations	$28,520	$28,520	—	—	—
Transmission and satellite fees	$83,508	$14,450	$32,951	$36,107	—
Leasehold obligations	$5,728	$2,879	$697	$465	$1,687
Acquisition of format rights	$2,645	$2,645	—	—	—

Total(1)	$291,809	$154,355	$99,195	$36,572	$1,687

(1)
Accrued liabilities related to income taxes in the amount of $6,968 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        We have considered all recently issued accounting pronouncements and disclosed the ones that could be material to our financial statement in the notes to our consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the year ended December 31, 2009, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $44.2 million and $18.9 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar. See "Item 1A. Risk Factors—Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected."

        Moreover, payments under the Credit Facility Agreement are denominated in US dollars. As of December 31, 2009, outstanding principal and accrued interest under the Credit Facility Agreement was $28.3 million. In order to reduce our foreign exchange risk related to a portion of our payments due under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008. Under that foreign exchange forward contract, we were previously obligated to buy an aggregate of $51 million at a RUR/US$ exchange rate that ultimately proved to be more favorable for us than the prevailing exchange rates at the time of purchase. Our remaining obligation under that forward exchange contract is to purchase $15 million at a rate of RUR 28.84 for each $1.00 on June 15, 2010.

        In addition, from time to time, we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In connection with these hedging arrangements, at December 31, 2009, we were party to foreign exchange forward contracts that commit us to purchase $20 million at rates ranging from RUR 30.11 to RUR 31.15 for each $1.00 on various dates from April through October 2010.

        The prevailing exchange rate as of February 24, 2010 was RUR 30.15 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During 2009, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During 2009 we completed migration of our consolidation system to Hyperion. This initiative further strengthened the overall design and operating effectiveness of our internal control over financial reporting. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting. We believe this change favorably impacted our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company's chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2009, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

 Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 1, 2010

 PART III

Item 9B.    Other Information.

  None

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 2010, and is incorporated herein by reference.

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

 Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2, the consolidated financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (as codified in ASC 810), which became effective for the Company on January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 1, 2010

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,055	$84,441
Short-term investments	—	39,072
Trade accounts receivable, net of allowance for doubtful accounts (2008—$1,355; 2009—$988) (including accounts receivable from related parties: 2008—$832, 2009—$1,060)	33,670	24,230
Taxes reclaimable	8,171	7,491
Prepayments (including prepayments to related parties: 2008—$518, 2009—$7)	29,005	31,277
Programming rights, net	71,976	79,268
Deferred tax assets	14,166	18,840
Other current assets	7,720	2,588

TOTAL CURRENT ASSETS	262,763	287,207

PROPERTY AND EQUIPMENT, net	22,722	25,539
INTANGIBLE ASSETS, net:
Broadcasting licenses	166,173	158,993
Cable network connections	25,205	29,689
Trade names	17,587	17,082
Network affiliation agreements	9,214	6,769
Other intangible assets	1,244	1,887

Net intangible assets	219,423	214,420
GOODWILL	223,027	226,116
PROGRAMMING RIGHTS, net	48,031	64,343
SUBLICENSING RIGHTS, net	1,221	546
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,311	5,184
PREPAYMENTS	6,238	6,605
DEFERRED TAX ASSETS	15,154	18,440
OTHER NON-CURRENT ASSETS	2,939	2,920

TOTAL ASSETS	$806,829	$851,320

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable (including accounts payable to related parties: 2008—$55, 2009—$397)	41,025	51,088
Accrued liabilities	41,573	34,968
Taxes payable	30,154	27,871
Short-term loans and interest accrued	62,165	28,278
Deferred revenue	14,683	4,976
Deferred tax liabilities	2,778	5,112

TOTAL CURRENT LIABILITIES	192,378	152,293

LONG-TERM LOANS	28,438	—
DEFERRED TAX LIABILITIES	38,943	35,203
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2008—152,155,213, 2009—154,227,746)	1,522	1,542
Additional paid-in capital	365,362	386,950
Retained earnings	232,321	332,710
Accumulated other comprehensive loss	(54,616)	(58,428)
Non-controlling interest	2,481	1,050

TOTAL STOCKHOLDERS' EQUITY	547,070	663,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$806,829	$851,320

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2007	2008	2009
REVENUES:
Advertising (including revenue from related parties of $4,522, $7,717 and $4,033 in 2007, 2008 and 2009, respectively)	$452,669	$623,336	$483,945
Sublicensing and own production revenue (including revenue from related parties of $10,862, $898 and $3,403 in 2007, 2008 and 2009, respectively)	17,006	14,016	20,999
Other revenue (including revenue from related parties of $18, $72 and nil in 2007, 2008 and 2009, respectively)	2,381	2,819	1,169

Total operating revenues	472,056	640,171	506,113

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $24,652, $10,030 and $9,190 in 2007, 2008 and 2009 respectively; and inclusive of stock-based compensation of $665, $852 and $5,334 in 2007, 2008 and 2009, respectively)	(19,596)	(37,514)	(37,422)
Selling, general and administrative (exclusive of depreciation and amortization of $2,709, $3,349 and $2,264 in 2007, 2008 and 2009, respectively; inclusive of stock-based compensation of $13,029, $15,231 and $42,273 in 2007, 2008 and 2009, respectively)	(68,878)	(93,414)	(100,799)
Amortization of programming rights	(153,531)	(220,557)	(178,392)
Amortization of sublicensing rights and own production cost	(9,629)	(8,443)	(6,832)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(27,361)	(13,379)	(11,454)
Impairment loss	—	(232,683)	(18,739)

Total operating expenses	(278,995)	(605,990)	(353,638)

OPERATING INCOME	193,061	34,181	152,475
FOREIGN CURRENCY GAINS (LOSSES)	151	(28,861)	(4,555)
INTEREST INCOME (including interest income from related parties of $315, $927 and $1,434 in 2007, 2008 and 2009, respectively)	11,002	6,221	6,087
INTEREST EXPENSE (including interest expense from related parties of nil, $2,450 and nil in 2007, 2008 and 2009, respectively)	(3)	(9,434)	(6,959)
GAINS ON SALE OF BUSINESSES	747	—	—
OTHER NON-OPERATING INCOME, net	1,168	776	1,060
EQUITY IN INCOME (LOSSES) OF INVESTEE COMPANIES	(1,195)	1,511	537

Income before income tax	204,931	4,394	148,645

INCOME TAX EXPENSE	(63,176)	(19,874)	(45,626)

CONSOLIDATED NET INCOME (LOSS)	$141,755	$(15,480)	$103,019

LESS: (INCOME)/LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(5,842)	$37,934	$(2,630)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$135,913	$22,454	$100,389

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.90	$0.15	$0.66

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.86	$0.14	$0.64

Weighted average common shares outstanding—basic	151,731,780	152,146,559	152,223,165

Weighted average common shares outstanding—diluted	158,311,967	158,187,922	157,452,763

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$141,755	$(15,480)	$103,019
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(14,699)	(66,142)	(6,317)
Depreciation and amortization	27,361	13,379	11,454
Amortization of programming rights	153,531	220,557	178,392
Amortization of sublicensing rights and own production cost	9,629	8,443	6,832
Stock based compensation expense	13,694	16,083	47,607
Gain on disposal of property and equipment	(662)	—	—
Gain on sale of businesses	(747)	—	—
Equity in (income) loss of unconsolidated investees	1,195	(1,511)	(537)
Foreign currency (gains) losses	(151)	28,861	4,555
Impairment loss	—	232,683	18,739
Changes in provision for tax contingencies	(283)	1,318	(5,934)
Changes in operating assets and liabilities:
Trade accounts receivable	124	(26,692)	6,436
Prepayments	3,025	(14,366)	(751)
Other assets	(2,330)	8,503	3,708
Accounts payable and accrued liabilities	2,332	(455)	9,144
Deferred revenue	(3,537)	4,036	(4,357)
Other liabilities	2,161	20,983	(960)
Dividends received from equity investees	2,427	1,421	622
Settlement of SARs			(29,390)
Acquisition of programming and sublicensing rights	(176,802)	(245,684)	(209,321)

Net cash provided by operating activities	158,023	185,937	132,941

CASH FLOWS FROM INVESTING ACTIVITIES:	—
Acquisitions of property and equipment and intangible assets	(5,640)	(10,065)	(16,217)
Acquisitions of businesses, net of cash acquired	(34,833)	(408,967)	(25,674)
Proceeds from sale of businesses, net of cash disposed	827	—	—
Proceeds from sale of property and equipment	2,055	—	—
Investments in deposits	—	—	(39,763)

Net cash used in investing activities	(37,591)	(419,032)	(81,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,582	1,849	3,398
Proceeds from loans	—	135,000	—
Repayments of loans	—	(110,193)	(62,000)
Increase in restricted cash	(60)	(30)	—
Dividends paid to noncontrolling interest	(5,789)	(6,031)	(3,946)

Net cash provided by (used in) financing activities	733	20,595	(62,548)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,366	3,482	(2,353)

Net increase (decrease) in cash and cash equivalents	130,531	(209,018)	(13,614)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,542	307,073	98,055

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,073	$98,055	$84,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$16,508	$4,475
Income tax paid	$75,296	$93,159	$55,220

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands of US dollars, except share data)

	Outstanding common shares	Common stock	Additional Paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-controlling interest	Stockholders' Equity
DECEMBER 31, 2006	151,505,672	$1,515	$327,587	$73,954	$17,961	$3,124	$424,141

Fair value of stock options granted	—	—	13,695	—	—	—	13,695
Stock options exercised	618,424	6	7,470	—	—	—	7,476
Foreign currency translation adjustment	—	—	—	—	33,791	182	33,973
Disposal of non-controlling interest	—	—	—	—	—	(351)	(351)
Net income	—	—	—	135,913	—	5,842	141,755
Dividends declared on common stock	—	—	—	—	—	(5,615)	(5,615)

DECEMBER 31, 2007	152,124,096	$1,521	$348,752	$209,867	$51,752	$3,182	$615,074

Fair value of stock options granted	—	—	16,083	—	—	—	16,083
Stock options exercised	31,117	1	527	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	(106,368)	(188)	(106,556)
Acquisition of non-controlling interest	—	—	—	—	—	43,546	43,546
Net income (loss)	—	—	—	22,454	—	(37,934)	(15,480)
Dividends declared on common stock	—	—	—	—	—	(6,125)	(6,125)

DECEMBER 31, 2008	152,155,213	$1,522	$365,362	$232,321	$(54,616)	$2,481	$547,070

Fair value of stock options granted	—	—	18,209	—	—	—	18,209
Stock options exercised	2,072,533	20	3,379	—	—	—	3,399
Foreign currency translation adjustment	—	—	—	—	(3,812)	17	(3,795)
Acquisition of non-controlling interest	—	—	—	—	—	—	—
Net income	—	—	—	100,389	—	2,630	103,019
Dividends declared on common stock	—	—	—	—	—	(4,078)	(4,078)

DECEMBER 31, 2009	154,227,746	$1,542	$386,950	$332,710	$(58,428)	$1,050	$663,824

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands of US dollars)

	Total			CTC Media, Inc. stockholders			Non-controlling interest
	2007	2008	2009	2007	2008	2009	2007	2008	2009
Net Income (loss)	$141,755	$(15,480)	$103,019	$135,913	$22,454	$100,389	$5,842	$(37,934)	$2,630
Other Comprehensive Income (loss)
Foreign Currency Translation Adjustment	33,973	(106,556)	(3,795)	33,791	(106,368)	(3,812)	182	(188)	17

Total Other Comprehensive Income (loss)	33,973	(106,556)	(3,795)	33,791	(106,368)	(3,812)	182	(188)	17

Comprehensive income (loss)	$175,728	$(122,036)	$99,224	$169,704	$(83,914)	$96,577	$6,024	$(38,122)	$2,647

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and the second quarter of 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its television entertainment network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. The Company acquired an interest in Channel 31, a Kazakh television broadcaster, in February 2008 and an interest in a broadcasting group, consisting of two companies, in Moldova in October 2008. In conjunction with these acquisitions, the Company added an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, in April 2008, the Company acquired two production companies—Costafilm and Soho Media—adding another business segment: Production Group.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International, an advertising sales house (Note 15). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

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

        The Company is the primary beneficiary of the Channel 31 Group (acquired in 2008), a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 60% and 70% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group (see Note 15 for a discussion about legal restrictions of ownership in Kazakhstan). The Company has consolidated the Channel 31 Group from its date of acquisition. At December 31, 2009, the Channel 31 Group had assets (excluding intercompany assets) totaling $19,096 and liabilities (excluding intercompany liabilities) totaling $13,436. These assets and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities primarily relate to broadcasting licenses, the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group (Note 4). The Company finances the Channel 31 Group's operations during the ordinary course of business. At December 31, 2009 the amount of intercompany payables of the Channel 31 Group totaled $6,944. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totalled $178 for 2009. This amount includes intercompany expenses of $838.

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s ownership interests in these subsidiaries at December 31, 2007, 2008 and 2009 are presented in the table below:

	2007	2008	2009
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
DTV Network	—	100.0%	100.0%
Television Station Groups
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	99.9%	99.9%	99.9%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
DTV-St. Petersburg	—	100.0%	100.0%
CIS Group
Channel 31 Group	—	60.0%	60.0%
Production Group
Costafilm	—	100.0%	100.0%
Soho Media	—	100.0%	100.0%

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

Foreign Currency Translation

        In 2007, 2008 and 2009, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble. In 2008, upon its acquisition, the Company determined that the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed in accordance with the accounting provisions using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income (loss).

Revenue Recognition

        The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue is recorded net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. The advertising sales commissions amounted to $61,443, $95,346 and $72,036 in 2007, 2008 and 2009, respectively.

        Sublicensing, own production and other revenue primarily represent revenue the Company earns from sublicensing its rights to programming and from licensing of internally-produced programming. Sublicensing and own production revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin exploitation, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

Programming Rights

        Programming rights are stated at the lower of cost or net realizable value. In accordance with accounting guidance, the Company capitalizes expenditures for the acquisition of programming rights.

        Purchased programming rights and the related liabilities are recorded at their gross value when the license period begins and the programs are available for broadcast. Marketing, distribution, and general and administrative costs are expensed as incurred.

        In conjunction with the acquisition of the production companies, Costafilm and Soho Media (Note 4), programming rights include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming as a component of film costs. Internally-produced programming is stated at the lower of amortized cost or fair value.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates or possibly the recognition of an impairment charge to consolidated statement of income (loss). Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally-produced programming is classified as non-current.

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

        At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income (loss).

Amortizable Long-Lived Assets

        Definite-lived intangible assets primarily represent cable network connections and network affiliation agreements. Cable network connections are amortized on a straight-line basis over their estimated term, from the date of such connection until December 2015. Network affiliation agreements are amortized on a straight-line basis over their estimated term, which is five years. These assets are stated at cost less accumulated amortization.

        Amortizable assets, including property and equipment and definite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

Fair Value Measurements

        The Company has adopted changes issued by the FASB to the use of fair value accounting. The new standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by the standard contains three levels as follows:

  Level 1—Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

  Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets in non-active markets; (3) inputs other than quoted prices that are observable for the asset or liability; and (4) inputs that are derived principally from or corroborated by other observable market data.

  Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

        In 2009, the Company had measurements at fair value for financial derivative instruments, its broadcasting licenses and trade names, impairment, and nonfinancial assets and liabilities recognized as a result of the acquisitions. See below.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of acquisition costs over the Company's share of fair value of the net assets of acquired businesses. Indefinite-lived intangible assets primarily represent broadcasting licenses and trade names.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Channel 31 broadcasting license was granted for an indefinite period of time. Russian broadcasting licenses generally require renewal every five years and renewed upon application. The Company expects each of its licenses to be renewed to continue to operate its business. Broadcasting licenses are assigned indefinite lives after consideration of the following conditions:

  •
  the Company intends to renew the licenses into the foreseeable future;

  •
  the Company has precedents of renewals or reasonable expectation of renewals;

  •
  the Company does not expect any substantial cost to be incurred as part of a future license renewal and no costs have been incurred in the renewals to date; and

  •
  the Company has not experienced any historical evidence of a compelling challenge to its holding licenses.

        The Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian and Kazakh political environment provide sufficient basis for indefinite-live assumptions for the licenses, as it reflects the estimated periods during which it expects to benefit from the use of such licenses. As of December 31, 2009, the weighted-average period prior to the next renewal of Russian broadcasting licenses is 3.5 years. During 2009, the Company renewed Russian broadcasting licenses with carrying value totalling $5,667 until 2014. Also during 2009, the Company assigned $16,847 of the purchase consideration made in conjunction with the acquisition of several regional stations, to broadcasting licenses (Note 4). The weighted-average period prior to the next renewal of these new licenses is 2.6 years.

        Indefinite-lived intangible assets and goodwill are not subject to amortization but are tested for impairment.

  Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number of factors which could trigger an impairment review and these could include:

  •
  under-performance of operating segments or changes in projected results;

  •
  changes in the manner of utilization of an asset;

  •
  severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets;

  •
  negative market conditions or economic trends; and

  •
  specific events, such as new legislation, new entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units and comparing the carrying amount of the entire reporting unit to the estimated

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is less than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, the Company compares fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired. The Company has determined that its reporting units are the same as its operating segments.

        Indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of the carrying value over the fair value is recognized as an impairment charge. Broadcasting licenses and tradenames are evaluated at the individual asset level.

        Assessing goodwill and indefinite-lived intangible assets for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time.

        The Company's estimate of the cash flows its operations will generate in future periods forms the basis for most of the significant assumptions inherent in the impairment reviews. The Company's expectations of these cash flows are developed during its long- and short-range business planning processes, which are designed to address the uncertainties inherent in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth.

        The Company has observed over many years a strong positive correlation between the macroeconomic performance of its markets and the size of the television advertising market and ultimately the cash flows the Company generates. With this in mind, the Company has placed a high importance on developing its expectations for the future development of the macroeconomic environment in general and the advertising market and the Company's share of it in particular. While this has involved an appreciation of historical trends, the Company has placed a higher emphasis on forecasting these market trends, which has involved detailed review of macroeconomic data and a range of both proprietary and publicly-available estimates for future market development.

        The Company determines the fair values calculated in impairment tests using free cash flow models involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. The most significant of these assumptions are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. The costs of capital that the Company has applied in all reporting

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    units since the end of 2008 have been very high compared to historic levels, which the Company believes represents a fundamental re-pricing of the perceived risk of investing in Russia and CIS.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management.

  •
  Allocation of cash flows from national advertising to broadcasting licenses: Regional stations broadcast programming received by satellite from the networks, including national advertising. Therefore, the Company's regional broadcasting licenses generate revenues for the Company at the networks level. Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Gallup Media. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia. The audience rating for any channel is measured based on the ratings in cities included in panel measured by TNS. The Company's assumptions on the share of national revenue generated by each of its broadcasting licenses are developed from a number of external sources, in combination with a process of on-going consultation with operational management.

  •
  Market shares: This assumption is a function of the audience share the Company expects to generate from its reporting units, and the relative price at which the Company can sell advertising. For broadcasting licenses, the Company estimates market shares based on the assumptions related to the market participants potentially willing to acquire the station in each particular region. The Company's estimates of the market shares are developed from a number of external sources, in combination with a process of on-going consultation with operational management.

  •
  Forecasted operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which the Company manages the relationship between revenues and costs. The Company forecast the level of operating costs by reference to (a) the historical absolute and relative levels of costs the Company has incurred in generating revenue in each reporting unit and regional station, (b) the operating strategy of each business, (c) specific forecasted operating costs to be incurred and (d) expectations on what these costs would be like for an average market participant. The Company's estimates of the forecasted operating costs are developed from a number of external sources, in combination with a process of on-going consultation with operational management.

  •
  Forecasted capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. The Company forecasts the level of future capital expenditure based on current

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    strategies and specific forecast costs to be incurred, as well as expectations on what these costs would be like for an average market participant. The Company's estimate of forecasted capital expenditure is developed from a number of external sources, in combination with a process of on-going consultation with operational management.

  Impairment reviews during 2008 and 2009.

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

        The principal factors leading to the impairment losses recorded by the Company in 2008 were reductions in the projected future cash flows of the recently acquired businesses, as well as increases in the discount rates applied to those cash flows. These modifications were made to reflect the prevailing economic instability in Russia and other CIS countries in which the Company operates and the expectation that this economic environment may continue in the near to mid-term, following the continuing global credit crisis and the related turmoil in the global financial system. Although the Company continues to project future long-term growth in cash flows, such growth is lower than that estimated at the time the businesses were acquired. The reduction in estimated future cash flows from February 2008, when the Company acquired Channel 31 Group and April 2008, when the Company acquired DTV Group, reflected the impact of the weaker economy, including forecasted decline in gross domestic product and a forecasted decline in the growth of total advertising spending in ruble terms in 2009, offset in part by increased cost controls of the Company and decreased statutory income tax rates in Russia and Kazakhstan effective from 2009. The Company used higher discount rates (ranging from approximately 22%-26% for 2009 to 13%-17% for 2013 and terminal years as compared to approximately 12-16% used in the original February 2008 valuation of Channel 31 Group, the April 2008 valuation of DTV Network and DTV Television Station Group and the October 2008 valuation of the Moldova Group reporting unit and its assets). These increased rates reflected an expected increase in the risks inherent in the estimated future cash flows attributable to the economic volatility, which was more pronounced during the fourth quarter of 2008.

        As of December 31, 2009, the Company recorded non-cash impairment losses totaling $18,739 related to certain broadcasting licenses in our CTC and DTV Television Station Groups. The decline in the fair value of these broadcasting licenses below book value was primarily the result of the change in the weight given to panel cities by TNS Gallup Media. Certain cities were given less weight then in the previous panel survey, reducing the value of these licenses. The Company reviewed its other reporting units and indefinite-life assets and determined impairment was not necessary in 2009.

        In the future, events and changes in circumstances may again impact the carrying value of Company's intangible assets and require the Company to record additional impairment losses that could have a material adverse impact on the Company's results of operations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepayments

        Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2008 and 2009, prepayments for programming rights were $27,525 and $33,800, respectively.

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of three months or less as cash and cash equivalents. Deposits in banks with an original maturity of more than three months are classified as short-term investments.

        Of the $84,441 cash balance the Company had as of December 31, 2009, it held cash with a US dollar-equivalent value of $83,814 in Russian banks, including subsidiaries of foreign banks. In addition, the Company has deposits with a maturity of more than three months in the amount of $39,072 in Russian banks. This amount of deposits includes ruble-denominated deposits of $24,084 bearing interest ranging from 4.9% to 11.25%, and US dollar-denominated deposits of $14,988 bearing interest ranging from 1.5% to 6.0%. Management periodically reviews the credit worthiness of the banks in which it holds its cash.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes the changes in the allowance for doubtful accounts for the year ended December 31, 2009:

	Balance at December 31, 2008	Additions (charged to expenses)	Deductions (subsequent payments or write-offs)	Foreign currency translation adjustments	Balance at December 31, 2009
Allowance for doubtful accounts	$1,355	$418	$(778)	$(9)	$988

Income Taxes

        The Company recognizes income tax positions if it is more likely than not that they will be sustained on a tax audit, including resolution of related appeals or litigation processes, if any, and measures them as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carryforwards which are expected to be realized. A valuation allowance for deferred tax assets is established when it is more likely than not that all or a portion of deferred tax assets will not be realized (Note 12).

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2008 and 2009 were $13,915, $16,459 and $11,140, respectively.

Pensions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. In Russia, all social contributions, including contributions to the pension fund, were substituted with a unified social tax ("UST") calculated by the application of a regressive rate from 26% to 2% of the annual gross remuneration of each employee. Starting from 2010 UST has been replaced with contributions to social, medical and pension funds at flat rate of 26% of the annual gross renumeration of each employee not to exceed certain pre-determined amount of compensation. Starting in 2011, the rate will increase to 34% for most of the taxpayers. In Kazakhstan, employers are required to withhold 10% of the gross salaries of local employees for remittance to local state pension funds. In addition, employers are required to pay social tax for their employees calculated by the application of a flat rate of 11% of the annual gross remuneration of each employee and obligatory social insurance contributions of 4% of the gross salaries of local employees. Starting in 2011, obligatory social insurance contributions will increase to 5%. These contributions are expensed as incurred.

Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognizes them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income (loss) together

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income (loss). For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income (loss). The Company does not use derivatives for trading purposes. At December 31, 2009 and 2008, the Company did not have any fair value or cash flow hedges.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value.

        In order to reduce its foreign exchange risk related to a portion of its payments due under the Credit Facility Agreement, the Company entered into a foreign exchange forward contract. In addition, from time to time, the Company enters into foreign exchange hedging arrangements in relation to a portion of its programming commitments denominated in US dollars. These contracts are marked to market at the balance sheet date, and the resultant unrealized gains and losses are recorded in the consolidated statement of income (loss), together with realized gains and losses arising on settlement of these contracts.

Comprehensive Income (Loss)

        During the years ended December 31, 2007, 2008 and 2009, comprehensive income (loss) comprises net income (loss) and foreign currency translation adjustment.

Stock-Based Compensation

        The cost of the equity instruments is measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

        The Company estimates the fair value of stock options at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate (Note 13). Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as stock-based compensation expense over the service period.

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These changes reclassify certain expenses in direct operating and selling, general and administrative expenses, but do not impact total operating expenses.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New and Recently Adopted Accounting Pronouncements

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

        Fair Value Measurements and Disclosures.    The Company's nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include, goodwill and intangible assets acquired in connection with business combinations. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

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

        In January 2010, the FASB issued additional guidance that requires new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy (discussed above) and separate disclosures related to purchases, sales, issuances and settlements in the roll forward for Level 3 inputs. The update also clarifies existing guidance for fair value measurements for each class of assets and liabilities as well as for disclosures about inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances and settlements in the roll forward for Level 3 inputs which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this update will not have a significant impact on the Company's financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Business Combinations.    In December 2007, FASB issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009. After the adoption, the reversal of tax contingencies outside the measurement period related to acquisitions are recorded in the statement of income (loss) and not as an adjustment to goodwill. In 2009, the amount of such reversals recognized in the statement of income (loss) comprised $7,520.

        In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement amends the guidance on business combinations to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a significant impact on the Company's financial statements.

        Noncontrolling Interests.    In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance became effective for the Company on January 1, 2009. From the date of adoption the Company is required to report its noncontrolling interests as a separate component of shareholders' equity. Among other requirements, this guidance requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income (loss), of the amounts of consolidated net income (loss) attributable to the parent and to the noncontrolling interest. It requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Accordingly, the retroactive adoption reclassified the presentation of the Company's existing minority interests and adjusted its prior period consolidated financial statements, including the captions "consolidated net income" and "total stockholders equity". All other requirements of the guidance are to be applied prospectively. The Company has adopted the guidance starting from January 1, 2009.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivatives and Hedging.    In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the guidance did not have a significant impact on the Company's financial statements.

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

        Consolidation of variable interest entities.    In June 2009, the FASB issued guidance that amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments significantly affects the overall consolidation analysis under the existing guidance. Accordingly, an enterprise needs to reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The guidance is effective for the Company as of January 1, 2010. Early adoption is prohibited. The adoption of this guidance will not have a significant impact on the Company's financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2007, 2008 and 2009 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2007, 2008 and 2009, was 1,104,375, 2,757,924 and 10,068,631 respectively.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2007	2008	2009
Net income attributable to CTC Media, Inc. stockholders	$135,913	$22,454	$100,389

Weighted average common shares outstanding—basic
Common stock	151,731,780	152,146,559	152,223,165
Dilutive effect of:
Common stock options and SARs	6,580,187	6,041,363	5,229,598

Weighted average common shares outstanding—diluted	158,311,967	158,187,922	157,452,763

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.90	$0.15	$0.66
Diluted	$0.86	$0.14	$0.64

        The numerator used to calculate diluted net income per common share for 2007, 2008 and 2009 was net income attributable to CTC Media, Inc. stockholders.

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

        In July 2007, the Company acquired a 100% interest in OOO Grand, which in turn owns 50% of ZAO Channel 6, a station in Kazan, thus increasing the Company's investment in this station from 50% to 100%. Total cash consideration was $10,000. These acquisitions were accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $12,225 to broadcasting licenses.

        In July 2007, the Company also acquired a 49% interest in each of the four stations in Irkutsk and the Irkutsk region, OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region, for a total purchase price of $12,241, $9,901 of which was paid in cash as of December 31, 2007. The remaining $2,340 of the purchase price was payable in cash upon receipt of certain regional broadcasting licenses. In February 2009, the Company signed an amendment to the share purchase agreement to reduce the number of regional broadcasting licenses it was to acquire and, accordingly, reduce the contingent consideration to $1,102. This payment was made in February 2009. In September 2007, the Company acquired another 2% of each of the companies noted above for total cash consideration of $499, bringing its ownership in OOO CTC Irkutsk, OOO Irkutsk TV, OOO Region TV and OOO Media Region up to 51%. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $13,292 to broadcasting licenses. In 2009, the Company recorded a noncash impairment loss of $8,026 (before tax effect) related to impairment of these broadcasting licenses. See Note 2.

        In August 2007, the Company acquired 100% of OOO Stavropolskaya Veshatelnaya Corporatsiya, a TV station in Stavropol, for a total cash consideration of $3,800. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

assigned $4,877 to broadcasting licenses. In 2009, the Company recorded a noncash impairment loss of $948 (before tax effect) related to impairment of this broadcasting license. See Note 2.

        In December 2007, the Company acquired 100% of OOO Region-25, a TV station in Ussuriysk, for a total cash consideration of $2,000. This acquisition was accounted for under the purchase method. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $2,632 to broadcasting licenses. In 2009, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

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

        The total purchase consideration for the Channel 31 Group was $65,319 in cash, including $526 in direct transaction costs. As of December 31, 2008, the Company had paid in full the total amount of the purchase consideration. The Company has consolidated the financial results of Channel 31 Group from the date of acquisition, based on the fact that the Company us deemed a primary beneficiary of this variable interest entity.

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

        The goodwill arising from the purchase price allocation was believed to be consistent with the synergies expected to be realized from the acquisition and the value of the assembled business. The goodwill is not expected to be deductible for tax purposes.

        Broadcasting licenses have indefinite useful lives and, as such, are not being amortized.

        As of December 31, 2008, the Company recorded noncash impairment losses of $74,699 (before tax effect) related to the impairment of the broadcasting license and $58,189 related to the impairment of goodwill of Channel 31 Group. Impairment of goodwill had no tax effect. See Note 2.

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

        As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition such indebtedness amounted to $65,668 (Note 11). Direct transaction costs incurred in conjunction with this acquisition were $3,573. In connection with the purchase of the DTV Group, the Company granted MTG a right of first offer, for a ten-year term, in the event that the Company seeks to license to any third-party any rights it or its affiliates hold to broadcast television programming in Estonia, Latvia or Lithuania.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

        The Company performed a valuation of the DTV Group to allocate the purchase price to the acquired assets and liabilities, using the best information available as at the date of the valuation. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$9,586
Property and equipment	1,322
Programming rights	4,097
Intangible assets, net
Broadcasting licenses	202,050
Network affiliation agreements	13,544
Cable network connections	25,874
Trademark	24,520
Other intangible assets	154
Goodwill	176,226
Other non-current assets	15,829

Total assets	$473,202
LIABILITIES:
Current liabilities	$22,312
Non-current liabilities	65,668
Deferred tax liabilities	53,596

Net assets	$331,626

Total purchase consideration and acquisition costs	$331,626

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

Production companies

        In April 2008, the Company acquired two Russian production companies, Costafilm and Soho Media. The Company historically purchased programming rights from these companies. Under the terms of the Costafilm share purchase agreement, the Company paid an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments, which are denominated in Russian rubles, of up to $10,617 for each year or $31,851 in aggregate for the three years (at the US dollar/ruble exchange rate as of December 31, 2009) are payable subject to achievement of certain

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

performance criteria for 2008, 2009 and 2010. Costafilm achieved all the performance criteria for 2008 and 2009; accordingly, the Company paid the 2008 earn-out during 2009 and has accrued a liability in respect of the 2009 earn-out payment in amount of $10,617, as of December 31, 2009. The Company has allocated $1,261 and $912, respectively, of the 2008 and 2009 earn-outs, to compensation expense for the respective years for the previous owners of Costafilm, who continue to be employed by the Company. The remaining amounts of the 2008 and 2009 earn-outs were assigned to goodwill, attributed to the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

        Under the terms of the Soho Media share purchase agreement, the Company paid $4,000 in cash in connection with closing. The Company is also required to make additional annual cash earn-out payments to the owners, denominated in US dollars, of up to $2,000 for each year, or $6,000 in aggregate for all three years subject to achievement of certain performance criteria for 2008, 2009 and 2010. Soho Media achieved all the performance criteria for 2008 and 2009; accordingly, the Company paid the 2008 earn-out during 2009 and has accrued a liability in respect of the 2009 earn-out payment in amount of $2,000, as of December 31, 2009. The Company has allocated $500 and $633, respectively, of the 2008 and 2009 earn-outs, to compensation expense for the respective years for the previous owners of Soho Media, who continue to be employed by the Company. The remaining amounts of the 2008 and 2009 earn-outs were assigned to goodwill, attributed to the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

  Other acquisitions

        In April 2008, the Company acquired a 100% interest in OOO CTC-Saratov, a television station in Saratov, for a total cash consideration of $12,766. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $16,796 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. In 2009, the Company recorded a noncash impairment loss of $5,146 (before tax effect) related to impairment of this broadcasting license. See Note 2.

        In June 2008, the Company acquired a 100% interest in OOO Kanskoe TV, a television station in Kansk, for a total cash consideration of $1,007. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $1,321 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. In 2009, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

        In October 2008, the Company acquired a 51% interest in a broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for a total consideration of $4,309 in cash, including $430 in direct transaction costs. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,309 to broadcasting licenses and other assets and liabilities assumed. In 2008, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

Acquisitions in 2009

        In November 2009, the Company acquired a 100% interest in OOO Shestoy Kanal, a television station in Ulyanovsk, for a total cash consideration of $1,314. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $1,643 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In December 2009, the Company acquired a 100% interest in a Volzhskaya broadcasting group consisting of five television stations in the Russian cities of Ulyanovsk, Cheboksary, Ivanovo and Kirov, for a total cash consideration of $12,164. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $15,205 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        The valuation of broadcasting licenses for acquisitions made in 2009 is subject to possible adjustments during the measurement period, upon availability of additional information about assumptions that the market participants would use in determination of exit prices for these assets. See Note 2 for a discussion on fair value measurements.

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2008 and 2009 comprise the following:

	December 31,
	2008	2009
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$25,994	$52,760
Accumulated amortization	(23,973)	(44,028)

Released, net book value	2,021	8,732

Completed and not released	8,564	11,484
In production	7,281	5,638

Total	17,866	25,854

Acquired rights:
Historical cost	325,361	369,062
Accumulated amortization	(223,220)	(251,305)

Net book value	102,141	117,757

Total programming rights	$120,007	$143,611

Current portion	71,976	79,268

Non-current portion	48,031	64,343

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET (Continued)

        The Company expects to amortize approximately $12,258 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months ending December 31, 2010. In addition, the Company expects to amortize approximately 100% of its unamortized internally produced programming rights within the three years following December 31, 2009.

        During 2007, 2008 and 2009, the Company recognized impairment charges on programming rights of $5,707, $16,618 and $14,854, respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated statements of income (loss).

6.     PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2008 and 2009 comprise the following:

		December 31,
	Useful life, years
		2008	2009
Cost:
Broadcasting equipment	7	$28,187	$33,818
Buildings	10-25	10,297	10,053
Office equipment	3	7,593	7,640
Vehicles	5	1,337	1,040

Total cost		$47,414	$52,551
Accumulated depreciation		(24,692)	(27,012)

Net book value		$22,722	$25,539

        Depreciation expense was $5,470, $7,104 and $4,861 in 2007, 2008 and 2009, respectively.

7.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2008 and 2009 comprise the following:

	December 31,
	2008		2009
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$166,173	$—	$158,993	$—
Trade names	17,587	—	17,082	—
Cable network connections	28,831	(3,626)	37,116	(7,427)
Network affiliation agreements	21,147	(11,933)	20,826	(14,057)
Other intangible assets	2,498	(1,254)	3,917	(2,030)

Total	$236,236	$(16,813)	$237,934	$(23,514)

        Amortization expense was $21,891, $6,275 and $6,593 in 2007, 2008 and 2009, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     INTANGIBLE ASSETS, NET (Continued)

        Estimated amortization expenses for the next five years related to amortizable intangible assets are as follows:

For the year ended December 31, 2010	$7,831
For the year ended December 31, 2011	7,607
For the year ended December 31, 2012	7,530
For the year ended December 31, 2013	5,209
For the year ended December 31, 2014	5,146
Thereafter	5,022

$38,345

        As of December 31, 2008, the Company recorded impairment losses totaling $174,494 related to intangible assets recorded in connection with acquisitions completed in 2008. As of December 31, 2009, the Company recorded impairment losses totaling $18,739 related to some of its broadcasting licenses. See Note 2.

8.     GOODWILL

        Goodwill as of December 31, 2007, 2008 and 2009 comprises the following:

	Balance December 31, 2007	Goodwill acquired	Impairment loss	Foreign currency translation adjustment	Balance December 31, 2008
CTC Network	$42,844	$—	$—	$(7,050)	$35,794
Domashny Network	21,110	—	—	(3,473)	17,637
DTV Network	—	177,583	—	(35,546)	142,037
CTC Television Station Group	2,594	—	—	(427)	2,167
Domashny Television Station Group	12,126	—	—	(1,983)	10,143
CIS Group	—	58,262	(58,189)	49	122
Production Group	—	15,192	—	(65)	15,127

Total	$78,674	$251,037	$(58,189)	$(48,495)	$223,027

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     GOODWILL (Continued)

	Balance December 31, 2008	Goodwill acquired	Revision of purchase price	Foreign currency translation adjustment	Balance December 31, 2009
CTC Network	$35,794	$—	$—	$(1,022)	$34,772
Domashny Network	17,637	—	—	(504)	17,133
DTV Network	142,037	—	327	(5,925)	136,439
CTC Television Station Group	2,167	—	—	(62)	2,105
Domashny Television Station Group	10,143	—	—	(290)	9,853
CIS Group	122	—	—	(23)	99
Production Group	15,127	11,020	—	(432)	25,715

Total	$223,027	$11,020	$327	$(8,258)	$226,116

        In 2008, the Company has recorded noncash impairment loss of $58,189 related to the impairment of goodwill of Channel 31 Group. See Note 2.

9.     INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2008 and 2009, the Company's principal equity investees comprise the following:

	Ownership interest	2008	Ownership interest	2009
Television Stations:
CTC-Novosibirsk	50%	$5,309	50%	$5,182
Other television stations	21-50%	2	21-50%	2

Total investments and advances to investees		$5,311		$5,184

10.   ACCRUED LIABILITIES

        As of December 31, 2008 and 2009, the Company's accrued liabilities comprise the following:

	December 31,
	2008	2009
Accrued liabilities consist of:
Bonuses and accrued vacation	$3,834	$6,064
Auditing and consulting services	2,504	736
Tax contingencies and accruals for unrecognized income tax benefits	21,723	13,126
Accruals for acquisitions	12,929	12,617
Other accrued liabilities	583	2,425

Total accrued liabilities	$41,573	$34,968

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2008 and 2009 comprise the following:

			December 31,
		Annual interest rate (actual as of December 31, 2009)
	Currency		2008	2009
Syndicated Loan:
principal amount	USD	LIBOR+3% (3.25%)	$90,250	$28,250
interest accrued	USD		122	28
Other loans			231	—

Total			90,603	28,278

Less: current portion			(62,165)	(28,278)

Non-current portion			$28,438	$—

        In June 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with ABN AMRO Bank N.V., BNP Paribas, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders (the "Lenders"), to borrow $135 million (the "Loan Amount"). In July 2008, the Company drew-down the full Loan Amount and applied all of the proceeds of such draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with the Company's acquisition of the DTV Group in 2008 and to satisfy the DTV Group's indebtedness due to MTG.

        Borrowings made under the Credit Facility Agreement bear interest at an annual rate equal to LIBOR plus 3.00% (plus, if applicable, additional amounts to compensate the lenders for regulatory compliance costs). Principal amounts outstanding under the Credit Facility Agreement are repayable in installments, with 25% of the Syndicated Loan Amount paid on each of December 22, 2008, June 22, 2009 and December 22, 2009, and the remaining outstanding principal amount (as adjusted for any prepayments) being payable on June 22, 2010, unless the maturity date of the Loan Amount is extended by mutual agreement of the parties to the Credit Facility Agreement. All or a part of the principal amount outstanding under the Credit Facility Agreement may be prepaid at any time without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions contained in the Credit Facility Agreement. No breakage fee is payable if a prepayment is made on the last day of an interest period. As of December 31, 2008 and 2009 the amount outstanding under the Credit Facility and interest accrued thereon was $90.4 million and $28.3 million, respectively.

        Under the terms of the Credit Facility Agreement, the Company must comply with certain covenants, including financial covenants requiring us to comply with a maximum net debt to operating income before depreciation and amortization, or OIBDA, ratio, a minimum OIBDA to interest expense ratio, a minimum stockholder equity test and a maximum net debt to stockholders' equity ratio, as well as restrictions on certain dividend payments, liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property and transactions with affiliates.

        As of December 31, 2009, the Company had repaid $106,750 ($11,000 of which was a prepayment) of the outstanding principal amount of the Credit Facility Agreement.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2007	2008	2009
Pretax income (loss):
Domestic	$(23,793)	$(32,665)	$(41,376)
Foreign	228,724	37,059	190,021

	$204,931	$4,394	$148,645

        The following is the Company's significant components of the provision for income taxes:

	2007	2008	2009
Domestic—current	$(722)	$(126)	$(458)
Foreign—current	(77,153)	(85,890)	(51,485)
Domestic—deferred	(2,497)	(168)	(1,994)
Foreign—deferred	17,196	66,310	8,311

	$(63,176)	$(19,874)	$(45,626)

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on the US legislation, the Russian tax legislation, the Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by the owned-and-operated affiliate stations. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2007, 2008 and 2009.

        The Russian- and Kazakh-based companies are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia was 24% in 2007 and 2008. The statutory income tax rates in Kazakhstan was 30% in 2008. In November 2008, the tax legislation of Russia was amended to decrease Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation of Kazakhstan was amended to decrease the statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. The changes in income tax rates are effective from January 1 of each of the respective years. The effect of these changes on the Company's deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19,314 in 2008.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2007	2008	2009
Income tax expense at US statutory rates (35%)	$(71,726)	$(1,538)	$(52,026)
Non-deductible expenses	(8,776)	(6,381)	(18,430)
Non-off-settable losses	(4,827)	(8,867)	(7,017)
Foreign withholding tax	(3,690)	(2,908)	(4,091)
Reversals of tax contingencies	146	1,844	3,954
Valuation allowance released to income	2,901	—	—
Different foreign tax rates	25,719	789	32,158
Effect of change in tax rates	—	19,314	—
Effect of impairment loss (non-deductible assets)	—	(21,823)	—
Equity in income of investee companies	(418)	529	188
Other permanent differences	(2,504)	(833)	(362)

Income tax expense	$(63,176)	$(19,874)	$(45,626)

        Non-deductible expenses include non-deductible stock-based compensation, in the amounts of $13,694, $16,083 and $47,607 (with tax effects thereon of $4,973, $5,629 and $16,662), respectively, in 2007, 2008 and 2009. The reversals of tax contingencies recognized to 2009 income include reversals relating to DTV income and non-income tax contingencies recorded based on the results of audit by tax authorities and reversals relating to Channel 31 Group income and non-income tax contingencies recorded due to lapse in statute of limitations. The major part of these tax contingencies relate to pre-acquisition periods of the DTV Group and Channel 31 Group.

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2009:

	2008	2009
Deferred tax assets and liabilities
Net operating losses and tax loss carry forwards	$359	$582
Foreign tax credits	6,558	7,051
Programming rights	29,353	37,280
Valuation allowance	(6,950)	(7,633)

Total deferred tax assets	$29,320	$37,280

Intangible assets	(37,727)	(34,021)
Property and equipment	(1,213)	(1,395)
Other deferred tax liabilities	(2,781)	(4,899)

Total deferred tax liabilities	$(41,721)	$(40,315)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2008 and 2009 attributable to different tax paying components in different tax jurisdictions:

	2008	2009
Deferred tax assets:
Domestic tax component	$6,642	$7,202
Foreign tax component	29,628	37,711
Valuation allowance	(6,950)	(7,633)

Total deferred tax assets	$29,320	$37,280

Deferred tax liabilities:
Domestic tax component	$(411)	$(557)
Foreign tax component	(41,310)	(39,758)

Total deferred tax liabilities	$(41,721)	$(40,315)

        The following table summarizes the changes in the valuation allowance for the year ended December 31, 2009:

	Balance at December 31, 2008	Additions	Foreign currency translation adjustment	Balance at December 31, 2009
Valuation allowance	$6,950	693	(10)	$7,633

        As of December 31, 2008 and 2009, CTC Media, Inc. had net operating loss carryforwards ("NOLs") for US income tax purposes of $73 and $73, respectively, resulting in potential deferred tax benefits of $26 and $26, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The NOLs expire in 2028. As of December 31, 2008 and 2009, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $1,667 and $2,782, respectively, resulting in potential deferred tax benefit of $333 and $556, respectively. The Company has established a full valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The NOLs expire in 2019.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes. As of December 31, 2008 and 2009, the FTC potential deferred tax benefit amounted to $6,558 and $7,051, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The FTCs expire in 2018 and 2019, respectively.

        As of December 31, 2008 and 2009, the Company had recorded a valuation allowance due to the uncertainty of the realization of US NOLs of $26 and $26, respectively; FTCs of $6,558 and $7,051, respectively; Russian tax loss carryforwards of $333 and $556, respectively; and other deferred tax assets of $33 and nil, respectively.

        The Company recognizes income tax benefits when it is more likely then not that these tax benefits will be sustained upon the examination of tax authorities. As of December 31, 2008, the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,155, and $6,176, respectively, as a component of accrued liabilities. These amounts include accruals of unrecognized income tax benefits and related interest and penalties related to pre-acquisition operations of the Channel 31 Group of $1,663 and $4,653, respectively, and to pre-acquisition operations of the DTV Group in the amounts of $3,267 and $737, respectively. As of December 31, 2009, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $2,607, and $4,321, respectively, as a component of accrued liabilities. These amounts include accruals of unrecognized income tax benefits and related interest and penalties related to pre-acquisition operations of the Channel 31 Group of $1,145 and $3,187, respectively. All of unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        The following table summarizes the changes in the accrual for unrecognized income tax benefits for the year ended December 31, 2009:

	2007		2008		2009
	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties
Balance, beginning of the period	$173	$81	$298	$68	$5,155	$6,176
Amounts assumed at acquisitions	—	—	6,101	6,127	—	—
Additions based on tax positions related to the current year	245	15	37	46	217	70
Additions of tax positions of prior years	18	4	16	742	958	949
Reductions of tax positions of current year	(8)	(2)	(114)	(27)	(175)	(11)
Reductions of tax positions of prior year	(2)	—	—	—	(2,955)	(1,199)
Lapse of statute of limitations	(151)	(38)	(261)	(574)	(272)	(719)
Foreign currency translation adjustment	23	8	(922)	(206)	(321)	(945)

Balance, end of the period	$298	$68	$5,155	$6,176	$2,607	$4,321

        In 2009, based on results of the audit of the DTV Group performed by tax authorities for 2006-2008 years, the Company reversed $2,131 and $1,199, respectively, relating to previously accrued unrecognized income tax benefits and related interest and penalties in respect to those years.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,796 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $310 of the total $1,796 potential increase could occur within twelve months from December 31, 2009. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their inspection of CTC Network, expected within 2010, and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2009.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $1,237 as of December 31, 2009.

        The tax years ended December 31, 2007, 2008 and 2009 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2005 through 2009 remain subject to examination by the Kazakh tax authorities.

13.   STOCKHOLDERS' EQUITY

        As of December 31, 2007, 2008 and 2009, the Company's outstanding share capital was as follows:

Type	2007	2008	2009
Common stock outstanding	152,124,096	152,155,213	154,227,746

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2009, 154,227,746 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters which stockholders generally are entitled to vote.

        During 2007, both former and current employees exercised options to purchase an aggregate of 618,424 shares of common stock for an aggregate consideration of $7,476.

        During 2008, both former and current employees exercised options to purchase an aggregate of 31,117 shares of common stock for an aggregate consideration of $526.

        During 2009, the Company's' former CEO exercised options to purchase an aggregate of 2,072,533 shares of common stock for an aggregate consideration of $3,399. See details below.

Stock-Based Compensation

        The Company has granted options and stock appreciation rights ("SAR") to its employees, consultants and member of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 2009 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

  The 1997 Stock Option/Stock Issuance Plan

        The 1997 Stock Option/Stock Issuance Plan ("1997 Plan") provided for the issuance of a maximum of 3,460,000 shares of common stock to employees, consultants and members of the Board of Directors. The 1997 Plan originally expired on May 14, 2007. At the Company's annual stockholders meeting held on May 16, 2007, the shareholders approved extending the term of the 1997 Plan by up to one year, or until May 14, 2008. Given that the 1997 Plan is now expired, no further grants can be made under it but the vesting and effectiveness of options previously granted under the 1997 Plan remain unaffected.

        Under the 1997 Plan the Company was permitted to grant both stock options and restricted stock awards. For option grants, the option exercise price per share could not have been less than 85% of the fair market value per share of common stock on the option grant date for nonqualified options or 100% of fair market value for incentive stock options. If the person to whom the option was granted was a holder of 10% or more of common stock, then the exercise price per share could not have been less than 110% of fair market value per share of common stock on the option grant date.

        For restricted stock grants, the purchase price per share could have been less than 85% of the fair market value per share of common stock on the issue date. If the person purchasing the common stock was a holder of 10% or more of common stock, then the purchase price per share shall not be less than 110% of fair market value per share of common stock on the issue date.

        Under 1997 Plan, the option and stock issuance awards generally vested based on three-to-four years of continuous service and had ten-year contractual terms. The maximum term of an option granted under the 1997 Plan could not exceed ten years.

  The 2009 Stock Incentive Plan

        In April 2009, the Company's stockholders approved the 2009 Stock Incentive Plan (the "2009 Plan"). The 2009 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards ("Awards"). The 2009 Plan provides for the authorization of Awards covering an aggregate of 7,800,000 shares of common stock.

        Except as the Company's Board of Directors may otherwise determine or provide in an option, and subject to the conditions described in the following sentence, each option will become exercisable ("vest") as to 25% of the original number of shares of common stock on the first anniversary of its date of grant and as to an additional 6.25% of the original number of shares of common stock at the end of each successive three-month period following the first anniversary of the date of grant until the fourth anniversary of the date of grant. Except as the Board may otherwise determine or provide in an option, in addition to satisfying the time-based vesting condition set forth in the immediately preceding sentence, at least 50% of the original number of shares of common stock underlying an option shall only become exercisable upon the achievement of performance-based objectives to be approved by the Company's Board of Directors. No option shall be exercisable after the tenth anniversary of its grant date.

        On October 22 and December 17, 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

executives and employees. The exercise prices per share were $16.80 and $15.21, respectively (which represented the average of the closing prices for the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the date of approval, as determined pursuant to the terms of the 2009 Plan. These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the Board of Directors for each 2010, 2011, 2012 and 2013 (the "Performance-based Tranche"). The grant date of the Time-Based Tranche are October 22 and December 17, 2009, respectively. The grant date for each sub-tranche of the Performance-Based Tranche will be the date when performance criteria for the relevant year are set.

        In addition, on October 22, 2009, the an option to purchase up to an aggregate of 1,000,000 shares was granted to one senior executive, with one-third vesting on the grant date and one-third vesting on each of the second and third anniversaries of the grant date. The exercise price per share for this grant was $16.80 (which represented the average of the closing prices for the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the grant date.

  Executive Officers Options

        In addition to the stock option/stock issuance plans described above, from time to time the Company's Board of Directors approves additional grants of options to executive officers. These stock options vest on a quarterly basis over three to four year periods starting from the date of grant or starting a year after the date of grant and have a maximum term of ten years from the grant date. As of December 31, 2009 there were outstanding options to purchase 5,900,278 shares of common stock (including the CEO Option described below) at a weighted average exercise price of $15.89 granted in such manner; in addition, as of December 31, 2009, such options to purchase 347,018 shares had been exercised at exercise price of $16.95. To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date.

        On September 30, 2008, the Company entered into a separation agreement with Vladimir Khanumyan, its Chief Operating Officer ("COO"), pursuant to which Mr. Khanumyan stepped down as the Company's COO effective October 1, 2008. Pursuant to the separation agreement, it was agreed that Mr. Khanumyan's options would continue to vest up to and including March 31, 2009 and he will be permitted to exercise his options up to and including December 31, 2010. The compensation expense related to such options amounted to $923 and was recognized during the year ended December 31, 2008.

  CEO Stock Options

        In 2008, Anton Kudryashov joined the Company in the role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Options"). The options have a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche was granted on August 4, 2008, and represents options to purchase an

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option"). Under the original terms, one third of these options would vest on the first anniversary of the employment start date and the remaining options would vest in equal installments at the end of each of the immediately following eight quarters. The exercise price for shares underlying the Time-Based Option was $22.07 per share at the date of original grant.

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

        On July 30, 2009, the Company's Board of Directors approved an amendment to the exercise price in respect of all shares under all three tranches of CEO Stock Options. Pursuant to the amendment, the exercise price for all shares under the CEO Stock Options was re-set to $13.60 per share, which was the official closing price per share of the common stock on August 11, 2009, the first full trading day after the end of the Company's quarterly black-out period. The amendment of the exercise price of the CEO Stock Option is subject to, and contingent upon, the approval of such amendment by the Company's stockholders at the next annual meeting of stockholders, in 2010. MTG Russia AB and Alfa CTC Holdings Limited, which together hold a majority of the Company's capital stock, have indicated that they intend to approve the amendment at the 2010 annual meeting of stockholders. In conjunction with the amendment of the applicable exercise prices, the agreement was further amended to provide that the option shares under the Time-Based Option would be subject to vesting over four years, rather than three years as originally provided. Accordingly, one third of the shares under the Time-Based Option vested on August 4, 2009, as provided under the original agreement, and the remaining two-thirds of such shares will vest ratably on a quarterly basis through June 30, 2012, subject to Mr. Kudryashov's continued employment with the Company.

        In addition, on August 24, 2009, the Company's Board of Directors approved an amendment related to certain performance criteria of the Cost Objective Option.

        The total incremental compensation cost that resulted from the above modifications amounted to $4,151 over the vesting period. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

  Former CEO Stock-based Compensation

        On June 29, 2009, Alexander Rodnyansky, the Company's former Chief Executive Officer provided written notice (the "Exercise Notice") to the Co-Chairmen of the Board of Directors to exercise in full his outstanding and fully vested stock appreciation right ("SAR") granted to him in September 2003 to purchase 6,217,600 shares of common stock. The exercise price applicable to the purchase of 4,663,200 shares is $1.79 per share and the exercise price for the remaining 1,554,400 shares is $1.19 per share.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        Mr. Rodnyansky subsequently revoked and withdrew this proposed exercise notice, and on August 24, 2009, such revocation and withdrawal was accepted by the Company's Compensation Committee (on authority delegated by the Board). In November 2009, CTC Media filed lawsuits against Mr. Rodnyansky claiming breaches of fiduciary duty and contractual obligations. On December 18, 2009, the Company entered into a voluntary agreement with Mr. Rodnyansky to settle these lawsuits. According to the terms of the settlement, Mr. Rodnyansky resigned from the Company's Board of Directors effective December 18, 2009 and forfeited one-third of the SAR granted to him in 2003 and one-third of the vested stock options granted to him in 2006. The Company settled the remaining value of the SAR by issuing 2,072,533 shares of common stock to him and by paying him $29,390 in cash. The cash portion of the settlement resulted in additional compensation expense of $28,588 which the Company recognized in 2009. Mr. Rodnyansky's options to acquire 1,836,826 shares of common stock are exercisable until June 18, 2010 at the previously set exercise price of $16.95 per share, but no further options will vest.

  Fair Value of Option Awards

        The fair value of each option award granted in the years ending December 31, 2007, 2008 and 2009 is estimated on the date of grant using Black-Scholes option pricing model. The assumptions used in the option- pricing models for grants made in the years ending December 31, 2007, 2008 and 2009 were as follows:

	2007	2008	2009
Risk free interest rate	3.53%–4.96%	3.39%	1.8%–3.3%
Expected option life (years)	5.9–6.1	6.1	3.5–7.1
Expected dividend yield	—	—	—
Volatility factor	44%	42%	62%–83%
Weighted-average grant date fair value of options (per share)	$12.96	$10.56	$9.29

        The risk-free rates for periods within the expected term of these options are based on the US Treasury yield curve in effect at the grant date. The expected option life has been calculated using "shortcut" method (in cases when when the Company's options meet the definition of "plain vanilla") or the lattice model. Expected volatilities are based on historical volatility of the Company's shares and by considering the volatility of the stock of other public companies in the media industry and in Russia.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes options and SAR activity for the Company:

	Common Stock Options		SAR
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2008	6,619,978	$19.22	6,217,600	$1.64

Granted	5,018,741	13.28	—	—
Modified	(3,042,482)	13.78	—	—
	3,042,482	13.60	—	—
Exercised in stock	—	—	(2,072,533)	1.64
Settled in cash	—	—	(2,072,533)	1.64
Forfeited	(1,254,077)	17.43	(2,072,534)	1.64
Expired	(80,642)	23.54	—	—

Outstanding as of December 31, 2009	10,304,000	$16.49	—	—

        The following table summarizes information about nonvested common stock options:

	Common Stock Options
	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2008	3,066,818	$10.48

Granted	5,018,741	7.91
Modified
	(3,042,482)	6.76
	3,042,482	8.41
Vested	(2,021,729)	9.33
Forfeited	(335,665)	9.32

Nonvested as of December 31, 2009	5,728,165	$9.62

        The following table summarizes information about vested common stock options:

	Common Stock Options
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2009	4,575,835	$16.58	3.4 years

        As of December 31, 2009, all vested options are exercisable.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about the intrinsic value of Company's common stock options outstanding and exercisable as of December 31, 2009:

Common Stock Options
Total intrinsic value of options outstanding	($16,070)
Total intrinsic value of options exercisable	($7,668)

        The following table summarizes information about the intrinsic value of Company's common stock options and SAR exercised during 2007, 2008 and 2009:

	For the years ended
	2007	2008	2009
Total intrinsic value of options exercised	$8,805	$351	—
Total intrinsic value of SAR exercised	—	—	$45,347

        The Company recognized stock-based compensation expense of $13,694, $16,083 and $47,607 for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, the total compensation expense related to unvested granted awards not yet recognized (considering assumption that all performance objectives will be met) is $49,387 to be recognized over a weighted average period of 3.54 years.

14.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        Alfa Group—The Company maintains certain of its cash balances with Alfa Bank. As of December 31, 2008 and 2009, the cash balances held on Alfa Bank's accounts totaled $32,407 and $19,929, respectively. In addition, as of December 31, 2009, the Company placed deposits with maturity ranging from three to six months, with Alfa Bank in the amount of $15,083.The interest accrued on bank accounts with Alfa Bank was $315, $927 and $1,434 in 2007, 2008 and 2009, respectively. As of December 31, 2008 and 2009, accounts receivable for such interest amounted to $167 and $25, respectively. In 2007, 2008 and 2009, Alfa Bank charged commissions for banking services of $237, $499 and $453, respectively. Alfa Bank commissions paid for banking services amounted to $119, $168 and $443 in 2007, 2008 and 2009, respectively.

        The Company recognized aggregate advertising revenue from Alfa Group and its group companies of $2,668, $4,557 and $2,698 in 2007, 2008 and 2009, respectively. As of December 31, 2008 and 2009, accounts receivable for these transactions were $760 and nil, respectively.

        Modern Times Group MTG AB—In 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG") (Note 4). As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65,668 (Note 11). Interest expense related to the promissory note and indebtedness to MTG amounted to $2,450 in 2008. In 2008,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   RELATED-PARTY TRANSACTIONS (Continued)

the whole amount of the Company's obligation under the promissory note and indebtedness to MTG, including accrued interest thereon, was repaid.

        In 2007, 2008 and 2009, the Company sold programming to a subsidiary of Modern Times Group MTG AB in the amounts of $173, $178 and $381, respectively. As of December 31, 2008 and 2009, the accounts receivable related to these transactions amounted to $72 and $420. The Company also had outstanding prepayments for programming for this subsidiary in the amount of $377 as of December 31, 2008. In addition, the Company acquired programming from this subsidiary in the amount of $5,542 and $484 for 2008 and 2009, respectively.

        In 2008, the Company also provided rent services to another subsidiary of Modern Times Group MTG AB in the amount of $46.

        Management—A former senior executive of the Company and former member of the Board of Directors (who resigned in December 2009) has an interest in several entities to which the Company sells programming, from which the Company acquires programming and which place advertising on the Company's networks.

        In 2007, 2008 and 2009, the Company sold programming to these entities in the amounts of $10,688, $720 and $3,021, respectively. As of December 31, 2008 and 2009, accounts receivable related to these transactions amounted to nil and $640, respectively.

        In 2007, 2008 and 2009, the Company acquired programming in the amounts of $2,177, $1,014 and $803, respectively, from these entities, and paid cash in amount of $1,826, $1,638 and $424, respectively.

        In 2007, 2008 and 2009, the Company received advertising revenue from these entities of $1,854, $3,160 and $1,335, respectively. As of December 31, 2008 and 2009, accounts receivable for this advertising were nil.

        In 2007, 2008 and 2009, the Company received other revenue from these entities of $18, $26 and nil, respectively. As of December 31, 2008 and 2009, accounts receivable related to these revenues were nil.

        This former executive and director has also served as one of the producers of a number of cinema releases for which the Company has acquired rights to broadcast. He has not received compensation for his services as a producer of such films.

        Other members of management of the Company have, or have had interests in entities from which the Company acquires programming, fixed assets, trade marks, and advertising services. In 2007, 2008 and 2009 the Company acquired programming from these entities in amounts of $9,452, $9,617 and $782, respectively. As of December 31, 2008 and 2009, prepayments for this programming amounted to $141 and nil, respectively. Fixed assets and advertising services acquired from these entities amounted to $863 in 2008. As of December 31, 2008, accounts payable for these purchases amounted to $55.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES

Russian and Kazakh Environment and Current Economic Situation

        Russia, like many other countries, has recently experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product in 2009. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia has been adversely affected by this economic instability and, as a result, the Company's operating results for 2009 were materially adversely affected. If the economic instability continues, it may continue to have a material negative impact on Russian advertising appending which, in turn, may adversely affect the Company's operating results.

        The Company's net income for the twelve months ended December 31, 2009 was adversely impacted by the depreciation of the ruble against the US Dollar. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar. In 2009, the ruble depreciated further against the US dollar. The overall depreciation of the Russian ruble against the US dollar during 2009 amounted to approximately 2.9%. The average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008.

        Because the Company's reporting currency is the US dollar and the functional currency of Company's principal operating subsidiaries is the ruble, its reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, because substantially all of the Company's revenues are generated in rubles, the Company faces exchange-rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Moreover, the Credit Facility Agreement is denominated in US dollars with a balance (including accrued interest) of $28,278 as of December 31, 2009 (Note 11). If the ruble continues to depreciate against the US dollar, the Company's results of operations will continue to be negatively impacted.

        Like Russia, Kazakhstan has also been experiencing economic instability in recent periods. As a result, total television advertising spending during 2009 was negatively impacted and the Company expects advertising spending in 2010 to continue to be adversely affected. Moreover, during 2009, the Kazakh tenge depreciated approximately 18.8% against the US dollar. A reduction in advertising spending in Kazakhstan and the devaluation of the tenge negatively impacted the Company's 2009 operating results.

Foreign exchange forward contract

        In October 2008, the Company entered into the contract on foreign exchange transactions with ING Bank. Pursuant to this contract, the Company entered into foreign currency exchange forward transaction to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 11). In addition, in October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. A summary of the amounts

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

and ruble/US dollar exchange rates at which the Company was or will be obligated to buy US dollars at specified dates in accordance with the forward transactions is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
October, 2008 transactions
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84
October, 2009 transactions
April 26, 2010	$7 million	30.11
June 24, 2010	$5 million	30.47
September 27, 2010	$5 million	30.99
October 25, 2010	$3 million	31.15

        The tabular disclosure of fair value of the forward transactions in the consolidated balance sheets and the effect of the forward transactions on the consolidated statement of income (loss) is presented below:

		December 31,
	Balance sheet location	2008	2009
Fair value of foreign exchange contract		$2,425	$476

Current portion	Other current assets	2,129	476

Non-current portion	Other non-current assets	$296	—

	Location of gain (loss) recognized in the statement of income (loss)	2008	2009
Gain under the foreign exchange contract	Foreign currency gain (loss)	3,284	$1,112

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, a "sales house," Video International, controls the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. The length of these agreements varies, with the agreements relating to the Domashny and DTV Networks expiring at the end of December 2014, the agreements relating to the CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010, and the agreement relating to the CTC Network expiring at the end of December 2012. The CTC, Domashny and DTV agreements are generally terminable upon 180 days' notice by either party.

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

        The Company's revenues sold through Video International accounted for 95% of total operating revenues of $472,056 in 2007, 96% of total operating revenues of $640,171 in 2008 and 94% of total operating revenues of $506,113 in 2009.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. Video International currently controls more than 35% of the Russian TV advertising market. As a result of this amendment, the format of the Russian TV advertising market starting in 2011 may change and that may require the Company to change how it sells advertising. The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same revenues, at the same margins, as it has enjoyed historically.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, that have indefinite lives and represent a significant portion of the Company's total assets.

        As of December 31, 2008, the Company had recorded a noncash impairment loss that had a net effect on its net income attributable to CTC Media, Inc. stockholders of $153,679. This loss related to intangible assets and goodwill that the Company acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of its broadcasting group in Moldova. As of December 31, 2009, the Company had recorded non-cash impairment losses that had a net effect on its net income attributable to CTC Media, Inc. stockholders of $14,991 related to some of its broadcasting licenses. See Note 2.

        In the event of further changes in the weighting of the cities in the panel, or if a significant number of cities where the Company does not hold a broadcasting license are added to the panel, the Company may determine that additional broadcasting licenses are impaired, which would require it to record additional impairment charges that would adversely impact its net income. Moreover, if the current economic conditions were to prevail for an extended period of time or worsen, the Company may subsequently determine that other assets that it holds are impaired, which would require it to record additional impairment losses that would adversely impact the Company's net income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2009, such commitments amounted to $171,408 (at the US dollar/ruble exchange rate as of December 31, 2009). The Company is obligated to pay $105,861, $49,721 and $15,827 in 2010, 2011 and 2012, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of December 31, 2009, these commitments amounted to $2,645 (at the US dollar/ruble exchange rate as of December 31, 2009), all of which is payable in 2010.

        The Company also has commitments to purchase transmission and satellite services. As of December 31, 2009, these commitments amounted to $83,508 (at the US dollar/ruble exchange rate as of December 31, 2009), of which $14,450, $15,766, $17,185, $18,560 and $17,547 is payable in the years from 2010 to 2014, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        As of December 31, 2009, future minimum lease payments due under these leases are as follows:

For the year ended December 31,
2010	$2,879
2011	394
2012	303
2013	270
2014	195
2015 and thereafter	1,687

$5,728

        Total operating lease expense was $5,441, $5,247 and $4,950 in 2007, 2008 and 2009, respectively.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2008 and 2009. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis. As of December 31, 2008 and December 31, 2009, the Company

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

included accruals for contingencies related to non-income taxes totaling $301 and $209 as a component of accrued liabilities related to operations in Russia. In addition, as of December 31, 2008 and December 31, 2009, the Company recorded accruals for non-income taxes and related interest and penalties of the CIS Group in the amounts of $8,175 and $5,989, respectively, including accruals related to pre-acquisition operations of the Channel 31 Group in the amounts of $7,190 and $4,745, respectively. Moreover, as of December 31, 2008, the Company had recorded accruals for non-income taxes and related interest and penalties of the DTV Group in the amounts of $1,945, including accruals related to pre-acquisition operations of the DTV Group in the amounts of $1,799. These accruals were reversed in 2009, based on results of the audit performed by tax authorities of the DTV Group for 2006-2008 years.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2009, management estimates such contingencies related to non-income taxes to be up to approximately $1,768.

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

Broadcasting Licenses

        All of the Company's Russian affiliate television stations, including those that are owned-and-operated, are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

        The broadcasting licenses of Russian affiliate stations contain various restrictions and obligations, including requirements that at least 50% of the programming shown constitute "Russian content". Certain affiliates may not have always been in compliance with these requirements. If the terms of a license are not fulfilled, or if a television station violates Russian legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against any material affiliate is remote.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations, including requirements with respect to the minimum amount of Kazakh language programming, as well as maximum amount of retransmission of foreign-produced programming. Channel 31 has not always been in full compliance with all requirements of its license. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against the Company is remote.

Restrictions in foreign ownership in Kazakhstan

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In February 2008, the Company acquired a 20% interest

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole (see Note 4). If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, the Company could be required to restructure the Channel 31 Group in order to comply with such requirements or could be required to divest all or a portion of its interest in the Channel 31 Group. If the Company failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit the Company's ability to operate the Channel 31 Group.

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

        Some of our regional entities have had, and continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$326,006	$3,042	$160,489	$732,450	$(8,525)	$(463)	$(139,462)	$(8,056)	$—
Domashny Network	50,648	31	14,911	42,675	(41)	(379)	(24,925)	—	—
DTV Network	40,550	2	16,459	171,394	(1,109)	(2,721)	(14,572)	—	—
CTC Television Station Group	64,014	1,333	24,825	108,884	(1,912)	(1,935)	(1,671)	—	(17,015)
Domashny Television Station Group	8,810	1,422	(101)	79,065	(991)	(1,471)	(16)	—	(1,724)
DTV Television Station Group	3,858	121	(3,940)	95,810	(2,414)	(3,326)	(2)	—	—
CIS Group	11,020	—	(2,209)	20,341	(414)	(804)	(5,845)	—	—
Production Group	1,207	52,297	6,521	40,749	(567)	(38)	(65)	(42,660)	—
Business segment results	$506,113	$58,248	$216,955	$1,291,368	$(15,973)	$(11,137)	$(186,558)	$(50,716)	$(18,739)

Eliminations and other	—	(58,248)	(64,480)	(440,048)	(244)	(317)	8,166	43,884	—
Consolidated results	$506,113	$—	$152,475	$851,320	$(16,217)	$(11,454)	$(178,392)	$(6,832)	$(18,739)

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Operating revenue	$136,746	$172,770	$143,307	$187,348
Operating income	53,032	70,035	51,085	(139,971)
Net income attributable to CTC Media, Inc. stockholders	41,713	48,816	20,969	(89,044)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.27	$0.32	$0.14	(0.59)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.26	$0.31	$0.13	(0.57)

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating revenue	$104,778	$113,894	$106,935	$180,507
Operating income	36,583	43,829	35,343	36,720
Net income attributable to CTC Media, Inc. stockholders	23,312	30,335	25,855	20,887
Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.20	$0.17	$0.14
Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.15	$0.19	$0.16	$0.13

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

18.    SUBSEQUENT EVENTS

        In January 2010, the Company notified the Lenders that we will prepay all amounts outstanding under the Credit Facility Agreement on March 22, 2010.

        On February 24, 2010, MTG Russia AB and Alfa CTC Holdings Limited informed the Company that they no longer intend to approve the proposed amendment of the exercise prices and vesting schedule of the stock option granted to Anton Kudryashov. See Note 13. The Company therefore does not intend to submit such matter to the stockholders for approval at the 2010 annual meeting of stockholders. Accordingly, the exercise price of one-half of the shares under the option will remain $5.49 per share, and the exercise price of the other half of the shares under the option will remain $22.07 per share. The vesting period of shares subject solely to time-based vesting will remain three years, per the original agreement. As described in Note 13, the original modification resulted in incremental cost of $4,151 to be recorded over the remaining vesting period. For accounting purposes, the decision to withdraw the proposed amendment is treated as a further modification of the option and, accordingly, the Company anticipates that it will record additional stock-based compensation of approximately $4,100 over the remaining vesting period.

        On February 24, 2010, the Company's board of directors declared a dividend of $0.065 per outstanding share of common stock, or $10,025 in aggregate (assuming no further exercises of stock options prior to the record date), to its stockholders of record as of March 10, 2010. The payment date of this dividend will be March 31, 2010. The Company's board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in each of June, September and December 2010. Such declaration is at the discretion of the Company's board and will depend upon factors such as Company's earnings, financial position and cash requirements during 2010. Because of the declaration of a dividend by the Company's board of directors while principal continues to be outstanding under the Credit Facility Agreement, the Company may technically be in default of the covenant in the Credit Facility Agreement restricting the declaration and payment of dividends. However, given that the dividend will not be paid until after the Company repays all outstanding principal and interest under the Credit Facility Agreement on March 22, 2010 (and the Company could repay the principal and interest earlier if the lenders required it to do so), management does not believe that this possible technical violation of the Credit Facility Agreement will have any material adverse consequences for the Company.

        At the end of 2009, the Board of Directors approved the terms of the Company's 2009 Retention Bonus Program (the "Program"). Pursuant to the original terms of the Bonus Program, the Company was authorized to grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. On February 24, 2010, the Compensation Committee amended the Program. As amended, the Program provides for the grant of stock appreciation rights ("SARs") to the employees, including the Company's principal financial officer and certain named executive officers, who were granted stock options as of October 22, 2009. Each SAR will provide for the possible payment in cash of an amount equal to the appreciation of the Company's stock price above $14.00 per share, capped at $16.80 per share.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.    SUBSEQUENT EVENTS (Continued)

        The Company evaluated subsequent events through March 1, 2010, the date the financial statements were issued.

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

Signature	Title	Date

/s/ ANTON KUDRYASHOV Anton Kudryashov	Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ BORIS PODOLSKY Boris Podolsky	Chief Financial Officer (Principal Financial Officer)	March 1, 2010
/s/ ANNA POUTKO Anna Poutko	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2010
/s/ HANS-HOLGER ALBRECHT Hans-Holger Albrecht	Co-Chairman of the Board of Directors	March 1, 2010
/s/ PETER AVEN Peter Aven	Co-Chairman of the Board of Directors	March 1, 2010
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 1, 2010
/s/ CHARLES BURDICK Charles Burdick	Director	March 1, 2010
/s/ IRINA GOFMAN Irina Gofman	Director	March 1, 2010

S-1

Signature	Title	Date

Lev Khasis	Director	March 1, 2010
/s/ MATHIAS HERMANSSON Mathias Hermansson	Director	March 1, 2010
Werner Klatten	Director	March 1, 2010
/s/ OLEG SYSUEV Oleg Sysuev	Director	March 1, 2010

S-2

 EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.8++	Share Appreciation Rights Agreement, dated September 16, 2003, by and between CTC Media (f/k/a StoryFirst Communications, Inc.) and Alexander Rodnyansky	S-1	10.8	March 6, 2006	333-132228
10.8.1++	Amendment No. 1 to Share Appreciation Rights Agreement, dated as of December 18, 2009, between CTC Media, Inc. and Alexander Rodnyansky, amending the Share Appreciation Rights Agreement, dated as of September 16, 2003	8-K	10.1	December 21, 2009	000-52003
10.14.1++	Amended and Restated Employment Agreement, dated October 8, 2008, by and between Alexander Rodnyansky and CTC Media, Inc.	8-K/A	10.2	October 14, 2008	000-52003
10.14.2++	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 18, 2009, between the Company and Alexander Rodnyansky, amending the Amended and Restated Employment Agreement, dated as of October 8, 2008	8-K	10.3	December 21, 2009	000-52003
10.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39	Form of Stockholders Agreement dated May 12, 2006 by and among CTC Media, MTG Broadcasting AB, Alfa Capital Holdings (Cyprus) Ltd, Cavendish Nominees and Sector Investment Holding Company Limited	S-1	10.39	May 12, 2006	333-132228
10.39.1	Amendment Agreement dated as of November 5, 2008 by and among CTC Media, MTG Russia AB and Alfa CTC Holdings Limited, amending the Stockholders Agreement dated as of May 12, 2006	8-K	10.1	November 12, 2008	000-52003
10.40	Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.42	Non-Residential Premises Lease Agreement between All-Russian Scientific and Researching Institute of TV and Broadcasting and CTC (English translation)	S-1	10.42	March 6, 2006	333-132228
10.43	Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.44++	Stock Option Agreement dated as of July 14, 2006 between CTC Media and Alexander Rodnyansky	10-Q	10.44	July 31, 2006	000-52003
10.44.1++	Amendment No. 1 to Stock Option Agreement, dated as of December 18, 2009, between the Company and Alexander Rodnyansky, amending the Stock Option Agreement, dated as of July 14, 2006	10-Q	10.2	December 21, 2009	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.57+	Supplementary Agreement dated as of July 11, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International 'Trend"' and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	10-Q	10.57	July 31, 2007	000-52003
10.57.1+	Supplementary Agreement dated as of December 26, 2007 to Agreement No VT-23/0106 dated January 30, 2006 by and between CTC Media, Inc., Closed Joint Stock Company "Video International 'Trend"' and Closed Joint Stock Company "Video International Group of Companies" (English translation) (Amendment to umbrella agreement in respect of placement of regional advertising of the Television Station Groups)	10-K	10.57.1	February 29, 2008	000-52003
10.58	Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	10-Q	10.58	July 31, 2007	000-52003
10.58.1	Appendix 1 dated as of December 20, 2007 to Agency Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.58.1	February 29, 2008	000-52003
10.59	Surety Deed dated as of July 11, 2007 to Agreement No C-25-400/07 dated as of July 11, 2007, by and between Closed Joint Stock Company "Network of Television Stations" (CTC), Closed Joint Stock Company "Video International Group of Companies" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.59	July 31, 2007	000-52003
10.60	Supplementary Agreement No. 1 dated July 11, 2007, to Agency Agreement No C-25-400/07 dated July 11, 2007 by and between Closed Joint Stock Company "Network of Television Stations" (CTC) and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-Q	10.60	July 31, 2007	000-52003
10.61	Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation) (Agreement in respect of placement of advertising on the CTC Network)	10-K	10.61	February 29, 2008	000-52003
10.61.1	Supplementary Agreement dated as of December 14, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.61.1	February 29, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.61.2	Surety Deed dated as of December 21, 2007 to Agency Agreement No. KT-4/1207 dated as of December 14, 2007 by and between Closed Joint Stock Company "New Channel" and Closed Joint Stock Company "Kompaniya TSV" (English translation)	10-K	10.61.2	February 29, 2008	000-52003
10.62	Form of Supplementary Agreement to Individual Station Agreement (English translation)	10-K	10.62	February 29, 2008	000-52003
10.63+	Share Purchase Agreement dated as of December 18, 2007 in respect of Soho Media LLC	10-K	10.63	February 29, 2008	000-52003
10.63.1+	Amendment No. 1, dated October 2008, to Share Purchase Agreement dated as of December 18, 2007 in respect of Soho Media LLC	10-K	10.63.1	March 2, 2009	000-52003
10.64.1+	Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.1	April 30, 2008	000-52003
10.64.2	Amendment No. 1 dated as July 28, 2008 to Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.2	July 30, 2008	000-52003
10.65++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	10-K	10.65
10.66++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.66	February 29, 2008	000-52003
10.67++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.68++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.69++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	10-K	10.69	February 29, 2008	000-52003
10.70++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.70	February 29, 2008	000-52003
10.71	Purchase Agreement, dated as of January 25, 2008, by and among CTC Media, Inc.; "Art Media Capital" Closed Unit Investment Fund of Risk Investments, under the management of Kazkommerts Securities JSC, a joint stock corporation organized under the laws of the Republic of Kazakhstan; Verny Capital JSC, a joint stock company organized under the laws of the Republic of Kazakhstan; "Vernye Investitsyi" Closed Unit Investment Fund of Risk Investments; and Teleradiokompaniya 31st Kanal LLP, a limited liability partnership organized under the laws of the Republic of Kazakhstan (the "Channel 31 Purchase Agreement")	8-K	2.1	January 31, 2008	000-52003
10.71.1	Amendment No. 1 dated as of February 29, 2008 to the Channel 31 Purchase Agreement	10-K	10.71.1	February 29, 2008	000-52003
10.72	Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"	10-Q	10.72	July 30, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.72.1+	Agreement dated December 25, 2007 to the Agency Agreement No. VT-940/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3	10-Q	10.72.1	July 30, 2008	000-52003
10.73+	Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend"	10-Q	10.73	July 30, 2008	000-52003
10.73.1+	Agreement dated December 25, 2007 to the Agency Agreement No. VT-941/1207 dated December 25, 2007 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company Video International "Trend", including Appendices 1, 2 and 3	10-Q	10.73.1	July 30, 2008	000-52003
10.74.1+	Supplementary Agreement dated June 30, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" to the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006	10-Q	10.74.1	July 30, 2008	000-52003
10.74.2+	Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Agreement No. C-48-0075/08 dated January 15, 2008	10-Q	10.74.2	July 30, 2008	000-52003
10.74.3+	Agreement dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company" on Termination of the Preliminary Agreement on Conclusion of Agreements No. C-48-0691 dated November 10, 2006	10-Q	10.74.3	July 30, 2008	000-52003
10.74.4+	Agreement of Sale and Purchase of the Project Documentation dated July 1, 2008 by and between Closed Joint-Stock Company "Set Televissionnykh Stantsiy" (CTC Network) and Limited Liability Company "Industrial and Financial Company"	10-Q	10.74.4	July 30, 2008	000-52003
10.75+	Agreement No. 41259 dated August 30, 2005 by and between Closed Joint Stock Company "TV Darial" (DTV Group) and Limited Liability Company "Crossmedia"	10-Q	10.75	July 30, 2008	000-52003
10.76	Purchase Agreement, dated as of March 10, 2008, by and among Closed Joint Stock Company "Network of Television Stations" (CTC), MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.1	March 11, 2008	000-52003
10.76.1	Amendment No. 1 dated April 16, 2008, to the Purchase Agreement, dated as of March 10, 2008 by and among Closed Joint Stock Company "Network of Television Stations" (CTC), MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.1	April 18, 2008	000-52003
10.77	Guaranty Agreement, dated as of March 10, 2008, by and among CTC Media, Inc., MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.2	March 11, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.77.1	Amendment No. 1 dated April 16, 2008, to the Guaranty Agreement, dated as of March 10, 2008 by and among CTC Media, Inc., MTG Broadcasting AB, and Modern Times Group MTG AB	8-K	2.2	April 18, 2008	000-52003
10.78++	Employment Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.3	November 12, 2008	000-52003
10.79.1++	Amended and Restated Stock Option Agreement dated as of August 24, 2009 between CTC Media, Inc. and Anton Kudryashov	10-Q	10.3	November 5, 2009	000-52003
10.80	Facility Agreement dated as of June 27, 2008, by and among Closed Joint Stock Company "Network of Television Stations"(CTC), as the borrower, CTC Media, Inc. and Closed Joint Stock Company "New Channel" and Limited Liability Company "Marathon-TV", both wholly owned subsidiaries of CTC Media, Inc., acting as guarantors, and ABN AMRO Bank N.V., BNP Parisbank, ING Bank N.V., Raiffeisen Zentralbank Osterreich Aktiengesellschaft and ZAO Raiffeisenbank as lead arrangers and certain financial institutions as lenders	8-K	10.1	June 30, 2008	000-52003
10.80.1	Conditional Amendment and Waiver Consent Letter, dated April 23, 2009, among Raiffeisen Zentralbank Osterreich Aktiengesellschaft, Closed Joint Stock Company "Set Televissionnykh Stantsiy", CTC Media, Inc., Closed Joint Stock Company "New Channel", Limited Liability Company "Marathon-TV" and Closed Joint Stock Company "TV Darial"	8-K	10.1	April 27, 2009	000-52003
10.82	Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV", including Appendices 1, 2, 3 and 4	10-K	10.82	March 2, 2009	000-52003
10.82.1	Agreement, dated December 29, 2008, to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	10-K	10.82.1	March 2, 2009	000-52003
10.82.2	Additional Agreement #1, dated December 29, 2008, to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	10-K	10.82.2	March 2, 2009	000-52003
10.82.3	Surety Deed, dated December 29, 2008, among Closed Joint Stock Company "TV Darial", Closed Joint Stock Company "Video International" Group, and Limited Liability Company "Kompaniya TSV", to Agency Agreement No. KT-355/1208 dated December 29, 2008 between Closed Joint Stock Company "TV Darial" (DTV Group) and Closed Joint Stock Company "Kompaniya TSV"	10-K	10.82.3	March 2, 2009	000-52003
10.83	Agreement, dated December 30, 2008, among Closed Joint Stock Company "TV Darial", Limited Liability Company "Crossmedia", and Closed Joint Stock Company "Kompaniya TSV"	10-K	10.83	March 2, 2009	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.83.1	Agreement, dated December 29, 2008, on Cancellation of Contract # KM-171/0805 dated August 30, 2005 between Closed Joint Stock Company "TV Darial" and Limited Liability Company "Crossmedia"	10-K	10.83.1	March 2, 2009	000-52003
10.84	Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "Network of Television Stations" (CTC Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the CTC Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. KT-1/0707/C-25-400/07 dated as of December 29, 2008, with related agreements, attachments and schedules)	10-Q	10.3	November 5, 2009	000-52003
10.85	Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "TV Darial" (DTV Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the DTV Network (Addendum No. 2 dated August 6, 2009 to Agency Agreement No. KT-355/1208 dated as of December 29, 2008, with related agreements, attachments and schedules)	10-Q	10.4	November 5, 2009	000-52003
10.86	Amended Advertising Sales Agency Agreement dated August 6, 2009 between Closed Joint Stock Company "New Channel" (Domashny Network) and Closed Joint Stock Company "Kompaniya TSV" (Video International) regarding the placement of advertising on the Domashny Network (Addendum No. 8 dated August 6, 2009 to Agency Agreement No. 4/1207 / D-25-0380/07 dated as of December 29, 2008, with related agreements, attachments and schedules)	10-Q	10.5	November 5, 2009	000-52003
10.87++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	Filed herewith
10.88++	Form of Notice of Option Grant to Vyacheslav Murugov under the 2009 Stock Incentive Plan	Filed herewith
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1	Subsidiaries of CTC Media	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

TABLE OF CONTENTS
Special Note About Forward-Looking Statements
Operating and Industry Data
PART I
  Item 1. Business.
Average Audience Shares of the Major National Networks and Channels, 2005-2009
AVAILABLE INFORMATION
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
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
Report of Independent Registered Public Accounting Firm
PART III
  Item 9B. Other Information.
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
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of US dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands of US dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of US dollars)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009 (in thousands of US dollars, except share data)
CTC MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009 (in thousands of US dollars)
CTC MEDIA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands of US dollars, except share and per share data)
SIGNATURES
EXHIBIT INDEX