Form 10-Q
period 2010-03-31
CTC Media, Inc.
filed 2010-04-30
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑

         As of April 28, 2010, there were outstanding 155,869,826 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2009	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,441	$25,946
Short-term investments	39,072	50,243
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2009—$988; March 31, 2010—$899)	24,230	28,079
Taxes reclaimable	7,491	11,684
Prepayments	31,277	45,741
Programming rights, net	79,268	79,337
Deferred tax assets	18,840	18,422
Other current assets	2,588	3,364

TOTAL CURRENT ASSETS	287,207	262,816
PROPERTY AND EQUIPMENT, net	25,539	27,349
INTANGIBLE ASSETS, net:
Broadcasting licenses	158,993	163,562
Cable network connections	29,689	30,730
Trade names	17,082	17,594
Network affiliation agreements	6,769	6,392
Other intangible assets	1,887	2,022

Net intangible assets	214,420	220,300
GOODWILL	226,116	232,902
PROGRAMMING RIGHTS, net	64,343	74,983
SUBLICENSING RIGHTS, net	546	334
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,184	5,415
PREPAYMENTS	6,605	2,025
DEFERRED TAX ASSET	18,440	20,115
OTHER NON-CURRENT ASSETS	2,920	307

TOTAL ASSETS	$851,320	$846,546

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	51,088	50,756
Accrued liabilities	34,968	24,342
Taxes payable	27,871	19,234
Short-term loans and interest accrued	28,278	—
Deferred revenue	4,976	3,415
Deferred tax liabilities	5,112	6,487

TOTAL CURRENT LIABILITIES	152,293	104,234

DEFERRED TAX LIABILITIES	35,203	36,074
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2009 and March 31, 2010—154,227,746)	1,542	1,542
Additional paid-in capital	386,950	393,022
Retained earnings	332,710	347,886
Accumulated other comprehensive loss	(58,428)	(37,797)
Non-controlling interest	1,050	1,585

TOTAL STOCKHOLDERS' EQUITY	663,824	706,238

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,320	$846,546

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2009	2010
REVENUES:
Advertising	$99,075	$116,983
Sublicensing and own production revenue	4,875	6,042
Other revenue	828	175

Total operating revenues	104,778	123,200

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights and own production cost, shown below, exclusive of depreciation and amortization of $2,051 and $2,765 for the three months ended March 31, 2009 and 2010 respectively; and inclusive of stock-based compensation of $213 and $2,648 for the three months ended March 31, 2009 and 2010, respectively)	(7,347)	(12,473)
Selling, general and administrative (exclusive of depreciation and amortization of $530 and $612 for the three months ended March 31, 2009 and 2010, respectively; inclusive of stock-based compensation of $4,077 and $4,681 for the three months ended March 31, 2009 and 2010, respectively)	(18,322)	(20,258)
Amortization of programming rights	(36,883)	(49,461)
Amortization of sublicensing rights and own production cost	(3,062)	(1,355)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost)	(2,581)	(3,377)

Total operating expenses	(68,195)	(86,924)

OPERATING INCOME	36,583	36,276
FOREIGN CURRENCY LOSSES	(4,033)	(273)
INTEREST INCOME	1,060	1,359
INTEREST EXPENSE	(2,154)	(692)
OTHER NON-OPERATING INCOME (LOSS), net	(220)	1,623
EQUITY IN INCOME OF INVESTEE COMPANIES	77	94

Income before income tax	31,313	38,387

INCOME TAX EXPENSE	(8,499)	(12,260)

CONSOLIDATED NET INCOME	$22,814	$26,127

LESS: (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$498	$(928)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$23,312	$25,199

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.16

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.15	$0.16

Weighted average common shares outstanding—basic	152,155,213	154,227,746

Weighted average common shares outstanding—diluted	155,799,555	154,703,273

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$22,814	$26,127
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(981)	1,389
Depreciation and amortization	2,581	3,377
Amortization of programming rights	36,883	49,461
Amortization of sublicensing rights and own production cost	3,062	1,355
Stock based compensation expense	4,290	7,330
Equity in income of unconsolidated investees	(77)	(94)
Foreign currency losses	4,033	273
Changes in operating assets and liabilities:
Trade accounts receivable	(240)	(2,993)
Prepayments	(1,698)	(1,315)
Other assets	1,292	(5,164)
Accounts payable and accrued liabilities	2,095	1,110
Deferred revenue	(3,912)	(1,703)
Other liabilities	(7,876)	(10,637)
Dividends received from equity investees	261	—
Acquisition of programming and sublicensing rights	(34,712)	(63,464)

Net cash provided by operating activities	27,815	5,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(856)	(4,447)
Acquisitions of businesses, net of cash acquired	(12,145)	(12,829)
Proceeds from sale of businesses	—	2,026
Investments in deposits	—	(11,171)

Net cash used in investing activities	(13,001)	(26,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loans	—	(28,250)
Decrease in restricted cash	65	119
Dividends paid to stockholders	—	(10,025)
Dividends paid to noncontrolling interest	(23)	(215)

Net cash provided by (used in) financing activities	42	(38,371)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,565)	1,245

Net increase (decrease) in cash and cash equivalents	11,291	(58,495)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,055	84,441

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,346	$25,946

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In addition, since 2008, the Company operates the Channel 31 network, a Kazakh television broadcaster, and television channels in Moldova and Uzbekistan. These broadcasters comprise the majority of an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, since 2008, the Company has another business segment, Production Group, consisting of two production companies—Costafilm and Soho Media.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is placed through Video International, an advertising sales house (Note 10). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2010. The Company's significant accounting policies and estimates have not changed since December 31, 2009.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

        The condensed consolidated balance sheet at December 31, 2009 has been derived from the consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities where the Company has been deemed the primary beneficiary with power and ability to control, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Noncontrolling interests represent a noncontrolling shareholder's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

New Accounting Pronouncements

        In January 2010, the Financial Accounting Standard Board ("FASB") issued an amendment to the fair value measurement and disclosure requirements. This amendment has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of the amendment to have a material effect on its financial statements.

        In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities ("VIE"). This new guidance revises previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a VIE. The adoption of this new guidance effective January 1, 2010 had no impact on the Company's consolidated financial position, results of operations or cash flows.

3.     NET INCOME PER SHARE

        Basic net income attributable to CTC Media, Inc. stockholders per share for the three months ended March 31, 2009 and 2010 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 8,091,228 and 8,915,925 for the three months ended March 31, 2009 and 2010.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2009	2010
Net income attributable to CTC Media, Inc. stockholders	$23,312	$25,199

Weighted average common shares outstanding—basic	152,155,213	154,227,746
Dilutive effect of:
Common stock options	3,644,342	475,527

Weighted average common shares outstanding—diluted	155,799,555	154,703,273
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2009 and 2010 was net income attributable to CTC Media, Inc. stockholders.

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2009 and March 31, 2010 comprise the following:

	December 31, 2009	March 31, 2010
Internally produced—TV broadcasting:
Released:
Historical cost	$52,760	$60,681
Accumulated amortization	(44,028)	(47,211)

Released, net book value	8,732	13,470

Completed and not released	11,484	8,199
In production	5,638	9,602

Total	25,854	31,271

Acquired rights:
Historical cost	369,062	406,122
Accumulated amortization	(251,305)	(283,073)

Net book value	117,757	123,049

Total programming rights	$143,611	$154,320

Current portion	$79,268	$79,337

Non-current portion	$64,343	$74,983

        The Company expects to amortize approximately $10,936 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

ending March 31, 2011. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2010.

        The Company recognized impairment charges on programming rights of $1,507 and $3,097 during the three months ended March 31, 2009 and 2010, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2009 and March 31, 2010 comprise the following:

	December 31, 2009		March 31, 2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$158,993	$—	$163,562	$—
Trade names	17,082	—	17,594	—
Cable network connections	37,116	(7,427)	39,631	(8,901)
Network affiliation agreements	20,826	(14,057)	21,079	(14,687)
Other intangible assets	3,917	(2,030)	4,220	(2,198)

TOTAL	$237,934	$(23,514)	$246,086	$(25,786)

        Amortization expense was $1,384 and $2,017 for the three months ended March 31, 2009 and 2010, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2009 and March 31, 2010 comprises the following:

	Balance December 31, 2009	Foreign currency translation adjustment	Balance March 31, 2010
CTC Network	$34,772	$1,043	$35,815
Domashny Network	17,133	514	17,647
DTV Network	136,439	4,090	140,529
CTC Television Station Group	2,105	63	2,168
Domashny Television Station Group	9,853	296	10,149
CIS Group	99	—	99
Production Group	25,715	780	26,495

Total	$226,116	$6,786	$232,902

7.     BORROWINGS

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

        Borrowings made under the Credit Facility Agreement bore interest at an annual rate equal to LIBOR plus 3.00%. As of December 31, 2009, the amount outstanding under the Credit Facility Agreement and interest accrued thereon was $28,278. In March 2010, the Company repaid in full the outstanding balance under the Credit Facility Agreement, including accrued interest.

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2009 and 2010:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income (loss)	22,814	23,312	(498)
Other comprehensive loss	(68,757)	(68,495)	(262)

Comprehensive loss	$(45,943)	$(45,183)	$(760)

Additional paid-in capital	4,290	4,290	—
Dividends declared	(349)	—	(349)

Stockholders' equity, March 31, 2009	$505,068	$503,696	$1,372

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	26,127	25,199	928
Other comprehensive income	20,701	20,633	68

Comprehensive income	$46,828	$45,832	$996

Additional paid-in capital	6,072	6,072	—
Dividends declared	(10,486)	(10,025)	(461)

Stockholders' equity, March 31, 2010	$706,238	$704,653	$1,585

        Other comprehensive income (loss) consists entirely of currency translation adjustments for the three months ended March 31, 2009 and 2010.

        On February 24, 2010, the Company's board of directors declared a dividend of $0.065 per outstanding share of common stock, or $10,025 in aggregate, to its stockholders of record as of March 10, 2010. The dividend was paid at the end of March. The Company's board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in each of June, September and December 2010. Such declaration is at the discretion of the Company's board and will depend upon factors such as Company's earnings, financial position and cash requirements during 2010.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     STOCK-BASED COMPENSATION

CEO Stock Options

        On February 24, 2010, MTG Russia AB and Alfa CTC Holdings Limited, the Company's largest stockholders, informed the Company that they no longer intended to approve the amendment of the exercise prices and vesting schedule of the stock option granted to Anton Kudryashov proposed in 2009. The Company therefore did not submit such matter to the stockholders for approval at the 2010 annual meeting of stockholders. Accordingly, the exercise price of one-half of the shares under the option remains $5.49 per share, and the exercise price of the other half of the shares under the option remains $22.07 per share. The vesting period of shares subject solely to time-based vesting remains three years, per the original agreement. The Company treated this event as an accounting modification.

        The total incremental compensation cost that resulted from the above modification amounted to $4,386. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

        The fair values of the awards are estimated on the modification date using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair values of the options:

	February 24 modification
	3,042,482 options at $5.49 and $22.07 modified exercise price
	Pre-modification	Post-modification
Risk free interest rate	1.2-1.9%	1.2-1.9%
Expected option life (years)	2.5-3.9	2.5-3.9
Expected dividend yield	1.5%	1.5%
Volatility factor	81%	81%

Equity-based incentive awards

        At the end of 2009, the Company's board of directors approved the terms of the Company's 2009 Retention Bonus Program (the "Program"). Pursuant to the original terms of the Program, the Company was authorized to grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. On February 24, 2010, the Compensation Committee amended the Program. As amended, each recipient of an option granted in October 2009 will have the right to receive potential cash payments in respect of any appreciation of the Company's share price above $14.00 per share, capped at $16.80 per share, and tied to vesting and exercise of the corresponding stock options. The Company's board of directors has the authority to permit separate exercise of such right at its discretion.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The Company remeasures these equity-based incentive awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair value of unsettled awards are recognized in liabilities. The following assumptions were used in the option-pricing model to assess the fair values of these equity-based incentive awards:

Equity-based incentive awards
Risk free interest rate	0.3-1.8%
Expected option life (years)	1.5-3.5
Expected dividend yield	1.5%
Volatility factor	83-116%

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the three months ended March 31, 2010:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2009	10,304,000	$16.49	—	—

Granted	—	—	3,120,000	$14.00
Modified	(3,042,482)	13.60	—	—
	3,042,482	13.78	—	—
Forfeited	(100,000)	16.80	—	—
Expired	(38,542)	21.53	—	—

Outstanding as of March 31, 2010	10,165,458	$16.49	3,120,000	$14.00

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2009	5,728,165	$9.62	—	—
Granted	—	—	3,120,000	2.80
Modified	(3,042,482)	8.41	—	—
	3,042,482	8.56	—	—
Vested	(303,811)	9.23	(333,333)	2.80
Forfeited	(100,000)	10,28	—	—

Nonvested as of March 31, 2010	5,324,354	$10.03	2,786,667	$2.8

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The Company recognized stock-based compensation expense of $4,290 and $7,330 for the three months ended March 31, 2009 and 2010, respectively. As of March 31, 2010, the total compensation cost related to unvested awards not yet recognized is $53,142, to be recognized over a weighted average period of 3.68 years.

10.   COMMITMENTS AND CONTINGENCIES

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Although the Company has entered and may continue to enter into hedging transactions in an effort to reduce some of its foreign exchange risk, it will be negatively impacted by any future depreciation of the ruble.

        In the first quarter of 2010 the Russian ruble appreciated approximately 3.0% against the US dollar. However, the Russian ruble depreciated against the US dollar by approximately 16.5% and 2.9% in 2008 and 2009, respectively.

        If the exchange rate between the ruble and the US dollar depreciates in the future, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

Foreign exchange forward contract

        In October 2008, the Company entered into a foreign exchange forward agreement to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 7). In addition, in October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. As of March 31, 2010, a summary of the amounts and ruble/US dollar exchange rates at which the Company will be obligated to buy US dollars at specified dates in accordance with the forward transactions is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
June 15, 2010	$15 million	28.84
April 26, 2010	$7 million	30.11
June 24, 2010	$5 million	30.47
September 27, 2010	$5 million	30.99
October 25, 2010	$3 million	31.15

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The tabular disclosure of fair value of the forward transactions in the consolidated balance sheets and the effect of the forward transactions on the consolidated statement of income is presented below:

	Balance sheet location	December 31, 2009	March 31, 2010
Fair value of foreign exchange contract, net		$476	$(549)

	Other current assets	476	—

	Accrued liabilities	—	$(549)

	Location of gain (loss) recognized in the statement of income	2009	2010
Gain (loss) under the foreign exchange contract	Foreign currency gain (loss)	$6,543	$(1,030)

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, "sales houses," including Video International, control the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. The length of these agreements varies, with the agreements relating to the Domashny and DTV Networks expiring at the end of December 2014, the agreements relating to the CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010, and the agreement relating to the CTC Network expiring at the end of December 2012. The CTC, Domashny and DTV agreements are generally terminable upon 180 days' notice by either party.

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising on Channel 31. The agreement expires at the end of December 2010 and is terminable upon 180 days' notice by either party.

        A disruption in the relationship with Video International or early termination of the agreements with Video International could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's revenues sold through Video International accounted for 93% of total operating revenues of $104,778, and 93% of total operating revenues of $123,200 in the three months ended March 31, 2009 and 2010, respectively.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. Video International currently controls more than 35% of the Russian TV advertising market. As a result of this amendment, the structure of the Russian TV advertising market starting in 2011 may change and that may require the Company to change how it sells advertising. The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same revenues, at the same margins, as it has enjoyed historically.

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

        As of December 31, 2009, the Company had recorded non-cash impairment losses that had a net effect on its net income attributable to CTC Media, Inc. stockholders of $14,991 related to some of its broadcasting licenses due to a reallocation of the weightings of cities in the panel of cities in which audience shares are measured. In the event of further changes in the weighting of the cities in the panel, or if a significant number of cities where the Company does not hold a broadcasting license are added to the panel, the Company may determine that additional broadcasting licenses are impaired, which would require it to record additional impairment charges that would adversely impact its net income. Moreover, if recent improvements in the economic environment will not to be sustained, the Company may subsequently determine that other assets that it holds are impaired, which would require it to record additional impairment losses that would adversely impact the Company's net income.

Purchase commitments

        The Company has future purchase commitments of $265,778 as of March 31, 2010. These purchase commitments primarily include the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees and leasehold obligations.

Income Taxes

        As of December 31, 2009 and March 31, 2010, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $6,928 and $7,169, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,332 and $4,415, respectively. All of the unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,632 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $364 of the total $1,632 potential increase could occur within twelve months from March 31, 2010. This amount mainly represents certain income tax benefits which may be challenged by the tax authorities during their inspection of CTC Network, expected within 2010, and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2009.

        The tax years ended December 31, 2007, 2008 and 2009 and the three months ended March 31, 2010 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2005 through 2009 and the three months ended March 31, 2010 remain subject to examination by the Kazakh tax authorities.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2009 and March 31, 2010. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2009 and March 31, 2010, the Company included accruals for contingencies related to non-income taxes totaling $6,198 and $6,403 as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,745 and $4,950, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2010, management estimates such contingencies related to non-income taxes to be up to approximately $1,780.

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

        The broadcast license of Channel 31 in Kazakhstan contains various restrictions and obligations. The Kazakh law requires that at least 50% of the programming during every six-hour slot be broadcast in the Kazakh language. Channel 31 has not always been in full compliance with all applicable license requirements. If the terms of a license are not fulfilled, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated. Management believes that the probability of initiation of action against Channel 31 is remote.

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

        Certain of the Company's regional subsidiaries have had, and some continue to have, negative equity as reported in their respective Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, that could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

11.   SEGMENT INFORMATION

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$82,639	$620	$39,483	$712,507	$(574)	$(285)	$(36,602)	$(1,065)
Domashny Network	13,431	51	2,811	48,890	(154)	(207)	(6.822)	—
DTV Network	9,885	10	283	183,777	(1,688)	(692)	(6,031)	(203)
CTC Television Station Group	12,128	383	7,333	112,463	(1,068)	(574)	(77)	—
Domashny Television Station Group	1,681	510	1	53,269	(608)	(371)	(1)	—
DTV Television Station Group	674	9	(1,460)	98,729	(1)	(971)		—
CIS Group	2,217	68	(895)	20,501	(261)	(151)	(1,565)	—
Production Group	442	7,175	(264)	42,332	(18)	(39)	—	(6,326)
Business segment results	$123,097	$8,826	$47,292	$1,272,468	$(4,372)	$(3,290)	$(51,098)	$(7,594)

Eliminations and other	103	(8,826)	(11,016)	(425,922)	(75)	(87)	1,637	6,239
Consolidated results	$123,200	$—	$36,276	$846,546	$(4,447)	$(3,377)	$(49,461)	$(1,355)

12.   SUBSEQUENT EVENTS

        Alexander Rodnyansky, former CEO, exercised options to purchase an aggregate of 1,406,700 common stock at $16.95 per share subsequent to March 31, 2010.

        On April 22, 2010, the Company's board of directors declared a dividend of $0.065 per share for each share of common stock held of record as of June 1, 2010.

        On April 22, 2010, the Company's board of directors approved performance criteria for the 2010 performance-based tranche related to the equity awards under 2009 Stock Incentive Plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2009 and 2010. This discussion should be read in conjunction with our annual report on Form 10-K filed with SEC on March 1, 2010 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and television channels in Uzbekistan and Moldova; each offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

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

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers. DTV's technical penetration is 68.4% with its signal covering approximately 60 million people in Russia.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Television Station Groups

        The CTC Television Station Group manages its 49 owned-and-operated stations and repeater transmitters. The Domashny Station Group manages its 34 owned-and-operated stations and repeater transmitters. The DTV Television Station Group manages its 31 owned-and-operated stations and repeater transmitters. Our Television Station Groups provide 45.0% technical penetration for the CTC Network (or 49.6% of its total penetration of 90.7%); 40.7% technical penetration for the Domashny Network (or 53.3% of its total penetration of 76.4%); and 33.8% technical penetration for the DTV Network (or 49.4% of its total penetration of 68.4%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

        The CIS Group segment was formed in the beginning of 2008 in connection with the acquisition in February 2008 of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at

6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. The operating results of our television channel in Uzbekistan and our broadcasting group in Moldova are also included in this segment.

  Production Group

        Our Production Group comprises our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. In the first quarter of 2010 the Russian ruble appreciated approximately 3.0%. The average exchange rate of the ruble against the US dollar was 14% higher in the three months ended March 31, 2010 than in the corresponding period in 2009.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, so-called "sales houses" control the placement of a large portion of national television advertising in Russia. Since 1999, Video International, one of the largest of these sales houses, has placed our national advertising on an exclusive basis. Since 2006, we have also engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we place all of our national advertising through Video

International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the three months ended March 31, 2009 and 2010.

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

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places CTC's advertising on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic; Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and DTV's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers.

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory. Although advertising prices in the first quarter of 2010 were lower than in the corresponding period in 2009, we anticipate that prices will increase during 2010, and that the average pricing for 2010 as a whole will be on same level as in 2009 or higher.

  Our Agreements with Video International

        We have several agreements with Video International for the placement of advertising on each of our Russian networks and Television Station Groups. The length of these agreements varies, with the agreements relating to our CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. Agreements relating to our Domashny and DTV Networks expire at the end of December 2014. We also have an agreement with Video International for the placement of advertising on our Channel 31 expiring at the end of December 2010.

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

        Under the terms of our existing network agreements with Video International, we pay Video International fixed commissions based on gross advertising sales of 13% for CTC and 12% for each of Domashny and DTV. Our networks bear the credit risk associated with any failure by an advertiser to make payments when they are due. However, Video International guarantees the payment of any unpaid debt of advertising clients of our networks to the extent that such debt has been outstanding for at least 180 days and exceeds, in the aggregate, 0.05% of our network's gross advertising revenues for the year. These guarantees are not applicable in the event of a material downturn in the Russian economy or the cessation of foreign currency trading in Russia for more than 90 days.

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

Recent Acquisitions and Disposals

        In January 2010, we sold our 100% interest in a Kazakh radio station for a total cash consideration of approximately $2.0 million.

Credit Facility Agreement

        In 2008, we entered into a credit facility agreement (the "Credit Facility Agreement") to borrow $135.0 million and drew-down the full amount. We applied all of the proceeds of such draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group and to satisfy the DTV Group's indebtedness due to MTG.

        As of December 31, 2009, the amount outstanding under the Credit Facility Agreement and interest accrued thereon was $28.3 million. We repaid all amounts outstanding under the Credit Facility Agreement on March 22, 2010.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2010. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies are as follows: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in detail in our Annual Report on Form 10-K.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended March 31,
	2009	2010
REVENUES:
Advertising	94.6%	95.0%
Sublicensing	4.7	4.9
Other revenue	0.7	0.1

Total operating revenues	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights and own production cost, shown below, exclusive of depreciation and amortization and inclusive of stock-based compensation)	(7.0)	(10.1)
Selling, general and administrative (exclusive of depreciation and amortization; inclusive of stock-based compensation)	(17.5)	(16.5)
Amortization of programming rights	(35.2)	(40.2)
Amortization of sublicensing rights and own production cost	(2.9)	(1.1)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost)	(2.5)	(2.7)

Total operating expenses	(65.1)	(70.6)

Operating income	34.9	29.4
Foreign currency losses	(3.8)	(0.2)
Interest income	1.0	1.1
Interest expense	(2.1)	(0.6)
Other non-operating income, net	(0.2)	1.3
Equity in income of investee companies	—	0.1

Income before income tax	29.8	31.2

Income tax expense	(8.1)	(10.0)

Consolidated net income	21.7	21.2

Loss (income) attributable to noncontrolling interest	0.5	(0.8)

Net income attributable to CTC Media, Inc. stockholders	22.2%	20.4%

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2010

  Total operating revenues

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$71,338	$83,259
Change period-to-period	—	16.7%
Domashny Network	10,570	13,482
Change period-to-period	—	27.5%
DTV Network	8,667	9,895
Change period-to-period	—	14.2%
CTC Television Station Group	10,530	12,511
Change period-to-period	—	18.8%
Domashny Television Station Group	2,034	2,191
Change period-to-period	—	7.7%
DTV Television Group	802	683
Change period-to-period	—	(14.8)%
CIS Group	2,044	2,285
Change period-to-period	—	11.8%
Production Group	6,056	7,617
Change period-to-period	—	25.8%
Eliminations and other	(7,263)	(8,723)

Total	$104,778	$123,200

Change period-to-period	—	17.6%

        Our total operating revenues increased by approximately 17.6% when comparing the three-month periods under review, which is primarily due to the appreciation of the Russian ruble against the US dollar, and to a lesser extent, increased audience shares at CTC and Domashny networks, partially offset by the decrease in advertising prices. The average exchange rate of the ruble against the US dollar was 14% higher in the three months ended March 31, 2010 than in the corresponding period in 2009. We estimate that this appreciation resulted in increases of approximately 15% in our advertising revenues, when comparing the two periods.

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

  Advertising revenues

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$65,257	$77,631
Change period-to-period	—	19.0%
Domashny Network	10,566	13,415
Change period-to-period	—	27.0%
DTV Network	8,671	9,360
Change period-to-period	—	7.9%
CTC Television Station Group	10,223	12,087
Change period-to-period	—	18.2%
Domashny Television Station Group	1,589	1,604
Change period-to-period	—	0.9%
DTV Television Group	772	672
Change period-to-period	—	(13.0)%
CIS Group	1,873	2,207
Change period-to-period	—	17.8%
Production Group	143	75
Change period-to-period	—	(47.6)%
Eliminations and other	(19)	(68)

Total	$99,075	$116,983

Change period-to-period	—	18.1%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Video International generally places the CTC Network's advertising on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic; it generally places the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and it generally places the DTV Network's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    CTC Network's advertising revenue increased by 19.0% when comparing the three-month periods under review mainly due to the appreciation of the Russian ruble against the US dollar and, to a lesser extent, increased audience share, partially offset by the decrease in advertising prices. The average target audience share of the CTC Network was 11.4% and 12.6% in the three months ended March 31, 2009 and 2010, respectively. The average overall audience share of the CTC Network was 8.5% and 9.1% in the three months ended March 31, 2009 and 2010, respectively. These increases were due to better performance of our programming in the first quarter of 2010 compared with the first quarter of 2009.

        Domashny Network.    Domashny Network's advertising revenues increased by 27.0% when comparing the three-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar and, to a lesser extent, due to increased audience share and reallocation of the advertising time from Domashny Television Station Group to Domashny Network (discussed below), partially offset by decreased advertising prices. The average target audience share of the Domashny Network was 2.6% and 3.0% during the three months ended March 31, 2009 and 2010, respectively. The average overall audience share of the Domashny Network was 2.0% and 2.2% during the three months ended March 31, 2009 and 2010, respectively. These increases were due to better performance of our programming in the first quarter of 2010 compared with the first quarter of 2009.

        DTV Network.    DTV Network's advertising revenues increased by 7.9% when comparing the three-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar and reallocation of the advertising time from DTV Television Station Group to DTV Network (discussed below), partially offset by decreased advertising rates and decreases in audience share. The average target audience share of the DTV Network was 2.2% and 2.1% during the three months ended March 31, 2009 and 2010, respectively. The average overall audience share of the DTV Network was 1.9% and 1.7% during the three months ended March 31, 2009 and 2010, respectively. These decreases in our audience share over the periods under review were the result of increased competition.

        Advertising prices in the first quarter of 2010 were lower than in the corresponding period in 2009. We anticipate, however, that prices at our Networks will increase during 2010, and that the average pricing for 2010 as a whole will be on the same level as in 2009 or higher.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 18.2% when comparing the three-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar. Advertising revenues of the Domashny Television Station Group remained approximately flat when comparing the three months ended March 31, 2009 and 2010. In this segment, the appreciation of the Russian ruble against the US dollar was offset by the reallocation of advertising time to the Domashny Network from July of 2009. Advertising revenues of the DTV Television Station Group decreased by 13.0% when comparing periods under review, primarily due to the decrease in audience share and the reallocation of advertising time to the DTV Network from May of 2009, partially offset by the appreciation of the Russian ruble against the US dollar. The reallocation of advertising time form Domashny and DTV Television Station Groups to Domanshny and DTV Networks decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 17.8% when comparing the three- month periods under review. The increase was primarily due to increased advertising prices and sellout.

  Sublicensing, own production and other revenues

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$6,081	$5,629
Change period-to-period	—	(7.4)%
Domashny Network	13	67
Change period-to-period		(415.4)%
DTV Network	48	536
Change period-to-period	—	1,016.7%
CTC Television Station Group	307	424
Change period-to-period	—	38.1%
Domashny Television Station Group	445	586
Change period-to-period	—	31.7%
DTV Television Group	30	11
Change period-to-period	—	(63.3)%
CIS Group	171	78
Change period-to-period	—	(54.4)%
Production Group	5,913	7,542
Change period-to-period	—	27.5%
Eliminations and other	(7,305)	(8,656)

Total	$5,703	$6,217

Change period-to-period	—	9.0%

        Networks.    The slight decrease in sublicensing, own production and other revenues at the CTC Network level primarily reflected increase in sublicensing revenue in 2010, mainly from Ukraine, offset by non-recurring revenues received in 2009 from the theatrical release of motion picture produced by us.

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

  Total operating expenses

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$(37,036)	$(43,776)
Change period-to-period	—	18.2%
Domashny Network	(7,187)	(10,671)
Change period-to-period	—	48.5%
DTV Network	(4,946)	(9,612)
Change period-to-period	—	94.3%
CTC Television Station Group	(5,260)	(5,178)
Change period-to-period	—	(1.6)%
Domashny Television Station Group	(1,957)	(2,190)
Change year-on-year	—	11.9%
DTV Television Group	(1,995)	(2,143)
Change period-to-period	—	7.4%
CIS Group	(3,406)	(3,180)
Change period-to-period	—	(6.6)%
Production Group	(5,793)	(7,881)
Change period-to-period	—	36.0%
Eliminations and other	(615)	(2,293)

Total	($68,195)	($86,924)

Change period-to-period	—	27.5%
% of total operating revenues	65.1%	70.6%

        Our total operating expenses as a percentage of operating revenues increased from 65.1% to 70.6% when comparing the three months ended March 31, 2009 and 2010, mainly due to increases, as a percentage of operating revenues, in direct operating expenses, amortization of programming rights and depreciation and amortization expenses, offset by decreases, as a percentage of operating revenues, in selling, general and administrative expenses and amortization of sublicensing rights and own production costs.

        Our direct operating expenses and selling, general and administrative expenses increased due to the stock-based compensation expense recognized in the three months ended March 31, 2010 of $7.3 million, of which $2.3 million relates to stock options granted to a number of our employees and executives at the end of 2009 pursuant to our 2009 Stock Incentive Plan and $1.3 million relates to equity-based incentive awards granted to a number of our employees and executives in the first quarter of 2010. The remaining portion relates to modifications made to the stock options of our CEO in 2009 and the first quarter of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010. The effect of these additional costs was partially offset by the decrease in stock-based compensation expense due to cancellation of the options granted to our former CEO in connection with his departure. We expect to recognize stock-based compensation expense related to all of our stock options of approximately $25.7 million for 2010, $21.3 million for 2011, $7.4 million for 2012, and $6.0 million for 2013. For more details on our stock-based compensation transactions, see "Item 1. Financial Statements—Note 9, Stock-based compensation."

  Direct operating expenses

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$(1,252)	$(2,209)
Change period-to-period	—	76.4%
Domashny Network	(898)	(1,579)
Change period-to-period	—	75.8%
DTV Network	(766)	(1,196)
Change period-to-period	—	56.1%
CTC Television Station Group	(1,558)	(1,930)
Change period-to-period	—	23.9%
Domashny Television Station Group	(812)	(1,029)
Change period-to-period	—	26.7%
DTV Television Group	(1,008)	(917)
Change period-to-period	—	(9.0)%
CIS Group	(647)	(507)
Change period-to-period	—	(21.6)%
Production Group	(508)	(948)
Change period-to-period	—	86.6%
Eliminations and other	102	(2,158)

Total	$(7,347)	$(12,473)

Change period-to-period	—	69.8%
% of total operating revenues	7.0%	10.1%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment's total operating revenues increased from 1.8% to 2.7% when comparing the three months ended March 31, 2009 and 2010, mainly due to the reversal of a provision related to prepayment of certain programming rights recognized in 2009 and annual raises in salaries and benefits. At the Domashny Network, direct operating expenses, as a percentage of this segment's total operating revenues, increased from 8.5% to 11.7% when comparing the three months ended March 31, 2009 and 2010, mainly due to increases in network affiliation expenses and annual raises in salaries and benefits. At the DTV Network, direct operating expenses, as a percentage of this segment's total operating revenues, increased from 8.8% to 12.1% when comparing the three months ended March 31, 2009 and 2010, mainly due to increases in transmission and maintenance expenses, as well as increases in salaries and benefits.

        In addition to the factors noted above, the increase in direct operating expenses in absolute terms for the periods under review at the Networks level reflected the appreciation of the Russian ruble against the US dollar.

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

        At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 14.8% to 15.4% when comparing the three months ended

March 31, 2009 and 2010. At the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 39.9% to 47.0% when comparing the three months ended March 31, 2009 and 2010. The increase in direct operating expenses as a percentage of these segments' total operating revenues was mainly as a result of increases in transmission fees.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 125.7% to 134.3% when comparing the three months ended March 31, 2009 and 2010, mainly due to decreased revenues.

        In addition to the factors noted above, the change in direct operating expenses in absolute terms for the periods under review in the Television Station Groups reflected the appreciation of the Russian ruble against the US dollar.

        Direct operating expenses, as a percentage of the Domashny and DTV Television Station Group's total operating revenues, is higher than those of the CTC Television Station Group, reflecting the earlier stage of operations of those segments.

        In 2007, the Ministry of Information Technologies and Communications of the Russian Federation (the "Russian Ministry of Telecommunications") requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom (which is the primary carrier of our networks' signals in Moscow), indicated that they might be required to begin charging us transmission fees for carrying our signals on their systems. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunication. While discussions continue on resolving this matter, to date, no such resolution has been reached. If we were required to pay transmission fees to these cable operators, our direct operating expenses would be increased, possibly materially.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 31.7% to 22.2% when comparing the three months ended March 31, 2009 and 2010, due to decreases in headcount and increased revenue.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.2 million and $2.6 million, respectively, in the three-month periods ended March 31, 2009 and 2010. The increase in stock-based compensation expense when comparing periods under review relates to new stock options and equity-based incentive awards granted to a number of our employees. See "Item 1. Financial Statements—Note 9, Stock-based compensation".

  Selling, general and administrative expenses

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$(3,768)	$(3,617)
Change period-to-period	—	(4.0)%
Domashny Network	(1,285)	(2,032)
Change period-to-period	—	58.1%
DTV Network	(1,100)	(1,490)
Change period-to-period	—	35.5%
CTC Television Station Group	(2,447)	(2,596)
Change period-to-period	—	6.1%
Domashny Television Station Group	(828)	(788)
Change period-to-period	—	(4.8)%
DTV Television Group	(266)	(254)
Change period-to-period	—	(4.5)%
CIS Group	(1,004)	(957)
Change period-to-period	—	(4.7)%
Production Group	(383)	(568)
Change period-to-period	—	48.3%
Eliminations and other	(7,241)	(7,956)

Total	$(18,322)	$(20,258)

Change period-to-period	—	10.6%
% of total operating revenues	17.5%	16.4%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segments' total operating revenues decreased from 5.3% to 4.3% when comparing the three months ended March 31, 2009 and 2010, mainly due to decreases in advertising and promotion expenses because of the timing of advertising campaigns, partially offset by annual raises in salaries and benefits. Selling, general and administrative expenses of the Domashny Network and DTV Network as a percentage of the segment's operating revenue increased from 12.2% to 15.1%, and from 12.7% to 15.1%, respectively, when comparing the three months ended March 31, 2009 and 2010, mainly due to annual raises in salaries and benefits, and increases in advertising and promotion expenses.

        Television Station Groups.    Selling, general and administrative expenses of the CTC and Domashny Television Station Groups as a percentage of these segments' total operating revenues decreased from 23.2% to 20.7%, and from 40.7% to 36.0%, respectively, when comparing the three months ended March 31, 2009 and 2010, respectively. The decrease was principally due to decreases in headcount and rent expenses over the periods under review. Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues increased from 33.2% to 37.2% when comparing the three months ended March 31, 2009 and 2010, primarily due to decreased revenues.

        In addition to the factors noted above, the change in selling, general and administrative expenses of our Networks and Television Station Groups in absolute terms for the periods under review reflected the appreciation of the Russian ruble against the US dollar.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 49.1% to 41.9%, respectively, in the three months ended March 31, 2009 and 2010, mainly due to decreases in headcount and increased revenues.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 6.3%, and 7.5%, respectively, in the three months ended March 31, 2009 and 2010.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $3.7 million and $3.9 million for the three months ended March 31, 2009 and 2010, respectively.

        Corporate stock-based compensation expense amounted to $4.1 million and $4.7 million for the three months ended March 31, 2009 and 2010, respectively. The increase in stock-based compensation resulted principally from modifications made to the stock options of our CEO in 2009 and the first quarter of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010. In addition, we recognized $0.9 million in expense related to new stock options granted in 2009 under the 2009 Stock Incentive Plan and equity-based incentive awards granted in 2010. See "Item 1. Financial Statements—Note 9, Stock-based compensation". The effect of these additional costs was partially offset by the decrease in stock-based compensation expenses due to cancellation of the options granted to our former CEO in connection with his departure.

  Amortization of programming rights

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$(28,493)	$(36,602)
Change period-to-period	—	28.5%
Domashny Network	(4,891)	(6,822)
Change period-to-period	—	39.5%
DTV Network	(2,488)	(6,031)
Change period-to-period	—	142.4%
CTC Television Station Group	(822)	(77)
Change period-to-period	—	(90.6)%
Domashny Television Station Group	(5)	(1)
Change period-to-period	—	(80.0)%
DTV Television Group	—	(1)
Change period-to-period	—	n/a
CIS Group	(1,533)	(1,565)
Change period-to-period	—	2.1%
Eliminations and other	1,349	1,638

Total	$(36,883)	$(49,461)

Change period-to-period	—	34.1%
% of total operating revenues	35.2%	40.1%

        Networks.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues, increased from 39.9% to 44.0% when comparing the three months ended March 31, 2009 and 2010. Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, increased from 46.3% to 50.6% when comparing the three months ended March 31, 2009 and 2010. Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues, increased from 28.7% to 60.9% when comparing the three months ended March 31, 2009 and 2010. The increases in all Networks was primarily due to the relatively more expensive programming mix in 2010. In addition, the increase of amortization of programming rights at DTV Network, as a percentage its total operating revenues, was due to higher impairment charges when comparing the periods under review, due to underperformance of certain programming in 2010.

        Impairment charges in CTC Network were $1.5 million and $1.5 million, respectively, in the three months ended March 31, 2009 and 2010. Impairment charges in Domashny Network were nil and $0.1 million, respectively, in the three months ended March 31, 2009 and 2010. Impairment charges in DTV Network were $0.1 million and $1.5 million, respectively, in the three months ended March 31, 2009 and 2010.

        In addition to the factors noted above, the increase in amortization of programming rights in absolute terms for the periods under review at the Network level reflected the appreciation of the Russian ruble against the US dollar. We expect our amortization for programming rights expense for the Domashny and DTV Networks to be higher in 2010 when compared to 2009, as we continue to build on the brands of these channels by strengthening their programming.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group when comparing the three months ended March 31, 2009 and 2010 reflects certain cost-cutting measures taken in 2009.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segments' total operating revenues, decreased from 75.0% to 68.5% when comparing the three months ended March 31, 2009 and 2010, mainly due to increased revenues.

  Amortization of sublicensing rights and own production cost

	Three months ended March 31,
	2009	2010
	(in thousands, except percentages)
CTC Network	$(3,393)	$(1,065)
Change period-to-period	—	(68.6)%
DTV Network	—	(203)
Change period-to-period	—	n/a
Production Group	(4,890)	(6,326)
Change period-to-period	—	29.4%
Eliminations and other	5,221	6,239

Total	$(3,062)	$(1,355)

Change period-to-period	—	(55.7)%
% of total operating revenues	2.9%	1.1%

        Own production costs represent the cost of internally produced programming licensed to third parties as well as sold to other Group segments.

        CTC Network.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the periods under review primarily reflected a one-off expense incurred in the first quarter of 2009 in conjunction with the production of a motion picture for theatrical release.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to CTC, Domashny and DTV Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to CTC, Domashny and DTV Networks and programming sold by CTC Network to CIS Group.

  Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights and own production cost)

	Three months ended March 31,
	2009	2010
	(in thousands except percentages)
CTC Network	$(131)	$(285)
Change period-to-period	—	117.6%
Domashny Network	(113)	(207)
Change period-to-period	—	83.2%
DTV Network	(592)	(692)
Change period-to-period	—	16.9%
CTC Television Station Group	(415)	(574)
Change period-to-period	—	38.3%
Domashny Television Station Group	(311)	(371)
Change period-to-period	—	19.3%
DTV Television Group	(720)	(971)
Change period-to-period	—	34.9%
CIS Group	(222)	(151)
Change period-to-period	—	(32.0)%
Production Group	(12)	(39)
Change period-to-period	—	225.0%
Eliminations and other	(65)	(87)

Total	$(2,581)	$(3,377)

Change period-to-period	—	30.8%
% of total operating revenues	2.5%	2.7%

        Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights and own production cost) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights and sublicensing rights, principally network affiliation agreements and cable network connections.

        Networks.    At the network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense.

        Television Station Groups.    We have entered into contracts with Mostelecom to secure the right of the CTC, Domashny and DTV Moscow stations to be connected by cable to additional households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost-benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

  Foreign currency gains (losses)

	Three months ended March 31,
	2009	2010
	(in thousands)
Foreign currency gains (losses)	$(4,033)	$(273)

        The functional currency of our Russian subsidiaries is the ruble. In the three months ended March 31, 2009, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, mainly the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract. In the three months ended March 31, 2010, our foreign currency loss primarily represents the impact of ruble appreciation on our dollar-denominated assets and loss on our forward contract, partially offset by the impact of ruble appreciation on our dollar-denominated liabilities.

        The ruble depreciated approximately 13.6% and appreciated approximately 3.0% against the US dollar during the first quarter of 2009 and 2010, respectively.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement, which is denominated in US dollars. In addition, from time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk".

  Interest income

	Three months ended March 31,
	2009	2010
	(in thousands)
Interest income	$1,060	$1,359

        Our interest income consists of interest earned on our bank accounts.

  Interest expense

	Three months ended March 31,
	2009	2010
	(in thousands)
Interest expense	$(2,154)	$(692)

        Our interest expense decreased over the periods under review primarily due to repayments of the principal amount under the Credit Facility Agreement during 2009 and in the first quarter of 2010. As of March 31, 2010, all outstanding amounts under the Credit Facility Agreement were fully repaid. See "—Credit Facility Agreement".

  Other non-operating income (loss), net

	Three months ended March 31,
	2009	2010
	(in thousands)
Other non-operating income (losses)	$(220)	$1,623

        In January, 2010, we sold our interest in a radio station in Kazakhstan for a total consideration of $2.0 million and recognized a $2.0 million gain on the sale.

  Equity in income of investee companies

	Three months ended March 31,
	2009	2010
	(in thousands)
Equity in income of investee companies	$77	$94

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the three months ended March 31, 2009 and 2010, our equity in income of investee companies primarily consists of income attributable to our interest in the Novosibirsk station.

  Income tax expense

	Three months ended March 31,
	2009	2010
	(in thousands)
Income tax expense	$(8,499)	$(12,260)

        Our effective tax rate was 27% and 32% for the three months ended March 31, 2009 and March 31, 2010, respectively. The increase in our effective tax rate when comparing periods under review was primarily due to deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest, recognized in the first quarter of 2010, and, to the lesser extent, due to increases, as a percentage of consolidated income before tax, in stock-based compensation expense.

  (Income) losses attributable to noncontrolling interest

	Three months ended March 31,
	2009	2010
	(in thousands)
Loss (income) attributable to noncontrolling interest	$498	$(928)

        Loss (income) attributable to noncontrolling interest represents the share of net loss or income of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of Channel 31 Group and our broadcasting group in Moldova. In the three months ended March 31, 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was offset by noncontrolling interest in losses of Channel 31 and Moldova Groups. In the three months ended March 31, 2010, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations at CTC Television Station Group, and to income at Channel 31 Group.

  Other comprehensive (loss) income attributable to controlling interest

	Three months ended March 31,
	2009	2010
	(in thousands)
Other comprehensive (loss) income	$(68,495)	$20,633

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. The ruble depreciated approximately 13.6% and appreciated approximately 3.0% against the US dollar during the first quarter of 2009 and 2010, respectively. Other comprehensive (loss) income in the periods under review reflect results of these translations, and resulted from depreciation of the Russian ruble against the US dollar during the first quarter of 2009, and from the appreciation of the Russian ruble against the US dollar during the first quarter of 2010. See "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at March 31, 2010 Compared to December 31, 2009

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from December 31, 2009 to March 31, 2010 by approximately $3.8 million primarily as a result of balances being seasonally low at December 31.

  Prepayments

        Prepayments increased from December 31, 2009 to March 31, 2010 by $9.9 million primarily due to increases in advances made for Russian programming.

  Programming rights

        The increase in programming rights from December 31, 2009 to March 31, 2010 by $10.7 million was primarily due to the acquisition of Russian series and sitcoms during the first quarter of 2010, which will be used during the remainder of 2010 and thereafter.

  Accrued liabilities

        Accrued liabilities decreased from December 31, 2009 to March 31, 2010 by $10.6 million primarily due to earn-out payments made during the first quarter of 2010 related to our two production companies which were accrued as of December 31, 2009.

  Taxes payable

        Taxes payable decreased from December 31, 2009 to March 31, 2010 by $8.6 million primarily due to a decrease in VAT payable as a result of lower revenues in the first quarter of 2010 compared with the fourth quarter of 2009.

  Short-term loans and interest accrued

        The decrease in short-term loans and interest accrued is due to the repayment of the amounts outstanding under the Credit Facility Agreement during the first quarter of 2010. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        At March 31, 2010, we had $25.9 million in cash and cash equivalents, of which approximately 28% was held in US dollar-denominated accounts. In addition, at March 31, 2010, we had $50.2 million in deposits with maturities ranging from three to six months, of which approximately 37% was held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2009	2010
	(in thousands)
Net cash provided by operating activities:	$27,815	$5,052
Net cash used in investing activities:	(13,001)	(26,421)
Net cash provided by (used in) financing activities:	42	(38,371)

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flow from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenue amounted to $99.1 million and $117.0 million during the three months ended March 31, 2009 and 2010, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $34.7 million and $63.5 million, respectively, during the three months ended March 31, 2009 and 2010. The increase in cash paid for programming rights in the first quarter of 2010 was primarily due to advance payments for some Russian-produced and foreign programming during the first quarter of 2010, that will be used in 2010 and thereafter. Of the total $28.8 million increase, approximately $19.0 million relates to the increase of cash expenditures for Russian-produced programming.

        Amortization of programming rights, sublicensing rights and own production cost amounted to $39.9 million and $50.8 million, during the three months ended March 31, 2009 and 2010, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the three-month period ended March 31, 2009, we paid $11.0 million in 2008 earnouts related to our acquisitions of Costafilm and Sohomedia, and $1.1 million related to the acquisition of an additional owned-and-operated station. In the three-month period ended March 31, 2010, we paid $12.8 million in 2009 earnouts related to our acquisitions of Costafilm and Soho Media. In addition, in the first quarter of 2010, we made net cash deposits of $11.2 million in Russian banks. These deposits have original maturities ranging from three to six months.

        In 2010, we expect capital expenditures to reach up to $40 million as we continue to work on establishing a unified digital play-out facility in Moscow, continue the digitalization of our content library, upgrade our broadcasting equipment and move into a new Moscow office facility (if negotiations for the lease of this facility are successful).

        In the three-month period ended March 31, 2010, cash used in financing activities includes repayment of all amounts outstanding under the Credit Facility Agreement of $28.3 million (see "—Credit Facility Agreement"). In addition, during the first quarter of 2010, we paid dividends in the amount of $10.0 million, to our stockholders. See "Item 1. Financial Statements—Note 8, Stockholders' Equity".

        On April 22, 2010, our board of directors declared a dividend of $0.065 per outstanding share of common stock to our stockholders of record as of June 10, 2010. Our board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in each of September and December 2010. Such declaration is at the discretion of our board and will depend upon factors such as our earnings, financial position and cash requirements during 2010.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees and lease obligations as March 31, 2010:

	Payments Due by Period
	Total	Remainder of 2010	2011 through 2012	2013 through 2014	Thereafter
	(in thousands)
Acquisition of programming rights	$175,947	$105,741	$70,206	—	—
Transmission and satellite fees	$80,519	$12,012	$32,673	$35,834	—
Leasehold obligations	$7,074	$2,446	$772	$580	$3,276
Acquisition of format rights	$2,238	$2,238	—	—	—

Total(1)	$265,778	$122,437	$103,651	$36, 414	$3,276

(1)
Accrued liabilities related to income taxes in the amount of $7.2 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

Recently Issued Accounting Pronouncements

        We have considered all recently issued accounting pronouncements and disclosed the ones that could be material to our financial statements in the notes to our consolidated financial statements. See "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2010, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $10.5 million and $4.8 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        Payments under the Credit Facility Agreement, which we prepaid in full on March 22, 2010, were denominated in US dollars. To reduce our foreign exchange risk related to a portion of our payments due under the Credit Facility Agreement, we entered into a foreign exchange forward contract in October 2008. Under that foreign exchange forward contract, we continue to be obligated to purchase $15 million at a rate of RUR 28.84 for each $1.00 on June 15, 2010. Moreover, from time to time, we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In connection with these hedging arrangements, at March 31, 2010, we were party to foreign exchange forward contracts that commit us to purchase $20 million at rates ranging from RUR 30.11 to RUR 31.15 for each $1.00 on various dates from April through October 2010.

        The prevailing exchange rate as of April 28, 2010 was RUR 29.06 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 1, 2010 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

        The amended law may require us to change how we sell advertising. We are continuing to analyze the law and anticipated changes in the market as a whole, and are evaluating all possible alternative approaches, including creating our own sales house. However, we have made no firm decisions in this regard. We may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same revenues, at the same margins, as we have enjoyed historically. The amended law could therefore have a material adverse effect on our business, financial condition and results of operations.

We currently rely on a single television advertising sales house for substantially all of our revenues, and therefore our operating results could be materially adversely affected if our relationship with this sales house were to be disrupted or if it were to fail to sell advertising on our behalf effectively.

        National television advertising in Russia and other CIS countries has historically not been placed directly with broadcasters, but rather through so-called "sales houses". In Russia, Video International currently places all of our national television advertising, and also places local advertising for substantially all of our regional television stations. Revenues generated through Video International accounted for approximately 95% of our total operating revenues in 2007, 96% in 2008 and 94% in 2009.

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

        Early termination of our agreements with Video International, its inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales and any other disruption or change in our relationship with Video International resulting from the recent amendment to the Russian advertising law or otherwise would likely have a material adverse effect on our business, financial condition and results of operations. See "—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

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

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment in Russia or other CIS countries in which we operate deteriorates.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. For example, during the 1998 economic crisis, total spending on television advertising in Russia declined significantly, falling from a pre-crisis high of $550 million in 1997 to a low of $190 million in 1999. Economic recovery following the crisis was slow, and spending on Russian television advertising did not exceed the 1997 figure in US dollar terms until 2002. As a result, our revenues declined significantly after the 1998 economic crisis.

        More recently, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, from $2,330 million in 2005, to $3,160 million in 2006, $4,397 million in 2007 and $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, began to experience economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Economic conditions appear to be improving, however if such improvements are not sustainable or if the economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results for 2010.

        Like Russia, Kazakhstan has also experienced economic instability. As a result, total television advertising spending in 2009 was negatively impacted and we currently expect advertising spending in 2010 to continue to be adversely affected. A further reduction in advertising spending in Kazakhstan will negatively impact our operating results.

Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Although we have entered and may continue to enter into hedging transactions in an effort to reduce some of our foreign exchange risk, our operating results will be negatively impacted by depreciations of the ruble against the US dollar.

        In the first quarter of 2010 the Russian ruble appreciated approximately 3.0% against the US dollar. The Russian ruble depreciated against the US dollar approximately 16.5% and 2.9% in 2008 and 2009, respectively.

        If the exchange rate between the ruble and the US dollar depreciates, our revenues and operating results for 2010, as reported in US dollars, will be adversely affected.

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

        In January 2010, the size of the panel itself was increased from 65 to 72 cities. Each of our Russian networks broadcasts in these additional cities, mostly through cable or independent affiliates. In addition, TNS Gallup Media made changes to the relative weighting of the cities in the panel. Although this re-weighting did not have a negative effect on our revenues on a consolidated basis, it did result in the impairment of some of our affected broadcasting licenses on a stand-alone basis. See "—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in a decrease in our audience share and therefore a material decrease in our advertising revenues.

A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income.

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

        As a result of the economic instability that arose in the second half of 2008, we recorded noncash impairment losses that had a net effect on our 2008 net income of $153.7 million. These losses related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova.

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

        The Ownership Law contains a "grandfathering" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

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

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media companies. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

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

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. From time to time, there are discussions in the Russian government regarding imposing additional restrictions on television advertising, such as limiting the types of products that may be advertised, limiting product placements in programming, limiting the number of advertising breaks allowed in certain programs or requiring channels to devote more broadcast time to public service announcements. If legislation were introduced to further limit our ability to broadcast paid advertising or product placements, we cannot guarantee that increases in advertising prices, if any, or any other steps we would be able to take to mitigate the impact of such further limitation would be sufficient to compensate for the loss of advertising time.

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

        If we are unable to produce or secure a steady supply of high-quality programming, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, and we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. The current law requires broadcasters to broadcast at least 50% of their programming in the Kazakh language during every six-hour slot. Channel 31 has not always been in full compliance with these requirements. If the terms of a license are not complied with, or if Channel 31 violates applicable legislation or regulations, the license may be suspended or terminated.

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

        We have entered into contracts with Mostelecom to secure the right of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. DTV also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost-benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

        In 2007, the Russian Ministry of Telecommunications requested evidence of the legal basis pursuant to which some cable television operators, including those carrying the signals of our networks, carry certain broadcasters' signals over their systems. As a result of this request, some of our cable television operators, including Mostelecom, which is the primary carrier of our networks' signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of

2007. While discussions continue on resolving this matter, to date, no resolution has been reached and no further actions have been taken.

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

        On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks REN-TV (owned by National Media Group) and TNT. Domashny and DTV compete for advertising revenues primarily with other smaller channels such as TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2009, Channel One had an average audience share of 18.9%, while Rossiya's was 17.2% and NTV's was 14.1%. During the three months ended March 31, 2010, Channel One had an average audience share of 18.8%, while Rossiya's was 16.9% and NTV's was 15.1%. CTC's average audience share during 2009 and three months ended March 31, 2010 were 9.0% and 9.1%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2010 we had contractual commitments for the acquisition of approximately $105.7 million in programming rights through 2010 and $70.2 million in 2011-2012. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. In 2009 we lost several key personnel, including several important content production, legal and finance personnel. In addition, we believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to hire replacements and/or retain other qualified personnel on reasonable terms or at all.

A systems failure could prevent us from transmitting our network signal and lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues.

        Our networks' signals originate in Moscow and are uplinked to multiple separate satellite systems that transmit our signals to our affiliate stations and unmanned repeater transmitters. Despite our back-up systems, from time to time we experience signal failures. Prolonged or repeated disruptions in our signals could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of our ability to transmit our signals, even though such an event could have a significant negative impact on our business.

One of our principal stockholders owns a 50% interest in a Russian pay television network, and its interests may conflict with ours.

        One of our principal stockholders, MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), acquired a 50% interest in Raduga Holdings in February 2010. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. All of our Russian networks are currently carried by Raduga TV.

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

        The disruption in the world credit markets in 2008 and 2009 also negatively impacted the banking sector in Russia. There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks (such as Alfa Bank, which is an affiliate of one of our principal stockholders), including the Russian subsidiaries of foreign banks. Of that balance, a significant portion is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including Alfa Group, which is active in many industries in Russia, could materially adversely affect our operations.

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

        Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of or subsequent notification to the Russian Federal Anti-monopoly Service or its predecessor agencies (the "FAS"). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the FAS were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative sanctions and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

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

  •
  changes in the structure of advertising sales in Russia;

  •
  public announcements by industry experts regarding trends in advertising spending in Russia and globally; and

  •
  announcements regarding our acquisition activities, if any.

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of March 31, 2010, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of April 28, 2010, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, over 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

  •
  We have a classified board of directors, which means that our directors serve for staggered three-year terms and currently no more than three of our nine directors are elected each year. This structure may make it more difficult for an acquirer to take control of our company, which may make our company a less desirable acquisition target.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: April 30, 2010

CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: April 30, 2010

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002