Form 10-Q
period 2010-06-30
CTC Media, Inc.
filed 2010-08-05
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑

         As of July 30, 2010, there were outstanding 155,869,826 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2009	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,441	$28,880
Short-term investments	39,072	102,512
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2009—$988; June 30, 2010—$893)	24,230	25,676
Taxes reclaimable	7,491	11,047
Prepayments	31,277	41,658
Programming rights, net	79,268	86,986
Deferred tax assets	18,840	21,420
Other current assets	2,588	1,580

TOTAL CURRENT ASSETS	287,207	319,759

PROPERTY AND EQUIPMENT, net	25,539	25,181
INTANGIBLE ASSETS, net:
Broadcasting Licenses	158,993	154,892
Cable Network Connection	29,689	29,364
Trade names	17,082	16,561
Network affiliation agreements	6,769	5,469
Other intangible assets	1,887	1,903

Net intangible assets	214,420	208,189
GOODWILL	226,116	219,226
PROGRAMMING RIGHTS, net	64,343	66,166
SUBLICENSING RIGHTS, net	546	521
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,184	5,192
PREPAYMENTS	6,605	1,286
DEFERRED TAX ASSETS	18,440	16,059
OTHER NON-CURRENT ASSETS	2,920	218

TOTAL ASSETS	$851,320	$861,797

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	51,088	60,327
Accrued liabilities	34,968	25,598
Taxes payable	27,871	17,889
Short-term loans and interest accrued	28,278	—
Deferred revenue	4,976	8,624
Deferred tax liabilities	5,112	9,503

TOTAL CURRENT LIABILITIES	152,293	121,941

DEFERRED TAX LIABILITIES	35,203	33,986
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2009—154,227,746; June 30, 2010—155,869,826)	1,542	1,558
Additional paid-in capital	386,950	425,083
Retained earnings	332,710	358,656
Accumulated other comprehensive loss	(58,428)	(80,258)
Non-controlling interest	1,050	831

TOTAL STOCKHOLDERS' EQUITY	663,824	705,870

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,320	$861,797

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
REVENUES:
Advertising	$108,540	$124,912	$207,761	$241,895
Sublicensing and own production revenue	5,017	5,316	9,892	11,255
Other revenue	337	271	1,019	549

Total operating revenues	113,894	130,499	218,672	253,699

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $2,020 and $2,852 for the three months and $4,071 and $5,617 for the six months ended June 30, 2009 and 2010, respectively; and inclusive of stock-based compensation of $89 and $2,642 for the three months and $302 and $5,291 for the six months ended June 30, 2009 and 2010, respectively)	(7,635)	(11,749)	(14,982)	(24,222)
Selling, general and administrative (exclusive of depreciation and amortization of $660 and $506 for the three months and $1,190 and $1,118 for the six months ended June 30, 2009 and 2010, respectively; and inclusive of stock-based compensation of $3,853 and $5,831 for the three months and $7,930 and $10,512 for the six months ended June 30, 2009 and 2010, respectively)	(16,928)	(23,031)	(35,250)	(43,289)
Amortization of programming rights	(41,415)	(58,328)	(78,298)	(107,789)
Amortization of sublicensing rights and own production cost	(1,407)	(1,224)	(4,469)	(2,580)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2,680)	(3,358)	(5,261)	(6,735)

Total operating expenses	(70,065)	(97,690)	(138,260)	(184,615)

OPERATING INCOME	43,829	32,809	80,412	69,084
FOREIGN CURRENCY GAINS (LOSSES)	(703)	1,155	(4,736)	883
INTEREST INCOME	709	811	1,769	2,170
INTEREST EXPENSE	(2,260)	(217)	(4,414)	(909)
OTHER NON-OPERATING INCOME (LOSSES), net	92	359	(128)	1,983
EQUITY IN INCOME OF INVESTEE COMPANIES	158	119	235	213

Income before income tax	41,825	35,036	73,138	73,424

INCOME TAX EXPENSE	(10,978)	(13,313)	(19,477)	(25,574)

CONSOLIDATED NET INCOME	$30,847	$21,723	$53,661	$47,850

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(512)	$(819)	$(14)	$(1,747)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$30,335	$20,904	$53,647	$46,103

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.20	$0.13	$0.35	$0.30

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.19	$0.13	$0.34	$0.30

Weighted average common shares outstanding—basic	152,155,213	155,558,204	152,155,213	154,896,650

Weighted average common shares outstanding—diluted	157,577,511	155,942,834	156,942,600	155,315,572

Dividends declared per share	$—	$0.07	$—	$0.13

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$53,661	$47,850
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(3,242)	2,946
Depreciation and amortization	5,261	6,735
Amortization of programming rights	78,298	107,789
Amortization of sublicensing rights and own production cost	4,469	2,580
Stock based compensation expense	8,231	15,803
Equity in income of unconsolidated investees	(235)	(213)
Foreign currency losses (gains)	4,736	(883)
Changes in operating assets and liabilities:
Trade accounts receivable	1,552	(2,364)
Prepayments	375	(2,015)
Other assets	3,557	(4,524)
Accounts payable and accrued liabilities	3,155	5,740
Deferred revenue	(8,123)	4,363
Other liabilities	(16,226)	(11,439)
Dividends received from equity investees	334	—
Acquisition of programming and sublicensing rights	(85,778)	(121,650)

Net cash provided by operating activities	50,025	50,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(6,545)	(5,333)
Acquisitions of businesses, net of cash acquired	(12,145)	(12,955)
Proceeds from sale of businesses, net of cash disposed	—	2,026
Investments in deposits	—	(64,997)

Net cash used in investing activities	(18,690)	(81,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	24,781
Repayments of loans	(33,750)	(28,250)
Decrease in restricted cash	111	131
Dividends paid to stockholders	—	(20,156)
Dividends paid to noncontrolling interest	(2,054)	(2,120)

Net cash used in financing activities	(35,693)	(25,614)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,034)	594
Net decrease in cash and cash equivalents	(6,392)	(55,561)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,055	84,441

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,663	$28,880

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In addition, since 2008, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise the majority of an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, since 2008, the Company has another business segment, Production Group, comprising the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for the Networks.

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2010. The Company's significant accounting policies and estimates have not changed since December 31, 2009.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

        In April 2010, the FASB issued an amendment to its stock-based compensation guidance to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity's equity securities trade should be classified as equity, assuming all other criteria for equity classification are met. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of the amendment to have any effect on its financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share attributable to CTC Media, Inc. stockholders for the three and six months ended June 30, 2009 and 2010 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 6,334,606 and 7,753,474 for the three months ended June 30, 2009 and 2010, respectively, and 7,887,098 and 7,753,474 for the six months ended June 30, 2009 and 2010, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income attributable to CTC Media, Inc. stockholders	$30,335	$20,904	$53,647	$46,103

Weighted average common shares outstanding—basic
Common stock	152,155,213	155,558,204	152,155,213	154,896,650
Dilutive effect of:
Common stock options	5,422,298	384,630	4,787,387	418,922

Weighted average common shares outstanding—diluted	157,577,511	155,942,834	156,942,600	155,315,572
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.20	$0.13	$0.35	$0.30
Diluted	$0.19	$0.13	$0.34	$0.30

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2009 and 2010 was net income attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2009 and June 30, 2010 comprise the following:

	December 31, 2009	June 30, 2010
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$52,760	$61,979
Accumulated amortization	(44,028)	(51,864)

Released, net book value	8,732	10,115

Completed and not released	11,484	7,563
In production	5,638	8,763

Total	25,854	26,441

Acquired rights:
Historical cost	369,062	422,591
Accumulated amortization	(251,305)	(295,880)

Net book value	117,757	126,711

Total programming rights	$143,611	$153,152

Current portion	$79,268	$86,986

Non-current portion	$64,343	$66,166

        The Company expects to amortize approximately $9,642 of internally produced TV programming for its completed and released programming and completed but not yet released programming during the twelve months ending June 30, 2011. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2010.

        The Company recognized impairment charges on programming rights of $993 and $5,729 for the three months ended June 30, 2009 and 2010, respectively, and $2,500 and $8,826 during the six months ended June 30, 2009 and 2010, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2009 and June 30, 2010 comprise the following:

	December 31, 2009		June 30, 2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$158,993	$—	$154,892	$—
Trade names	17,082	—	16,561	—
Cable network connections	37,116	(7,427)	39,103	(9,739)
Network affiliation agreements	20,826	(14,057)	20,569	(15,100)
Other intangible assets	3,917	(2,030)	4,250	(2,347)

TOTAL	$237,934	$(23,514)	$235,375	$(27,186)

        Amortization expense was $1,517 and $2,023 for the three months ended June 30, 2009 and 2010, respectively. Amortization expense was $2,901 and $4,040 for the six months ended June 30, 2009 and 2010, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2009 and June 30, 2010 comprises the following:

	Balance December 31, 2009	Foreign currency translation adjustment	Balance June 30, 2010
CTC Network	$34,772	$(1,060)	$33,712
Domashny Network	17,133	(522)	16,611
DTV Network	136,439	(4,160)	132,279
CTC Television Station Group	2,105	(64)	2,041
Domashny Television Station Group	9,853	(297)	9,556
CIS Group	99	(3)	96
Production Group	25,715	(784)	24,931

Total	$226,116	$(6,890)	$219,226

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

        Borrowings made under the Credit Facility Agreement bore interest at an annual rate equal to LIBOR plus 3.00%. As of December 31, 2009, the amount outstanding under the Credit Facility and interest accrued thereon was $28,278. In March 2010, the Company repaid in full the outstanding balance under the Credit Facility Agreement, including accrued interest.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2009 and 2010:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income	53,661	53,647	14
Other comprehensive income (loss)	(22,062)	(21,975)	(87)

Comprehensive income (loss)	$31,599	$31,672	$(73)

Additional paid-in capital	8,232	8,232	—
Dividends declared	(2,010)	—	(2,010)

Stockholders' equity, June 30, 2009	$584,892	$584,494	$398

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	47,850	46,103	1,747
Other comprehensive income (loss)	(21,811)	(21,830)	19

Comprehensive income	$26,039	$24,273	$1,766

Share capital	16	16	—
Additional paid-in capital	38,133	38,133	—
Dividends declared	(22,142)	(20,157)	(1,985)

Stockholders' equity, June 30, 2010	$705,870	$705,039	$831

        Other comprehensive income (loss) consists entirely of currency translation adjustments for the six months ended June 30, 2009 and 2010. The increase in additional paid-in capital includes primarily proceeds in excess or par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings during 2010 (Note 9).

        On February 24, 2010, the Company's board of directors declared a dividend of $0.065 per outstanding share of common stock, or $10,025 in aggregate, to its stockholders of record as of March 10, 2010. The dividend was paid at the end of March. In addition, on April 22, 2010, the Company's board of directors declared a dividend of $0.065 per outstanding share of common stock, or $10,132 in aggregate, held of record as of June 1, 2010. The dividend was paid at the end of June. The Company's board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in each of September and December 2010. Such declaration is at the discretion of the Company's board and will depend upon factors such as Company's earnings, financial position and cash requirements during 2010.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     STOCK-BASED COMPENSATION

CEO Stock Options

        On February 24, 2010, MTG Russia AB and Alfa CTC Holdings Limited, the Company's largest stockholders, informed the Company that they no longer intended to approve a proposed amendment of the exercise prices and vesting schedule of a stock option granted to Anton Kudryashov, the Company's Chief Executive Officer ("CEO"). The Company therefore did not submit such matter to the stockholders for approval at the 2010 annual meeting of stockholders. Accordingly, per the original agreement, the exercise price of one-half of the shares under the option remains $5.49 per share, and the exercise price of the other half of the shares under the option remains $22.07 per share. The vesting period of shares subject solely to time-based vesting remains three years, per the original agreement.

        In addition, on April 22, 2010, the Company's board of directors approved an amendment related to the performance criteria for 2010 and 2011 applicable to the vesting of the third tranche of these CEO stock options. According to this amendment, the original cost objectives were replaced by a Return on Capital Employed objective in respect of 2010 and 2011.

        The total incremental compensation cost that resulted from both of these modifications amounted to $5,951. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

        The fair values of the awards are estimated on the modification date using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model to assess the fair values of the options:

	February 24, 2010 modification		April 22, 2010 modification
	3,042,482 modified options at $5.49 and $22.07 exercise price		507,080 modified options at $5.49 exercise price
	Pre-modification	Post-modification	Pre-modification	Post-modification
Risk free interest rate	1.2-1.9%	1.2-1.9%	1.1%	1.1%
Expected option life (years)	2.5-3.9	2.5-3.9	2.0	2.0
Expected dividend yield	1.5%	1.5%	1.3%	1.3%
Volatility factor	81%	81%	80%	80%

The 2009 Stock Incentive Plan

        In October and December, 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company executives and employees. The exercise prices per share were $16.80 and $15.21, respectively. In addition, on April 22, 2010, the Compensation Committee approved an additional grant of options to purchase up to 120,000 shares of common stock, to a certain employee of the Company, at an exercise price of $17.45. The exercise prices for all grants represented the average of the closing prices for the 20 trading days ending on the date prior to grant, which represented the fair market value of one share of common stock on the date of approval, as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors for each of 2010, 2011, 2012 and 2013 (the "Performance-based Tranche"). The grant dates of the Time-based Tranches discussed above are October 22, 2009, December 17, 2009 and April 22, 2010, respectively.

        On April 22, 2010, the Company's board of directors approved performance criteria for the 2010 Performance-based sub-tranche in respect of options to purchase an aggregate of 530,000, 69,375 and 15,000 shares of common stock, under the October 2009, December 2009 and April 2010 grants, respectively. The grant date of the 2010 Performance-based sub-tranche is April 22, 2010. The grant date for the 2011, 2012 and 2013 Performance-based sub-tranches will be the date when performance criteria for the relevant year are set. The following assumptions were used in the option-pricing model to assess the fair values of the options:

530,000 options at $16.80, 69,375 options at $15.21 and 15,000 options at $17.45 exercise price
Risk free interest rate	2.07-2.11%
Expected option life (years)	3.5-4.0
Expected dividend yield	1.3%
Volatility factor	80%
Forfeiture rate	13%

Equity-based incentive awards

        At the end of 2009, the Company's board of directors approved the terms of the Company's 2009 Retention Bonus Program (the "Program"). Pursuant to the original terms of the Program, the Company was authorized to grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. On February 24, 2010, the Compensation Committee amended the Program. As amended, each recipient of an option granted in October 2009 (including both Time-based and Performance-based tranches) will have the right to receive potential cash payments in respect of any appreciation of the Company's share price above $14.00 per share, capped at $16.80 per share, and tied to both the vesting and exercise of the corresponding stock options. The Company's board of directors has the authority to permit separate exercise of such right at its discretion.

        The Company remeasures these awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

value of unsettled awards is recognized in liabilities. The following assumptions were used in the option-pricing model to assess the fair values of the options:

	Equity-based incentive awards
	3,120,000 Time-based awards	530,000 Performance-based awards
Risk free interest rate	0.5-1.2%	0.8%
Expected option life (years)	1.5-3.3	2.5
Expected dividend yield	1.8%	1.8%
Volatility factor	80%	80%
Forfeiture rate	13%	13%

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the six months ended June 30, 2010:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2009	10,304,000	$16.49	—	—

Granted	674,375	16.71	3,650,000	$14.00
Modified (February 24)	(3,042,482)	13.60	—	—
	3,042,482	13.78	—	—
Modified (April 22)	507,080	5.49	—	—
	(507,080)	5.49	—	—
Exercised	(1,642,080)	15.09	—	—
Forfeited	100,000	16.80	—	—
Expired	(468,668)	17.33	—	—

Outstanding as of June 30, 2010	8,767,627	16.74	3,650,000	$14.00

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2009	5,728,165	$9.62	—	—
Granted	674,375	11.13	3,650,000	$2.80
Modified (February 24)	(3,042,482)	8.41	—	—
	3,042,482	8.56	—	—
Modified (April 22)	507,080	14.51	—	—
	(507,080)	10.92	—	—
Vested	(496,465)	7.63	(333,333)	2.80
Forfeited	(100,000)	10.28	—	—

Nonvested as of June 30, 2010	5,806,075	10.54	3,316,667	$2.80

        The Company recognized stock-based compensation expense of $3,942 and $8,473 for the three months ended June 30, 2009 and 2010, respectively, and $8,231 and $15,803 for the six months ended June 30, 2009 and 2010, respectively. As of June 30, 2010, the total compensation cost related to unvested awards not yet recognized is $53,670 to be recognized over a weighted average period of 2.88 years.

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

        In the first half of 2010, the Russian ruble depreciated approximately 3.0% against the US dollar but was on average 10% higher than the value of the Russian ruble compared to the US dollar during the first half of 2009. In 2008 and 2009, the Russian ruble depreciated approximately 16.5% and 2.9%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar continues to depreciate, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Foreign exchange forward contract

        From October 2008 to June 2010 the Company had foreign exchange forward agreements with ING Bank to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 7). In addition, in October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. As of June 30, 2010, a summary of the amounts and ruble/US dollar exchange rates at which the Company will be obligated to buy US dollars at specified dates in accordance with the forward transactions is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
September 27, 2010	$5 million	30.99
October 25, 2010	$3 million	31.15

        The tabular disclosure of fair value of the forward transactions in the consolidated balance sheets and the effect of the forward transactions on the consolidated statement of income is presented below:

	Balance sheet location	December 31, 2009	June 30, 2010
Fair value of foreign exchange contract, net	Other current assets	$476	$38

		Three months ended June 30,		Six months ended June 30,
	Location of gain (loss) recognized in the statement of income
		2009	2010	2009	2010
Gain (loss) under the foreign exchange contract	Foreign currency gain (loss)	$(4,133)	$1,733	$2,410	$703

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

        On June 23, 2010, CTC, Domashny and DTV Networks entered into an amendment to their respective television advertising sales agreements with Video International. Each of the network-level agreements with Video International is terminable upon 180 days' notice by either party. Under each such agreement, the terminating party must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. However, no such termination fee is payable if such agreement is terminated effective as of January 1 of any year, provided that the terminating party gives written notice of termination as of a specified earlier date. Prior to the June 23 amendments, such notice was required to be delivered 180 days prior to January 1.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Pursuant to the June 23 amendments, the notice period has been reduced to four months, such that notice of termination of any of the agreements, to be effective as of January 1, 2011, may be given by either party as of September 1, 2010 without termination fees being payable.

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

        The Company's revenues sold through Video International accounted for 93% of total operating revenues of $113,894 and 95% of total operating revenues of $130,499 in the three months ended June 30, 2009 and 2010, respectively. The Company's revenues sold through Video International accounted for 93% of total operating revenues of $218,672 and 94% of total operating revenues of $253,699 in the six months ended June 30, 2009 and 2010, respectively.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. Video International currently controls more than 35% of the Russian TV advertising market. In response to the amendment in Russian advertising law, the Company is investing in the development of its own internal sales house. The Company has also reached a preliminary understanding with Video International regarding how they can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as it has enjoyed historically.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, that have indefinite lives and represent a significant portion of the Company's total assets.

        As of December 31, 2009, the Company had recorded non-cash impairment losses that had a net effect on its net income attributable to CTC Media, Inc. stockholders of $14,991 related to some of its broadcasting licenses due to a reallocation of the weightings of cities in the panel of cities in which audience shares are measured. In the event of further changes in the weighting of the cities in the panel, or if a significant number of cities where the Company does not hold a broadcasting license are added to the panel, the Company may determine that additional broadcasting licenses are impaired, which would require it to record additional impairment charges that would adversely impact its net income. If the Company's audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in fair value of the respective reporting units and/or broadcasting licenses. Moreover, if recent improvements in the economic environment were not to be sustained, the Company may subsequently determine that other assets that it holds are impaired, which would require it to record additional impairment losses that would adversely impact the Company's net income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Purchase commitments

        The Company has future purchase commitments of $241,386 as of June 30, 2010. These purchase commitments primarily consist of the Company's contractual legal obligations for the acquisition of programming rights, format rights, transmission and satellite fees, cable connections and leasehold obligations.

Income Taxes

        As of December 31, 2009 and June 30, 2010, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $6,928 and $7,097, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,332 and $4,404, respectively. All of the unrecognized income tax benefits, if recognized, would affect the effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,748 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $382 of the total $1,748 potential increase could occur within twelve months from June 30, 2010. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of CTC Network, and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2009.

        The tax years ended December 31, 2007, 2008 and 2009 and the six months ended June 30, 2010 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2005 through 2009 and the six months ended June 30, 2010 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2009 and June 30, 2010. This is due to a combination of the evolving tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2009 and June 30, 2010, the Company included accruals for contingencies related to non-income taxes totaling $6,198 and $6,495, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,745 and $4,938, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Company to pay additional amounts of tax. As of June 30, 2010, management estimates such contingencies related to non-income taxes to be up to approximately $1,748.

        It is the opinion of management that ultimate resolution of the Company's tax liabilities, to the extent not previously provided for will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with taxes, it is possible that the Company's future operations or cash flows could be materially affected in a particular period.

Broadcast Licenses

        All of the Company's Russian affiliate television stations, including those that are owned-and-operated, are required to have broadcast licenses and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed. Management believes that the probability of initiation of action against any material affiliate is remote.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   SEGMENT INFORMATION

	Three months ended June 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and cost of production
CTC Network	$71,655	$901	$35,392	$688,830	$(3,877)	$(93)	$(31,761)	$(1,722)
Domashny Network	10,884	7	2,552	41,939	(5)	(72)	(6,057)	—
DTV Network	9,183	—	3,446	167,246	(435)	(623)	(3,185)	—
CTC Television Station Group	15,873	330	10,353	103,599	(587)	(453)	(680)	19
Domashny Television Station Group	2,217	316	366	48,018	(231)	(318)	(4)	—
DTV Television Station Group	1,015	50	(765)	91,856	—	(813)	—	—
CIS Group	2,836	—	(354)	19,805	(73)	(209)	(1,252)	—
Production Group	231	14,290	1,328	29,414	(403)	(7)	(65)	(12,024)
Business segment results	$113,894	$15,894	$52,318	$1,190,707	$(5,611)	$(2,588)	$(43,004)	$(13,727)

Eliminations and other	—	(15,894)	(8,489)	(423,365)	(78)	(92)	1,589	12,320
Consolidated results	$113,894	$—	$43,829	$767,342	$(5,689)	$(2,680)	$(41,415)	$(1,407)

	Three months ended June 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and cost of production
CTC Network	$81,256	$224	$31,012	$723,763	$(254)	$(291)	$(42,074)	$(1,252)
Domashny Network	15,919	—	3,518	50,098	(32)	(212)	(8,817)	—
DTV Network	9,940	—	(1,970)	170,867	(217)	(676)	(7,948)	—
CTC Television Station Group	16,594	417	11,606	114,889	(164)	(559)	(75)	—
Domashny Television Station Group	2,577	537	934	46,590	(85)	(346)	(1)	—
DTV Television Station Group	973	2	(1,547)	94,294	(9)	(1,008)	—	—
CIS Group	2,872	—	(587)	20,705	(107)	(146)	(1,787)	—
Production Group	265	9,341	582	40,243	—	(43)	—	(7,993)
Business segment results	$130,396	$10,521	$43,548	$1,261,449	$(868)	$(3,281)	$(60,702)	$(9,245)

Eliminations and other	103	(10,521)	(10,739)	(399,652)	(18)	(77)	2,374	8,021
Consolidated results	$130,499	$—	$32,809	$861,797	$(886)	$(3,358)	$(58,328)	$(1,224)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Six months ended June 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and cost of production
CTC Network	$142,210	$1,684	$69,693	$688,830	$(3,941)	$(224)	$(60,253)	$(5,115)
Domashny Network	21,450	11	5,936	41,939	(11)	(185)	(10,948)	—
DTV Network	17,850	—	7,167	167,246	(732)	(1,215)	(5,673)	—
CTC Television Station Group	26,127	606	15,622	103,599	(861)	(868)	(1,503)	—
Domashny Television Station Group	3,957	610	443	48,018	(283)	(629)	(10)	—
DTV Television Station Group	1,789	77	(1,960)	91,856	—	(1,534)	(10)	—
CIS Group	4,880	—	(1,716)	19,805	(234)	(431)	(2,785)	—
Production Group	409	20,168	1,591	29,414	(403)	(19)	(65)	(16,913)
Business segment results	$218,672	$23,156	$96,776	$1,190,707	$(6,465)	$(5,105)	$(81,237)	$(22,028)

Eliminations and other	—	(23,156)	(16,364)	(423,365)	(80)	(156)	2,949	17,559
Consolidated results	$218,672	$—	$80,412	$767,342	$(6,545)	$(5,261)	$(78,298)	$(4,469)

	Six months ended June 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and cost of production
CTC Network	$163,895	$844	$70,495	$723,763	$(828)	$(576)	$(78,676)	$(2,316)
Domashny Network	29,351	50	6,329	50,098	(186)	(419)	(15,639)	—
DTV Network	19,824	11	(1,687)	170,867	(1,905)	(1,367)	(13,980)	(203)
CTC Television Station Group	28,722	800	18,941	114,889	(1,232)	(1,134)	(153)	—
Domashny Television Station Group	4,258	1,047	935	46,590	(693)	(718)	(2)	—
DTV Television Station Group	1,647	12	(3,005)	94,294	(10)	(1,979)	(2)	—
CIS Group	5,137	20	(1,482)	20,705	(368)	(297)	(3,352)	—
Production Group	659	16,564	318	40,243	(18)	(81)	—	(14,320)
Business segment results	$253,493	$19,348	$90,844	$1,261,449	$(5,240)	$(6,571)	$(111,804)	$(16,839)

Eliminations and other	206	(19,348)	(21,759)	(399,652)	(93)	(164)	4,015	14,259
Consolidated results	$253,699	$—	$69,085	$861,797	$(5,333)	$(6,735)	$(107,789)	$(2,580)

12.   SUBSEQUENT EVENTS

        In July 2010, the Company signed a preliminary agreement to purchase a 55.5% interest in a Samara television station for a total cash consideration of approximately $4,000. In addition, in July 2010, the Company signed a preliminary agreement to purchase 100% of a television station in St. Petersburg for a total consideration of approximately $8,000, including $400 payable in cash to the seller and the remaining $7,600 comprising the debt of the station to be assumed by the Company at purchase. In July 2010, the Company also signed an agreement to acquire the remaining 48% interest in a Kazan television station for cash consideration of approximately $1,500.

        On July 12, 2010, the Company entered into a preliminary lease agreement for new headquarter facilities in Moscow, pursuant to which it will lease approximately 6,500 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and the Company has a right to extend the term for an additional 10 years, at the then current market rate. The total annual rent, subject to adjustment for inflation, according to the preliminary lease agreement is $3,500 (exclusive of VAT), including technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

        On July 30, 2010, the Company's board of directors declared a dividend of $0.065 per outstanding share of common stock to its stockholders of record as of September 1, 2010. The payment date is expected to be September 30, 2010.

        The Company has decided to discontinue its operations in Uzbekistan and is initiating a voluntary liquidation process. This decision was made following reevaluation by the Company's management of the current situation and potential of the Uzbekistan television advertising market.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2009 and 2010. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 1, 2010 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and a television channel in Moldova offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and DTV Television Station Group manage 49, 34 and 31 owned-and-operated stations and repeater transmitters, respectively. Our Television Station Groups provide 45.0% technical penetration for the CTC Network (or 49.6% of its total penetration of 90.7%); 40.7% technical penetration for the Domashny Network (or 53.3% of its total penetration of 76.4%); and 33.8% technical penetration for the DTV Network (or 49.4% of its total penetration of 68.4%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our Networks.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations. The operating results of our broadcasting group in Moldova are also included in this segment.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. The average exchange rate of the ruble against the US dollar in the three and six months ended June 30, 2010 was 7% and 10% higher, respectively, than in the corresponding periods in 2009.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, so-called "sales houses" control the placement of a large portion of national television advertising. Since 1999, Video International, one of the largest of these sales houses, has placed our national advertising on an exclusive basis. Since 2006, we have also engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the three and six months ended June 30, 2009 and 2010.

        As a result of a recent amendment to the Russian advertising law that will become effective in 2011, television broadcasters will be prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International currently controls more than 35% of the Russian television advertising market. In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. We have also been working with external consultants to evaluate all the options available to us. See "Risk Factors—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory. Although advertising prices in the first half of 2010 were lower than in the corresponding period in 2009, we anticipate that average pricing levels will be higher for the second half of 2010, and the fourth quarter in particular, when compared to 2009.

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

        On June 23, 2010, the CTC, Domashny and DTV Networks entered into an amendment to their respective television advertising sales agreements with Video International. Each of the network-level agreements with Video International is terminable upon 180 days' notice by either party. Under each such agreement, the terminating party must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. However, no such termination fee is payable if such agreement is terminated effective as of January 1 of any year, provided that the terminating party gives written notice of termination as of a specified earlier date. Prior to the June 23 amendments, such notice was required to be delivered 180 days prior to January 1. Pursuant to the June 23 amendments, the notice period has been reduced to four months, such that notice of termination of any of the agreements, to be effective as of January 1, 2011, may be given by either party as of September 1, 2010 without termination fees being payable. See "Risk Factors—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

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

Recent Acquisitions and Disposals

        In January 2010, we sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2.0 million.

        In June 2010, we acquired a 10% interest in a Belgorod television station for $0.1 million and signed a preliminary agreement to acquire an additional 80% interest in that station for approximately $1.5 million. In July 2010, we signed a preliminary agreement to purchase a 55.5% interest in a Samara television station for total cash consideration of approximately $4.0 million. In addition, in July 2010, we signed a preliminary agreement to purchase a 100% interest in a television station in St. Petersburg for total consideration of approximately $8.0 million, including $0.4 million payable in cash to the seller and the remaining $7.6 million comprising debt to be assumed by us at purchase. In July 2010, we also signed an agreement to acquire the remaining 48% interest in a Kazan television station for cash consideration of approximately $1.5 million.

Credit Facility Agreement

        In 2008, we entered into a credit facility agreement (the "Credit Facility Agreement") to borrow $135 million and drew-down the full amount. We applied all of the proceeds of such draw-down to repay in full the promissory note issued to an affiliate of MTG in connection with our acquisition of the DTV Group and to satisfy the DTV Group's indebtedness due to MTG.

        As of December 31, 2009, the amount outstanding under the Credit Facility Agreement and interest accrued thereon was $28.3 million. We repaid all amounts outstanding under the Credit Facility Agreement on March 22, 2010.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2010. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies relate to the following matters: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in detail in our Annual Report on Form 10-K.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
REVENUES:
Advertising	95.3%	95.7%	95.0%	95.3%
Sublicensing and own production	4.4	4.1	4.5	4.5
Other revenue	0.3	0.2	0.5	0.2

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and inclusive of stock-based compensation)	(6.7)	(9.0)	(6.9)	(9.5)
Selling, general and administrative (exclusive of depreciation and amortization; and inclusive of stock-based compensation)	(14.9)	(17.6)	(16.1)	(17.1)
Amortization of programming rights	(36.4)	(44.7)	(35.8)	(42.5)
Amortization of sublicensing rights and own production cost	(1.2)	(0.9)	(2.0)	(1.0)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.4)	(2.6)	(2.4)	(2.7)

Total operating expenses	(61.5)	(74.9)	(63.2)	(72.8)

Operating income	38.5	25.1	36.8	27.2
Foreign currency gains (losses)	(0.6)	0.9	(2.2)	0.3
Interest income	0.6	0.6	0.8	0.9
Interest expense	(2.0)	(0.2)	(2.0)	(0.4)
Other non-operating income (losses), net	0.1	0.3	(0.1)	0.8
Equity in income of investee companies	0.1	0.1	0.1	0.1

Income before income tax	36.7	26.8	33.4	28.9

Income tax expense	(9.6)	(10.2)	(8.9)	(10.1)

Net income	27.1	16.6	24.5	18.8

Income attributable to noncontrolling interest	(0.4)	(0.6)	(0.0)	(0.7)

Net income attributable to controlling interest	26.6%	16.0%	24.5%	18.1%

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2010

  Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$72,556	$81,480	$143,894	$164,739
Change period-to-period	—	12.3%	—	14.5%
Domashny Network	10,891	15,919	21,461	29,401
Change period-to-period	—	46.2%	—	37.0%
DTV Network	9,183	9,940	17,850	19,835
Change period-to-period	—	8.2%	—	11.1%
CTC Television Station Group	16,203	17,011	26,733	29,522
Change period-to-period	—	5.0%	—	10.4%
Domashny Television Station Group	2,533	3,114	4,567	5,305
Change period-to-period	—	22.9%	—	16.2%
DTV Television Station Group	1,065	975	1,866	1,659
Change period-to-period	—	(8.5)%	—	(11.1)%
CIS Group	2,836	2,872	4,880	5,157
Change period-to-period	—	1.3%	—	5.7%
Production Group	14,521	9,606	20,577	17,223
Change period-to-period	—	(33.8)%	—	(16.3)%
Eliminations and other	(15,894)	(10,418)	(23,156)	(19,142)

Total	$113,894	$130,499	$218,672	$253,699

Change period-to-period	—	14.6%	—	16.0%

        Our total operating revenues increased period-over-period by approximately 14.6% and 16.0%, respectively, when comparing the three- and six-month periods under review, which is primarily due to the appreciation of the Russian ruble against the US dollar. The average exchange rate of the ruble against the US dollar in the three and six months ended June 30, 2010 was 7% and 10% higher, respectively, than in the corresponding periods in 2009. We estimate that this appreciation resulted in increases of approximately 7.3% and 10.8%, respectively, in our advertising revenues when comparing these periods.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. We may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as we have enjoyed historically. See "Risk Factors—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

  Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$66,636	$76,065	$131,894	$153,695
Change period-to-period	—	14.2%	—	16.5%
Domashny Network	10,883	15,867	21,449	29,282
Change period-to-period	—	45.8%	—	36.5%
DTV Network	9,187	9,936	17,850	19,295
Change period-to-period	—	8.2%	—	8.1%
CTC Television Station Group	15,827	16,552	26,050	28,639
Change period-to-period	—	4.6%	—	9.9%
Domashny Television Station Group	2,056	2,519	3,644	4,124
Change period-to-period	—	22.5%	—	13.2%
DTV Television Station Group	1,013	971	1,785	1,643
Change period-to-period	—	(4.1)%	—	(8.0)%
CIS Group	2,783	2,903	4,802	5,110
Change period-to-period	—	4.3%	—	6.4%
Production Group	167	269	311	344
Change period-to-period	—	61.1%	—	10.6%
Eliminations and other	(12)	(170)	(24)	(237)

Total	$108,540	$124,912	$207,761	$241,895

Change period-to-period	—	15.1%	—	16.4%

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

        CTC Network.    CTC Network's advertising revenue increased by 14.2% and 16.5%, respectively, when comparing the three- and six-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar and increases in sellout, partially offset by the decrease in advertising prices. In addition, the increase in the segment's advertising revenue when comparing the three-month periods under review was partially offset by decreased audience share. The average target audience share of the CTC Network decreased from 12.5% to 11.5% when comparing the three months ended June 30, 2009 and 2010, and slightly increased from 11.9% to 12.1% when comparing the six months ended June 30, 2009 and 2010. The average overall audience share of the CTC Network decreased from 9.2% to 8.4% when comparing the three months ended June 30, 2009 and 2010, and from 8.8% to 8.7% when comparing the six months ended June 30, 2009 and 2010. The decrease in our target audience share when comparing the three-month periods under review was primarily the result of increased competition during the second quarter of 2010.

        Domashny Network.    Domashny Network's advertising revenues increased by 45.8% and 36.5%, respectively, when comparing the three- and six-month periods under review, principally due to increased audience share, appreciation of the Russian ruble against the US dollar, and, to a lesser extent, reallocation of advertising time from Domashny Television Station Group to Domashny Network (discussed below) and increased sellout, partially offset by decreased advertising rates. The average target audience share of the Domashny Network increased from 2.9% to 3.5% when comparing the three months ended June 30, 2009 and 2010, and from 2.7% to 3.2% when comparing the six months ended June 30, 2009 and 2010. The average overall audience share of the Domashny Network increased from 2.1% to 2.5% in the three months ended June 30, 2009 and 2010, and from 2.1% to 2.3% when comparing the six months ended June 30, 2009 and 2010. The increase in our audience share when comparing the periods under review was primarily the result of better performance of our programming.

        DTV Network.    DTV Network's advertising revenues increased by 8.2% and 8.1%, respectively, when comparing the three- and six-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar, and, to a lesser extent, reallocation of advertising time from DTV Television Station Group to DTV Network (discussed below) and increased sellout, partially offset by decreased advertising rates and decreases in audience share. The average target audience share of the DTV Network decreased from 2.4% to 2.1% when comparing the three months ended June 30, 2009 and 2010, and from 2.3% to 2.1% when comparing the six months ended June 30, 2009 and 2010. The average overall audience share of the DTV Network decreased from 2.1% to 1.9% when comparing the three months ended June 30, 2009 and 2010, and from 2.0% to 1.8% when comparing the six months ended June 30, 2009 and 2010. The decrease in our audience share when comparing the periods under review was primarily the result of increased competition and relative underperformance of certain programming. If the DTV's audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in the fair value of the respective reporting units and/or broadcasting licenses. See "Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        Advertising prices in the first half of 2010 were lower than in the corresponding period in 2009. We anticipate, however, that average pricing level at our Networks will be higher for the second half of 2010, and the fourth quarter in particular, when compared to 2009.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 4.6% and 9.9%, respectively, when comparing the three- and six-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to increased sellout. In addition, the increase in the segment's advertising revenues when comparing the three-month periods was due to increased advertising rates, partially offset by decreased audience share of CTC channel.

        Advertising revenues of the Domashny Television Station Group increased by 22.5% and 13.2%, respectively, when comparing the three- and six-month periods under review, principally due to the appreciation of the Russian ruble against the US dollar, and, to a lesser extent, increased advertising rates, partially offset by the reallocation of advertising time to the Domashny Network from July 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%.

        Advertising revenues of the DTV Television Station Group decreased by 4.1% and 8.0%, respectively, when comparing the three- and six-month periods under review, primarily due to a decrease in audience share and the reallocation of advertising time to the DTV Network from May 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%. The decrease in the segment's advertising revenues due to the factors noted above was partially offset by the appreciation of the Russian ruble against the US dollar and increased advertising rates.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 4.3% and 6.4%, respectively, when comparing the three- and six-month periods under review. The increase was primarily due to increased advertising rates and sellout, partially offset by the decreased revenues due to the sale of radio station in January 2010.

  Sublicensing, own production and other revenues

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$5,920	$5,415	$12,001	$11,044
Change period-to-period	—	(8.5)%	—	(8.0)%
Domashny Network	8	53	12	120
Change period-to-period	—	562.5%	—	900.0%
DTV Network	—	5	—	540
Change period-to-period	—	100.0%	—	100.0%
CTC Television Station Group	376	459	683	1,001
Change period-to-period	—	22.1%	—	46.6%
Domashny Television Station Group	478	594	923	1,181
Change period-to-period	—	24.3%	—	28.0%
DTV Television Station Group	51	5	81	27
Change period-to-period	—	(90.2)%	—	(66.7)%
CIS Group	52	17	78	47
Change period-to-period	—	(67.3)%	—	(39.7)%
Production Group	14,354	9,337	20,267	16,879
Change period-to-period	—	(35.0)%	—	(16.7)%
Eliminations and other	(15,885)	$(10,298)	(23,134)	$(19,035)

Total	$5,354	$5,587	$10,911	$11,804

Change period-to-period		4.4%		8.2%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 8.5% when comparing the three-month periods under review, mainly due to decreases in intercompany sales to the CIS Group and sales of certain programming to third parties in Ukraine. These revenues decreased by 8.0% when comparing the six-month periods under review due to non-recurring revenues received in 2009 from the theatrical release of a motion picture produced by us, as well as the other factors described above.

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

  Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(37,164)	$(50,468)	$(74,201)	$(94,244)
Change period-to-period	—	35.8%	—	27.0%
Domashny Network	(8,339)	(12,401)	(15,525)	(23,072)
Change period-to-period	—	48.7%	—	48.6%
DTV Network	(5,737)	(11,910)	(10,683)	(21,522)
Change period-to-period	—	107.6%	—	101.5%
CTC Television Station Group	(5,850)	(5,405)	(11,111)	(10,582)
Change period-to-period	—	(7.6)%	—	(4.8)%
Domashny Television Station Group	(2,167)	(2,180)	(4,124)	(4,370)
Change period-to-period	—	0.6%	—	6.0%
DTV Television Station Group	(1,830)	(2,522)	(3,826)	(4,665)
Change period-to-period	—	37.8%	—	21.9%
CIS Group	(3,190)	(3,459)	(6,596)	(6,639)
Change period-to-period	—	8.4%	—	0.7%
Production Group	(13,193)	(9,024)	(18,986)	(16,905)
Change period-to-period	—	(31.6)%	—	(11.0)%
Eliminations and other	7,405	(321)	6,792	(2,616)

Total	$(70,065)	$(97,690)	$(138,260)	$(184,615)

Change period-to-period	—	39.4%		33.5%
% of total operating revenues	61.5%	74.9%	63.2%	72.8%

        Our total operating expenses as a percentage of operating revenues increased from 61.5% to 74.9% when comparing the three months ended June 30, 2009 and 2010, and from 63.2% to 72.8%, when comparing the six months ended June 30, 2009 and 2010, mainly due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights and depreciation and amortization expenses, offset by decreases, as a percentage of operating revenues, in amortization of sublicensing rights and own production costs.

        Our direct operating expenses and selling, general and administrative expenses increased primarily due to the increase in stock-based compensation expense over the periods under review. Stock-based compensation expense amounted to $3.9 million and $8.5 million for the three-month periods ended June 30, 2009 and 2010, respectively; and $8.2 million and $15.8 million for the six-month periods ended June 30, 2009 and 2010, respectively. The increase in stock-based compensation expense primarily relates to stock options granted to a number of our employees and executives at the end of 2009 and in the first half of 2010 pursuant to our 2009 Stock Incentive Plan and to equity-based incentive awards granted to a number of our employees and executives in the first half of 2010. Such expense amounted to $4.9 million and $8.5 million for the three- and six-month periods under reviews, respectively. The remaining portion of the increase relates to modifications made to the stock options of our CEO in 2009 and the first half of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010. The effect of these additional costs was partially offset by a decrease in stock-based compensation expense due to cancellation of some options granted to our former CEO in connection with his departure. We expect to recognize stock-based compensation expense related to all of our stock options and equity-based incentive awards of approximately $33.9 million for 2010, $22.3 million for 2011, $7.6 million for 2012, and $6.1 million for 2013. For more details on our stock-based compensation transactions, see "Financial Statements—Note 9, Stock-Based Compensation."

        On July 12, 2010, we entered into a preliminary lease agreement for new headquarter facilities in Moscow, pursuant to which we will lease approximately 6,500 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. The total annual rent, subject to adjustment for inflation, according to the preliminary lease agreement is $3.5 million (exclusive of VAT), including technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

  Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(1,196)	$(2,384)	$(2,448)	$(4,592)
Change period-to-period	—	99.3%	—	87.6%
Domashny Network	(1,013)	(1,672)	(1,911)	(3,244)
Change period-to-period	—	65.1%	—	69.8%
DTV Network	(1,032)	(905)	(1,798)	(2,101)
Change period-to-period	—	(12.3)%	—	16.9%
CTC Television Station Group	(1,724)	(1,890)	(3,282)	(3,820)
Change period-to-period	—	9.6%	—	16.4%
Domashny Television Station Group	(824)	(1,024)	(1,636)	(2,053)
Change period-to-period	—	24.3%	—	25.5%
DTV Television Station Group	(761)	(949)	(1,769)	(1,865)
Change period-to-period	—	24.7%	—	5.4%
CIS Group	(697)	(441)	(1,344)	(948)
Change period-to-period	—	(36.7)%	—	(29.5)%
Production Group	(692)	(498)	(1,200)	(1,446)
Change period-to-period	—	(28.0)%	—	20.5%
Eliminations and other	304	(1,986)	406	(4,153)

Total	$(7,635)	$(11,749)	$(14,982)	$(24,222)

Change period-to-period	—	53.9%		61.7%
% of total operating revenues	6.7%	9.0%	6.9%	9.5%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment's total operating revenues increased from 1.6% to 2.9% when comparing the three months ended June 30, 2009 and 2010, and from 1.7% to 2.8% when comparing the six months ended June 30, 2009 and 2010, mainly due to the reversal of a provision related to prepayment of certain programming rights recognized in 2009, annual raises in salaries and benefits and increased network affiliation expenses. At the Domashny Network, direct operating expenses, as a percentage of this segment's total operating revenues, increased from 9.3% to 10.5% when comparing the three months ended June 30, 2009 and

2010, and from 8.9% to 11.0% when comparing the six months ended June 30, 2009 and 2010, mainly due to annual raises in salaries and benefits and increased network affiliation expenses. At the DTV Network, direct operating expenses, as a percentage of this segment's total operating revenues, decreased from 11.2% to 9.1% when comparing the three months ended June 30, 2009 and 2010, and increased from 10.1% to 10.6% when comparing the six months ended June 30, 2009 and 2010. The decrease in the second quarter of 2010 when compared to 2009 was primarily due to decreases in music royalty costs, partially offset by annual raises in salaries and benefits. When comparing the six months ended June 30, 2009 and 2010, the increase in direct operating expenses, as a percentage of this segment's total operating revenues, was primarily due to annual raises in salaries and benefits.

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

        At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 10.6% to 11.1% when comparing the three months ended June 30, 2009 and 2010, and from 12.3% to 12.9% when comparing the six months ended June 30, 2009 and 2010. At the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 32.5% to 32.9% when comparing the three months ended June 30, 2009 and 2010, and from 35.8% to 38.7% when comparing the six months ended June 30, 2009 and 2010. The increase in direct operating expenses as a percentage of these segments' total operating revenues was mainly a result of increases in transmission fees.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 71.5% to 97.3% when comparing the three months ended June 30, 2009 and 2010, and from 94.8% to 112.4% when comparing the six months ended June 30, 2009 and 2010, mainly due to decreased revenues.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 24.6% to 15.4% when comparing the three months ended June 30, 2009 and 2010, and from 27.5% to 18.4% when comparing the six months ended June 30, 2009 and 2010, in each case due to decreases in headcount and increased revenue.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead.

        Eliminations and other.    We eliminate inter-company expenses from direct operating expenses. These inter-company expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters. A portion of our corporate stock-based compensation expense is allocated to direct operating expenses. These expenses amounted to $0.1 million and $2.6 million, respectively, for the three months ended June 30, 2009 and 2010, and $0.3 million and $5.3 million, respectively, for the six months ended June 30, 2009 and 2010. The increase in stock-based compensation was principally due to new stock options granted in 2009 and in the first half of 2010 under the 2009 Stock Incentive Plan and equity-based incentive awards granted in 2010. See "Financial Statements—Note 9, Stock-Based Compensation."

  Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(2,393)	$(4,468)	$(6,161)	$(8,085)
Change period-to-period	—	86.7%	—	31.2%
Domashny Network	(1,196)	(1,700)	(2,481)	(3,732)
Change period-to-period	—	42.1%	—	50.4%
DTV Network	(897)	(2,382)	(1,997)	(3,871)
Change period-to-period	—	165.6%	—	93.8%
CTC Television Station Group	(3,012)	(2,880)	(5,458)	(5,484)
Change period-to-period	—	(4.4)%	—	0.5%
Domashny Television Station Group	(1,019)	(809)	(1,848)	(1,597)
Change period-to-period	—	(20.6)%	—	(13.6)%
DTV Television Station Group	(257)	(565)	(522)	(819)
Change period-to-period	—	119.8%	—	56.9%
CIS Group	(1,032)	(1,084)	(2,035)	(2,041)
Change period-to-period	—	5.0%	—	0.3%
Production Group	(405)	(490)	(788)	(1,058)
Change period-to-period	—	21.0%	—	34.3%
Eliminations and other	(6,717)	(8,653)	(13,960)	(16,602)

Total	$(16,928)	$(23,031)	$(35,250)	$(43,289)

Change period-to-period	—	36.1%		22.8%
% of total operating revenues	14.9%	17.6%	16.1%	17.1%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; stock-based compensation; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues increased from 3.3% to 5.5% when comparing the three months ended June 30, 2009 and 2010, and from 4.3% to 4.9% when comparing the six months ended June 30, 2009 and 2010, mainly due to annual raises in salaries and benefits and certain consulting costs. In addition to the factors above, the increase in selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues in the three-month periods under review was due to the increase in advertising and promotion expenses because of the timing of advertising campaigns. Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue were approximately flat in the three months ended June 30, 2009 and 2010, and increased from 11.6% to 12.7% when comparing the six months ended June 30, 2009 and 2010, mainly due to annual raises in salaries and benefits, and increases in advertising and promotion expenses. Selling, general and administrative expenses of the DTV Network as a percentage of the segment's operating revenue increased from 9.8% to 24.0% when comparing the three months ended June 30, 2009 and 2010, and from 11.2% to 19.5% when comparing the six months ended June 30, 2009 and 2010, mainly due to annual raises in salaries and benefits and increases in advertising and promotion expenses.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 18.6% to 16.9% when comparing the three months ended June 30, 2009 and 2010, and from 20.4% to 18.6% when comparing the six months ended June 30, 2009 and 2010. Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 40.2% to 26.0% when comparing the three months ended June 30, 2009 and 2010, and from 40.5% to 30.1% when comparing the six months ended June 30, 2009 and 2010. The decrease in both segments was mainly due to decreases in headcount and rent expenses over the periods under review.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues increased from 24.1% to 57.9% when comparing the three months ended June 30, 2009 and 2010, and from 28.0% to 49.4% when comparing the six months ended June 30, 2009 and 2010, primarily due to decreased revenues and increase in advertising and promotion expenses.

        In addition to the factors noted above, the increase in selling, general and administrative expenses of our Networks and Television Station Groups in absolute terms for the periods under review reflected the appreciation of the Russian ruble against the US dollar.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to the sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 41.7% to 39.6% when comparing the six months ended June 30, 2009 and 2010, mainly due to decreases in headcount and increased revenues.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses increased from 2.8% to 5.1% when comparing the three months ended June 30, 2009 and 2010, and from 3.8% to 6.1% when comparing the six months ended June 30, 2009 and 2010.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters. These expenses, excluding stock-based compensation, amounted to $3.4 million and $3.5 million for the three months ended June 30, 2009 and 2010, respectively, and $6.8 million and $7.4 million for the six months ended June 30, 2009 and 2010, respectively.

        Corporate stock-based compensation expense amounted to $3.8 million and $5.8 million for the three months ended June 30, 2009 and 2010, respectively, and $7.9 million and $10.5 million for six months ended June 30, 2009 and 2010, respectively. The increase in stock-based compensation was principally due to new stock options granted in 2009 and in the first half of 2010 under the 2009 Stock Incentive Plan and equity-based incentive awards granted in 2010. In addition, the increase in stock-based compensation resulted from modifications made to the stock options of our CEO in 2009 and the first half of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010. The effect of these additional costs was partially offset by the decrease in stock-based compensation expenses due to cancellation of some options granted to our former CEO in connection with his departure. See "Financial Statements—Note 9, Stock-Based Compensation."

  Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(31,761)	$(42,074)	$(60,253)	$(78,676)
Change period-to-period	—	32.5%	—	30.6%
Domashny Network	(6,057)	(8,817)	(10,948)	(15,639)
Change period-to-period	—	45.6%	—	42.8%
DTV Network	(3,185)	(7,948)	(5,673)	(13,980)
Change period-to-period	—	149.5%	—	146.4%
CTC Television Station Group	(680)	(75)	(1,503)	(153)
Change period-to-period	—	(89.0)%	—	(89.8)%
Domashny Television Station Group	(4)	(1)	(10)	(2)
Change period-to-period	—	(75.0)%	—	(80.0)%
DTV Television Station Group	—	(1)	(10)	(2)
Change period-to-period	—	—	—	(80.0)%
CIS Group	(1,252)	(1,787)	(2,785)	(3,352)
Change period-to-period	—	42.7%	—	20.4%
Production Group	(65)	—	(65)	—
Change period-to-period	—	—	—	(100.0)%
Eliminations and other	1,589	2,375	2,949	4,015

Total	$(41,415)	$(58,328)	$(78,298)	$(107,789)

Change period-to-period	—	40.8%		37.7%
% of total operating revenues	36.4%	44.7%	35.8%	42.5%

        Networks.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues, increased from 43.8% to 51.6% when comparing the three months ended June 30, 2009 and 2010, and from 41.9% to 47.8% when comparing the six months ended June 30, 2009 and 2010. Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, remained flat when comparing the three months ended June 30, 2009 and 2010, and increased from 51.0% to 53.2% when comparing the six months ended June 30, 2009 and 2010. Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues, increased from 34.7% to 80.0% when comparing the three months ended June 30, 2009 and 2010, and from 31.8% to 70.5% when comparing the six months ended June 30, 2009 and 2010. The increases in all Networks were primarily due to the relatively more expensive programming mix in 2010 and higher impairment charges when comparing the periods under review.

        Impairment charges at CTC Network were $3.6 million and $5.1 million, respectively, in the three and six months ended June 30, 2010 (2009: $0.6 million and $2.0 million). Impairment charges at Domashny Network were $1.3 million and $1.4 million, respectively, in the three and six months ended June 30, 2010 (nil in 2009). Impairment charges at DTV Network were $0.8 million and $2.3 million, respectively, in the three and six months ended June 30, 2010 (2009: $0.3 million and $0.5 million). The increase in impairment charges in all segments was due to the underperformance of certain programming in 2010. In addition, at CTC Network the increase in impairment charges was due to the write off of certain foreign series acquired four years ago as a part of a long-term output deal.

        In addition to the factors noted above, the increase in amortization of programming rights in absolute terms for the periods under review at the Networks level reflected the appreciation of the Russian ruble against the US dollar. We expect our amortization for programming rights expense for the Domashny and DTV Networks to be higher in 2010 when compared to 2009, as we continue to build on the brands of these channels by strengthening their programming.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group when comparing the three and six months ended June 30, 2009 and 2010 reflects certain cost-cutting measures taken in 2009.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, increased from 44.1% to 62.2% when comparing the three months ended June 30, 2009 and 2010 and from 57.1% to 65.0% when comparing the six months ended June 30, 2009 and 2010 mainly due to the relatively more expensive programming mix in 2010.

  Amortization of sublicensing rights and own production cost

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(1,722)	$(1,252)	$(5,115)	$(2,316)
Change period-to-period		(27.3)%		(54.7)%
DTV Network	—	—	—	(203)
Change period-to-period		n/a		n/a
Production Group	(12,024)	(7,993)	(16,913)	(14,320)
Change period-to-period		(33.5)%		(15.3)%
Eliminations and other	12,339	8,021	17,559	14,259

Total	$(1,407)	$(1,224)	$(4,469)	$(2,580)

Change period-to-period	—	(13.0)%		(42.3)%
% of total operating revenues	1.2%	0.9%	2.0%	1.0%

        Own production cost represents the cost of internally produced programming licensed to third parties as well as sold to other segments in our group.

        Networks.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three-month periods under review was mainly due to decreased intercompany sales to the CIS Group and sales of certain programming to third parties in Ukraine, partially offset by the appreciation of the Russian ruble against the US dollar. In addition to the factors noted above, amortization of sublicensing rights and own production cost decreased when comparing the six-month periods under review due to one-off expenses incurred in the first quarter of 2009 in conjunction with the production of a motion picture for theatrical release.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to our Networks and programming sold by CTC Network to CIS Group.

        Depreciation and amortization expense (exclusive of amortization of programming rights, sublicensing rights and own production cost)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(93)	$(291)	$(224)	$(576)
Change period-to-period	—	212.9%	—	157.1%
Domashny Network	(72)	(212)	(185)	(419)
Change period-to-period	—	194.4%	—	126.5%
DTV Network	(623)	(676)	(1,215)	(1,367)
Change period-to-period	—	8.5%	—	12.5%
CTC Television Station Group	(453)	(559)	(868)	(1,134)
Change period-to-period	—	23.4%	—	30.6%
Domashny Television Station Group	(318)	(346)	(629)	(718)
Change period-to-period	—	8.8%	—	14.1%
DTV Television Station Group	(813)	(1,008)	(1,534)	(1,979)
Change period-to-period	—	24.0%	—	29.0%
CIS Group	(209)	(146)	(431)	(297)
Change period-to-period	—	(30.1)%	—	(31.1)%
Production Group	(7)	(43)	(19)	(81)
Change period-to-period	—	514.3%	—	326.3%
Eliminations and other	(92)	(77)	(156)	(164)

Total	$(2,680)	$(3,358)	$(5,261)	$(6,735)

Change period-to-period	—	25.3%	—	28.0%
% of total operating revenues	2.4%	2.6%	2.4%	2.7%

        Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights, sublicensing rights and own production cost, principally network affiliation agreements and cable network connections.

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

  Foreign currency gains (losses)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Foreign currency gains (losses)	$(703)	$1,155	$(4,736)	$883

        The functional currency of our Russian subsidiaries is the ruble.

        In the three months ended June 30, 2009, our foreign currency loss primarily represents losses on our forward contract and the impact of ruble appreciation on our dollar-denominated assets, offset by the impact of ruble appreciation on our dollar-denominated liabilities. In the six months ended June 30, 2009, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, mainly the Credit Facility Agreement that we entered into in June 2008, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract.

        In the three and six months ended June 30, 2010, our foreign currency gain primarily represents the impact of a gain on our forward contract and the ruble depreciation on our dollar-denominated assets, partially offset by the impact of the ruble depreciation on our dollar-denominated liabilities.

        During the three months ended June 30, 2009 and 2010, the ruble appreciated approximately 8.7% and depreciated approximately 6.0% against the US dollar, respectively. During the six months ended June 30, 2009 and 2010, the ruble depreciated approximately 6.1% and 3.0%, respectively.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement, which was denominated in US dollars. On June 15, 2010 we purchased the last $15 million under this forward contract at a rate of RUR 28.84 for each $1.00. In addition, from time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars.

  Interest income

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Interest income	$709	$811	$1,769	$2,170

        The increase in interest income for the three- and six-month periods under review is due primarily to interest earned on our increasing cash balances.

  Interest expense

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Interest expense	$(2,260)	$(217)	$(4,414)	$(909)

        Our interest expense decreased over the periods under review primarily due to repayments of the principal amount under the Credit Facility Agreement during 2009 and in the first quarter of 2010. As of June 30, 2010, the amount under the Credit Facility Agreement was fully repaid. See "—Credit Facility Agreement".

  Other non-operating income (loss), net

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Other non-operating income (losses)	$92	$359	$(128)	$1,983

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale.

  Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Equity in income of investee companies	$158	$119	$235	$213

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them. In the periods under review, our equity in income of investee companies primarily consists of income attributable to our interest in the Novosibirsk station.

  Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Income tax expense	$(10,978)	$(13,313)	$(19,477)	$(25,574)

        Our effective tax rate was 26% and 38% for the three months ended June 30, 2009 and 2010, respectively, and 27% and 35% for the six months ended June 30, 2009 and 2010. The increase in our effective tax rate when comparing the periods under review was primarily due to deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest, recognized in the first half of 2010, and, to the lesser extent, due to increases, as a percentage of consolidated income before tax, in stock-based compensation expense.

  Income attributable to noncontrolling interest

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Income attributable to noncontrolling interest	$(512)	$(819)	$(14)	$(1,747)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In the three and six months ended June 30, 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was partially offset by the noncontrolling interest in losses of Channel 31 and Moldova Groups. In the three and six months ended June 30, 2010, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group, and to income in the CIS Group.

  Other comprehensive income (loss) attributable to controlling interest

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(in thousands)
Other comprehensive income (loss)	$46,520	$(42,461)	$(21,975)	$(21,831)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. The ruble appreciated approximately 8.7% and depreciated approximately 6.0% against the US dollar during the three months ended June 30, 2009 and 2010, respectively. The ruble depreciated approximately 6.1% and 3.0%, respectively, during the six months ended June 30, 2009 and 2010. Other comprehensive income (loss) in the periods under review reflects results of these translations, and resulted from the appreciation of the Russian ruble against the US dollar during the second quarter of 2009 and depreciation of the Russian ruble against the US dollar during the second quarter of 2010 and first six months of 2009 and 2010. See "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 Compared to December 31, 2009

  Prepayments

        Prepayments increased from December 31, 2009 to June 30, 2010 by $5.1 million primarily due to increases in advances made for Russian programming.

  Programming rights

        The increase in programming rights from December 31, 2009 to June 30, 2010 was primarily due to the acquisition of Russian series and sitcoms during the first half of 2010, which will be used during the remainder of 2010 and thereafter.

  Accounts payable

        Accounts payable increased from December 31, 2009 to June 30, 2010 by $9.2 million primarily due to acquisition of foreign programming.

  Accrued liabilities

        Accrued liabilities decreased from December 31, 2009 to June 30, 2010 by $9.4 million primarily due to earn-out payments made during the first quarter of 2010 related to our two production companies which were accrued as of December 31, 2009.

  Taxes payable

        Taxes payable decreased from December 31, 2009 to June 30, 2010 by $10.0 million primarily due to a decrease in VAT payable as a result of seasonally lower revenues in the second quarter of 2010 compared with the fourth quarter of 2009.

  Short-term loans and interest accrued

        The decrease in short-term loans and interest accrued is due to the repayment of the amounts outstanding under the Credit Facility Agreement during the first quarter of 2010. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        At June 30, 2010, we had $28.9 million in cash and cash equivalents, of which approximately 12% was held in US dollar-denominated accounts. In addition, at June 30, 2010, we had $102.5 million in deposits with maturities ranging from three to six months, of which approximately 57% was held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2009	2010
	(in thousands)
Net cash provided by operating activities:	$50,025	$50,718
Net cash used in investing activities:	(18,690)	(81,259)
Net cash used in financing activities:	(35,693)	(25,614)

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flow from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenue amounted to $207.8 million and $241.9 million during the six months ended June 30, 2009 and 2010, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $85.8 million and $121.7 million, respectively, during the six months ended June 30, 2009 and 2010. The increase in cash paid for programming rights in the first half of 2010 was primarily due to advance payments for some Russian-produced programming during the first half of 2010 that will be used in 2010 and thereafter. Of the total $35.9 million increase, approximately $27.9 million relates to the increase of cash expenditures for Russian-produced programming. Amortization of programming rights, sublicensing rights and own production cost amounted to $82.8 million and $110.4 million during the six months ended June 30, 2009 and 2010, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the six months ended June 30, 2009, we paid $11.0 million in earnouts related to the acquisitions of our production companies, and $1.1 million related to the acquisition of an additional owned-and-operated station. In the six months ended June 30, 2010, we paid $12.8 million in 2009 earnouts related to the acquisitions of our production companies. In addition, in the first half of 2010, we made cash deposits of $65.0 million in Russian banks. These deposits have original maturities ranging from three to six months.

        In 2010, we expect capital expenditures to reach up to $40 million as we continue to work on establishing a unified digital play-out facility in Moscow, continue the digitalization of our content library, upgrade our broadcasting equipment and move into a new Moscow office facility.

        In the six months ended June 30, 2009, cash used in financing activities primarily represents repayments of the outstanding principal under the Credit Facility Agreement of $33.8 million and dividends to minority shareholders of our owned-and-operated stations in the amount of $2.1 million. In the six months ended June 30, 2010, cash used in financing activities includes repayment of the Credit Facility of $28.3 million (see "—Credit Facility Agreement"). In addition, during the first half of 2010, we paid dividends in the amount of $20.2 million to our stockholders. See "Financial Statements—Note 8, Stockholders' Equity". Also, in the first half of 2010 we received $24.8 million from the exercise of stock options and paid $2.1 million in dividends to minority shareholders of our owned-and-operated stations.

        On July 30, 2010, our board of directors declared a dividend of $0.065 per outstanding share of common stock, or approximately $10 million in aggregate, to our stockholders of record as of September 1, 2010. Our board of directors has also announced its current intention to declare and pay additional dividends of approximately $10 million in December 2010. Such declaration is at the discretion of our board and will depend upon factors such as our earnings, financial position and cash requirements during 2010.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations for acquisitions of programming rights, format rights, transmission and satellite fees, lease obligations and equipment purchase obligations as of June 30, 2010:

	Payments Due by Period
	Total	Remainder of 2010	2011 through 2012	2013 through 2014	Thereafter
	(in thousands)
Acquisition of programming rights	$142,436	$73,155	$69,281	—	—
Transmission and satellite fees	$77,769	$7,605	$33,302	$36,862	—
Cable connections	$12,458	$4,658	$3,120	$3,120	$1,560
Leasehold obligations	$6,443	$1,695	$792	$595	$3,361
Acquisition of format rights	$2,280	$2,280	—	—	—

Total(1)	$241,386	$89,393	$106,495	$40,577	$4,921

(1)
Accrued liabilities related to income taxes in the amount of $7.1 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        On July 12, 2010, we entered into a preliminary lease agreement for new headquarters facilities in Moscow, pursuant to which we will lease approximately 6,500 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. The total annual rent, subject to adjustment for inflation according to the preliminary lease agreement is $3.5 million (exclusive of VAT), including technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

Recently Issued Accounting Pronouncements

        We have considered all recently issued accounting pronouncements and disclosed the ones that could be material to our financial statements in the notes to our consolidated financial statements. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies."

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2010, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $21.6 million and $10.8 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        From time to time, we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In connection with these hedging arrangements, at June 30, 2010, we were party to foreign exchange forward contracts that commit us to purchase $8 million at rates ranging from RUR 30.99 to RUR 31.15 for each $1.00 on various dates from September through October 2010.

        The prevailing exchange rate as of July 30, 2010 was RUR 30.22 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that sells all of our national advertising and substantially all of our regional advertising, currently controls more than 35% of the Russian TV advertising market. As a result of this amendment, we anticipate that the structure of the Russian TV advertising market will change.

        In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. We have also been working with external consultants to evaluate the various options available to us. Notwithstanding the abovementioned steps to enhance our own sales function or to continue our cooperation with Video International, we cannot guarantee that we will be able to generate the same advertising volumes and revenues or margins after the law comes into force. The amended law could therefore have a material adverse effect on our business, financial condition and results of operations.

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

        On June 23, 2010, the CTC, Domashny and DTV Networks entered into an amendment to their respective television advertising sales agreements with Video International. Each of the network-level agreements with Video International is terminable upon 180 days' notice by either party. Under each such agreement, the terminating party must generally pay the other party an amount equal to the commission that was paid for the six-month period preceding the termination date. However, no such termination fee is payable if such agreement is terminated effective as of January 1 of any year, provided that the terminating party gives written notice of termination as of a specified earlier date. Prior to the June 23 amendments, such notice was required to be delivered 180 days prior to January 1. Pursuant to the June 23 amendments, the notice period has been reduced to four months, such that notice of termination of any of the agreements, to be effective as of January 1, 2011, may be given by either party as of September 1, 2010 without termination fees being payable.

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

        Early termination of our agreements with Video International, its inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales and any other disruption or change in our relationship with Video International resulting from the recent amendment to the Russian advertising law or otherwise could have a material adverse effect on our business, financial condition and results of operations. See "—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

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

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate.

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

        More recently, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, from $2,330 million in 2005, to $3,160 million in 2006, $4,397 million in 2007 and $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, began to experience economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Although conditions appear to be improving, if such conditions are not sustainable or if economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results for 2010.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Although we have entered and may continue to enter into hedging transactions in an effort to reduce some of our foreign exchange risk, we will be negatively impacted by the depreciation of the ruble.

        For the six-month period ended June 30, 2010 the Russian ruble depreciated approximately 3.0% against the US dollar. The Russian ruble depreciated against the US dollar approximately 16.5% and 2.9% in 2008 and 2009, respectively.

        If the ruble depreciates further against the US dollar, our revenues and operating results for 2010, as reported in US dollars, will be adversely affected.

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

        In January 2010, the size of the panel itself was increased from 65 to 72 cities. Each of our Russian networks broadcasts in these additional cities, mostly through cable or independent affiliates. In addition, TNS Gallup Media made changes to the relative weighting of the cities in the panel. Although this re-weighting did not have a negative effect on our revenues on a consolidated basis, it did result in the impairment of some of our affected broadcasting licenses on a stand-alone basis. See "—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

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

A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income.

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

        If our audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in fair value of the respective reporting units and/or broadcasting licenses.

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

        The Ownership Law contains a "grandfathering" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, violates the Ownership Law or requires any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group.

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media businesses. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009 and 2010, we acquired several regional stations. While these acquisitions represent important achievements in our growth strategy, the integration of these businesses and any additional businesses poses significant risks to our existing operations, including:

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

        Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a limited supply of Russian-produced programming and strong competition among Russian networks and channels for such programming, as well as for popular foreign programming.

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

        All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Only a limited number of such licenses are available in each locality. The original issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

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

        The loss of an existing broadcasting license, or the failure to obtain a broadcasting license in a new market, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

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

        If we were to be denied continued access to the cable systems that carry our networks' signals in Moscow or St. Petersburg, our technical penetration would be materially adversely affected, which would, in turn, have a material adverse effect on our audience shares. Moreover, if we were required to pay transmission fees to these cable operators, our operating costs would be increased, possibly materially.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2009, Channel One had an average audience share of 18.9%, while Rossiya's was 17.2% and NTV's was 14.1%. During the first six months of 2010, Channel One had an average audience share of 18.5%, while Rossiya's was 16.4% and NTV's was 15.0%. CTC's average audience share during 2009 and the six months ended June 30, 2010 were 9.0% and 8.7%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In addition to competing with other free-to-air broadcasters, we compete with pay-television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall viewing market, the pay-television market in Russia is currently smaller than in the United States and Western European countries. Audience share for Russian pay-television is, however, increasing. In other countries, such as the United States, growth in pay-television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If pay-television services continue to grow their customer base in Russia, our audience shares and ratings could be negatively affected, which would adversely affect our advertising revenues.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2010 we had contractual commitments for the acquisition of approximately $73.2 million in programming rights through 2010 and $69.3 million in 2011-2012. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        More than half of our owned-and-operated stations are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities, and we understand that some of our local partners are also minority shareholders in the local Video International subsidiary that sells local advertising for our owned-and-operated stations. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate these stations.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. In 2009 we lost several key personnel, including several important content production, legal and finance personnel. In addition, we believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        One of our principal stockholders, MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors.

        Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG's interest in another Russian television business may result in conflicts of interest among MTG, our company and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

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

        In addition, several key Russian laws, including the amendment to the Law on Advertising and the Ownership Law (both discussed above), have only recently been enacted or have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may result in ambiguities, inconsistencies and anomalies in the Russian legal system. Any of these weaknesses could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan and Moldova. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in "—Risks relating to doing business and investing in Russia".

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of July 30, 2010, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of July 30, 2010, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of approximately 65% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

Item 6.    Exhibits

        The Exhibit index is hereby incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: August 5, 2010
CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: August 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Equity-Based Incentive Award Agreement
10.2*	Second Amended and Restated Stock Option Agreement dated as of April 22, 2010 between CTC Media, Inc. and Anton Kudryashov
10.3
Preliminary Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" and an individual (together, the "Lessor") dated as of July 12, 2010 (English-language summary)
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