Form 10-Q
period 2010-09-30
CTC Media, Inc.
filed 2010-11-03
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

         As of October 29, 2010, there were outstanding 156,509,546 shares of the registrant's common stock, $0.01 par value per share.

CTC MEDIA, INC.

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would," or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward- looking" information. The factors described in the "Risk Factors" section of this quarterly report on Form 10-Q, as well as any cautionary language elsewhere in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations described in these forward-looking statements. Other unknown or unpredictable factors could have material adverse effects on our future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed herein may not occur and actual performance and results may vary from those anticipated or otherwise suggested by such statements. You are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2009	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,441	$41,676
Short-term investments	39,072	104,515
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2009—$988; September 30, 2010—$832)	24,230	34,404
Taxes reclaimable	7,491	12,782
Prepayments	31,277	40,794
Programming rights, net	79,268	95,013
Deferred tax assets	18,840	21,141
Other current assets	2,588	1,914

TOTAL CURRENT ASSETS	287,207	352,239

PROPERTY AND EQUIPMENT, net	25,539	25,491
INTANGIBLE ASSETS, net:
Broadcasting licenses	158,993	158,536
Cable network connections	29,689	30,475
Trade names	17,082	16,993
Network affiliation agreements	6,769	5,051
Other intangible assets	1,887	2,196

Net intangible assets	214,420	213,251
GOODWILL	226,116	224,937
PROGRAMMING RIGHTS, net	64,343	75,337
SUBLICENSING RIGHTS, net	546	961
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,184	5,442
PREPAYMENTS	6,605	4,219
DEFERRED TAX ASSETS	18,440	17,573
OTHER NON-CURRENT ASSETS	2,920	1,853

TOTAL ASSETS	$851,320	$921,303

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	51,088	60,615
Accrued liabilities	34,968	30,812
Taxes payable	27,871	18,827
Short-term loans and interest accrued	28,278	—
Deferred revenue	4,976	8,880
Deferred tax liabilities	5,112	11,786

TOTAL CURRENT LIABILITIES	152,293	130,920

DEFERRED TAX LIABILITIES	35,203	34,731
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2009—154,227,746; September 30, 2010—156,490,796)	1,542	1,563
Additional paid-in capital	386,950	443,465
Retained earnings	332,710	372,824
Accumulated other comprehensive loss	(58,428)	(62,232)
Non-controlling interest	1,050	32

TOTAL STOCKHOLDERS' EQUITY	663,824	755,652

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$851,320	$921,303

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
REVENUES:
Advertising	$103,625	$117,504	$311,386	$359,399
Sublicensing and own production revenue	3,022	7,451	12,914	18,706
Other revenue	288	310	1,307	859

Total operating revenues	106,935	125,265	325,607	378,964

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $2,453 and $2,893 for the three months and $6,524 and $8,510 for the nine months ended September 30, 2009 and 2010, respectively; and exclusive of stock-based compensation expense of $151 and $2,938 for the three months and $452 and $8,228 for the nine months ended September 30, 2009 and 2010, respectively)	(7,715)	(8,534)	(22,396)	(27,465)
Selling, general and administrative (exclusive of depreciation and amortization of $405 and $527 for the three months and $1,595 and $1,644 for the nine months ended September 30, 2009 and 2010, respectively; and exclusive of stock-based compensation expense of $3,228 and $6,262 for the three months and $11,158 and $16,776 for the nine months ended September 30, 2009 and 2010, respectively)	(14,458)	(16,145)	(41,778)	(48,921)
Stock-based compensation expense	(3,379)	(9,200)	(11,610)	(25,004)
Amortization of programming rights	(42,580)	(49,400)	(120,878)	(157,189)
Amortization of sublicensing rights and own production cost	(602)	(1,309)	(5,071)	(3,889)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2,858)	(3,420)	(8,119)	(10,154)

Total operating expenses	(71,592)	(88,008)	(209,852)	(272,622)

OPERATING INCOME	35,343	37,257	115,755	106,342
FOREIGN CURRENCY GAINS (LOSSES)	274	173	(4,462)	1,055
INTEREST INCOME	725	1,105	2,494	3,275
INTEREST EXPENSE	(1,290)	(242)	(5,704)	(1,150)
OTHER NON-OPERATING INCOME (LOSSES), net	123	62	(5)	2,043
EQUITY IN INCOME OF INVESTEE COMPANIES	74	59	309	272

Income before income tax	35,249	38,414	108,387	111,837

INCOME TAX EXPENSE	(9,138)	(13,261)	(28,615)	(38,835)

CONSOLIDATED NET INCOME	$26,111	$25,153	$79,772	$73,002

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(256)	$(854)	$(270)	$(2,600)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$25,855	$24,299	$79,502	$70,402

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.17	$0.16	$0.52	$0.45

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.16	$0.16	$0.51	$0.45

Weighted average common shares outstanding—basic	152,155,213	155,938,598	152,155,213	155,247,783

Weighted average common shares outstanding—diluted	157,770,126	156,547,414	157,361,626	155,698,696

Dividends declared per share	$—	$0.07	$—	$0.20

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$79,772	$73,002
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(2,958)	5,120
Depreciation and amortization	8,120	10,154
Amortization of programming rights	120,878	157,189
Amortization of sublicensing rights and own production cost	5,071	3,889
Stock-based compensation expense	11,610	25,004
Equity in income of unconsolidated investees	(309)	(272)
Foreign currency losses (gains)	4,462	(1,055)
Changes in operating assets and liabilities:
Trade accounts receivable	1,320	(9,496)
Prepayments	151	(1,076)
Other assets	3,352	(8,424)
Accounts payable and accrued liabilities	4,169	9,259
Deferred revenue	(6,021)	4,042
Other liabilities	(13,713)	(12,575)
Dividends received from equity investees	522	307
Acquisition of programming and sublicensing rights	(140,715)	(183,261)

Net cash provided by operating activities	75,711	71,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(10,653)	(11,775)
Acquisitions of businesses, net of cash acquired	(12,145)	(13,340)
Proceeds from sale of businesses, net of cash disposed	—	2,026
Investments in short-term deposits	(1,097)	(64,741)

Net cash used in investing activities	(23,895)	(87,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	35,305
Repayments of loans	(33,750)	(28,250)
Decrease in restricted cash	121	126
Dividends paid to stockholders	—	(30,288)
Dividends paid to noncontrolling interest	(2,832)	(3,787)

Net cash used in financing activities	(36,461)	(26,894)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(799)	152
Net (decrease) increase in cash and cash equivalents	14,556	(42,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,055	84,441

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,611	$41,676

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

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through Video International, an advertising sales house (Note 10). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2010. The Company's significant accounting policies and estimates have not changed since December 31, 2009.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     NET INCOME PER SHARE

        Basic net income per share attributable to CTC Media, Inc. stockholders for the three and nine months ended September 30, 2009 and 2010 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 7,782,715 and 6,702,906 for the three months ended September 30, 2009 and 2010, respectively, and 7,782,715 and 6,810,206 for the nine months ended September 30, 2009 and 2010, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income attributable to CTC Media, Inc. stockholders	$25,855	$24,299	$79,502	$70,402

Weighted average common shares outstanding—basic
Common stock	152,155,213	155,938,598	152,155,213	155,247,783
Dilutive effect of:
Common stock options	5,614,913	608,816	5,206,413	450,914

Weighted average common shares outstanding—diluted	157,770,126	156,547,414	157,361,626	155,698,696
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.17	$0.16	$0.52	$0.45
Diluted	$0.16	$0.16	$0.51	$0.45

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2009 and 2010 was net income attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2009 and September 30, 2010 comprise the following:

	December 31, 2009	September 30, 2010
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$52,760	$78,956
Accumulated amortization	(44,028)	(63,569)

Released, net book value	8,732	15,387

Completed and not released	11,484	1,052
In production	5,638	7,684

Total	25,854	24,123

Acquired rights:
Historical cost	369,062	459,412
Accumulated amortization	(251,305)	(313,185)

Net book value	117,757	146,227

Total programming rights	$143,611	$170,350

Current portion	$79,268	$95,013

Non-current portion	$64,343	$75,337

        The Company expects to amortize approximately $15,686 of internally produced TV programming for its completed and released programming and completed but not yet released programming during the twelve months ending September 30, 2011. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2010.

        The Company recognized impairment charges on programming rights of $2,869 and $4,148 for the three months ended September 30, 2009 and 2010, respectively, and $5,367 and $12,974 for the nine months ended September 30, 2009 and 2010, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2009 and September 30, 2010 comprise the following:

	December 31, 2009		September 30, 2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$158,993	$—	$158,536	$—
Trade names	17,082	—	16,993	—
Cable network connections	37,116	(7,427)	41,820	(11,345)
Network affiliation agreements	20,826	(14,057)	20,782	(15,731)
Other intangible assets	3,917	(2,030)	4,709	(2,513)

TOTAL	$237,934	$(23,514)	$242,840	$(29,589)

        Amortization expense was $1,709 and $2,072 for the three months ended September 30, 2009 and 2010, respectively. Amortization expense was $4,609 and $6,112 for the nine months ended September 30, 2009 and 2010, respectively.

6.     GOODWILL

        Goodwill as of December 31, 2009 and September 30, 2010 comprises the following:

	Balance December 31, 2009	Foreign currency translation adjustment	Balance September 30, 2010
CTC Network	$34,772	$(182)	$34,590
Domashny Network	17,133	(89)	17,044
DTV Network	136,439	(713)	135,726
CTC Television Station Group	2,105	(11)	2,094
Domashny Television Station Group	9,853	(49)	9,804
CIS Group	99	—	99
Production Group	25,715	(135)	25,580

Total	$226,116	$(1,179)	$224,937

7.     BORROWINGS

        In connection with the acquisition of DTV Group in April 2008, the Company entered into a credit facility agreement (the "Credit Facility Agreement") with certain financial institutions to borrow $135,000 (the "Syndicated Loan Amount"). In July 2008, the Company drew-down the full Syndicated Loan Amount. Debt issuance costs comprised $3,215 amortized over the life of loan.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2009 and 2010:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2008	$547,070	$544,589	$2,481
Net Income	79,772	79,502	270
Other comprehensive income	1,644	1,536	108

Comprehensive income	$81,416	$81,037	$378

Additional paid-in capital	11,613	11,613	—
Dividends declared	(2,867)	—	(2,867)

Stockholders' equity, September 30, 2009	$637,232	$637,240	$9

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	73,002	70,402	2,600
Other comprehensive income (loss)	(3,804)	(3,804)	—

Comprehensive income	$69,198	$66,598	$2,600

Share capital	21	21	—
Additional paid-in capital	56,515	56,515	—
Dividends declared	(33,906)	(30,288)	(3,618)

Stockholders' equity, September 30, 2010	$755,652	$755,620	$32

        Other comprehensive income (loss) consists entirely of currency translation adjustments for the nine months ended September 30, 2009 and 2010. The increase in additional paid-in capital includes primarily proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings (Note 9).

        During the first nine months of 2010, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2010	$0.065	$10,025	March 10, 2010	March 31, 2010
April 22, 2010	$0.065	$10,132	June 1, 2010	June 30, 2010
July 30, 2010	$0.065	$10,132	September 1, 2010	September 30, 2010

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

The 2009 Stock Incentive Plan

        In October and December 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company executives and employees. The exercise prices per share were $16.80 and $15.21, respectively. In addition, on April 22, 2010, the Compensation Committee approved an additional grant of options to purchase up to 120,000 shares of common stock, to a certain employee of the Company, at an exercise price of $17.45. The exercise prices for all grants represented the average of the closing prices for the 20 trading days ending on the date prior to grant, which represented the fair market value of one share of common stock on the date of approval, as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

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

530,000 options at $16.80, 69,375 options at $15.21 and 15,000 options at $17.45 exercise price
Risk free interest rate	2.07-2.11%
Expected option life (years)	3.5-4.0
Expected dividend yield	1.3%
Volatility factor	80%
Forfeiture rate	2.6%

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

        The Company remeasures these awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair value of unsettled awards is recognized in liabilities. The following assumptions were used in the option- pricing model to assess the fair values of the awards:

	Equity-based incentive awards
	3,120,000 Time-based awards	530,000 Performance-based awards
Risk free interest rate	0.1-0.6%	0.2%
Expected option life (years)	0.1-3.0	0.4
Expected dividend yield	2.3%	2.3%
Volatility factor	77.5%	77.5%
Forfeiture rate	2.6%	2.6%

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the nine months ended September 30, 2010:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2009	10,304,000	$16.49	—	—

Granted	674,375	16.71	3,650,000	$14.00
Modified (February 24)	(3,042,482)	13.60	—	—
	3,042,482	13.78	—	—
Modified (April 22)	507,080	5.49	—	—
	(507,080)	5.49	—	—
Exercised	(2,263,050)	15.60	—	—
Forfeited	(100,000)	16.80	—	—
Expired	(468,668)	17.33	—	—

Outstanding as of September 30, 2010	8,146,657	16.73	3,650,000	$14.00

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2009	5,728,165	$9.62	—	—
Granted	674,375	11.13	3,650,000	$2.80
Modified (February 24)	(3,042,482)	8.41	—	—
	3,042,482	8.56	—	—
Modified (April 22)	507,080	14.51	—	—
	(507,080)	10.92	—	—
Vested	(713,873)	7.86	(333,333)	2.80
Forfeited	(100,000)	10.37	—	—

Nonvested as of September 30, 2010	5,588,667	10.78	3,316,667	$2.80

        As of September 30, 2010, the total compensation cost related to unvested awards not yet recognized is $46,429 to be recognized over a weighted average period of 2.82 years.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   COMMITMENTS AND CONTINGENCIES

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Although the Company has entered and may continue to enter into hedging transactions in an effort to reduce some of its foreign exchange risk (see below), it will be negatively impacted by any future depreciation of the ruble against the US dollar.

        In the nine months ended September 30, 2010, the Russian ruble depreciated against the US dollar by 0.5%, but was on average 7% higher than the average value of the Russian ruble compared to the US dollar during the same period of 2009. In 2008 and 2009, the Russian ruble depreciated approximately 16.5% and 2.9%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar were to depreciate further, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

Foreign exchange forward contract

        From October 2008 to June 2010 the Company had foreign exchange forward agreements with ING Bank to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 7). In addition, in October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. As of September 30, 2010, the Company is obligated to buy $3,000 on October 25, 2010 at a Ruble to US dollar rate of 31.15.

        The tabular disclosure of fair value of the forward transactions in the consolidated balance sheets and the effect of the forward transactions on the consolidated statement of income is presented below:

	Balance sheet location	December 31, 2009	September 30, 2010
Fair value of foreign exchange contract	Other current assets	$476	—

	Other current liabilities	—	($73)

		Three months ended September 30,		Nine months ended September 30,
	Location of gain (loss) recognized in the statement of income
		2009	2010	2009	2010
Gain (loss) under the foreign exchange contract	Foreign currency gain (loss)	$(1,148)	$(173)	$1,262	$530

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Concentrations

        In the Russian television market, national television advertising is generally not placed directly with broadcasters. Instead, "sales houses," including Video International, have historically controlled the placement of a large portion of national television advertising. In Russia, the Company has several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. Video International currently controls more than 35% of the Russian TV advertising market. In response to the amendment in Russian advertising law, on September 1, 2010, the CTC, Domashny and DTV Networks signed supplemental termination agreements with Video International, pursuant to which the parties have agreed to terminate their respective current agency agreements, effective as of January 1, 2011. The Company is currently investing in the development of its own internal sales house. In addition, the Company has reached a preliminary understanding with Video International regarding how they can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. Currently the Company is negotiating the terms of a definitive agreement to provide for such cooperation between its internal sales house and Video international from January 1, 2011. The Company anticipates that this new arrangement will provide for the licensing by the internal sales house of specialized advertising sales software from Video International, and for the provision of technical support services by Video International.

        The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as it has enjoyed historically.

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising on Channel 31. The agreement expires at the end of December 2010 and is terminable upon 180 days' notice by either party. The Company is negotiating the terms of new agreements that would provide for continuing cooperation between Channel 31 and Video International from January 1, 2011.

        The Company's revenues sold through Video International accounted for 96% of total operating revenues of $106,935 and 93% of total operating revenues of $125,265 in the three months ended September 30, 2009 and 2010, respectively. The Company's revenues sold through Video International accounted for 95% of total operating revenues of $325,607 and 94% of total operating revenues of $378,964 in the nine months ended September 30, 2009 and 2010, respectively.

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

Purchase commitments

        The Company has future purchase commitments of $264,316 as of September 30, 2010. These purchase commitments primarily consist of the Company's contractual obligations to acquire programming rights and format rights, transmission and satellite fees, cable connections, leasehold improvements and leasehold obligations.

        On July 12, 2010, the Company entered into a preliminary lease agreement for new facilities in Moscow, pursuant to which it will lease approximately 7,000 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and the Company has a right to extend the term for an additional 10 years, at the then current market rate. The Company expects to recognize rental expense related to this lease of approximately $1,600 for 2010, $3,300 annually for 2011 - 2019 and $2,700 for 2020. In addition to the lease payments described above, the Company will also be required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

        In addition, on October, 20, 2010 the Company signed an agreement to upgrade its broadcasting equipment at a cost of $16,320.

Income Taxes

        As of December 31, 2009 and September 30, 2010, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $6,928 and $7,283, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,332 and $4,404, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,056 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $470 of the total $2,056 potential increase could occur within twelve months from September 30, 2010. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of CTC Network, and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The tax years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2005 through 2009 and the nine months ended September 30, 2010 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2009 and September 30, 2010. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2009 and September 30, 2010, the Company included accruals for contingencies related to non-income taxes totaling $6,198 and $6,658, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,745 and $4,938, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2010, management estimates such contingencies related to non-income taxes to be up to approximately $1,848.

        It is the opinion of management that the ultimate resolution of the Company's tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of any contingencies associated with taxes, it is possible that the Company's future operations or cash flows could be materially affected in a particular period.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$80,279	$273	$38,673	$757,416	$(3,430)	$(309)	$(33,900)	$(1,446)
Domashny Network	14,305	—	2,073	52,649	(38)	(231)	(8,586)	—
DTV Network	9,221	—	(1,061)	176,000	(1,394)	(670)	(7,040)	—
CTC Television Station Group	15,315	423	10,456	118,441	(855)	(538)	(74)	—
Domashny Television Station Group	2,309	587	349	50,509	(598)	(380)	—	—
DTV Television Station Group	887	6	(1,484)	95,451	(3)	(1,030)	—	—
CIS Group	2,675		(356)	21,091	(48)	(148)	(1,633)	—
Production Group	122	10,624	440	44,839	(28)	(38)	—	(9,607)
Business segment results	$125,113	$11,913	$49,090	$1,316,396	$(6,394)	$(3,344)	$(51,233)	$(11,053)

Eliminations and other	152	(11,913)	(11,833)	(395,093)	(48)	(76)	1,833	9,744
Consolidated results	$125,265	$—	$37,257	$921,303	$(6,442)	$(3,420)	$(49,400)	$(1,309)

	Nine months ended September 30, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$210,618	$2,175	$99,560	$725,154	$(6,108)	$(318)	$(93,798)	$(5,976)
Domashny Network	31,972	30	7,780	44,165	(33)	(258)	(17,032)	—
DTV Network	27,285	—	10,181	175,765	(869)	(1,922)	(9,412)	—
CTC Television Station Group	39,672	921	23,707	112,630	(1,314)	(1,384)	(1,576)	—
Domashny Television Station Group	5,660	970	286	51,650	(458)	(977)	(15)	—
DTV Television Station Group	2,582	116	(2,943)	95,164	(1,008)	(2,390)	(15)	—
CIS Group	7,293	—	(2,784)	20,820	(279)	(608)	(4,194)	—
Production Group	525	32,506	2,838	31,658	(444)	(94)	(65)	(27,063)
Business segment results	$325,607	$36,718	$138,625	$1,257,006	$(10,513)	$(7,951)	$(126,107)	$(33,039)

Eliminations and other	—	(36,718)	(22,870)	(418,290)	(140)	(168)	5,229	27,968
Consolidated results	$325,607	$—	$115,755	$838,716	$(10,653)	$(8,119)	$(120,878)	$(5,071)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Nine months ended September 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$244,173	$1,117	$109,166	$757,416	$(4,258)	$(885)	$(112,576)	$(3,762)
Domashny Network	43,707	—	8,403	52,649	(224)	(650)	(24,224)	—
DTV Network	29,006	50	(2,748)	176,000	(3,299)	(2,037)	(21,020)	(203)
CTC Television Station Group	44,037	1,223	29,397	118,441	(2,087)	(1,672)	(227)	—
Domashny Television Station Group	6,567	1,634	1,284	50,509	(1,291)	(1,098)	—	—
DTV Television Station Group	2,534	18	(4,489)	95,451	(13)	(3,009)	—	—
CIS Group	7,812	20	(1,838)	21,091	(416)	(445)	(4,985)	—
Production Group	781	27,188	757	44,839	(46)	(119)	—	(23,926)
Business segment results	$378,617	$31,250	$139,932	$1,316,396	$(11,634)	$(9,915)	$(163,032)	$(27,891)

Eliminations and other	347	(31,250)	(33,590)	(395,093)	(141)	(239)	5,843	24,002
Consolidated results	$378,964	$—	$106,342	$921,303	$(11,775)	$(10,154)	$(157,189)	$(3,889)

12.   SUBSEQUENT EVENTS

        On November 2, 2010, the Company's board of directors declared a dividend of $0.32 per outstanding share of common stock, or approximately $50,000 in the aggregate, to be paid to stockholders of record as of December 1, 2010 on or about December 31, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2010. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 1, 2010 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV; one television network in Kazakhstan—Channel 31; and a television channel in Moldova, all offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

        We currently organize our operations into eight business segments: CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is approximately 90.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home", Network is targeted principally at 25-60 year-old women. Domashny's technical penetration is approximately 76.4% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers. DTV's technical penetration is approximately 68.4% with its signal covering approximately 60 million people in Russia.

        Each of our Networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and DTV Television Station Group manage 49, 37 and 32 owned-and-operated stations and repeater transmitters, respectively. Our Television Station Groups provide 45.0% technical penetration for the CTC Network (or 49.6% of its total penetration of 90.7%); 40.7% technical penetration for the Domashny Network (or 53.3% of its total penetration of 76.4%); and 33.8% technical penetration for the DTV Network (or 49.4% of its total penetration of 68.4%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our Networks.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. The average value of the ruble against the US dollar in the three and nine months ended September 30, 2010 was 2% and 7% higher, respectively, than in the corresponding periods in 2009.

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

Television Advertising Sales

        In the Russian television market, national advertising is generally not placed directly with broadcasters. Instead, so-called "sales houses" have historically controlled the placement of a large portion of national television advertising. Since 1999, Video International, one of the largest of these sales houses, has placed our national advertising on an exclusive basis. Since 2006, we have also engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in the three and nine months ended September 30, 2009 and 2010.

        As a result of a recent amendment to the Russian advertising law that will become effective in 2011, television broadcasters will be prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International currently controls more than 35% of the Russian television advertising market. In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. Currently we are negotiating the terms of a definitive agreement that would provide for such cooperation between our internal sales house and Video International from January 1, 2011. We anticipate that this new agreement will provide for the licensing by us of specialized advertising sales software from Video International, and for the provision of technical support services by Video International. See "Risk Factors—Recent changes in Russian law will fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

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

  Our Agreements with Video International

        We have several agreements with Video International for the placement of advertising on each of our Russian networks and Television Station Groups. In light of the recent amendment to the Russian advertising law described above, on September 1, 2010, the CTC, Domashny and DTV Networks signed supplemental termination agreements with Video International, pursuant to which the parties have agreed to terminate these agency agreements, effective as of January 1, 2011. See "Risk Factors—Recent changes in Russian law will fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Currently we are negotiating the terms of a new agreement that would provide for cooperation between our internal sales house and Video International from January 1, 2011. We anticipate that this new agreement will provide for the licensing by us of specialized advertising sales software from Video International, and for the provision of technical support services by Video International.

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

        We also have an agreement with Video International for the placement of advertising on Channel 31 expiring at the end of December 2010. Currently we are negotiating the terms of the new agreements that would provide for continuing cooperation between Channel 31 and Video International from January 1, 2011. We anticipate that Video International will act as our advertising agent under this new agreement. Under the current Channel 31 agreement, the commission rate payable by us is fixed at 15% of gross advertising sales. The Channel 31 agreement is terminable upon six months notice by either party. The party that initiates the termination of the agreement must generally pay the other party an amount equal to 15% of gross advertising sales of Channel 31 for the six months preceding the termination date.

Recent Acquisitions and Disposals

        In January 2010, we sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2.0 million.

        In June 2010, we acquired a 10% interest in a Belgorod television station for $0.1 million and signed a preliminary agreement to acquire an additional 80% interest in that station for approximately $1.5 million. In July 2010, we signed a preliminary agreement to purchase a 55.5% interest in a television station broadcasting in the Samara region for total cash consideration of approximately $4.0 million. In addition, in July 2010, we signed a preliminary agreement to purchase a 100% interest in a television station in St. Petersburg for total consideration of approximately $8.0 million, including $0.4 million payable in cash to the seller and the remaining $7.6 million comprising debt to be assumed by us at purchase. In August 2010, we acquired a 10% interest in a television station broadcasting in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for $0.2 million and signed a preliminary agreement to acquire an additional 90% interest in that station for approximately $1.4 million. In October 2010, we acquired the remaining 48% interest in a Kazan television station for cash consideration of approximately $1.5 million. Also, in October 2010, we acquired 100% interest in an Atchinsk television station for approximately $1.6 million.

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

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
REVENUES:
Advertising	96.9%	93.8%	95.6%	94.8%
Sublicensing and own production	2.8	5.9	4.0	4.9
Other revenue	0.3	0.3	0.4	0.3

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization; and exclusive of stock-based compensation expense)	(7.2)	(6.8)	(6.9)	(7.2)
Selling, general and administrative expenses (exclusive of depreciation and amortization; and exclusive of stock-based compensation expense)	(13.5)	(12.9)	(12.8)	(12.9)
Stock-based compensation expense	(3.2)	(7.3)	(3.6)	(6.6)
Amortization of programming rights	(39.8)	(39.4)	(37.1)	(41.5)
Amortization of sublicensing rights and own production cost	(0.6)	(1.0)	(1.6)	(1.0)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.6)	(2.7)	(2.4)	(2.7)

Total operating expenses	(66.9)	(70.3)	(64.5)	(71.9)

Operating income	33.1	29.7	35.6	28.1
Foreign currency gains (losses)	0.3	0.1	(1.4)	0.3
Interest income	0.7	0.9	0.8	0.9
Interest expense	(1.2)	(0.2)	(1.8)	(0.3)
Other non-operating income (losses), net	0.1	0.0	(0.0)	0.5
Equity in income of investee companies	0.1	0.0	0.1	0.1

Income before income tax	33.0	30.7	33.3	29.5

Income tax expense	(8.5)	(10.6)	(8.8)	(10.2)

Net income	24.4	20.1	24.5	19.3

Income attributable to noncontrolling interest	(0.2)	(0.7)	(0.1)	(0.7)

Net income attributable to controlling interest	24.2%	19.4%	24.4%	18.6%

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2010

  Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$68,899	$80,552	$212,793	$245,290
Change period-to-period	—	16.9%	—	15.3%
Domashny Network	10,541	14,305	32,002	43,707
Change period-to-period	—	35.7%	—	36.6%
DTV Network	9,435	9,221	27,285	29,056
Change period-to-period	—	(2.3)%	—	6.5%
CTC Television Station Group	13,861	15,738	40,594	45,260
Change period-to-period	—	13.5%	—	11.5%
Domashny Television Station Group	2,063	2,896	6,630	8,201
Change period-to-period	—	40.4%	—	23.7%
DTV Television Station Group	843	893	2,698	2,552
Change period-to-period	—	5.9%	—	(5.4)%
CIS Group	2,413	2,675	7,293	7,832
Change period-to-period	—	10.9%	—	7.4%
Production Group	12,454	10,746	33,030	27,969
Change period-to-period	—	(13.7)%	—	(15.3)%
Eliminations and other	(13,574)	(11,761)	(36,718)	(30,903)

Total	$106,935	$125,265	$325,607	$378,964

Change period-to-period	—	17.1%	—	16.4%

        Our total operating revenues increased period-over-period by approximately 17.1% and 16.4%, respectively, when comparing the three- and nine-month periods under review. The increase in revenues reflects the growth of the Russian television advertising market, resulting in higher advertising rates in the third quarter of 2010 compared to 2009, and increased sellout. In addition, the increase in our revenues when comparing the periods under review was partially due to the appreciation of the Russian ruble against the US dollar. The average exchange rate of the ruble against the US dollar in the three and nine months ended September 30, 2010 was 2% and 7% higher, respectively, than in the corresponding periods in 2009. We estimate that this appreciation resulted in increases of approximately 1.8% and 7.7%, respectively, in our US dollar reported advertising revenues when comparing the three- and nine-month periods under review.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard. Currently we are negotiating the terms of a definitive agreement that would provide for cooperation between our internal sales house and Video International from January 1, 2011. We anticipates that this new agreement will provide for the licensing by us of specialized advertising sales software from Video International, and for the provision of technical support services by Video International. We may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as we have enjoyed historically. See "Risk Factors—Recent changes in Russian law will fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

  Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$65,402	$72,950	$197,295	$226,645
Change period-to-period	—	11.5%	—	14.9%
Domashny Network	10,504	14,356	31,954	43,637
Change period-to-period	—	36.7%	—	36.6%
DTV Network	9,433	9,139	27,283	28,434
Change period-to-period	—	(3.1)%	—	4.2%
CTC Television Station Group	13,540	15,269	39,591	43,908
Change period-to-period	—	12.8%	—	10.9%
Domashny Television Station Group	1,554	2,239	5,199	6,363
Change period-to-period	—	44.1%	—	22.4%
DTV Television Station Group	792	885	2,576	2,528
Change period-to-period	—	11.7%	—	(1.9)%
CIS Group	2,356	2,660	7,158	7,770
Change period-to-period	—	12.9%	—	8.5%
Production Group	48	—	358	346
Change period-to-period	—	(100.0)%	—	(3.4)%
Eliminations and other	(4)	6	(28)	(232)

Total	$103,625	$117,504	$311,386	$359,399

Change period-to-period	—	13.4%	—	15.4%

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

        CTC Network.    CTC Network's advertising revenue increased by 11.5% and 14.9%, respectively, when comparing the three- and nine-month periods under review, principally due to the increases in advertising prices in the third quarter of 2010, increased sellout, and appreciation of the Russian ruble against the US dollar. The increase in the segment's advertising revenue when comparing the three-month periods under review was partially offset by decreased audience share. The average target audience share of the CTC Network decreased from 12.2% to 11.6% when comparing the three months ended September 30, 2009 and 2010, and stayed flat at 12.0% during the nine months ended September 30, 2009 and 2010. The average overall audience share of the CTC Network decreased from 9.0% to 8.5% when comparing the three months ended September 30, 2009 and 2010, and from 8.9%

to 8.7% when comparing the nine months ended September 30, 2009 and 2010. The decrease in our target audience share when comparing the three-month periods under review was primarily the result of increased competition during the third quarter of 2010.

        Domashny Network.    Domashny Network's advertising revenues increased by 36.7% and 36.6%, respectively, when comparing the three- and nine-month periods under review, principally due to increased audience share, increased sellout, increases in advertising prices in the third quarter of 2010, and appreciation of the Russian ruble against the US dollar. In addition, the increase in the segment's advertising revenue when comparing the nine-month periods under review was due to reallocation of advertising time from Domashny Television Station Group to Domashny Network from July 2009 (discussed below). The average target audience share of the Domashny Network increased from 3.2% to 3.3% when comparing the three months ended September 30, 2009 and 2010, and from 2.9% to 3.3% when comparing the nine months ended September 30, 2009 and 2010. The average overall audience share of the Domashny Network was 2.4% in the three months ended September 30, 2009 and 2010, and increased from 2.2% to 2.3% when comparing the nine months ended September 30, 2009 and 2010. The increase in our audience share when comparing the periods under review was primarily the result of better performance of our programming.

        DTV Network.    DTV Network's advertising revenues decreased by 3.1% when comparing the three-month periods under review, and increased by 4.2% when comparing the nine-month periods under review. The decrease in this segment's advertising revenues when comparing the three-month periods under review was primarily due to decreased audience share, partially offset by increases in advertising rates, and, to a lesser extent, increased sellout. The increase in this segment's advertising revenues when comparing the nine-month periods under review was primarily due to the appreciation of the Russian ruble against the US dollar, reallocation of advertising time from DTV Television Station Group to DTV Network (discussed below) and increased sellout, partially offset by decreased audience share. The average target audience share of the DTV Network decreased from 2.3% to 2.0% when comparing the three- and nine-month periods ended September 30, 2009 and 2010. The average overall audience share of the DTV Network decreased from 2.1% to 1.9% when comparing the three months ended September 30, 2009 and 2010, and from 2.0% to 1.8% when comparing the nine months ended September 30, 2009 and 2010. The decrease in our audience share when comparing the periods under review was primarily the result of increased competition and relative underperformance of certain programming. If DTV's audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in the fair value of the respective reporting units and/or broadcasting licenses. See "Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        We anticipate that average advertising pricing level at our Networks will be higher for the fourth quarter of 2010, when compared to the same period of 2009 and to the first nine months of 2010.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 12.8% and 10.9%, respectively, when comparing the three- and nine-month periods under review. The increase in this segment's advertising revenue when comparing the three-month periods under review was primarily due to increases in advertising rates and increased sellout, partially offset by decrease in audience share. The increase in this segment's advertising revenue when comparing the nine-month periods under review was primarily due to the appreciation of the Russian ruble against the US dollar, and, to the lesser extent, due to increased sellout and increases in advertising rates, partially offset by decrease in audience share.

        Advertising revenues of the Domashny Television Station Group increased by 44.1% and 22.4%, respectively, when comparing the three- and nine-month periods under review, principally due to increased advertising rates, increased sellout and increase in audience share. In addition, the increase in the segment's advertising revenue when comparing the nine-month periods under review was due to the appreciation of the Russian ruble against the US dollar, partially offset by the reallocation of advertising time to the Domashny Network from July 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%.

        Advertising revenues of the DTV Television Station Group increased by 11.7% and decreased by 1.9%, respectively, when comparing the three- and nine-month periods under review. The increase in this segment's advertising revenue when comparing the three-month periods under review was primarily due to increases in advertising rates, partially offset by decreased sellout and decrease in audience share. The decrease in this segment's advertising revenue when comparing the nine-month periods under review was primarily due to a decrease in audience share and the reallocation of advertising time to the DTV Network from May 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%. The decrease in this segment's advertising revenue due to the factors noted above was partially offset by increases in advertising rates and appreciation of the Russian ruble against the US dollar.

        CIS.    The substantial majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 12.9% and 8.5%, respectively, when comparing the three- and nine-month periods under review. The increase was primarily due to increased sellout, partially offset by decreased advertising rates and by the loss of revenues due to the sale of radio station in January 2010.

  Sublicensing, own production and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$3,498	$7,601	$15,498	$18,645
Change period-to-period	—	117.3%	—	20.3%
Domashny Network	37	(51)	48	70
Change period-to-period	—	(237.8)%	—	45.8%
DTV Network	—	82	—	622
Change period-to-period	—	100.0%	—	100.0%
CTC Television Station Group	320	469	1,004	1,466
Change period-to-period	—	46.6%	—	46.0%
Domashny Television Station Group	509	657	1,431	1,838
Change period-to-period	—	29.1%	—	28.4%
DTV Television Station Group	51	8	133	35
Change period-to-period	—	(84.3)%	—	(73.7)%
CIS Group	57	15	135	62
Change period-to-period	—	(73.7)%	—	(54.1)%
Production Group	12,406	10,745	32,672	27,623
Change period-to-period	—	(13.4)%	—	(15.5)%
Eliminations and other	(13,568)	(11,765)	(36,700)	(30,796)

Total	$3,310	$7,761	$14,221	$19,565

Change period-to-period	—	134.5%	—	37.6%

        Networks.    Our sublicensing, own production and other revenues at CTC Network increased by 117.3% and 20.3%, respectively, when comparing the three- and nine-month periods under review, mainly due to increased revenues from sales of certain programming to third parties in Ukraine, partially offset by the decreases in intercompany sales to the CIS Group. The increase in this segment's sublicensing, own production and other revenues when comparing the nine-month periods under review was also partially offset by non-recurring revenues received in 2009 from the theatrical release of a motion picture produced by us.

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

        Production Group.    The substantial majority of own production revenues for the Production Group represent sales of in-house produced programming to our networks. These revenues are eliminated in consolidation.

        Eliminations and other.    We eliminate inter-company revenues from sublicensing, own production and other revenues. These intercompany revenues consist primarily of programming rights sold by our Production Group to our networks and programming rights sold by CTC Network to the CIS Group.

  Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(39,032)	$(41,879)	$(113,233)	$(136,124)
Change period-to-period	—	7.3%	—	20.2%
Domashny Network	(8,697)	(12,232)	(24,222)	(35,304)
Change period-to-period	—	40.6%	—	45.8%
DTV Network	(6,421)	(10,282)	(17,104)	(31,804)
Change period-to-period	—	60.1%	—	85.9%
CTC Television Station Group	(5,775)	(5,282)	(16,887)	(15,864)
Change period-to-period	—	(8.5)%	—	(6.1)%
Domashny Television Station Group	(2,220)	(2,547)	(6,344)	(6,917)
Change period-to-period	—	14.7%	—	9.0%
DTV Television Station Group	(1,815)	(2,377)	(5,641)	(7,042)
Change period-to-period	—	31.0%	—	24.8%
CIS Group	(3,480)	(3,031)	(10,077)	(9,670)
Change period-to-period	—	(12.9)%	—	(4.0)%
Production Group	(11,207)	(10,306)	(30,192)	(27,212)
Change period-to-period	—	(8.0)%	—	(9.9)%
Eliminations and other	7,055	(72)	13,848	(2,685)

Total	$(71,592)	$(88,008)	$(209,852)	$(272,622)

Change period-to-period	—	22.9%	—	29.9%
% of total operating revenues	66.9%	70.3%	64.4%	71.9%

        Our total operating expenses as a percentage of operating revenues increased from 66.9% to 70.3% when comparing the three months ended September 30, 2009 and 2010, and from 64.4% to 71.9%, when comparing the nine months ended September 30, 2009 and 2010. For the three-month periods under review, the increase was due to increases, as a percentage of operating revenues, in stock-based compensation expense, amortization of sublicensing rights and own production cost and depreciation and amortization, offset by decreases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses and amortization of programming rights. For the nine-month periods under review, the increase was mainly due to increases, as a percentage of operating revenues, in stock-based compensation expense, amortization of programming rights, direct operating expenses, selling, general and administrative expenses and depreciation and amortization expenses, offset by decreases, as a percentage in operating revenues, in amortization of sublicensing rights and own production cost.

        On July 12, 2010, we entered into a preliminary lease agreement for new facilities in Moscow, pursuant to which we will lease approximately 7,000 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. We expect to recognize rental expense related to this lease of approximately $1.6 million for 2010, $3.3 million annually for 2011 - 2019 and $2.7 million for 2020. In addition to the lease payments described above, we will also be required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

  Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(1,571)	$(1,965)	$(4,019)	$(6,557)
Change period-to-period	—	25.1%	—	63.2%
Domashny Network	(1,183)	(1,657)	(3,094)	(4,901)
Change period-to-period	—	40.1%	—	58.4%
DTV Network	(811)	(958)	(2,609)	(3,059)
Change period-to-period	—	18.1%	—	17.2%
CTC Television Station Group	(1,723)	(1,835)	(5,005)	(5,654)
Change period-to-period	—	6.5%	—	13.0%
Domashny Television Station Group	(937)	(1,070)	(2,573)	(3,123)
Change period-to-period	—	14.2%	—	21.4%
DTV Television Station Group	(723)	(1,004)	(2,492)	(2,869)
Change period-to-period	—	38.9%	—	15.1%
CIS Group	(575)	(444)	(1,977)	(1,392)
Change period-to-period	—	(22.8)%	—	(29.6)%
Production Group	(580)	(236)	(1,780)	(1,682)
Change period-to-period	—	(59.3)%	—	(5.5)%
Eliminations and other	388	635	1,153	1,772

Total	$(7,715)	$(8,534)	$(22,396)	$(27,465)

Change period-to-period	—	10.6%	—	22.6%
% of total operating revenues	7.2%	6.8%	6.9%	7.2%

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expense at the CTC Network as a percentage of this segment's total operating revenues increased from 2.3% to 2.4% when comparing the three months ended September 30, 2009 and 2010, and from 1.9% to 2.7% when comparing the nine months ended September 30, 2009 and

2010, mainly due to the annual raises in salaries and benefits and increased network affiliation expenses. In addition, direct operating expense, as a percentage of this segment's total operating revenues, increased when comparing the nine months ended September 30, 2009 and 2010 due to the reversal of a provision related to prepayment of certain programming rights recognized in 2009.

        At the Domashny Network, direct operating expenses, as a percentage of this segment's total operating revenues, increased from 11.2% to 11.6% when comparing the three months ended September 30, 2009 and 2010, and increased from 9.7% to 11.2% when comparing the nine months ended September 30, 2010. The increase in direct operating expenses, as a percentage of this segment's total operating revenues, was primarily due to increases in network affiliation expenses and annual raises in salaries and benefits.

        At the DTV Network, direct operating expenses, as a percentage of this segment's total operating revenues, increased from 8.6% to 10.4% when comparing the three months ended September 30, 2009 and 2010, and from 9.6% to 10.5% when comparing the nine months ended September 30, 2009 and 2010, primarily due to annual raises in salaries and benefits. In addition, the increase in the third quarter of 2010 when compared to 2009 was due to decreased segment revenues.

        In addition to the factors noted above, the increase in reported direct operating expenses in absolute terms when comparing the nine-month periods under review at the Networks level reflected the appreciation of the Russian ruble against the US dollar.

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

        At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues decreased from 12.4% to 11.7% when comparing the three months ended September 30, 2009 and 2010, and increased from 12.3% to 12.5% when comparing the nine months ended September 30, 2009 and 2010. The decrease in direct operating expenses, as a percentage of this segment's total operating revenues, when comparing the three-month periods under review, was primarily due to increased segment revenues, partially offset by increases in transmission fees. The increase in direct operating expenses, as a percentage of this segment's total operating revenues, when comparing the nine-month periods under review, was primarily due to increases in transmission fees.

        At the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues decreased from 45.4% to 36.9% when comparing the three months ended September 30, 2009 and 2010, and from 38.8% to 38.1% when comparing the nine months ended September 30, 2009 and 2010. Such decrease was mainly a result of increased revenues, partially offset by increases in transmission fees.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 85.8% to 112.4% when comparing the three months ended September 30, 2009 and 2010, and from 92.4% to 112.4% when comparing the nine months ended September 30, 2009 and 2010, mainly due to increases in transmission fees. In addition, when comparing the nine-month periods under review, the increase in direct operating expenses, as a percentage of this segment's total operating revenues, was due to decreased revenues.

        In addition to the factors noted above, the increase in reported direct operating expenses in absolute terms when comparing the nine-month periods under review at the Television Station Groups level reflected the appreciation of the Russian ruble against the US dollar.

        Direct operating expenses, as a percentage of the Domashny and DTV Television Station Groups' total operating revenues, is higher than those of the CTC Television Station Group, reflecting the earlier stage of operations of those segments.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 23.8% to 16.6% when comparing the three months ended September 30, 2009 and 2010, and from 27.1% to 17.8% when comparing the nine months ended September 30, 2009 and 2010, in each case due to decreases in headcount and increased revenues.

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

  Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(2,961)	$(4,259)	$(9,122)	$(12,344)
Change period-to-period	—	43.8%	—	35.3%
Domashny Network	(1,357)	(1,759)	(3,831)	(5,491)
Change period-to-period	—	29.6%	—	43.3%
DTV Network	(1,162)	(1,614)	(3,160)	(5,485)
Change period-to-period	—	38.9%	—	73.6%
CTC Television Station Group	(3,464)	(2,835)	(8,931)	(8,319)
Change period-to-period	—	(18.2)%	—	(6.9)%
Domashny Television Station Group	(930)	(1,096)	(2,778)	(2,693)
Change period-to-period	—	17.8%	—	(3.1)%
DTV Television Station Group	(235)	(342)	(757)	(1,161)
Change period-to-period	—	45.5%	—	53.4%
CIS Group	(1,319)	(807)	(3,297)	(2,848)
Change period-to-period	—	(38.8)%	—	(13.6)%
Production Group	(403)	(422)	(1,191)	(1,480)
Change period-to-period	—	4.7%	—	24.3%
Eliminations and other	(2,627)	(3,011)	(8,711)	(9,100)

Total	$(14,458)	$(16,145)	$(41,778)	$(48,921)

Change period-to-period	—	11.7%	—	17.1%
% of total operating revenues	13.5%	12.9%	12.8%	12.9%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues increased from 4.3% to 5.3% when comparing the three months ended September 30, 2009 and 2010, and from 4.3% to 5.0% when comparing the nine months ended September 30, 2009 and 2010, mainly due to annual raises in salaries and benefits and certain consulting costs, partially offset by the decrease in advertising and promotion expenses, reflecting the timing of advertising campaigns.

        Selling, general and administrative expenses of the Domashny Network as a percentage of the segment's operating revenue decreased from 12.9% to 12.3% when comparing the three months ended September 30, 2009 and 2010, and increased from 12.0% to 12.6% when comparing the nine months ended September 30, 2009 and 2010. The decrease when comparing the three-month periods under review was primarily due to increased segment revenues, partially offset by annual raises in salaries and benefits. When comparing the nine-month periods under review the increase in selling, general and administrative expenses, as a percentage of this segment's total operating revenues, was primarily due to annual raises in salaries and benefits and increases in advertising and promotion expenses.

        Selling, general and administrative expenses of the DTV Network as a percentage of the segment's operating revenue increased from 12.3% to 17.5% when comparing the three months ended September 30, 2009 and 2010, and from 11.6% to 18.9% when comparing the nine months ended September 30, 2009 and 2010, mainly due to annual raises in salaries and benefits and increases in advertising and promotion expenses. In addition, the increase in the third quarter of 2010 when compared to 2009 was due to decreased total operating revenues of this segment.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 25.0% to 18.0% when comparing the three months ended September 30, 2009 and 2010, and from 22.0% to 18.4% when comparing the nine months ended September 30, 2009 and 2010. The decrease in the periods under review was primarily due to decreases in advertising and promotion expenses reflecting the timing of advertising campaigns.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 45.1% to 37.8% when comparing the three months ended September 30, 2009 and 2010, and from 41.9% to 32.8% when comparing the nine months ended September 30, 2009 and 2010. The decrease in the periods under review was primarily due to increases in revenues, partially offset by increase in advertising and promotion expenses.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues increased from 27.9% to 38.3% when comparing the three months ended September 30, 2009 and 2010, and from 28.1% to 45.5% when comparing the nine months ended September 30, 2009 and 2010, mainly due to increases in advertising and promotion expense. In addition, when comparing the nine-month periods under review, the increase in selling, general and administrative expenses, as a percentage of this segment's total operating revenues, was due to decreased revenues.

        In addition to the factors noted above, the increase in reported selling, general and administrative expenses of our Networks and Television Station Groups in absolute terms when comparing the nine-month periods under review reflected the appreciation of the Russian ruble against the US dollar.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 54.7% to 30.2% when comparing the three months ended September 30, 2009 and 2010, and from 45.2% to 36.4% when comparing the nine months ended September 30, 2009 and 2010, mainly due to decreases in headcount and advertising and promotion expenses.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses increased from 3.2% to 3.9% when comparing the three months ended September 30, 2009 and 2010, and from 3.6% to 5.3% when comparing the nine months ended September 30, 2009 and 2010.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
Stock-based compensation expenses	$(3,379)	$(9,200)	$(11,610)	$(25,004)

        The increase in stock-based compensation expense was principally due to stock options granted to a number of our employees and executives at the end of 2009 and in the first half of 2010 pursuant to our 2009 Stock Incentive Plan and to equity-based incentive awards granted to a number of our employees and executives in the first half of 2010. Such expenses amounted to $5.9 million and $14.3 million for the three- and nine-month periods of 2010 under review, respectively.

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

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $33.0 million for 2010, $23.0 million for 2011, $8.3 million for 2012, and $6.7 million for 2013. For more details on our stock-based compensation transactions, see "Financial Statements—Note 9, Stock-Based Compensation."

  Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(33,545)	$(33,900)	$(93,798)	$(112,576)
Change period-to-period	—	1.1%	—	20.0%
Domashny Network	(6,084)	(8,586)	(17,032)	(24,224)
Change period-to-period	—	41.1%	—	42.2%
DTV Network	(3,739)	(7,040)	(9,412)	(21,020)
Change period-to-period	—	88.3%	—	123.3%
CTC Television Station Group	(73)	(74)	(1,576)	(227)
Change period-to-period	—	1.4%	—	(85.6)%
CIS Group	(1,409)	(1,633)	(4,194)	(4,985)
Change period-to-period	—	15.9%	—	18.9%
Production Group	—	—	(65)	—
Change period-to-period	—	n/a	—	(95.4)%
Eliminations and other	2,270	1,833	5,199	5,843

Total	$(42,580)	$(49,400)	$(120,878)	$(157,189)

Change period-to-period	—	16.0%	—	30.0%
% of total operating revenues	39.8%	39.4%	37.1%	41.5%

        Networks.    The amortization of programming rights is our most significant expense at the Network level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues, decreased from 48.7% to 42.1% when comparing the three months ended September 30, 2009 and 2010, and increased from 44.1% to 45.9% when comparing the nine months ended September 30, 2009 and 2010. Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, increased from 57.7% to 60.0% when comparing the three months ended September 30, 2009 and 2010, and increased from 53.2% to 55.4% when comparing the nine months ended September 30, 2009 and 2010. The decreases in CTC Network when comparing the three-month periods under review were primarily due to increased revenues. The increase in Domashny Network when comparing the three-month periods under review and the increases in both segments when comparing the nine-month periods under review were primarily due to the relatively more expensive programming mix and higher impairment charges in the fist nine months of 2010.

        Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues, increased from 39.6% to 76.3% when comparing the three months ended September 30, 2009 and 2010, and from 34.5% to 72.3% when comparing the nine months ended September 30, 2009 and 2010. The increases were primarily due to the relatively more expensive programming mix and higher impairment charges when comparing the periods under review.

        Impairment charges at CTC Network were $1.3 million and $6.5 million, respectively, in the three and nine months ended September 30, 2010 (2009: $2.0 million and $4.0 million). Impairment charges at Domashny Network were $1.0 million and $2.4 million, respectively, in the three and nine months ended September 30, 2010 (nil in 2009). Impairment charges at DTV Network were $1.8 million and $4.1 million, respectively, in the three and nine months ended September 30, 2010 (2009: $0.8 million and $1.3 million). The increase in impairment charges in all segments was due to the underperformance of certain programming in 2010. In addition, at CTC Network the increase in impairment charges was due to the write-off of certain foreign series acquired four years ago as a part of a long-term output deal.

        In addition to the factors noted above, the increase in reported amortization of programming rights in absolute terms when comparing the nine-month periods under review at the Networks level reflected the appreciation of the Russian ruble against the US dollar.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during the local windows. The decrease in amortization of programming rights at CTC Television Station Group when comparing the nine months ended September 30, 2009 and 2010 reflects certain cost-cutting measures taken in 2009.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, increased from 58.4% to 61.0% when comparing the three months ended September 30, 2009 and 2010 and from 57.5% to 63.6% when comparing the nine months ended September 30, 2009 and 2010, mainly due to the relatively more expensive programming mix in 2010.

  Amortization of sublicensing rights and own production cost

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(862)	$(1,446)	$(5,976)	$(3,762)
Change period-to-period		67.7%		(37.0)%
DTV Network	—	—	—	(203)
Change period-to-period		n/a		100%
Production Group	(10,184)	(9,607)	(27,063)	(23,926)
Change period-to-period		(5.7)%		(11.6)%
Eliminations and other	10,444	9,744	27,968	24,002

Total	$(602)	$(1,309)	$(5,071)	$(3,889)

Change period-to-period	—	117.4%	—	(23.3)%
% of total operating revenues	0.6%	1.0%	1.6%	1.0%

        Own production cost represents the cost of internally produced programming licensed to third parties as well as sold to other segments in our group.

        Networks.    The increase in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three-month periods under review was mainly due to increased sales of certain programming to third parties in Ukraine, partially offset by decreases in intercompany sales to the CIS Group. The decrease when comparing the nine-month periods under review was mainly due to one-off expenses incurred in the first quarter of 2009 in conjunction with the production of a motion picture for theatrical release, and decreases in intercompany sales to the CIS Group. When comparing the nine-month periods under review, the decrease was partially offset by the appreciation of the Russian ruble against the US dollar.

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

  Depreciation and amortization expense (exclusive of amortization of programming rights, sublicensing rights and own production cost)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except percentages)
CTC Network	$(95)	$(309)	$(318)	$(885)
Change period-to-period	—	225.3%	—	178.3%
Domashny Network	(72)	(231)	(258)	(650)
Change period-to-period	—	220.8%	—	151.9%
DTV Network	(708)	(670)	(1,922)	(2,037)
Change period-to-period	—	(5.4)%	—	6.0%
CTC Television Station Group	(515)	(538)	(1,384)	(1,672)
Change period-to-period	—	4.5%	—	20.8%
Domashny Television Station Group	(348)	(380)	(977)	(1,098)
Change period-to-period	—	9.2%	—	12.4%
DTV Television Station Group	(856)	(1,030)	(2,390)	(3,009)
Change period-to-period	—	20.3%	—	25.9%
CIS Group	(177)	(148)	(608)	(445)
Change period-to-period	—	(16.4)%	—	(26.8)%
Production Group	(40)	(38)	(94)	(119)
Change period-to-period	—	(5.0)%	—	26.6%
Eliminations and other	(47)	(76)	(168)	(239)

Total	$(2,858)	$(3,420)	$(8,119)	$(10,154)

Change period-to-period	—	19.7%	—	25.1%
% of total operating revenues	2.7%	2.7%	2.5%	2.7%

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

  Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Foreign currency gains (losses)	$274	$173	$(4,462)	$1,055

        The functional currency of our Russian subsidiaries is the ruble. During the three months ended September 30, 2009 and 2010, the ruble appreciated approximately 4.0% and 2.6%, respectively. During the nine months ended September 30, 2009 and 2010, the ruble depreciated approximately 2.4% and 0.5%, respectively.

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

        In the three months ended September 30, 2010, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, offset by the impact of ruble appreciation on our dollar-denominated assets. In the nine months ended September 30, 2010, our foreign currency gain primarily represents the impact of a gain on our forward contract and of ruble depreciation on our dollar-denominated assets.

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

  Interest income

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Interest income	$725	$1,105	$2,494	$3,275

        The increase in interest income for the three- and nine-month periods under review is due primarily to interest earned on our increasing cash balances partially offset by decreasing interest rates.

  Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Interest expense	$(1,290)	$(242)	$(5,704)	$(1,150)

        Our interest expense decreased over the periods under review primarily due to repayments of the principal amount under the Credit Facility Agreement during 2009 and in the first quarter of 2010. As of September 30, 2010, the amount under the Credit Facility Agreement was fully repaid. See "—Credit Facility Agreement".

  Other non-operating income (loss), net

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Other non-operating income (loss)	$123	$62	$(5)	$2,043

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale.

  Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Income tax expense	$(9,138)	$(13,261)	$(28,615)	$(38,835)

        Our effective tax rate was 26% for the three and nine months ended September 30, 2009, and 35% for the three and nine months ended September 30, 2010. The increase in our effective tax rate when comparing the periods under review was primarily due to deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest, recognized in 2010, and, to a lesser extent, due to increases, as a percentage of consolidated income before tax, in stock-based compensation expense.

  Income attributable to noncontrolling interest

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Income attributable to noncontrolling interest	$(256)	$(854)	$(270)	$(2,600)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In the three and nine months ended September 30, 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was partially offset by the noncontrolling interest in losses of Channel 31 and Moldova Groups. In the three and nine months ended September 30, 2010, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group, and to income in the CIS Group.

  Other comprehensive income (loss) attributable to controlling interest

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands)
Other comprehensive income (loss) attributable to controlling interest	$23,512	$18,027	$1,536	$(3,804)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive income (loss) in the periods under review reflects results of these translations. During the three months ended September 30, 2009 and 2010, the ruble appreciated approximately 4.0% and 2.6%, respectively. During the nine months ended September 30, 2009 and 2010, the ruble depreciated approximately 2.4% and 0.5%, respectively. The appreciation of the ruble against the US dollar during the three-month periods under review resulted in other comprehensive gain for these periods. Although for the nine-month period ended September 30, 2009, the ruble depreciated against the US, the other comprehensive gain for that period resulted from the increased balance of ruble-denominated assets and appreciation of the ruble against the US dollar during the second and third quarters of 2009, partially offset by the impact of depreciation of the Russian ruble against the US dollar during the first quarter of 2009. For the nine-month period ended September 30, 2010, the depreciation of the Russian ruble against the US dollar resulted in other comprehensive loss. See also "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 Compared to December 31, 2009

  Trade accounts receivable

        Our accounts receivable increased from $24.2 million to $34.4 million from December 31, 2009 to September 30, 2010. The increase relates primarily to increases in accounts receivable at our Networks as a result of those balances being seasonally low on December 31, 2009.

  Prepayments

        Prepayments increased from December 31, 2009 to September 30, 2010 by $7.1 million primarily due to increases in advances made for Russian programming.

  Programming rights

        The increase in programming rights from December 31, 2009 to September 30, 2010 by $26.7 million was primarily due to the acquisition of Russian series and sitcoms during 2010, which will be used during the remainder of 2010 and thereafter.

  Accounts payable

        Accounts payable increased from December 31, 2009 to September 30, 2010 by $9.5 million primarily due to the acquisition of foreign programming.

  Accrued liabilities

        Accrued liabilities decreased from December 31, 2009 to September 30, 2010 by $4.2 million primarily due to earn-out payments made during the first quarter of 2010 related to our two production companies which were accrued as of December 31, 2009.

  Taxes payable

        Taxes payable decreased from December 31, 2009 to September 30, 2010 by $9.0 million primarily due to a decrease in VAT payable as a result of seasonally lower revenues in the third quarter of 2010 compared with the fourth quarter of 2009.

  Short-term loans and interest accrued

        The decrease in short-term loans and interest accrued is due to the repayment of the amounts outstanding under the Credit Facility Agreement during the first quarter of 2010. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        At September 30, 2010, we had $41.7 million in cash and cash equivalents, of which approximately 37% was held in US dollar-denominated accounts. In addition, at September 30, 2010, we had $104.5 million in deposits with maturities ranging from three to six months, of which approximately 39% were held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2009	2010
	(in thousands)
Net cash provided by operating activities:	$75,711	$71,807
Net cash used in investing activities:	(23,895)	(87,830)
Net cash used in financing activities:	(36,461)	(26,894)

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flow from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenue amounted to $311.4 million and $359.4 million during the nine months ended September 30, 2009 and 2010, respectively.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $140.7 million and $183.3 million, respectively, during the nine months ended September 30, 2009 and 2010. The increase in cash paid for programming rights when comparing the nine-month periods under review was primarily due to advance payments for some Russian-produced programming during the nine months ended September 30, 2010 that will be used in 2010 and thereafter. Of the total $42.6 million increase, approximately $33.0 million relates to the increase of cash expenditures for Russian-produced programming. Amortization of programming rights, sublicensing rights and own production cost amounted to $125.9 million and $161.1 million during the nine months ended September 30, 2009 and 2010, respectively.

        Cash used in investing activities includes cash spent on the acquisition of businesses, and cash used for property, equipment and intangible assets. In the nine months ended September 30, 2009, we paid $11.0 million in earnouts related to the acquisitions of our production companies, and $1.1 million related to the acquisition of an additional owned-and-operated station. In the nine months ended September 30, 2010, we paid $12.8 million in 2009 earnouts related to the acquisitions of our production companies. In addition, during the first nine months of 2010, we made cash deposits of $64.7 million in Russian banks. These deposits have original maturities ranging from three to six months. Our cash expenditures for property, plant and equipment and intangible assets amounted to $10.7 million and $11.8 million, respectively, during the nine months ended September 30, 2009 and 2010.

        In 2010, we expect capital expenditures to reach up to $40 million as we continue to work on establishing a unified digital play-out facility in Moscow, continue the digitalization of our content library, upgrade our broadcasting equipment and move into a new Moscow office facility.

        In the nine months ended September 30, 2009, cash used in financing activities primarily represents repayments of the outstanding principal under the Credit Facility Agreement of $33.8 million (see "—Credit Facility Agreement"). In the nine months ended September 30, 2010, cash used in financing activities includes repayment of the Credit Facility of $28.3 million (see "—Credit Facility Agreement"). In addition, during the first nine months of 2010, we paid dividends in the amount of $30.3 million to our stockholders. See "Financial Statements—Note 8, Stockholders' Equity". Also, in the first half of 2010 we received $35.3 million from the exercise of stock options and paid $3.8 million in dividends to minority shareholders of our owned-and-operated stations.

        On November 2, 2010, our board of directors declared additional dividends of approximately $50 million to be paid in December 2010.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	Remainder of 2010	2011 through 2012	2013 through 2014	Thereafter
	(in thousands)
Acquisition of programming rights	$168,098	$41,428	$126,670	—	—
Transmission and satellite fees	$75,577	$3,991	$34,072	$37,514	—
Cable connections	$10,381	$2,378	$3,201	$3,201	$1,601
Leasehold obligations	$5,753	$882	$813	$610	$3,448
Leasehold improvements	$2,507	$2,507	—	—	—
Acquisition of format rights	$2,000	$2,000	—	—	—

Total(1)	$264,316	$53,186	$164,756	$41,325	$5,049

(1)
Accrued liabilities related to income taxes in the amount of $7.3 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        On July 12, 2010, we entered into a preliminary lease agreement for new headquarters facilities in Moscow, pursuant to which we will lease approximately 7,000 square meters of office space in an office building in central Moscow. The lease is for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. We expect to recognize rental expense related to this lease of approximately $1.6 million for 2010, $3.3 million annually for 2011–2019 and $2.7 million for 2020. In addition to the lease payments described above, we will also be required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. The lease of parking space is also available under the terms of the preliminary lease agreement at additional cost.

        In addition, on October 20, 2010 we signed an agreement to upgrade our broadcasting equipment, for a total amount of $16.3 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the nine months ended September 30, 2010, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $32.8 million and $16.0 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        From time to time, we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In connection with these hedging arrangements, at September 30, 2010, we were party to foreign exchange forward contract that committed us to purchase $3 million on October 25, 2010 at rate of RUR 31.15 for each $1.00.

        The prevailing exchange rate as of September 30, 2010 was RUR 30.40 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting.

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks relating to our business and industry

Recent changes in Russian law will fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations.

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

        In response to the amendment in Russian advertising law, we are investing in the development of our own internal sales house. We have also reached a preliminary understanding with Video International regarding how we can continue to work together moving forward in compliance with the amended advertising law, and accordingly have signed a non-binding memorandum of understanding with Video International in this regard, further described below. We are currently in the process of negotiating a definitive agreement with Video International. Notwithstanding these steps we cannot guarantee that we will be able to generate the same advertising volumes and revenues or margins after the law comes into force. The amended law could therefore have a material adverse effect on our business, financial condition and results of operations. See "—We currently rely on a single television advertising sales house for substantially all of our revenues. Our operating results could be materially adversely affected if our relationship with this sales house were to be disrupted or if it were to fail to sell advertising on our behalf effectively".

We currently rely on a single television advertising sales house for substantially all of our revenues. Our operating results could be materially adversely affected when we change our relationship with this sales house starting from 2011 based on the recent amendment to the Russian advertising law.

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

        In response to the recent amendment to the Russian advertising law, on September 1, 2010, the CTC, Domashny and DTV Networks signed supplemental termination agreements with Video International, pursuant to which the parties have agreed to terminate their respective current agency agreements, effective as of January 1, 2011. Currently we are negotiating the terms of a new agreement that would provide for cooperation between our internal sales house and Video International from January 1, 2011. We anticipate that this new agreement will provide for the licensing by us of specialized advertising sales software from Video International, and for the provision of technical support services by Video International. If our new model of cooperation with Video International is unsuccessful or if our own sales function fails to achieve acceptable levels of advertising sales, such changes could have a material adverse effect on our business, financial condition and results of operations. See "—Recent changes in Russian law will fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

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

        In recent periods, the Russian economy had exhibited positive trends, such as an increase in gross domestic product and a stable and strengthening currency. During these years, total spending on television advertising increased significantly, from $2,330 million in 2005, to $3,160 million in 2006, $4,397 million in 2007 and $5,506 million in 2008. Beginning in the second half of 2008, however, Russia, like many other countries, began to experience economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Although conditions have been improving, if such conditions are not sustainable or if economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results.

        Like Russia, Kazakhstan has also experienced economic instability. As a result, total television advertising spending in 2009 was negatively impacted. A further reduction in advertising spending in Kazakhstan will negatively impact our operating results.

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

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, TNS Gallup Media made changes to the relative weighting of the cities in the panel, which were originally planned to be effective from September 2010. In July 2010 it was decided that these changes will be effective starting from January 1, 2011. Based on our analysis, this re-weighting will result in a decrease in the audience share of our channels, which may have a negative effect our consolidated revenues. This re-weighting also resulted in the impairment of some of our affected broadcasting licenses on a stand-alone basis. See "—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in further decrease in our audience share and therefore a material decrease in our advertising revenues.

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

        Any future changes in events or circumstances, such as changes in the economy or decreases in our audience shares or ratings, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Although we have entered and may continue to enter into hedging transactions in an effort to reduce some of our foreign exchange risk, we will be negatively impacted by any depreciation of the ruble.

        For the nine-month period ended September 30, 2010 the Russian ruble depreciated approximately 0.5% against the US dollar. The Russian ruble depreciated against the US dollar approximately 16.5% and 2.9% in 2008 and 2009, respectively.

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

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009 and 2010, we acquired several regional stations. While acquisitions represent an important component of our growth strategy, the integration of new businesses poses significant risks to our existing operations, including:

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

        On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks TNT and REN-TV (owned by National Media Group). Domashny and DTV compete for advertising revenues primarily with other smaller channels such as TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2009, Channel One had an average audience share of 18.9%, while Rossiya's was 17.2% and NTV's was 14.1%. During the first nine months of 2010, Channel One had an average audience share of 18.1%, while Rossiya's was 16.3% and NTV's was 15.3%. CTC's average audience share during 2009 and the nine months ended September 30, 2010 were 9.0% and 8.7%, respectively. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2010 we had contractual commitments for the acquisition of approximately $41.4 million in programming rights through 2010 and $126.7 million in 2011-2012. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        The Russian government has taken various actions in past years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia.

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

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future. The stock market in general and, in particular, the market for companies whose operations are in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced in recent periods due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of October 29, 2010, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of October 29, 2010, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: November 3, 2010
CTC MEDIA, INC.
By:	/s/ ANNA POUTKO Anna Poutko Chief Accounting Officer Date: November 3, 2010

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002