Form 10-K/A
period 2009-12-31
CTC Media, Inc.
filed 2011-01-13
CIK 1354513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K §229.405 is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Market on such date, was $622,228,626. The registrant has no non-voting stock.

There were 154,227,746 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on April 22, 2009, referred to in Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) is being filed for the following reasons:

(1)                                  in response to comments from the staff of the Securities and Exchange Commission to amend the following portions of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 1, 2010 (the “Original 10-K”) incorporated by reference from our Proxy Statement for the Annual Meeting of Stockholders held on April 22, 2010 (the “Proxy Statement”):

•                                          The paragraph under the heading “Board Leadership Structure” on page 11 of the Proxy Statement;

•                                          The second paragraph under the heading “Philosophy and Objectives of Our Compensation Program” on page 24 of the Proxy Statement;

•                                          The second paragraph under the heading “Annual Performance-Based Cash Bonuses” on page 27 of the Proxy Statement;

•                                          The first and third paragraphs under the heading “Additional Discretionary Cash Bonuses for 2009” on page 32 of the Proxy Statement;

•                                          The sixth paragraph under the heading “2009 Incentive Plan” on page 34 of the Proxy Statement;

•                                          The sixth paragraph under the heading “CEO Option Agreement” on page 35 of the Proxy Statement;

•                                          The table and related footnotes under the heading “2009 Summary Compensation Table” on pages 39-41 of the Proxy Statement; and

•                                          The table and related footnotes under the heading “Grants of Plan-Based Awards in Fiscal Year 2009” on pages 42-43 of the Proxy Statement,

(2)                              to revise Item 1A of the Original 10-K to amend the risk factor entitled “The loss of licenses, or the failure to comply with terms of licenses, could have an adverse affect on our business” on pages 21-22 of the Original 10-K and to delete the risk factor entitled “The inability of our affiliates to renew existing licenses upon expiration of their terms could result in the loss of audience share” on page 22 of the Original 10-K; and

(3)                                  to amend the cover page of the Original 10-K (as shown on the cover page of this Form 10-K/A) to reflect the fact that we are now, and were at the time of the filing of the Original 10-K, a large accelerated filer rather than an accelerated filer.

Filed as exhibits to this Form 10-K/A are new certifications in accordance with SEC rules.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Original 10-K.  This Form 10-K/A continues to speak as of the date of the Original 10-K and other than as specifically reflected in this Form 10-K/A and does not reflect events occurring after the filing of the Original 10-K.

PART I

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

In December 2009, the “Law on Advertising” was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that sells all of our national advertising and substantially all of our regional advertising, currently controls more than 35% of the Russian TV advertising market.

As a result of this amendment, we anticipate that the structure of the Russian TV advertising market will change and that the number of sales houses will increase. In addition, it is possible that a greater portion of TV advertising sales will be made directly by broadcasters’ in-house sales teams, rather than through sales houses.

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

National television advertising in Russia and other CIS countries has historically not been placed directly with broadcasters, but rather through so-called “sales houses”. In Russia, Video International currently controls the placement of a large portion of our national television advertising, and also places local advertising for our regional television stations. Revenues generated through Video International accounted for approximately 95% of our total operating revenues in 2007, 96% in 2008 and 94% in 2009.

The length of our agreements with Video International varies, with the agreements relating to our CTC, Domashny and DTV Television Station Groups expiring at the end of December 2010 and the agreement relating to our CTC Network expiring at the end of December 2012. Agreements relating to our Domashny and DTV Networks expire at the end of December 2014. Our current agreements with Video International are terminable upon 180 days’ notice by either party, and we cannot guarantee that the Video International agreements will not be terminated prior to the scheduled expiration, or that if they are terminated we will be able to conclude replacement agreements that provide us with the same level of advertising revenues or other benefits as the current agreements.

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

Early termination of our agreements with Video International, its inability or failure to continue to forward advertising fees to us, its failure to achieve targeted levels of advertising sales and any other disruption in our relationship with Video International resulting from the recent amendment to the Russian advertising law or otherwise would likely have a material adverse effect on our business, financial condition and results of operations. See “—Recent changes in Russian law may fundamentally change the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations”.

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

Effective January 1, 2009, the audience measurement system was modified in response to an updated census that demonstrated changes in Russia’s demographics. This census showed that the relative percentage of children, particularly teenagers, in the overall population decreased significantly due to the effect of a material drop in the birth rate in Russia from 1990 to 1995. We currently estimate that the modification in the audience measurement system decreases CTC’s target audience share by up to 0.7 percentage points compared with the system that was in place prior to 2009, which negatively affects CTC’s advertising revenues.

Starting from July 2009, TNS Gallup Media weights the panel of measured cities based on broadcasters’ technical penetration in a larger group of 125 cities. Following this change, our audience share could be negatively affected if we were to lose an affiliate in one of that larger group of cities, or if our technical penetration in those additional cities were to be lower than our average technical penetration.

In January 2010, the size of the panel itself was increased from 65 to 72 cities. Each of our Russian networks broadcast in these additional cities, mostly through cable or independent affiliates. In addition, TNS Gallup Media made changes to the relative weighting of the cities in the panel. Although this re-weighting did not have a negative effect on our revenues on a consolidated basis, it did result in an impairment of some of our affected broadcasting licenses on a stand-alone basis. See “—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income.”

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

In May 2008, the law “On foreign investments in economic entities that have strategic importance for defense and security of the state” (the “Ownership Law”) came into effect in Russia. The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in “strategically important” industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. It is anticipated that such approval will generally require at least six months.

The Ownership Law contains a “grandfathering” provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media’s pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, will violate the Ownership Law or require any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may in any event ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

In addition to the Ownership Law discussed above, the law “On Mass Media” (the “Mass Media Law”) also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media’s direct ownership in the CTC Network and each of our owned-and-operated stations below 50%. CTC Media’s direct ownership of Domashny and the DTV Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a “founder of a television or video program” for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

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

The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In February 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the “Channel 31 Group”). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31’s broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group.

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

We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2009, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our networks’ target demographics. Continued decline in the appeal of television generally and, in particular, in our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium, which, in turn, could have a material adverse effect on our results of operations.

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

A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. Until recently, the broadcasting licenses of our affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast. Our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

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

We seek to enter into formal agreements with our independent affiliate stations that govern various aspects of the broadcast of our network programming. These agreements generally provide each party with the right to terminate the agreement on 60 or 90 days’ notice without penalty. In certain instances, particularly in smaller cities and towns and with local cable networks, our arrangements are governed by letters of understanding that provide us with only limited recourse in the event of a disagreement. If an independent affiliate in a larger market, particularly in a city where audiences are measured and in which we do not own and operate a station, were to terminate its agreement with us, sell itself to a competing network or lose the ability to broadcast our signal, it could result in a decrease in our audience share.

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

As a result of this request, some of our cable television operators, including Mostelecom, which is the primary carrier of our networks’ signals in Moscow, indicated that they might be required to begin charging us transmission fees for carrying our signals on their networks. We and representatives of other Russian broadcasters met with the Russian Ministry of Telecommunications in the second quarter of 2007 to understand the ramifications of this inquiry. It was agreed that the broadcasters and cable television operators should try to resolve this issue independently, without involvement of the Russian Ministry of Telecommunications, by the end of 2007. While discussions continue on resolving this matter, to date, no resolution has been reached and no further actions have been taken.

If we were to be denied continued access to the cable systems that carry our networks’ signals in Moscow or St. Petersburg, our technical penetration would be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Moreover, if we were required to pay transmission fees to these cable operators, our operating costs would be increased, possibly materially.

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

Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2008, Channel One had an average audience share of 20.9%, while Rossiya’s was 17.3% and NTV’s was 13.3%. During 2009, Channel One had an average audience share of 18.9%, while Rossiya’s was 17.2% and NTV’s was 14.1%. CTC’s average audience share during both 2008 and 2009 was 9.0%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

One of our principal stockholders, MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB (“MTG”), acquired a 50% interest in Raduga Holdings in February 2010. Raduga is the sole owner of LCC DaoGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. All of our Russian networks are currently carried by Raduga TV.

Although we do not currently operate in the pay-TV market, and do not currently compete with Raduga TV, MTG’s interest in another Russian television business may result in conflicts of interest among MTG, our company and our other stockholders in circumstances in which our interests are not aligned. We can provide no assurance that any such conflicts will be resolved in our favor.

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

In addition, an effective parent is secondarily liable for an effective subsidiary’s debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of an effective parent. This is the case no matter how the effective parent’s capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary’s losses from the effective parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in CTC Media’s position as an effective parent, it could be liable in some cases for the debts of its effective subsidiaries. Although the total indebtedness of CTC Media’s effective subsidiaries is currently immaterial, it is possible that CTC Media could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

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

In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan, Uzbekistan and Moldova. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in “—Risks relating to doing business and investing in Russia”.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

ELECTION OF DIRECTORS

Our By-Laws provide for a Board of Directors that is divided into three classes. One class is elected each year and members of each class hold office for three-year terms. The term of the Class I Directors expires at the 2010 Annual Meeting, the term of the Class II Directors expires at the 2011 Annual Meeting, and the term of the Class III Directors expires at the 2012 Annual Meeting. Mathias Hermansson, Lev Khasis and Werner Klatten currently serve as Class I Directors of the Company and are proposed for re-election as Class I Directors. If they are re-elected, Messrs. Hermansson, Khasis and Klatten each would hold office until our annual meeting of stockholders in 2013 and until his successor is duly elected and qualified. Each nominee has consented to being named herein, and, if re-elected, to serve as a director until his successor is duly elected and qualified. There are no family relationships between or among any of our officers or directors.

In accordance with the terms and conditions of a stockholders’ agreement (the “Stockholders’ Agreement”) dated May 12, 2006 by and among CTC Media, MTG Russia AB (“MTG Russia”), a wholly owned subsidiary of Modern Times Group MTG AB, and Alfa CTC Holdings Limited (“Alfa”), our Board of Directors comprises nine members, three of whom are currently designated by MTG Russia and three of whom are designated by Alfa. Pursuant to the terms of the Stockholders’ Agreement, Messrs. Aven, Sysuev and Khasis have been designated by Alfa and Messrs. Albrecht and Hermansson and Ms. Gofman have been designated by MTG Russia. In addition, pursuant to the Stockholders’ Agreement, our Board of Directors designates three additional directors for election, each of whom are to qualify as “independent” for audit committee purposes under applicable Nasdaq and SEC rules and regulations, by a simple majority. See “Corporate Governance—Director Nomination Process”.

Shares represented by all proxies received by our Board of Directors and not so marked as to withhold authority to vote for an individual director will be voted (unless one or more nominees are unable or unwilling to serve) for the election of the nominees named below. Our Board of Directors expects that each of the nominees named below will be available for election, but if any of them is not a candidate at the time the election occurs, it is intended that such proxies will be voted for the election of a substitute nominee to be designated by our Board of Directors.

Directors

Set forth below are the names and ages of each member of our Board of Directors (including those who are nominees for re-election as Class I Directors) and the positions and offices held, principal occupation and business experience during at least the past five years, the names of other publicly held companies of which the individual currently serves as a director or has served as a director during the past five years, and the year of commencement of the term as director of CTC Media. Information with respect to the number of shares of common stock beneficially owned by each director, directly or indirectly, as of March 1, 2010, appears in this proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management”. In addition to the information presented below regarding each nominee’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he or she should serve as a director, we also believe that all of our director nominees have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to CTC Media and our Board of Directors.

Name	Age	Title	Class to Which Director Belongs
Hans-Holger Albrecht(1)(3)	46	Co-Chairman of the Board of Directors	Class III
Peter Aven(1)(3)	55	Co-Chairman of the Board of Directors	Class III
Tamjid Basunia(2)	64	Director	Class II
Charles J. Burdick(1)(2)	58	Director	Class III
Irina Gofman	39	Director	Class II
Mathias Hermansson(4)	37	Director	Class I
Lev Khasis(5)	43	Director	Class I
Werner Klatten(2)(3)	64	Director	Class I
Oleg Sysuev	57	Director	Class II

(1)                                  Member of Compensation Committee.

(2)                                  Member of Audit Committee.

(3)                                  Member of Nominating and Corporate Governance Committee.

(4)                                  Mathias Hermansson was designated to serve as a member of our Board of Directors on December 17, 2009 by our stockholder MTG Russia, pursuant to the Stockholders’ Agreement and as described in the section below titled “Director Nomination Process”. Mr. Hermansson replaced Kaj Gradevik, who served as a member of our Board of Directors from July 2002 until his resignation on December 17, 2009.

(5)                                  Lev Khasis was designated to serve as a member of our Board of Directors on April 20, 2009 by our stockholder Alfa, pursuant to the Stockholders’ Agreement and as described in the section below titled “Director Nomination Process”. Mr. Khasis replaced Elena Grechina, who served as a member of our Board of Directors from March 28, 2008 until her resignation on April 20, 2009.

Hans-Holger Albrecht.  Mr. Albrecht has been a member of our Board of Directors since July 2002 and was appointed Co-Chairman in December 2003. He is president and CEO of Modern Times Group MTG AB, a publicly listed television and media group based in Sweden (“MTG”), which is an affiliate of one of our principal stockholders. Mr. Albrecht joined MTG in 1997 and has served as its president and CEO since August 2000. Prior to joining MTG, Mr. Albrecht worked for Daimler-Benz and for the CLT media group in Luxembourg, where he had responsibility for SuperRTL and CLT’s Digital-TV project, as well as for all television activities and development in Germany and Eastern Europe. Mr. Albrecht also serves as a director of Constantin Median AG, a German listed company. We believe Mr. Albrecht’s qualifications to sit on our Board of Directors include his extensive experience in the media and television industries, including his executive leadership and management experience as CEO of a major publicly held media company and as a director of a listed German television company.

Peter Aven.  Mr. Aven has been a member of our Board of Directors since July 2002 and was appointed Co-Chairman in December 2003. Mr. Aven is president of Alfa Bank, one of Russia’s largest commercial banks, where he is responsible for overall strategy and for relations with business and government leaders. An affiliate of Alfa Bank is one of our principal stockholders. Prior to joining Alfa Bank in 1994, Mr. Aven was Minister of Foreign Economic Relations for the Russian Federation (1991 to 1992). He had previously worked at the International Institute for Applied Systems Analysis in Austria. Mr. Aven is an internationally recognized economist and the author of works on econometrics and Russian agricultural reform. He holds a Ph.D. in Econometrics from Moscow State University. Mr. Aven is currently a trustee of the board of directors of the Russian Economics School and of the Board of the Association for National Financial Reporting Standards, a member of the Board of Russian Union of Industrialists and Entrepreneurs and of the Board of the Competitiveness and Entrepreneurship Council of the government of the Russian Federation, a trustee of the Centre for Economic Policy Research and of the Eisenhower Fellowships Board, and is the chairman of the Russia-Latvia Business Council. He also has served, since 2007, as the Chairman of the Board of Directors of AlfaStrakhovanie. We believe Mr. Aven’s qualifications to sit on our Board of Directors include his extensive experience in the Russian business world and his past experience in the Russian government, which allows him to contribute a deep understanding of the Russian market to our Board of Directors.

Tamjid Basunia.  Mr. Basunia has been a member of our Board of Directors since June 2006. Mr. Basunia was a partner at PricewaterhouseCoopers L.L.P. for more than 20 years until his retirement in December 2005, working in London, Eastern Europe, the Middle East and, for 11 years, the Russian Federation. Mr. Basunia has worked in audit and business advisory roles for banks and other financial institutions, assisting on a variety of issues such as strategy, profitability reviews, risk management and human resource policies. His role at PricewaterhouseCoopers included serving as chairman of the supervisory board for Eastern European operations and as chairman of the audit committee for more than ten years. Mr. Basunia was also chairman of the regulatory group established by the principal international accounting firms in the Russian Federation. Mr. Basunia is a fellow of the Institute of Chartered Accountants in England and Wales. Since July 1, 2008, Mr. Basunia has served as a non-executive director and Chairman of the Audit Committee of Promsvyaz Bank, a privately owned bank in Russia. We believe Mr. Basunia’s qualifications to sit on our Board of Directors include his extensive experience at a major accounting firm and his significant financial expertise, as well as his experience providing audit and business advisory services, particularly in Russia.

Charles Burdick.  Mr. Burdick has been a member of our Board of Directors since June 2006. Mr. Burdick has an extensive background in telecommunications and media, with over 25 years experience in the industry. Until July 2005, he was chief executive officer of HIT Entertainment Plc, a publicly listed provider of pre-school children’s entertainment. From 1996 to 2004, he worked for Telewest Communications, the second largest cable television company in the United Kingdom, serving as chief financial officer and chief executive officer. In these roles he oversaw the financial and operational restructuring of Telewest and was responsible for leading and financing the acquisitions of a number of cable companies. Mr. Burdick has also held a series of financial positions with TimeWarner, US WEST and MediaOne, specializing in corporate finance, mergers and acquisitions, and international treasury. Mr. Burdick currently serves as a non-executive director and chairman of Comverse Technologies, formerly a NASDAQ-listed company, currently listed on the “Pink Sheets”. We believe Mr. Burdick’s qualifications to sit on our Board of Directors include his executive leadership and management experience at publicly held companies.

Irina Gofman.  Ms. Gofman has been a member of our Board of Directors since July 2008. Ms. Gofman has served as CEO of MTG-Russia and CIS since 2008 and is employed by an affiliate of MTG Russia. Prior to joining MTG, Ms. Gofman served as managing partner (media) of ESN Group, a Moscow-based investment and management company. Before joining ESN Group, Ms. Gofman was chief executive officer of Rambler Media Group, a Moscow-based internet media and services group, from 2004 to 2007. During her time at Rambler Media Group, Ms. Gofman led that company’s initial public offering and listing on the Alternative Investment Market (AIM), a sub-market of the London Stock Exchange. Before joining Rambler Media Group, Ms. Gofman worked as chief operating officer of the DTV Russian television network from 2002 to 2004. We acquired the DTV network from an affiliate of MTG Russia in April 2008. Ms. Gofman has a Ph.D. in Philology from Moscow State University and an MBA from Babson College. We believe Ms. Gofman’s qualifications to sit on our Board of Directors include her experience in the media and television industries and her understanding of the Russian market.

Mathias Hermansson.  Mr. Hermansson joined our Board of Directors in December 2009. He was appointed Chief Financial Officer of MTG in March 2006, prior to which he served as Group Financial Controller between 2001 and 2006 and held various financial positions at MTG’s Viasat Broadcasting, Radio and Internet Retailing businesses. Mr. Hermansson also served as Finance Director at the North American operations of MTG’s former subsidiary Metro International S.A. and, prior to joining MTG in 1999, worked for Unilever Sweden. We believe Mr. Hermansson’s qualifications to sit on our Board of Directors include his experience as CFO of a major publicly held media company, as well as his executive leadership and management experience.

Lev Khasis.  Mr. Khasis joined our Board of Directors in April 2009. He is the Chief Executive Officer and Chairman of the Management Board of X5 Retail Group N.V. (“X5”), the largest retail company in Russia by sales. Before the merger between “Perekrestok” and “Pyaterochka” which formed X5 in May 2006, Mr. Khasis served as the Chairman of the Perekrestok Supervisory Board. Mr. Khasis has held a number of senior board and management positions, including Chairman of the Board of “Trading House GUM”, and Chairman of the Board of “Trade House TsUM”. Since February 2008, Mr. Khasis has served as the Chairman of the Russian Association of Companies of Retail Trade (ACORT), and since June 2005 as a member of the Management Board of OJSC Transaero Airlines. Since May 2006, Mr. Khasis has also been a member of the Alfa Group Consortium’s Supervisory Board, which is a consultative body that provides advice and consultation to the Alfa group of companies. Mr. Khasis holds Ph.D.s in Economics, Law and Technology. We believe Mr. Khasis’ qualifications to sit on our Board of Directors include his experience as CEO and Chairman of Russia’s largest retailer, including his extensive experience in the Russian business world and his leadership and management experience.

Werner Klatten.  Mr. Klatten has been a member of our Board of Directors since June 2006. Mr. Klatten is currently vice chairman of the supervisory board of Constantin Medien AG, a German publicly traded media and marketing company focused on sports and entertainment, as well as president of Highlight Communications AG, an affiliate company of Constantin Medien AG. From September 2001 until August 2008 Mr. Klatten was Chief Executive Officer and chairman of the management board of Constantin Medien AG. Early in his career, Mr. Klatten joined Martin Brinkmann AG in 1977 as senior legal advisor. In 1984, he was appointed to the board of directors of Martin Brinkmann, where he was responsible for marketing and one year later became chairman of that board of directors. In 1988, Mr. Klatten moved to become chief executive officer of the television channel Sat. 1. In 1994, he moved to Spiegel-Verlag as management executive in charge of markets and revenue. Ultimately, he assumed management of Spiegel TV and, in September 2000, he became the chairman of the board of directors of SpiegelNet AG. Mr. Klatten studied jurisprudence and began his career practicing law in Hamburg, Germany. We believe Mr. Klatten’s qualifications to sit on our Board of Directors include his experience as a director of a German publicly held media company and his past executive leadership and management experience at other media companies.

Oleg Sysuev.  Mr. Sysuev has been a member of our Board of Directors since October 2003. He is first deputy chairman of the board of directors of Alfa Bank, where he is responsible for the bank’s regional branch network and banking in the regions. An affiliate of Alfa Bank is one of our principal stockholders. Prior to joining Alfa Bank in 1999, Mr. Sysuev held senior posts in the Russian Federation government. Under President Yeltsin, Mr. Sysuev was First Deputy Head of the Presidential Administration (1998-99), Vice-Premier of the Federal Government and Minister of Labor and Social Development (1997-98). He previously served as Mayor of Samara (1992-97) and he also represented Russia in the Council of the European Congress of Local and Regional Government. Mr. Sysuev was also president of the Board of the Congress of Municipalities of Russia (from 2000 to 2006), a member of the Presidential Council for Local Government, and deputy chairman of the Presidential Committee for Literature and the Arts. He also serves as a director of AlfaStrakhovanie, Alfa Asset Management and Rosvodokanal, a Russian water utility company. Mr. Sysuev is also Chairman of the largest Russian charitable organization, the Life Line Charity Fund. He has published numerous articles on the structures of post-Soviet Russia. We believe Mr. Sysuev’s qualifications to sit on our Board of Directors include his experience in the Russian business world as a director of a major Russian bank, as well as his extensive experience in the Russian government.

*******

Executive Officers

The following is a brief summary of the background of each of the currently serving named executive officers of CTC Media:

Anton Kudryashov.  Mr. Kudryashov, age 42, joined CTC Media in August 2008 as our Chief Executive Officer. Mr. Kudryashov started his professional career with the international investment bank Credit Suisse First Boston. Later, he became one of the founding partners of Renaissance Capital, a Moscow-based investment bank. During his career, Mr. Kudryashov has also held senior executive positions in insurance and private equity. In 2002-2003, he served as restructuring CEO of NTV-Plus. In 1998, Mr. Kudryashov founded the Russian publishing company Afisha Publishing House, and was the chairman of its board until 2006. Mr. Kudryashov is a graduate in Economics from Moscow Finance Institute and did his post-graduate studies at the London School of Economics.

Boris Podolsky.  Mr. Podolsky, age 37, joined CTC Media in December 2007 as our Chief Financial Officer. From 2004 to 2007, Mr. Podolsky served as director of finance, corporate reporting and compliance of Mobile TeleSystems, briefly serving as its acting chief financial officer in 2006. From March to December 2007, Mr. Podolsky was officially responsible for the tax, accounting and reporting functions at MTS. From 1994 to 2004, he held numerous positions at Ernst & Young, including five years as Manager, Assurance and Compliance, Corporate Finance & Transaction Support-USA, where he provided audit and transaction support services for a number of global media companies. He most recently served as Senior Manager of Assurance and Compliance-Russia, where he provided project leadership for several pre-IPO projects. Mr. Podolsky is a Certified Public Accountant and received a Masters in Economics, with Honors, from St. Petersburg University of Economics and Finance.

Viacheslav Murugov.  Mr. Murugov, age 41, joined us in 2005 and currently serves as our Chief Content Officer. Prior to holding this position, Mr. Murugov served as an executive producer and department director at our CTC Network. Mr. Murugov also served as acting General Director of our DTV Group in 2009. Before joining us, Mr. Murugov was a producer at REN TV from 2001 to 2005. Mr. Murugov was also a co-founder, a member of the board of directors, and creative director of LEAN-M, a Russian television production company, until he sold his interest in 2009. Mr. Murugov graduated from the Tver (Kalinin) Suvorov Military School in 1986 and from the Penza Artillery Engineering College in 1991. He is also a graduate of the TV journalism department of Moscow State University.

Viacheslav Sinadski.  Mr. Sinadski, age 43, joined CTC Media in May 2007 and currently serves as our Chief Strategy Officer, in charge of corporate strategy, business development and M&A transactions. Prior to joining CTC Media, he was a managing director of Alfa Capital Partners private equity fund and worked as managing director and a member of the board of OJSC Narzan, where he was responsible for strategy, business development and M&A activities. He was also a co-founder of the corporate finance division of Deloitte & Touche in Russia, where he served as a head of corporate finance department. He later served as director of investment banking with Troika Dialog. From 1991-2000, Mr. Sinadski worked in the United States with AT Kearney, PWC and Cannon Associates, a Bain & Co. spin-off. He is a graduate of Moscow Automotive Institution, and holds an MBA degree from J.L. Kellogg Graduate School of Management, Northwestern University.

Sergey Petrov.  Mr. Petrov, age 38, joined CTC Media in 1998 and was appointed General Director of our Television Station Groups in March 2006 and Chief Infrastructure Officer in November 2008. He also serves as General Director of our CTC Moscow station. He previously held a number of positions with us, including Director of the CTC Sales Department from 2000 until March 2006 and Director of CTC Distribution from 1999 through 2000.

Natalia Albrekht.  Ms. Albrekht, age 37, joined CTC Media in October 2008 as our Chief Organization Development Executive, and also assumed responsibility for Human Resources and Administration in 2009. Before joining us, Ms. Albrekht was the head of the personal insurance development center of the Rossgosstrakh Group, a group of insurance companies, in Moscow from 2006 to 2008. From 2005 to 2006, Ms. Albrekht was the head of operations at IES Holding, a power supply and gas distribution company. From 2002 to 2005, Ms. Albrekht was the head of client services at NTV-Plus, a Russian satellite pay-TV company. Ms. Albrekht is a graduate from Bauman Moscow State Technical University.

Our executive officers are elected by our Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among any of our executive officers or directors.

*******

Audit Committee

The Audit Committee’s responsibilities include:

•                  appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•                  overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;

•                  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•                  monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•                  overseeing our internal audit function;

•                  establishing procedures for the receipt and retention of accounting- related complaints and concerns;

•                  meeting independently with our internal auditing staff, independent registered public accounting firm and management;

•                  reviewing and approving or ratifying any related person transactions; and

•                  preparing the audit committee report required by SEC rules, which is included on page 16 of this proxy statement.

The members of our Audit Committee are Messrs. Basunia, Burdick and Klatten. Our Board of Directors has determined that Tamjid Basunia is an “audit committee financial expert” as defined by applicable SEC rules. Our Audit Committee met six times during 2009.

*******

Board Leadership Structure

Pursuant to the terms of our Stockholders’ Agreement, Hans-Holger Albrecht and Peter Aven have been designated as Co-Chairmen of our Board of Directors by MTG Russia and Alfa, respectively. Mr. Albrecht is the president and CEO of Modern Times Group MTG AB, an affiliate of our largest stockholder that owns over 38% of our outstanding capital stock. Mr. Aven, is the president of Alfa Bank, an affiliate of our second largest stockholder that owns over 25% of our outstanding capital stock. As detailed in their respective biographical information under “Proposal One: Election of Directors – Directors”, Mr. Albrecht has extensive experience in the media and television industries and Mr. Aven has broad experience in the Russian business world and a deep understanding of the Russian market.  Given that our Co-Chairmen are executives of companies that have substantial ownership stakes in our company and in light of the relevance of their experience to our business, our Board of Directors believes that our Co-Chairmen are uniquely able to understand and advocate for the rights and interests of our stockholders and are particularly well-suited to representing the interests of all of our stockholders. In addition, our Board of Directors has separated the role of Chief Executive Officer because it believes, at this time, that this structure best enables our Board to ensure that CTC Media’s business and affairs are managed effectively and in the best interests of stockholders.

*******

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is posted on the “Corporate Governance” section of our website, www.ctcmedia.ru. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

*******

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires executive officers, directors, and stockholders who beneficially own more than ten percent (10%) of the Company’s stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the SEC and any national securities exchange on which our securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file.

In the last few months, we undertook an extensive review of the Section 16(a) reports filed on behalf of each director and executive officer of the Company as of December 31, 2009 to determine whether all of their reportable transactions in our common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. Our review revealed that there were a number of transactions, primarily related to options previously granted, that were not timely reported and, as a result, the applicable executive officers and directors undertook to file corrected Section 16(a) reports. Since conducting its review, we are developing new procedures to ensure improved compliance on an on-going basis with the reporting requirements under Section 16(a).

The following is a list of the late filings of Section 16(a) reports since the beginning of the fiscal year ended December 31, 2007 by our executive officers and directors that were serving as of December 31, 2009:

•                  Mathias Hermansson, a member of our Board of Directors, did not file a Form 3 to report his appointment to our Board of Directors on December 17, 2009 and his beneficial ownership, through his management role at MTG, of 60,008,800 shares of our common stock;

•                  Irina Gofman, a member of our Board of Directors, did not file a Form 3 to report her appointment to our Board of Directors on July 9, 2008 and her beneficial ownership, through her management role at MTG, of 60,008,800 shares of our common stock;

•                  Lev Khasis, a member of our Board of Directors, did not file a Form 3 to report his appointment to our Board of Directors on April 20, 2009;

•                  Anton Kudryashov, our Chief Executive Officer, did not file (i) a Form 3 to report his appointment as our Chief Executive Officer on August 4, 2008 and (ii) a Form 4 to report an option to purchase 3,042,782 shares of our common stock granted as of November 7, 2008;

•                  Boris Podolsky, our Chief Financial Officer, did not file (i) a Form 3 to report his appointment as our Chief Financial Officer on December 10, 2007, (ii) a Form 4 to report an option to purchase 400,000 shares of our common stock granted on December 10, 2007, and (iii) a Form 4 to report an option to purchase 600,000 shares of our common stock granted on October 22, 2009;

•                  Viacheslav Murugov, our Chief Content Officer, did not file (i) a Form 3 to report his appointment as our Chief Content Officer in October 2008 and an option to purchase 75,000 shares of our common stock granted on May 1, 2007, and (ii) a Form 4 to report an option to purchase 1,000,000 shares of our common stock granted on October 22, 2009;

•                  Sergey Petrov, our Chief Infrastructure Officer, did not file a Form 4 to report an option to purchase 400,000 shares of our common stock granted on October 22, 2009;

•                  Viacheslav Sinadski, our Chief Investment Officer, did not file (i) a Form 3 to report his appointment as our Chief Investment Officer on May 2, 2007, (ii) a Form 4 to report an option to purchase 150,000 shares of our common stock granted on May 2, 2007, and (iii) a Form 4 to report an option to purchase 400,000 shares of our common stock granted on October 22, 2009;

•                  Natalia Albrekht, our Chief Organization Development, Human Resources and Administration Executive, did not file (i) a Form 3 to report her appointment as an executive officer and (ii) a Form 4 to report an option to purchase 300,000 shares of our common stock granted on October 22, 2009; and

•                  Anna Poutko, our Chief Accounting Officer, did not file (i) a Form 3 to report her appointment as our Chief Accounting Officer on January 1, 2008 and (ii) a Form 4 to report an option to purchase 90,000 shares of our common stock granted on October 22, 2009.

On February 16, 2010, Mr. Khasis filed a late Form 3, and Mses. Gofman, Albrekht and Poutko and Messrs. Kudryashov, Podolsky, Murugov, Petrov and Sinadski each filed a Form 5 to report the applicable appointments and transactions described above. On April 1, 2010, Mr. Hermansson filed an amended late Form 3 to report his appointment to our Board of Directors and beneficial ownership, through his management role at MTG, of shares of our common stock.

Item 11. Executive Compensation.

INFORMATION ABOUT EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors establishes our overall compensation policies and administers the compensation programs in respect of our executive officers. Our Board of Directors has adopted a Compensation Committee charter, which we have made available on our website at www.ctcmedia.ru/investors.

The responsibilities of the Compensation Committee include:

•                  reviewing and approving, or recommending for approval by our Board of Directors, the compensation and benefits of our CEO and other named executive officers, including the structure and levels of salary, bonuses and other incentive compensation, equity compensation (including awards to induce employment), executive perquisites, deferred compensation (if any), severance arrangements, change-in-control benefits and other forms of executive officer compensation;

•                  overseeing the evaluation of our senior executives;

•                  periodically reviewing and making recommendations to our Board of Directors with respect to incentive compensation plans and equity-based plans;

•                  administering our stock incentive plans; and

•                  preparing any report on executive compensation required by the rules and regulations of the SEC.

The members of our Compensation Committee are Mr. Burdick (chairman), and the two Co-Chairmen of our Board of Directors, Mr. Albrecht and Mr. Aven. We believe that having the Co-Chairmen of our Board of Directors closely involved in compensation matters allows us to leverage their extensive understanding of the relevant business and geographic markets when structuring our compensation programs. Mr. Albrecht is CEO of Modern Times Group MTG AB, an affiliate of our largest stockholder, which is itself a publicly listed company actively engaged in the television broadcasting business throughout Central and Eastern Europe, as well as in Scandinavia. As such, he provides valuable insights with respect to market benchmarking on the structure and level of compensation in the television business. Mr. Aven is President of Alfa Bank, an affiliate of our second largest stockholder, which is actively involved in many industries in Russia. As such, he provides a valuable understanding of the geopolitical environment in which we operate, including informed perspectives on compensation at comparable businesses in Moscow. Moreover, as representatives of our two largest stockholders, which together hold the majority of our capital stock, Mr. Albrecht and Mr. Aven are uniquely positioned to ensure that our compensation programs are structured so as to align the interests of our executives with those of our stockholders. Under the chairmanship of Mr. Burdick, a former public company CEO who has served as a member of the board of another Nasdaq-listed company, we believe that our Compensation Committee is well positioned to ensure that our compensation programs serve to provide appropriate incentives to enhance stockholder value.

Anton Kudryashov, our CEO, is also actively involved in the executive compensation review process. Mr. Kudryashov reviews the performance of each of the executive officers (other than himself) and makes recommendations to the Compensation Committee regarding the salary, bonus and long-term incentive awards for each executive officer other than himself. Mr. Kudryashov, together with his executive team, sets the salary levels of other non-executive members of management. Although the salaries of non-executive employees are set by management, the Compensation Committee monitors and oversees the overall level, composition and structure of compensation across the Company.

The Compensation Committee has the authority to retain independent compensation consultants and to obtain independent advice and assistance from external advisors. In 2009, the Compensation Committee utilized the services of an independent compensation consultant, Frederic W. Cook & Co., Inc. (“FWC”), to advise on the structure and terms of the option grants made in the fourth quarter of the year. Although FWC was not engaged to undertake formal benchmarking efforts, it provided insights into customary market practices in this regard. FWC did not provide any additional services or receive any fees from the Company, other than in connection with its services to the Compensation Committee.

Philosophy and Objectives of Our Compensation Program

Our compensation programs are designed to provide remuneration at a level and in a manner that allows us to attract and retain capable executives to operate in our highly specialized field. Success in the television industry in Russia requires an intimate knowledge of the complexities of the business, including programming, network operations, affiliate relations, advertising, television station management and specialized financial and regulatory compliance and management. In addition to competing for broadcasting management talent, as a Nasdaq-listed Delaware corporation with its principal offices located in Russia, we must also compete for a relatively small number of available persons in our local market with the required knowledge of, and experience with, SEC compliance and US GAAP accounting matters. During 2009, we experienced particularly intense efforts by competitors to solicit key employees away from us. We believe that our senior executives have highly specialized backgrounds and qualifications that are critical to our success in our industry. Our compensation programs are designed to reward these executives for their roles in our success in a challenging environment, and to ensure that we are able to hire and retain the best talent in our markets.

In determining total compensation packages for an executive, we consider the executive’s qualifications and experience, scope of responsibilities and potential for taking on additional responsibilities, the goals and objectives established for the executive, the executive’s past performance, compensation levels at comparable companies, and internal pay equity. In light of the relatively high rate of inflation in Moscow in recent years, we have also customarily taken inflationary pressures into account. Although we do not have any formal policy or target for allocating between long-term and short-term compensation or between cash and different forms of non-cash compensation, the Compensation Committee does provide basic guidelines to the Board. These guidelines include (1) cash bonus targets for the CEO and his direct reports at 60% of base salary, and (2) equity compensation, generally in the form of stock options, equal to between 100-200% of base salary annually over the life of a specific grant, depending on the particular individual’s relative importance within the Company, with half of each grant vesting solely over time and half vesting only on the achievement of performance objectives. The Compensation Committee believes these guidelines provide the appropriate level and mix of the various components of compensation in order to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for the Company and its stockholders. Moreover, the Compensation Committee utilized a study provided by MTG, our largest stockholder, to obtain a general understanding of compensation practices in the

European media industry, and generally works closely with MTG to leverage MTG’s extensive understanding of compensation practices and levels in the European television industry.

Our Compensation Committee met five times in 2009 to review a variety of matters, including the structure of our equity program, performance objectives, employee benefits and issues relating to the departure of our former Chief Executive Officer and President, Alexander Rodnyansky.

Our Compensation Committee met in early February 2010 to review our executives’ performance and to recommend appropriate bonus awards for 2009, as well as compensation levels and certain performance goals for 2010. In March 2010, when there was greater visibility with respect to developments in the television advertising market in the year, our Compensation Committee finalized certain performance objectives for 2010. Our Compensation Committee intends to continue to meet early in each fiscal year to carry out these tasks and to meet from time to time throughout each fiscal year as needed to address compensation and succession matters at the executive level as they arise.

Risk Assessment

Our Compensation Committee has reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on our Company. In particular, our Compensation Committee believes that we have allocated our executives’ compensation among base salary and short- and long-term performance-based incentives in such a way as not to encourage excessive risk taking, while providing appropriate incentives for long-term value creation. In particular, we believe that our approach to setting performance goals, establishing targets with payouts at multiple levels of performance, and our regular evaluation of performance results assist the Committee in mitigating excessive risk-taking that could harm the value of our business or reward poor judgment by our executives.

Compensation Components

Our executive compensation packages include the following:

•                  Base salary;

•                  Annual performance-based cash bonuses;

•                  Equity incentives; and

•                  Other compensation.

Base Salary(1)

Our Compensation Committee seeks to establish base salaries for each position and level of responsibility that are competitive with those for executive officers in similar positions at comparable Moscow-based companies.

In light of the global financial and credit crisis during 2008 and 2009, our Compensation Committee generally held 2009 salaries for executive officers at the same levels as in 2008. For 2010, our Compensation Committee has approved increases in base salary for only three of our named executives, based on increases in their responsibilities as a result of our Company’s organizational restructuring during 2009. In light of the significant equity awards granted to senior executives in 2009 (described below), our Compensation Committee anticipates that any increases in base salary in the foreseeable future will be selective, taking into consideration the appropriate mix of short and long-term cash and equity compensation.

Under Russian law, employees are paid for vacation days and days worked on business trips not on the basis of the current year’s base salary but on the basis of a per day amount calculated by looking at the employee’s total salary and bonus compensation over the immediately preceding 12-month period. As a result, if an employee’s salary and bonus for the immediately preceding 12-

(1)  Prior to 2008, our executives’ salaries and bonuses were denominated in US dollars. As of January 1, 2008, all of the salaries and bonuses for executives employed by us at that time were converted to Russian rubles (RUR) using an exchange rate of RUR 25.00 to $1.00. In calculating the equivalent dollar amounts of any ruble compensation expenses described above for 2008, we have used the exchange rate of RUR 25.00 to $1.00. In calculating the equivalent dollar amounts of any ruble compensation expenses described above for 2009, we have used the monthly average exchange rate used in preparing our audited financial statements. The monthly average exchange rate for 2009 was RUR 31.75 to $1.00. The exchange rate between the Russian ruble and the US dollar as set by the Central Bank of the Russia Federation on March 24, 2010 was RUR 29.47 to $1.00.

month period, taken together, is greater than the employee’s current base salary, when an employee’s base salary is adjusted for vacation days and business trips, the employee’s actual salary for the year will be greater than what his or her base salary was set at for that year. The “actual” salary amounts reported below are adjusted for vacation days and business trips.

CEO.  Anton Kudryashov joined us as CEO in August 2008. With input from our compensation consultant, FWC, we set Mr. Kudryashov’s base salary at the Russian ruble equivalent of $660,000 (or RUR 15,490,000 based on the prevailing exchange rate on his start date) from his start date through December 31, 2009. Mr. Kudryashov’s actual salary for 2009 was RUR 15,562,390 ($490,154). For 2010, Mr. Kudryashov’s employment agreement provided that his base salary would be $750,000. We have agreed with Mr. Kudryashov that his previously agreed dollar-denominated 2010 base salary would be paid in rubles at each regular payroll date at the average exchange rate for the immediately preceding fiscal quarter.

Former CEO and President.  Alexander Rodnyansky served as our CEO until August 2008, as our President until August 2009, and as a member of our Board of Directors until December 2009. He received a base salary of RUR 13,750,000 ($555,200) in 2008 and received the same base salary in ruble terms in 2009. Pro rated for the period of employment during the year, Mr. Rodnyansky received a total base salary of RUR 5,785,834 ($182,231) in 2009. Mr. Rodnyansky did not receive a fee for serving on our Board of Directors.

CFO.  Boris Podolsky joined us as CFO in December 2007. After consultation with the executive search firm that we retained to help us identify qualified CFO candidates, we set Mr. Podolsky’s base salary from his start date through December 31, 2008 at $385,000. When we converted all executive salaries from dollars to rubles in January 2008, Mr. Podolsky’s base salary was set at RUR 9,625,000 ($387,065) for 2008 and his base salary in 2009 remained the same in ruble terms. Mr. Podolsky’s actual salary for 2009 was RUR 10,485,413 ($330,249) and his base salary for 2010 will remain the same as his 2009 base salary in ruble terms, RUR 9,625,000.

Chief Content Officer.  Viacheslav Murugov was promoted to Chief Content Officer in October 2008. Prior to his promotion, his base salary in 2008 was RUR 5,250,000 and it was thereafter increased to RUR 10,344,000. As a result, his base salary in 2008 was RUR 7,130,000 ($259,361). His base and actual salary in 2009 remained the same in ruble terms at RUR 10,344,000 ($325,795) and his base salary will remain the same in ruble terms for 2010.

Chief Strategy Officer.  Viacheslav Sinadski’s base salary in 2008 was RUR 7,500,000 ($300,000), and remained at this level in ruble terms in 2009. Mr. Sinadski’s actual salary for 2009 was RUR 8,013,859 ($252,405). For 2010, Mr. Sinadski’s base salary was set at RUR 9,216,000, primarily to reflect an increase in his responsibilities, as well as to adjust for the impact of exchange rate changes on his originally agreed salary, which was initially denominated in dollars.

Chief Infrastructure Officer.  Sergey Petrov’s base salary in 2008 was RUR 6,125,000 ($247,494) and his base salary for 2009 remained at RUR 6,125,000. His actual salary for 2009 was RUR 6,307,709 ($198,668). For 2010, Mr. Petrov’s base salary has been increased to RUR 7,200,000, reflecting his increased responsibilities, particularly with respect to broadcasting technology upgrades.

Chief Organization Development, Human Resources and Administration Executive. Natalya Albrekht joined us in October 2008 as Director of Organizational Development. Her base salary was RUR 7,586,040 ($238,930) in 2009. Ms. Albrekht’s actual salary for 2009 was RUR 7,616,444 ($239,888). During 2009, her role was significantly expanded to include Human Resources and Administration, and the number of her direct reports increased substantially. Her base salary has been increased to RUR 8,416,000 for 2010, to reflect her increased responsibilities.

Annual Performance-Based Cash Bonuses

Our executive officers and some of our non-executive employees are eligible for annual performance-based cash bonuses. These bonuses are generally set as a percentage of base salary; with respect to our sales personnel, annual cash bonuses are generally tied to the achievement of specific advertising sales targets.

For 2009, the maximum annual cash bonuses for our executive officers were set at 60% of base salary, and were tied to the achievement of specified performance and corporate objectives, each of which was given a specified weight in determining the overall bonus. For each objective, the Compensation Committee established a single target rather than differing levels of payouts for various levels of achievement. Although executives are therefore not automatically eligible for a portion of the bonus in the case of partial achievement of a given target, the Compensation Committee retains the discretion to give full credit for a specific objective on a case-by-case basis in the event of a minor deviation from the target or in other appropriate circumstances.  In practice, the Compensation Committee has only rarely exercised such discretion and anticipates that it will do so only in unusual circumstances, if at all, in the future.

For 2010, the bonus for our CEO will continue to be tied solely to the achievement of specified performance and corporate objectives; in the case of executives other than our CEO, 80% of these bonuses will be tied to the achievement of specified performance and corporate objectives, as described above, and 20% will be determined at the discretion of our CEO to reward exceptional contributions and achievements during the year. In the case of nonexecutive employees, 2010 bonuses will likewise be determined as follows: 80% upon the achievement of specified performance and corporate objectives, and 20% at the discretion of the relevant supervisor. We believe that by giving the relevant supervisor the discretion to award up to 20% of the maximum potential bonus, we can better ensure the flexibility to encourage and reward specific performance throughout the year.

CEO.  For 2009, Mr. Kudryashov’s maximum annual bonus was RUR 9,461,500 ($298,000), or 60% of his actual 2009 salary, and was subject to the achievement of specified performance objectives. Mr. Kudryashov achieved 90% of his overall performance objectives, with CTC channel audience share exceeding his base target but failing to reach the highest of three threshold targets established for him. In light of the relatively minor deviation from the highest threshold, as well as substantial over-achievement of certain other performance goals, the Compensation Committee determined to award him 100% of his maximum target bonus for 2009. His 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight	Target	Achieved?
Corporate
OIBDA margin(1)	25%	35.1%	✓
Total revenues, net (rubles in billions)	25%	15.6	✓
CTC channel audience share (all 6-54)	30%	11.9	only as to 2/3 of maximum target, or 20%
Functional
Technical penetration	10%	CTC-88% DTV-65% Domashny-68%	✓
Staff-related matters	10%	—	✓

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Mr. Kudryashov’s maximum annual bonus is $450,000, or 60% of his 2010 base salary, and is subject to the achievement of specified performance objectives. 65% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 10% is subject to the achievement of specified technical penetration improvements; and 25% is subject to the achievement of specific project goals (including the restructuring of the Company’s sales function, and target Domashny and DTV audience shares).

Former CEO and President.  Alexander Rodnyansky received no bonus for 2008 or 2009.

CFO. Mr. Podolsky’s maximum potential bonus for 2009 was RUR 5,775,000 ($181,890), or 60% of his base salary, based on the achievement of specified performance objectives. Based on the rate of achievement of such performance objectives, Mr. Podolsky was awarded 100% of his maximum target bonus for 2009. His 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight			Target	Achieved?
Corporate
OIBDA margin(1)	30%	)		35.1%	✓
Total revenues, net (rubles in billions)	30%	)	30%	15.6	✓
CTC channel audience share (all 6-54)	40%	)		11.9	✓
Functional
Introduction of budgeting by functions	50%	)			✓
Unqualified auditors’ report on 2009 financial statements	25%	)	60%		✓
Maintaining/improving high quality contact with investors	25%	)			✓
Finance staff-related matters			10%		✓

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Mr. Podolsky’s maximum annual bonus remains RUR 5,775,000, or 60% of his 2010 base salary, and is subject to the achievement of specified performance objectives. 30% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 50% is subject to the achievement of specific functional objectives (including specific finance department projects and defined DTV and Domashny audience share targets); and 20% is subject to the discretion of the CEO based on exceptional performance or specific additional contributions.

Chief Strategy Officer.  Mr. Sinadski’s maximum bonus for 2009 was RUR 4,818,529 ($151,765), or 60% of his 2009 actual salary, based on the achievement of specified performance objectives. Based on the rate of achievement of such performance objectives, Mr. Sinadski was awarded 85% of his maximum target bonus for 2009, or RUR 4,095,750 ($129,000). His 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight			Target	Achieved?
Corporate
OIBDA margin(1)	30%	)		35%	✓
Total revenues, net (rubles in billions)	30%	)	30%	15.6	✓
CTC channel audience share (all 6-54)	40%	)		11.9	✓
Functional
Long-term strategy and business plans of CTC, Domashny and DTV	70%	)		—	✓
Long-term strategy and business plan for new platforms development	10%	)	40%	—	✓
Strategy of CTC-I business	10%	)		—	✓
Strategy of digital media projects	10%	)		—	✓
Projects
Execution of deal schedule	50%	)		—	No
Economic efficiency of M&A (internal rate of return greater than weighted average cost of capital)	50%	)	30%	—	✓

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Mr. Sinadski’s maximum annual bonus is RUR 5,529,600, or 60% of his 2010 base salary, and is subject to the achievement of specified performance objectives. 30% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 50% is subject to the achievement of specific functional objectives (including increases in technical penetration through regional acquisitions, sales function restructuring, defined DTV and Domashny audience share targets, and the expansion of CTC-International); and 20% is subject to the discretion of the CEO based on exceptional performance or specific additional contributions.

Chief Content Officer.  Mr. Murugov’s maximum potential bonus for 2009 was RUR 6,206,400 ($195,477), or 60% of his base salary, based on the achievement of specified performance objectives. Based on the rate of achievement of such performance objectives, Mr. Murugov was awarded 78% of his maximum target bonus for 2009, or RUR 4,826,000 ($152,000). His 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight			Target	Achieved?
Corporate
OIBDA margin(1)	30%	)		35.1%	✓
Total revenues, net (rubles in billions)	30%	)	30%	15.6	✓
CTC channel audience share (all 6-54)	40%	)		11.9	✓
Functional
Domashny audience share (women 25-60)	20%	)		2.9	✓
DTV audience share (all 25-54)	20%	)	60%	2.3	No
DTV audience share (all 6-54)	35%	)		11.9	✓
Formalization of programming processes	25%	)		—	✓
Projects
Optimization of content prices			10%	—	No

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Mr. Murugov’s maximum potential bonus is RUR 6,206,400, or 60% of his 2010 base salary, and is subject to the achievement of specified performance objectives. 30% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 50% is subject to the achievement of specific functional objectives (including specific programming department projects and defined CTC channel core audience share targets and DTV and Domashny audience share targets); and 20% is subject to the discretion of the CEO based on exceptional performance or specific additional contributions.

Chief Infrastructure Officer.  Mr. Petrov’s maximum potential bonus for 2009 was RUR 3,810,000 ($120,000), or 60% of his 2009 actual salary, based on the achievement of specified performance objectives. Based on the rate of achievement of such performance objectives, Mr. Petrov was awarded 100% of his maximum target bonus for 2009. His 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight			Target	Achieved?
Corporate
OIBDA margin(1)	30%	)		35.1%	✓
Total revenues, net (rubles in billions)	30%	)	30%	15.6	✓
CTC channel audience share (all 6-54)	40%	)		11.9	✓
Functional
Technical penetration—CTC	35%	)		88%	✓
Technical penetration—Domashny	10%	)		68%	✓
Technical penetration—DTV	10%	)	60%	65%	✓
OIBDA margin—Television Station Groups	45%	)		45%	✓
Projects
Implementation new organizational structure and processes—Television Station Groups			10%	—	✓

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Mr. Petrov’s maximum potential bonus is RUR 4,320,000, or 60% of his 2010 base salary, and is subject to the achievement of specified performance objectives. 30% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 50% is subject to the achievement of specific functional objectives (including technical penetration improvements, Television Station Groups OIBDA margin, and defined DTV and Domashny audience share targets, as well as build out of a new broadcasting center); and 20% is subject to the discretion of the CEO based on exceptional performance or specific additional contributions.

Chief Organization Development, Human Resources and Administration Executive. Ms. Albrekht’s maximum potential bonus for 2009 was RUR 4,540,250 ($143,000), or 60% of her 2009 base salary, based on the achievement of specified performance objectives. Based on the rate of achievement of such performance objectives, Ms. Albrekht was awarded 100% of her maximum target bonus for 2009. Her 2009 bonus was subject to the achievement of the following performance objectives:

Performance Goal	Weight			Target	Achieved?
Corporate
OIBDA margin(1)	30%	)		35.1%	✓
Total revenues, net (rubles in billions)	30%	)	30%	15.6	✓
CTC channel audience share (all 6-54)	40%	)		11.9	✓
Functional
Implementation of new organizational structure	35%	)		—	✓
Pilot implementation of e-documents system; identification of vendor	30%	)		—	✓
Implementation of key performance indicators system	15%	)	50%	—	✓
Implementation of HR operational plan (grades, motivation system, HR administration)	20%	)		—	✓
Projects		)
Staff-related matters	40%	)	20%	—	✓
Intranet upgrade	60%	)		—	✓

(1)                                  As adjusted for non-recurring charges recorded in 2009, as approved by the Compensation Committee.

For 2010, Ms. Albrekht’s maximum potential bonus is RUR 5,049,598, or 60% of her 2010 base salary, and is subject to the achievement of specified performance objectives. 30% of the potential bonus is subject to the achievement of corporate objectives (including specific OIBDA margin (with such adjustments as may be approved by the Compensation Committee), total revenue and CTC audience share targets); 50% is subject to the achievement of specific functional objectives (including specific administrative and HR projects, relocation to a new headquarters facility, and defined DTV and Domashny audience share targets); and 20% is subject to the discretion of the CEO based on exceptional performance or specific additional contributions.

Additional Discretionary Cash Bonuses for 2009

In early 2009, the Compensation Committee believed that the economic crisis and ongoing market turbulence made it unlikely that the performance goals set for 2009 would be achieved. The Compensation Committee therefore established an additional, discretionary bonus pool of up to $150,000, to be awarded at the discretion of our CEO, based on exceptional performance or specific additional contributions during the year. In light of the achievement of financial and operating results for 2009 that were substantially better than had been anticipated early in the year, and the fact that the established performance objectives were in fact largely achieved, the Compensation Committee decided to eliminate this discretionary bonus pool in early 2010. At its meeting in January 2010, the Committee did approve, upon the recommendation of our CEO, exceptional discretionary bonuses for two of our named executive officers to award them for specific, measurable over-performance during the year: Mr. Murugov received a discretionary bonus of $48,900, and Mr. Petrov received a discretionary bonus of $28,937.  Mr. Murugov served as acting General Director of the DTV Group during 2009, which was in addition to his service as Chief Content Officer. The Compensation Committee awarded him this additional discretionary bonus, in part, for taking on this additional role with no corresponding increase in his base salary. In addition, Mr. Murugov was awarded the bonus based on the fact that our CTC Network outperformed the audience share target set for 2009. With respect to Mr. Petrov, the Compensation Committee awarded him this additional discretionary bonus based on the fact that the Company’s networks over-achieved the technical penetration targets that were set for them. In addition, Mr. Petrov took on additional responsibilities regarding the Company’s technology platform during the year and his salary for 2009 was not adjusted for this.

In light of current market conditions, as well as the establishment of the 20% discretionary component of the core performance bonuses described above, the Compensation Committee has not approved an additional discretionary bonus pool for 2010.

In addition, the Compensation Committee awarded Mr. Kudryashov this bonus of $150,000 in respect of 2009 in recognition of the strong results delivered in an exceptionally challenging year. In deciding upon this award, the Compensation Committee did not focus on a particular operating result or financial measure but the fact that the Company generally ultimately performed better than the Board had expected it to at the beginning of the year despite the difficult economic environment that prevailed in 2009.

Equity Incentives

We believe that long-term value is achieved in part through an ownership culture that encourages participation by our executives through equity-based awards. Our Compensation Committee has adopted an Equity Awards Policy, a copy of which is available at our website, www.ctcmedia.ru/rus/pdf/Equity_Awards_Policy.pdf.

2009 Incentive Plan

In April 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan allows for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards. The 2009 Plan provides for the authorization of awards covering an aggregate of 7,800,000 shares of common stock.

At the time of adoption of the 2009 Plan, the Board of Directors anticipated that, in light of then prevailing economic instability and the resulting stock market volatility, it would not commence option grants until January 2010. As a result of actual developments during 2009, however, the Board of Directors believed that it had greater visibility with respect to the impact of the crisis on our business earlier in the year than it had expected. The Board of Directors therefore determined that it was in the best interest of the Company to make an initial round of grants in the fourth quarter of 2009—particularly given the aggressive efforts by certain of our competitors to solicit our employees during 2009. In addition, at the time of adoption of the plan the Board of Directors anticipated that equity awards covering no more than 1% of our then issued and outstanding capital stock would be issued in any one year. However, following further consideration by the Compensation Committee, which worked with our compensation consultant, FWC, the Board of Directors determined that it would be preferable to make a substantial initial round of grants to senior executives in 2009, with subsequent grants reserved primarily for new hires or for executives whose responsibilities are significantly increased. The Board of Directors believed that this would lay a firmer foundation of equity incentives for our most important executives who had helped us to succeed under very difficult economic circumstances in 2009, and that substantial grants were appropriate in light of the general absence of significant grants since our IPO (other than inducement grants).

Accordingly, in October and December 2009, the Compensation Committee approved the grant of options to purchase an aggregate of 4,440,000 shares of common stock and 555,000 shares of common stock, respectively, to Company executives and employees. The October grants included options to purchase an aggregate of 2,700,000 shares of common stock granted to our named executive officers. The exercise prices per share of the October and December grants were $16.80 and $15.21, respectively (which represented the average of the closing prices for the 20 trading days ending on the date prior to grant), or the fair market value of one share of common stock on the date of approval as determined pursuant to the terms of the 2009 Plan. These options are divided into two equal tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the “Time-based Tranche”) and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the Board of Directors for each of 2010, 2011, 2012 and 2013 (the “Performance-based Tranche”). For accounting purposes, the grant dates of the Time-Based Tranche were the dates of their respective approvals. The grant date for each sub-tranche of the Performance-Based Tranche will be the date when performance criteria for the relevant year are set. Our Compensation Committee intends to set such criteria by March 31 of each year.

In setting performance objectives in each year, our Compensation Committee intends to focus on the Company’s performance against external benchmarks, rather than the types of internal managerial metrics that underlie a portion of the performance-based cash bonus program.

In March 2010, our Compensation Committee established the performance objectives for the 2010 year. For 2010, the Performance-based Tranche is divided into three sub-tranches. The first sub-tranche is subject to the Company achieving revenue growth at least a specified percentage higher than the growth in the Russian television advertising market as a whole (in ruble terms); the second sub-tranche is subject to the Company achieving a return on capital employed at least a specified percentage greater than its own cost of capital; and the third sub-tranche is subject to the trading price of the Company’s common stock outperforming the MSCI European Media Index (or, in the event that such index is no longer reported, a comparable peer index).

In addition to the October and December 2009 option grants discussed above, on October 22, 2009, an option to purchase an aggregate of 1,000,000 shares was granted to Mr. Murugov, with one-third vesting on the grant date and one-third vesting on each of the second and third anniversaries of the grant date. The exercise price per share for this grant was $16.80 (which represented the average of the closing prices for the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the grant date. Discussions among the Company, the Compensation Committee and Mr. Murugov regarding this option grant began around the time that Mr. Murugov was promoted to Chief Content Officer in October 2008 and were aimed at providing Mr. Murugov with an appropriate equity grant that would reflect his new role and the fact that he had been taking on increasing responsibilities for the Company prior to this promotion.  The actual grant of Mr. Murugov’s award, however, could not be made until such time as our stockholders had approved the 2009 Plan. The Compensation Committee approved the different vesting terms of Mr. Murugov’s option, compared with the other grants made in October 2009, because the basic terms of his equity incentive arrangements had been agreed prior to the establishment of the parameters of the October 2009 option grants.

The 2009 option grants contain “clawback” provisions that allow the Company to terminate options or recover gains realized by an executive if non-competition or non-solicitation provisions are violated during a defined period following the termination of service.

Equity-based Incentive Plan

As noted above, the exercise price of the October 2009 option grants was $16.80 per share. In light of the significant volatility of our stock price throughout 2009, our Compensation Committee determined that an appropriate threshold price above which participants should be able to participate in the appreciation of our stock price was $14.00, which was the initial public offering price of our common stock. Accordingly, in conjunction with the October 2009 option grants, our Compensation Committee approved a program to provide for potential additional cash payments to participants.

As originally structured, this was a retention program providing for potential cash bonuses on an annual basis over four years. In February 2010, however, our Compensation Committee amended this program. As amended, each recipient of an option granted in October 2009 will have the right to receive potential cash payments in respect of any appreciation of the Company’s share price above $14.00 per share, capped at $16.80 per share, and tied to both the vesting (time-based and performance-based) and exercise of the corresponding stock options. The Compensation Committee has the authority to permit separate exercise of such right at its discretion.

The maximum amounts potentially payable to named executive officers, assuming the vesting in full of these rights, are approximately $7.6 million in the aggregate.

CEO Option Agreement

Mr. Kudryashov joined us as CEO in 2008. In connection with retaining his services, we granted him an inducement option to purchase shares of our common stock. Our Compensation Committee set the equity award at a level it believed was necessary to retain and motivate Mr. Kudryashov to attain long-term growth objectives for our Company.

Half of the shares under this option are subject only to time-based vesting, and have an exercise price of $22.07 per share, which was the fair market value at the date of grant in August 2008, prior to the onset of the financial crisis. The other half of the shares under this option are subject to performance-based vesting and have an exercise price of $5.49 per share, which was the fair market value at the date of that grant in January 2009, by which time the Company’s stock price had declined significantly as a result of the financial crisis.

In July 2009, the Compensation Committee approved an amendment to the exercise price in respect of all shares under the option. Pursuant to the amendment, the exercise price for all shares under the option was to be $13.60, which was the official closing price per share of the common stock (as reported by Nasdaq) on August 11, 2009. In conjunction with the amendment of the applicable exercise prices, the agreement was further amended to provide that the shares subject solely to time-based vested would be subject to vesting over four years, rather than three years as originally provided.

This amendment was subject to, and contingent upon, the approval by the Company’s stockholders at the 2010 annual meeting of stockholders. The affiliates of MTG and Alfa Bank that together hold a majority of the Company’s capital stock indicated in August 2009 that they intended to approve the proposed amendment at the 2010 annual meeting of stockholders. In February 2010, these stockholders informed the Company that they no longer intend to approve this amendment. The Company therefore is not submitting such matter to the stockholders for approval at the 2010 annual meeting of stockholders. Accordingly, the exercise price of the shares subject to time-based vesting was restored to $22.07 per share, and the exercise price of the shares subject to performance-based vesting was restored to $5.49 per share. The vesting period of the shares subject solely to time-based vesting will remain three years, per the original agreement.

In March 2010, our Compensation Committee amended the performance objectives in Mr. Kudryashov’s option agreement. Accordingly, one-half of the shares subject to performance-based vesting are subject to the Company achieving a return on capital employed at least a specified percentage greater than its own cost of capital. This objective replaces certain cost-savings objectives originally set out in Mr. Kudryashov’s option agreement. The Compensation Committee believes that the new performance objective will better reflect the Company’s overall goals, as established by the Board of Directors in the annual budget, and will be easier and more transparent to administer. The Compensation Committee does not believe that there will be an material change in the ease of achievement of this objective compared with the original cost-savings objectives.

The vesting of Mr. Kudryashov’s option award in 2009 was subject to the achievement of specific cost-savings and revenue objectives. With respect to the cost-savings objective, the Company was required to achieve a reduction in its direct operating expenses and selling, general and administrative expenses (as compared to those expenses in 2008) of 2.5% in 2009, as adjusted for inflation given the relatively high rate of inflation prevailing in Moscow during that period. To achieve the 2009 revenue objective, the Company had to achieve revenue growth in 2009 that exceeded by five percentage points the growth in the size of the Russian television advertising market. The Compensation Committee met on April 22, 2010 and confirmed that Mr. Kudryashov had achieved these objectives.

Settlement of Stock Appreciation Right with Former President and CEO

On December 18, 2009, the Company and Alexander Rodnyansky, former President and CEO and a member of the Company’s Board of Directors, entered into a voluntary agreement to settle the lawsuits filed by the Company against Mr. Rodnyansky in November 2009. According to the terms of the settlement, Mr. Rodnyansky forfeited one-third of the stock appreciation rights granted to him pursuant to a Share Appreciation Rights Agreement dated as of September 2003 and one-third of the vested stock options granted to him pursuant to a Stock Option Agreement dated as of July 2006. Mr. Rodnyansky exercised the remaining portion of his share appreciation rights, which the Company settled by issuing him 2,072,533 shares of common stock, and by paying him $25.9 million in cash, which is net of the aggregate exercise price. Mr. Rodnyansky’s options to acquire 1,836,826 shares of the Company’s common stock are exercisable until June 18, 2010 at the previously set exercise price of $16.95 per share, but no further share options will vest.

The Company filed civil complaints against Mr. Rodnyansky in the Supreme Court of the State of New York for the County of New York and the Delaware Chancery Court in November 2009, claiming breaches of fiduciary duty and contractual obligations. Under the terms of the Settlement Agreement, the cases were dismissed, with prejudice.

Other Compensation

As is customary for executives in Moscow, we provide several of our executives with the exclusive use of cars and/or drivers. For details relating to the cost to us of providing this perquisite, see “—Executive Compensation—2009 Summary Compensation Table”.

As part of the initial compensation package for Mr. Kudryashov, our CEO, we agreed to directly pay or reimburse Mr. Kudryashov for up to $1 million of reasonable out-of-pocket expenses related to relocating from London to Moscow. We also agreed to make “gross-up” payments to Mr. Kudryashov of the amounts that he is required to pay in taxes in any applicable jurisdiction in relation to the reimbursement of these relocation expenses, to make him whole for taxes subject to the overall $1 million limit for this expense. Given Mr. Kudryashov’s personal family situation and the competitive and inflationary state of Moscow real estate market at the time we hired him, our Compensation Committee believed that this relocation expense package was reasonable and necessary to induce Mr. Kudryashov to relocate from London to Moscow to take up his role as our CEO.

Change in Control/Termination-Based Compensation

Acceleration of vesting of equity awards.  Pursuant to the stock option granted to our CEO, if our Company is subject to a change of control in which none of MTG, Alfa or any of their respective affiliates is the party taking control, vesting automatically accelerates for those option shares subject to time-based vesting and for those options shares subject to performance objective-based vesting where the relevant objective has been achieved as of the date of the change of control.

Our standard form of option agreement provides in the event that we are subject to a change of control in which none of MTG, Alfa or any of their respective affiliates is the party taking control that the following apply: Where the option does not otherwise remain in force, if the acquiror does not assume the option (or replace it with a cash or equity incentive of substantially the same economic benefit), the option accelerates in full. If the acquiror does assume the option (or it otherwise remains in force), (a) the shares subject to performance-based vesting will automatically be reclassified such that they remain subject only to time-based vesting, and (b) if the optionee’s employment with the Company or the acquiror is terminated without cause within 120 days following such change of control, the option will vest in full.

Termination-based payments.  Each of our executives has an employment contract with us. Those employment contracts require us to provide the executive with a minimum period of notice, generally ranging from two weeks to six months, before we terminate their employment agreements, unless we are terminating them for cause. In addition to compensation during these notice periods, each of our CEO, Chief Strategy Officer and Chief Infrastructure Officer is entitled to severance payments of six months’ base salary if we terminate him without cause. Moreover, if our CEO’s employment is terminated because of his death or disability, we are obligated to pay him $1 million.

Section 162(m)

The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our CEO and to each other officer (other than the CEO and CFO) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our three most highly paid executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. All of our highly compensated employees are based in Russia and most are employed by our Russian subsidiaries, as well as (in some cases) our U.S. parent company, and receive some or all of their salaries from our Russian subsidiaries. We do not seek a deduction on our United States tax returns for such compensation paid to them by our Russian subsidiaries. In those cases in which some or all of an employee’s compensation is allocated to our U.S. parent company and in connection with which we do seek a deduction, we have chosen to structure the compensation without regard to Section 162(m), but we may revisit that approach in the future.

******

Executive Compensation

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of our Chief Executive Officer, Chief Financial Officer, and the next four most highly compensated executives of CTC Media during 2009, all of whom were serving as executive officers as of December 31, 2009. The following table also summarizes the total compensation earned by Alexander Rodnyansky, who served as our Chief Executive Officer from 2004 until 2008 and continued to serve as our President until August 2009.

Prior to January 1, 2008, our executives’ salaries and bonuses were denominated in US dollars. On January 1, 2008, all executive salaries and bonuses were converted to Russian rubles (RUR) using an exchange rate of RUR 25.00 to $1.00. For those compensation expenses that were incurred in Russian rubles, we have used the following methods for calculating the equivalent US dollar expense: “Salary”, “Bonus” and “All Other Compensation” amounts for 2008 have been translated using the exchange rate of RUR 25.00 to $1.00 and for 2009 have been translated using the monthly average exchange rate between the Russian ruble and US dollar used in preparing our audited financial statements, or RUR 31.75 to $1.00. “Option Awards” are expensed in dollars and therefore no translation from rubles is required. In August 2008, the value of the Russian ruble began to depreciate against the US dollar. The overall depreciation of the Russian ruble for 2008 amounted to approximately 16.5%. The Russian ruble depreciated a further 2.9% against the US dollar during 2009 and, as a result, the average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008. Given this depreciation, 2009 salary and bonus amounts shown in the table below, which have been converted from RUR to US dollars as described above, may be lower than corresponding amounts in prior years.

2009 SUMMARY COMPENSATION TABLE

					Non-Equity
					Incentive
				Option	Plan	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation
Name and Principal Position	Year	($)	($)(2)	($)(1)	(3)	($)	Total ($)
Anton Kudryashov	2009	490,154	150,000	8,624,950	298,000	499,653	10,062,757
Chief Executive Officer(4)	2008	244,106	—	16,080,430	99,067	622,650	17,046,253
	2007	n/a	n/a	n/a	n/a	n/a	n/a
Boris Podolsky	2009	330,249	—	3,112,080	181,890	55,019	3,679,238
Chief Financial Officer (5)	2008	387,065	31,311	—	86,931	64,368	569,675
	2007	24,896	—	5,154,320	—	—	5,179,216
Viacheslav Murugov	2009	325,795	48,900	11,536,200	152,000	23,108	12,086,003
Chief Content Officer(6)	2008	259,361	14,374	—	23,716	15,740	313,191
	2007	157,481	—	996,049	7,131	5,392	1,166,053
Viacheslav Sinadski	2009	252,405	—	2,074,720	129,000	15,749	2,471,874
Chief Strategy Officer(7)	2008	329,967	31,311	—	75,435	20,117	456,830
	2007	200,000	—	1,946,280	250,000	13,333	2,409,613
Sergey Petrov	2009	198,668	28,937	2,074,720	120,000	34,988	2,457,313
Chief Infrastructure Officer(8)	2008	247,494	14,683	—	9,089	58,115	329,381
	2007	215,000	—	—	48,750	33,933	297,683
Natalya Albrekht	2009	239,888	—	1,556,040	143,000	849	1,939,777
Chief Organization Development, Human	2008	39,511	—	—	51,395	—	90,906
Resources and Administration Executive (9)	2007	n/a	n/a	n/a	n/a	n/a	n/a
Alexander Rodnyansky	2009	182,231	—	—	—	25,999,150	26,181,381
Former President and CEO (10)	2008	555,200	—	—	—	191,021	746,221
	2007	550,000	—	—	66,000	32,623	648,623

(1)            The amounts in this column reflect the grant date fair value of the stock options awarded in 2009, 2008 and 2007, respectively. These amounts do not represent the actual amounts paid or realized for these awards in the fiscal years 2009, 2008 or 2007. Please see notes “Stock-Based Compensation” in note 2 and note 13 to the financial statements included in our annual report on Form 10-K, for the year ended December 31, 2009, for a detailed discussion of the assumptions used in valuing options and stock awards. In addition, please see “—Compensation Discussion and Analysis—Compensation Components—Equity Incentives—Equity-based Incentive Plan” for information regarding the equity-based incentive plan amended by our Compensation Committee in February 2010.

(2)            The amounts in this column reflect discretionary cash bonuses.

(3)            The amounts in this column reflect annual performance-based cash bonuses.

(4)            Mr. Kudryashov’s annual salary in 2008 was set at the Russian ruble equivalent of $660,000 on his start date, August 4, 2008. His salary payments in 2009 include additional amounts required under Russian law for vacation days and business trips. Mr. Kudryashov’s salary and bonus payments for 2008 were pro-rated given his August 4, 2008 start date. “All Other Compensation” in 2009 consisted of reimbursement for relocation and accommodation expenses of $415,398, car-and-driver related expenses of $66,531 and life and disability insurance premiums of $17,724. These relocation and accommodation expenses consisted of accommodation expenses of $325,502 and taxes of $89,896. “All Other Compensation” in 2008 consisted of reimbursement for relocation and accommodation expenses of $584,414, car-and-driver related expenses of $24,720, compensation for unused vacation time of $9,941 and life and disability insurance premiums of $3,575. These relocation and accommodation expenses consisted of accommodation expenses of $374,624, taxes of $179,911, airfare reimbursement of $16,881, and moving expenses of $12,998.

(5)           Mr. Podolsky’s salary payments in 2009 and 2008 include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” in 2009 consisted of car-and-driver related expenses of $54,170 and disability insurance premiums of $849. “All Other Compensation” in 2008 consisted of car-and-driver related expenses of $63,946 and life and disability insurance premiums of $422. Mr. Podolsky began employment with CTC Media in December 2007, and he received approximately three weeks of salary payments in 2007 (based on an annualized base salary of $385,000).

(6)           ”All Other Compensation” in 2009 consisted of car-and-driver related expenses of $22,259 and disability insurance premiums of $849. “All Other Compensation” in 2008 consisted of car-and-driver-related expenses of $15,365 and life and disability insurance premiums of $375. “All Other Compensation” in 2007 consisted solely of company car-related expenses.

(7)           Mr. Sinadski’s salary payments in 2009 and 2008 include additional amounts required under Russian law for vacation days and business trips. Mr. Sinadski began employment with CTC Media in May 2007, and he received eight months of salary in 2007 (based on an annualized base salary of $300,000). “All Other Compensation” in 2009, 2008 and 2007 consisted solely of car-and-driver-related expenses.

(8)           Mr. Petrov’s salary payments in 2009 and 2008 include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” in 2009 consisted of car-and-driver-related expenses of $33,734 and life and disability insurance premiums of $1,254. “All Other Compensation” in 2008 consisted of car-and-driver-related expenses of $57,415 and life and disability insurance premiums of $700. “All Other Compensation” in 2007 consisted solely of car-and-driver-related expenses.

(9)           Ms. Albrekht’s salary payments in 2009 and 2008 include additional amounts required under Russian law for vacation days and business trips. Ms. Albrekht began employment with CTC Media in November 2008 and she received pro rata salary payments of $39,511 in 2008 (based on an annualized base salary of $289,000). “All Other Compensation” in 2009 consisted of disability insurance premiums of $849.

(10)         Mr. Rodnyansky resigned as President of CTC Media as of August 1, 2009 and received salary payments of $182,231 in 2009. On December 18, 2009, the Company entered into a voluntary agreement with Mr. Rodnyansky to settle the lawsuits filed by the Company against Mr. Rodnyansky in November 2009. According to the terms of the settlement, Mr. Rodnyansky forfeited one-third of the stock appreciation rights granted to him pursuant to a Share Appreciation Rights Agreement dated as of September 2003 and one-third of the vested stock options granted to him pursuant to a Stock Option Agreement dated as of July 2006. Mr. Rodnyansky exercised the remaining portion of his share appreciation rights, which the Company settled by issuing him 2,072,533 shares of common stock, and by paying him $25.9 million in cash, which is net of the aggregate exercise price. “All Other Compensation” in 2009 consisted principally of this cash payment and also includes compensation required by statute for unused vacation time of $33,858, car-and-driver related expenses of $31,988 and disability insurance premiums of $321. “All Other Compensation” in 2008 consisted of compensation required by statute for unused vacation time of $155,985, company car-related expenses of $34,575 and life and disability insurance premiums of $461. “All Other Compensation” for Mr. Rodnyansky in 2007 consisted of company car-related expenses of $31,362 and life and disability insurance premiums of $1,261.

For more information regarding the compensation paid to our named executive officers, please see the discussion under “Compensation Discussion and Analysis” beginning on page 22.

The following table sets forth information regarding each grant of an award made to a named executive officer during 2009 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received:

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)						All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Grant	Grant Date Fair Value of Stock and Option
Name	Plan Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)		Maximum (#)		Options (#)(3)	Awards ($/Sh)	Date ($/Sh)	Awards ($)(3)
Anton Kudryashov (4)	Non-Plan Award	January 2, 2009	—	—	—	—		—		—		1,521,241	5.49	5.49	8,624,950
	N/A	N/A	298,000	298,000	298,000	—		—		—		—	—	—	—
Boris Podolsky	2009 Stock Incentive Plan	October 22, 2009	—	—	—	300,000	(5)	300,000	(5)	300,000	(5)	—	16.80	19.08	3,112,080
	N/A	N/A	181,890	181,890	181,890	—		—		—		—	—	—	—
Viacheslav Murugov	2009 Stock Incentive Plan	October 22, 2009	—	—	—	1,000,000	(6)	1,000,000	(6)	1,000,000	(6)	—	16.80	19.08	11,536,200
	N/A	N/A	195,477	195,477	195,477	—		—		—		—	—	—	—
Viacheslav Sinadski	2009 Stock Incentive Plan	October 22, 2009	—	—	—	200,000	(5)	200,000	(5)	200,000	(5)	—	16.80	19.08	2,074,720
	N/A	N/A	151,765	151,765	151,765	—		—		—		—	—	—	—
Sergey Petrov	2009 Stock Incentive Plan	October 22, 2009	—	—	—	200,000	(5)	200,000	(5)	200,000	(5)	—	16.80	19.08	2,074,720
	N/A	N/A	120,000	120,000	120,000	—		—		—		—	—	—	—
Natalia Albrekht	2009 Stock Incentive Plan	October 22, 2009	—	—	—	150,000	(5)	150,000	(5)	150,000	(5)	—	16.80	19.08	1,556,040
	N/A	N/A	143,000	143,000	143,000	—		—		—		—	—	—	—
Alexander Rodnyansky	—	—	—	—	—	—		—		—		—	—	—	—

(1)           The amounts shown in the threshold, target and maximum columns are the same because, for each performance objective under our performance-based cash bonus program, the Compensation Committee established one target rather than differing levels of payouts for various levels of achievement of a specific performance objective. For a discussion of the targets, see “— Compensation Discussion and Analysis—Compensation Components—Annual Performance-Based Cash Bonuses”. The actual amounts we paid are reflected in the Summary Compensation Table and were as follows:

Name	Actual Payout under Non-Equity Incentive Plans for Fiscal Year 2009 ($)
Anton Kudryashov	298,000
Boris Podolsky	181,890
Viacheslav Murugov	152,000
Viacheslav Sinadski	129,000
Sergey Petrov	120,000
Natalia Albrekht	143,000
Alexander Rodnyansky	—

See “— Compensation Discussion and Analysis” above for a discussion of how these amounts were determined under our bonus plan.

(2)           The amounts shown in the threshold, target and maximum columns are the same because these equity incentive plan awards vest based on the passage of time alone and, therefore, the estimated future payouts under such awards do not vary based on performance under the plan.

(3)           Shown is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for option awards in 2009 using a Black-Scholes pricing model. Please see notes “Stock-Based Compensation” in note 2 and note 13 to the financial statements included in our annual report on Form 10-K, for the year ended December 31, 2009, for a detailed discussion of the assumptions used in valuing options and stock awards.

(4)           Anton Kudryashov joined the Company as CEO in August 2008. The Company’s Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company’s common stock in three tranches. The first tranche was granted effective as of Mr. Kudryashov’s start date August 4, 2008, and represents options to purchase an aggregate of 1,521,241 shares of the Company’s common stock, with one-third of these options subject to vesting on the first anniversary of the employment start date and the remaining options subject to vesting in equal installments at the end of each of the immediately following eight quarters. The exercise price for the shares underlying this tranche is $22.07 per share, which was equal to the average of the official closing price per share of the common stock (as reported on the Nasdaq Global Select Market) measured over the 20 trading days prior to Mr. Kudryashov’s August 4, 2008 start date. The second and third tranches were deemed granted for accounting purposes on January 2, 2009, and represent options to purchase up to an aggregate of 1,521,241 additional shares of the Company’s common stock, and are subject to vesting depending on the Company’s achievement of certain performance criteria for 2009, 2010 and 2011. The exercise price for shares underlying these tranches is $5.49 per share, which was the closing sales price per share of the Company’s common stock on January 2, 2009.

(5)           The stock option awards represent the right to purchase 600,000 shares, 400,000 shares, 400,000 shares and 300,000 shares of CTC Media common stock by Mr. Podolsky, Mr. Sinadski, Mr. Petrov and Ms. Albrekht, respectively, at the specified exercise price subject to the terms and conditions specified in the applicable stock option agreement. The options are divided into two equal tranches, tranche A and tranche B. Tranche B is further subdivided into three equal tranches, B-1, B-2 and B-3. The tranche A option vests as to 25% of the shares on October 22, 2010, the first anniversary of the grant date, and as to an additional 6.25% of the shares at the end of each successive three-month period following the first anniversary of the grant date until October 22, 2013, the fourth anniversary of the grant date. The tranche B option is subject to the achievement of performance objectives. The specific performance-based vesting criteria for the tranche B-1, B-2 and B-3 options for 2010, 2011, 2012 and 2013 will be set by the Compensation Committee of our Board of Directors by March 31 of each year. The exercise price for all of these awards is $16.80 per share and was equal to the average of the official closing price per share of common stock (as reported on the Nasdaq Global Market) for the 20 trading days immediately preceding the grant date, which represented the fair market value of one share of common stock on the grant date, as determined pursuant to the terms of the Company’s 2009 Stock Incentive Plan. The tranche A option is deemed granted for accounting purposes on October 22, 2009. Each of the tranche B-1, B-2 and B-3 options is deemed granted for accounting purposes on the date on which the performance-based vesting criteria is set by the Compensation Committee of our Board of Directors.

(6)           The stock option award represents the right to purchase shares of CTC Media common stock at the specified exercise price subject to the terms and conditions specified in the applicable stock option agreement. The option vested as to 333,333 shares on the grant date and vests as to 333,333 shares on the first anniversary of the grant date and 333,334 shares on the second anniversary of the grant date. The exercise price for the option is $16.80 per share and was equal to the average of the official closing price per share of common stock (as reported on the Nasdaq Global Market) for the 20 trading days immediately preceding the grant date, which represented the fair market value of one share of common stock on the grant date, as determined pursuant to the terms of the Company’s 2009 Stock Incentive Plan.

For information regarding CTC Media’s equity compensation grant practices, please see the discussion under “Compensation Discussion and Analysis” beginning on page 22.

The following table sets forth certain information regarding unexercised options for each of the named executive officers outstanding as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options/Share Appreciation Rights (#) Exercisable(1)		Number of Securities Underlying Unexercised Options/Share Appreciation Rights (#) Unexercisable(1)	Options/Share Appreciation Rights Exercise Price ($)		Options/Share Appreciation Rights Expiration Date
Anton Kudryashov(2)	760,621		760,620	22.07		August 4, 2018
	—		1,521,241	5.49		August 4, 2018
Boris Podolsky	—		300,000	16.80	(3)	October 22, 2019
	200,000		200,000	26.81	(4)	December 10, 2017
Viacheslav Murugov	333,333		666,667	16.80	(5)	October 22, 2019
	51,562		23,438	26.91	(6)	May 1, 2017
Viacheslav Sinadski	—		200,000	16.80	(3)	October 22, 2019
	125,000		25,000	26.74	(7)	May 1, 2017
Sergey Petrov	—		200,000	16.80	(3)	October 22, 2019
	50,009		7,291	16.95	(8)	June 1, 2016
Natalia Albrekht	—		150,000	16.80	(3)	October 22, 2019
Alexander Rodnyansky	1,836,826	(9)	—	16.95	(10)	June 18, 2010

(1)           Represents the number of securities underlying unexercised options. Each stock option granted to the named executive officers represents the right to purchase one share of our common stock at a specified exercise price subject to the terms and conditions of the option agreement. For additional information on the terms and conditions of all stock options, please see the discussion under “Potential Payments upon Termination or Change in Control” beginning on page 45.

(2)           For information regarding the exercise price per share and vesting conditions for these options, please see the disclosure at footnote 2 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”.

(3)           For information regarding the exercise price per share and vesting conditions for these options, please see the disclosure at footnote 3 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”. As described at footnote 3 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”, the stock option awards represent the right to purchase 600,000 shares, 400,000 shares, 400,000 shares and 300,000 shares of CTC Media common stock by Mr. Podolsky, Mr. Sinadski, Mr. Petrov and Ms. Albrekht, respectively. The options are divided into two equal tranches, tranche A and tranche B. Tranche B is further subdivided into three equal tranches, B-1, B-2 and B-3. The tranche A option is deemed granted for accounting purposes on October 22, 2009. Each of the tranche B-1, B-2 and B-3 options is deemed granted for accounting purposes on the date on which the performance-based vesting criteria is set by the Compensation Committee of our Board of Directors.

(4)           The exercise price per share for the option is equal to the closing trading price of our common stock as reported on The Nasdaq Global Market on Mr. Podolsky’s first day of employment. The option has a term of four years and vested as to 100,000 shares on the first anniversary of the grant date and vested or will vest as to the balance in 12 equal quarterly installments thereafter.

(5)           The option vested as to 333,333 shares on the grant date and vests as to 333,333 shares on the first anniversary of the grant date and 333,334 shares on the second anniversary of the grant date. The exercise price for the option is $16.80 per share and was equal to the average of the official closing price per share of common stock (as reported on the Nasdaq Global Market) for the 20 trading days immediately preceding the grant date, which represented the fair market value of one share of common stock on the grant date, as determined pursuant to the terms of the Company’s 2009 Stock Incentive Plan.

(6)           The exercise price per share for the option is equal to the closing trading price of our common stock on The Nasdaq Global Market on the date of grant of the option to Mr. Murugov. The option has a term of three years and vested as to 25,000 shares on the first anniversary of the grant date and vested or will vest as to the balance in eight equal quarterly installments thereafter.

(7)           The exercise price per share for the option is equal to the closing trading price of our common stock on The Nasdaq Global Market on Mr. Sinadski’s first day of employment. The option has a term of three years and vested as to 50,000 shares on the first anniversary of the grant date and vested or will vest as to the balance in eight equal quarterly installments thereafter.

(8)           The exercise price per share for this option is equal to the average closing sales price of our common stock for the first 20 days that it was quoted on The Nasdaq Global Market. This option has a term of four years. The option was granted on June 1, 2006 for 70,000 shares of common stock. 20.1% of the shares vested on March 31, 2007. An additional 6.3% of the shares vest every three months thereafter through March 31, 2010, and the remaining 4.1% of the shares will vest on May 31, 2010.

(9)           Under the terms of the settlement of the lawsuits filed by us against Mr. Rodnyansky in November 2009, Mr. Rodnyansky forfeited one-third of the vested stock options granted to him pursuant to the Stock Option Agreement dated as of July 14, 2006. Pursuant to that settlement, his option remains exercisable as to up to 1,836,826 shares through June 18, 2010, but no additional shares vest.

(10)         The exercise price per share for this option is equal to the average closing sales price of our common stock for the first 20 days that it was quoted on The Nasdaq Global Market.

The following table sets forth certain information regarding the exercise of stock options during 2009 for each of the named executive officers:

OPTION EXERCISES DURING FISCAL 2009

Option Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized Upon Exercise ($)(2)
Anton Kudryashov	—		—
Boris Podolsky	—		—
Viacheslav Murugov	—		—
Viacheslav Sinadski	—		—
Sergey Petrov	—		—
Natalia Albrekht	—		—
Alexander Rodnyansky	4,145,066	(1)	52,064,446

(1)           In 2009, under the Share Appreciation Rights Agreement dated as of September 16, 2003, Mr. Rodnyansky held share appreciation rights that were exercisable for 1,554,400 shares at an exercise price of $1.19 per share and 4,663,200 shares at an exercise price of $1.79 per share. On December 18, 2009, the Company entered into a voluntary agreement with Mr. Rodnyansky to settle the lawsuits filed by the Company against Mr. Rodnyansky in November 2009. According to the terms of the settlement, Mr. Rodnyansky forfeited, among other things, one-third of the stock appreciation rights. Mr. Rodnyansky exercised the remaining portion of his share appreciation rights, which the Company settled by issuing him 2,072,533 shares of common stock, and by paying him $25.9 million in cash, which is net of the aggregate exercise price.

(2)           Value represents the amount paid to Mr. Rodnyansky in cash described in footnote 1 above, plus the difference between the closing price per share of our common stock on date of exercise and the exercise price per share, multiplied by the number of shares acquired on exercise.

Potential Payments Upon Termination or Change in Control

Set forth below for each of the named executive officers is a summary of potential payments and benefits each such executive officer would receive upon termination of employment or a change in control of CTC Media under certain circumstances.

With respect to each named executive officer who was serving in such capacity as of December 31, 2009, we have assumed that the triggering event in question occurred on December 31, 2009, the last calendar day of the year.

Involuntary Termination Not for Cause

The following is a discussion of the potential payments under current programs to each of our named executive officers in the event that such named executive officers were involuntarily terminated other than for cause.

The following table summarizes the notice requirements and severance payments payable if such named executive officers were involuntarily terminated other than for cause.

Named Executive Officer	Notice Period	Severance Payment
Anton Kudryashov	6 months	6 months of base salary
Boris Podolsky	6 months	None
Viacheslav Murugov	1 month	None
Viacheslav Sinadski	6 months	6 months of base salary
Sergey Petrov	1 month	6 months of base salary
Natalia Albrekht	2 weeks	None

In the event that any of Messrs. Kudryashov, Podolsky or Sinadski ceases to remain employed for any reason other than disability or death, he would have a period of 90 days following the date of such cessation of employment during which to exercise each outstanding option held by him. In the event that Mr. Murugov ceases to remain employed for any reason other than disability or death, he would have a period of 30 days under the option granted to him in 2007, and 90 days under the option granted to him in 2009, during which to exercise such option following the date of such cessation of employment. In the event that Mr. Petrov ceases to remain employed for any reason other than disability or death, he would have a period of 30 days under the option granted to him in 2006, and 90 days under the option granted to him in 2009, during which to exercise such option following the date of such cessation of employment. In the event that Ms. Albrekht ceases to remain employed for any reason other than disability or death, she would have a period of 90 days following the date of such cessation of employment during which to exercise the option granted to her.

In order to receive payments or benefits in connection with the termination of employment, we generally require that departing executives agree to not to compete with us for a period of one year after their termination date and not to solicit or induce any of our employees to terminate his employment with us for a period of two years after their termination date. In the event that any of Messrs. Podolsky, Sinadski or Petrov or Ms. Albrekht violates the non-compete and non-solicitation provisions of their respective stock option agreements governing the options granted in October 2009, such officer shall pay us, by way of liquidated damages, an amount (in cash or shares of common stock) equal to the total value received by such officer under such stock option agreement, pursuant to one or more exercises of such option.

Amounts Payable.  The following table indicates the amounts for which each executive officer would have been eligible had he been involuntarily terminated not for cause as of December 31, 2009. The actual amounts that would be paid out can only be determined at the time of the executive officer’s involuntary termination without cause.

INVOLUNTARY TERMINATION NOT FOR CAUSE

Name	Cash Payment(1)
Anton Kudryashov	$512,236	(2)
Boris Podolsky	$159,144	(3)
Viacheslav Murugov	$28,505	(4)
Viacheslav Sinadski	$265,377	(2)
Sergey Petrov	$118,152	(5)
Natalia Albrekht	$10,453	(6)

(1)           Calculated using the exchange rate between the Russian ruble and the US dollar as set by the Central Bank of the Russian Federation on December 31, 2009, which was RUR 30.24 to $1.00.

(2)           Consists of a cash payment of six months’ salary in lieu of providing six months’ notice, plus a severance payment equal to six months of salary, pursuant to the employment agreements between CTC Media and each of Mr. Kudryashov and Mr. Sinadski.

(3)           Consists of a cash payment of six months’ salary in lieu of providing six months’ notice, pursuant to the employment agreement between CTC Media and Mr. Podolsky.

(4)           Consists of a cash payment of one month’s salary in lieu of providing one month’s notice, pursuant to the employment agreement between CTC Media and Mr. Murugov.

(5)           Consists of a cash payment of one month’s salary in lieu of providing one month’s notice, plus a severance payment equal to six months of salary, pursuant to the employment agreement between CTC Media and Mr. Petrov.

(6)           Consists of a cash payment of two week’s salary in lieu of providing two weeks’ notice pursuant to the employment agreement between CTC Media and Ms. Albrekht.

Death, Disability, Resignation or Retirement

The following is a discussion of the potential payments under current programs to the named executive officers in the event of their termination of employment due to death, disability, resignation or retirement. At the end of this section are tables indicating the estimated amounts for which each named executive officer would have been eligible in the event of his death or termination of employment due to disability, resignation or retirement as of December 31, 2009.

With regard to outstanding stock options, should the option holder’s employment terminate by reason of disability, then the option holder would have a period of 12 months following the date of such cessation of employment during which to exercise each outstanding option held by such option holder. If the option holder dies while holding an outstanding option, then the personal representative of his estate or the person or persons to whom the option is transferred pursuant to the option holder’s will or the laws of inheritance would have a 12-month period following the date of the option holder’s death to exercise such option.

In the event that Mr. Kudryashov elects to leave the Company for “good reason” (as defined in the employment agreement between the Company and Mr. Kudryashov dated November 7, 2008), he must provide the Company with at least 60 days’ prior notice and he is entitled to a severance payment equal to six months’ salary. If Mr. Kudryashov elects to leave the Company other than for “good reason”, he must provide the Company with six months’ prior notice. If Mr. Kudryashov’s employment terminates because he dies or becomes disabled, the Company is required to provide Mr. Kudryashov (or his estate) with a $1 million termination payment and any accrued but unpaid bonus payments.

In the event that Messrs. Kudryashov, Podolsky or Sinadski or Ms. Albrekht resigns or retires, he or she would have a period of 90 days following the date of such cessation of employment during which to exercise each outstanding vested option held by him or her, as applicable. Under the terms of their option agreements with us, Mr. Petrov and Mr. Murugov are entitled to a period of 30 days under their outstanding vested options granted to them in 2006 and 2007, respectively, and 90 days under their outstanding vested options granted to them in 2009, during which to exercise such options following their resignation or retirement.

Amounts Payable.  The following table indicates the amount for which each executive officer would have been eligible in the event of his termination of employment due to death, disability, resignation or retirement as of December 31, 2009. The actual amounts that would be paid out can only be determined at the time of the executive officer’s termination of employment due to death, disability resignation or retirement.

Name	Death or Disability Termination Payment		Resignation or Retirement Termination Payment
Anton Kudryashov	$1,000,000	(1)	$256,118	(2)
Boris Podolsky	$—		$—
Viacheslav Murugov	$—		$—
Viacheslav Sinadski	$—		$—
Sergey Petrov	$—		$—
Natalia Albrekht	$—		$—

(1)           If Mr. Kudryashov’s employment terminates because he dies or becomes disabled, the Company is required to provide Mr. Kudryashov with a $1 million termination payment and any accrued but unpaid bonus payments.

(2)           In the event that Mr. Kudryashov elects to leave the Company for “good reason” (as defined in the employment agreement between the Company and Mr. Kudryashov dated November 7, 2008), he must provide the Company 60 days’ prior notice and he is entitled to a severance payment equal to six months’ salary. This payment was calculated using the exchange rate between the Russian ruble and the US dollar as set by the Central Bank of the Russia Federation on December 31, 2009, which was RUR 30.24 to $1.00.

Change in Control

The following is a discussion of the potential payments under current programs to the named executive officers in the event of a change in control. In the event of a merger of CTC Media with another party, the vesting of all of our outstanding options would accelerate if (i) the options were not assumed by the successor corporation, or (ii) the options were not replaced with a cash incentive program of the successor corporation which preserves the spread existing on the option shares. For purposes of this discussion, we have assumed that the successor corporation would assume such options.

With regard to the stock options held by Mr. Kudryashov, in a change of control scenario where (a) neither MTG, Alfa nor any of their respective affiliates is a party to the merger or the asset sale, or (b) a party other than MTG, Alfa or any of their respective affiliates achieves control of the voting power of CTC Media’s outstanding capital stock through direct or indirect beneficial ownership, the vesting of the options would accelerate in full for (i) all options under the first tranche deemed granted for accounting purposes on August 4, 2008 and (ii) those options under the second tranche and/or third tranche, each of which was deemed granted for accounting purposes on January 2, 2009, for which the applicable objectives had been achieved as of the effective date of the change of control scenario but which have not yet become exercisable because of the vesting schedules applicable to such options under the second tranche and/or third tranche. For a detailed description of the first, second and third tranches of Mr. Kudryashov’s option, see footnote 2 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”.

With regard to each stock option granted to Messrs. Podolsky, Sinadski and Petrov and Ms. Albrekht and described in footnote 3 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”, in a change of control scenario where neither MTG, Alfa nor any of their respective affiliates is the party taking control of the Company, then the option will continue to vest in accordance with its terms, except that all then unvested performance-based option shares will be reclassified as time-based option shares, and will thereafter be subject to vesting solely on the time-based vesting schedule then applicable to the time-based option shares. In addition, if the option is assumed and the optionholder’s employment is terminated without “cause”, as defined in the option agreement, within 120 days following the date of the consummation of the change of control, then the option will vest immediately as to all option shares.

With regard to the stock option granted to Mr. Murugov as described in footnote 4 above under “GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009”, in a change of control scenario the option will continue to vest in accordance with its terms. However, if the change of control is not one where either MTG, Alfa or one of their respective affiliates is the party taking control of the Company and Mr. Murugov’s employment is terminated without “cause”, as defined in the option agreement, within 120 days following the date of the consummation of the change of control, then the option will vest immediately as to all option shares.

The following table indicates the potential payments under current programs to our executive officers in the event of a change in control as of December 31, 2009. The actual amounts that would be paid out can only be determined at the time of the change in control event.

CHANGE IN CONTROL

Name	Termination Payment
Anton Kudryashov(1)	$7,157,434
Boris Podolsky(2)	$—
Viacheslav Murugov(2)	$—
Viacheslav Sinadski(2)	$—
Sergey Petrov(2)	$—
Natalia Albrekht(2)	$—

(1)           Consists of the value of stock options not already exercisable as of December 31, 2009 that would become immediately exercisable under a change in control not involving MTG, Alfa or any of their respective affiliates, calculated as the difference between the exercise price of such options and the closing price of our common stock as of December 31, 2009 ($14.90), the last business day in the fiscal year, multiplied by the number of such options.

(2)           For purposes of this discussion, we have assumed in the event of a change of control not involving MTG, Alfa or any of their respective affiliates, that the named executive is not terminated without “cause” within 120 days following the date of consummation of the change of control.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Share Appreciation Rights (a)	Weighted-average Exercise Price of Outstanding Options and Share Appreciation Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by holders of CTC Media securities(1)	4,403,722	$17.22	4,302,500
Equity compensation plans not approved by holders of CTC Media securities	5,900,278	$15.89	—
Total	10,304,000	$16.49	—

(1)           In addition to the options shown in this table, on October 22, 2009, the Compensation Committee of our Board of Directors approved the grant of options to purchase up to 2,497,500 shares of the Company’s common stock. Pursuant to the terms of the respective option agreements, these options are subdivided in four equal sub-tranches that vest upon the achievement of performance objectives for 2010, 2011, 2012 and 2013. The performance objectives are to be set by the Compensation Committee of our Board of Directors by March 31 of each year. For accounting purposes, the grant date for each sub-tranche of these options will be the date when performance criteria for the relevant year are set.

Director Compensation

In 2009, each non-employee director received $100,000 for service as a director. Our Co-Chairmen and those directors who served as chairman of board committees received an additional $25,000 in 2009. These fees remained unchanged from 2009. Mr. Rodnyansky received no fees for his service as a director. All directors were reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and its committees. No stock options or other stock-based awards were granted to any of our directors in 2009.

The table below sets forth certain information concerning our 2009 fiscal year compensation of our non-employee directors.

DIRECTOR COMPENSATION FOR 2009 FISCAL YEAR

Name	Fees Earned or Paid in Cash	All Other Compensation ($)	Total ($)
Hans-Holger Albrecht	$125,000	—	$125,000
Peter Aven	$125,000	—	$125,000
Tamjid Basunia	$125,000	—	$125,000
Charles J. Burdick	$125,000	—	$125,000
Irina Gofman	$100,000	—	$100,000
Kaj Gradevik(1)	$96,237	—	$96,237
Elena Grechina(2)	$30,556	—	$30,556
Mathias Hermansson(3)	$3,764	—	$3,764
Lev Khasis(4)	$69,445	—	$69,445
Werner Klatten	$125,000	—	$125,000
Alexander Rodnyansky(5)	$—	—	$—
Oleg Sysuev	$100,000	—	$100,000

(1)           Mr. Gradevik resigned from our Board of Directors on December 17, 2009 and received pro-rated fees in 2009 for his service through that date.

(2)           Ms. Grechina resigned from our Board of Directors on April 20, 2009 and received pro-rated fees in 2009 for her service through that date.

(3)           Mr. Hermansson joined our Board of Directors on December 17, 2009 and received pro-rated fees in 2009 for his service from that date through the end of 2009.

(4)           Mr. Khasis joined our Board of Directors on April 20, 2009 and received pro-rated fees in 2009 for his service from that date through the end of 2009.

(5)           See “Executive Compensation” for a discussion of the compensation Mr. Rodnyansky received for his services as an executive officer of the Company.

Compensation Committee Interlocks and Insider Participation

In 2009, the Compensation Committee comprised Messrs. Albrecht, Aven and Burdick. None of the members was, at any time, an officer or employee of CTC Media or any subsidiary of CTC Media, and none of them had any relationship with CTC Media requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No executive officer of CTC Media serves, or has served, as a member of the Board of Directors or Compensation Committee (or other committee serving an equivalent function) of any other entity which has one or more executive officers serving as a member of CTC Media’s Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Securities Exchange Act of 1934 with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

By the Compensation Committee of the Board of Directors:

Charles J. Burdick, Chairman

Hans-Holger Albrecht

Peter Aven

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Financial Statements and Schedules

None.

(b) Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

**  Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.

By:	/s/ Boris Podolsky
BORIS PODOLSKY
Chief Financial Officer

Date:  January 13, 2011