Form 10-K
period 2010-12-31
CTC Media, Inc.
filed 2011-03-01
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1869211 (I.R.S. Employer Identification No.)
31A Leningradsky Prospekt 125284 Moscow, Russia (Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: +7-495-785-6333

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $813,147,157. The registrant has no non-voting stock.

          There were 156,965,821 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 25, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2010, a definitive proxy statement for our annual meeting of stockholders to be held on April 28, 2011. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference herein that are not based on historical information are "forward-looking statements". Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan," "could," "estimate," "intend," "may," "should," "will," and "would" or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding developments in the general economy, globally and in Russia, changes in the Russian television advertising market and changes in the size of our audience and market shares, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in "Item 1A. Risk Factors". For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media's future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed or implied herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise, except as required by law.

 Operating and Industry Data

        All audience share, ratings, coverage and technical penetration data included in this Annual Report on Form 10-K are provided by TNS Russia, which operates the standard audience share measurement system currently used by all major broadcasting and advertising professionals in Russia. All Russian advertising market size and market share data included herein have been publicly reported by the Association of Communications Agencies of Russia, or AKAR. We understand that Video International is the source of all television advertising market data reported by AKAR. We believe that Video International is regarded as the most reliable source of information on this market.

PART I

Item 1.    Business.

Overview

        We currently operate three Russian television networks:

  •
  CTC—our flagship network, offering entertainment programming targeted at 6-54 year-old viewers,

  •
  Domashny—a network principally targeted at 25-60 year-old women, and

  •
  DTV—a network currently principally targeted at 25-54 year-old viewers.

        Approximately 100 million people are within the coverage of CTC's signal, approximately 62 million people are within the coverage of Domashny's signal, and approximately 60 million people are within the coverage of DTV's signal. We also operate Channel 31, a television network in Kazakhstan, and a television channel in Moldova, each offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

        We generate substantially all of our revenues from the sale of television advertising. In 2010, our share of the total Russian television advertising market was approximately 18.9%. CTC's average overall audience share was 8.5%, making CTC the fourth-most watched broadcaster in Russia. CTC's average audience share in its target demographic was 11.9%. Domashny's average overall audience share was 2.3%, and its average audience share in its target demographic was 3.1%. DTV's average overall audience share was 1.9%, and its average audience share in its target demographic was 2.1%.

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

  Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertiser or advertising agency will typically place either a "fixed placement," an amount of advertising placed on a specific broadcaster and time slot by reference to the GRPs to be delivered by that broadcaster during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. Historically, our advertising was placed through Video International, an advertising sales house. Starting in 2011 we now place our advertising through our internal sales house.

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

        We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, as well as through the sale of sponsorships of our programming and sublicensing of programming content. Historically, Video International placed local advertising on behalf of substantially all of our owned-and-operated stations. Starting in 2011, our internal sales house is responsible for all of our regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which are still made through Video International.

        Role of Video International.    In the Russian television market, national advertising historically has not generally been placed directly with broadcasters. Instead, so-called "sales houses" controlled the placement of a large portion of national television advertising. Video International, one of the largest of these sales houses, placed substantially all of our advertising prior to 2011. An amendment to the Russian advertising law that became effective from January 1, 2011 prohibited us from entering into agreements with an advertising sales house that controlled more than 35% of the Russian television advertising market, such as Video International. In order to comply with the legislation we established our own sales house, which serves as the exclusive advertising sales agent for all of our networks in Russia from January 1, 2011. We have also agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. For more details of these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International," and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. In 2010, approximately 37% of our total advertising revenues were generated in the fourth quarter.

        Channel One, Rossiya and NTV typically broadcast more expensive and popular programming during the month of January, which increases their audience shares at the expense of their competitors, including our networks. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

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

        Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Russia. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia.

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Peoplemeters are installed in a panel of selected cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 48% of the total population of Russia. Because of the relative lack of affluence in smaller communities—and consequently very different consumer habits—we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000.

        The signals of all our three networks are currently broadcast in each of the 72 cities in the TNS panel in which audience shares were measured in 2010. For more details on this, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2010, TNS Russia reported that 93.7% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 81.6% had the ability to receive Domashny's signal, and 72.5% had the ability to receive DTV's signal.

        CTC.    The overall average audience share of CTC was 9.0%, 9.0% and 8.5%, respectively, in 2008, 2009 and 2010. CTC has been the fourth most-watched broadcaster in Russia for seven consecutive years. We believe that our strong positioning reflects our success in promoting the CTC Network and in developing and licensing attractive programming. The table below presents a comparison of CTC's average audience shares for 2006 through 2010 with those of its major competitors:

Average Audience Shares of the
Major National Networks and Channels, 2006-2010

	2006	2007	2008	2009	2010
Channel One	21.3%	21.2%	20.9%	18.9%	17.9%
Rossiya	19.5	17.1	17.3	17.2	16.4
NTV	12.8	13.9	13.3	14.1	15.5
CTC	10.4	9.0	9.0	9.0	8.5
TNT	6.0	6.7	7.3	6.9	7.1
REN-TV	4.2	4.3	4.5	4.9	4.2

        In CTC's principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 11.8% in 2008, 12.2% in 2009 and 11.9% in 2010.

        Domashny.    The overall average audience share of Domashny was 2.2% in each of 2008 and 2009, compared to 2.3% in 2010. In Domashny's principal target audience, 25-60 year-old women, Domashny had an average audience share of 2.8% in 2008, 2.9% in 2009 and 3.1% in 2010.

        DTV.    We acquired DTV in April 2008. The overall average audience share of DTV in its principal target audience during 2008, the 18+ year-old demographic group, was 1.8%. From the beginning of 2009, the target audience for this channel has changed to 25-54 year-old viewers. The overall average audience share of DTV was 2.0% in 2009 and 1.9% in 2010. The overall average principal target audience share of DTV was 2.2% in 2009 and 2.1% in 2010.

        Principal network television advertisers.    In 2010, approximately 200 advertisers purchased national advertising on CTC, Domashny and/or DTV. The top ten advertisers, in the aggregate, represented approximately 39% of our total national advertising revenues for the three networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

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

        Among both children and teenagers, CTC remains one of the top broadcasters in most applicable time slots. Although these younger demographic groups are not currently the principal targets of advertisers in Russia, we believe they will be of increasing importance, both as consumers themselves and because of their influence on their parents' purchasing decisions. In addition, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood.

        Our target audience for Domashny is women aged 25-60. We believe that this focus limits overlap between the target viewers of Domashny, CTC and DTV. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        We have positioned DTV as an action entertainment network, focusing on documentary reality shows, investigations, and provocative and humor programs, targeted on 25-54 year-old viewers.

        Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers. We develop original individual programs, long-running series, sketchcoms, sitcoms and game shows in-house or in collaboration with independent production companies located in Russia. Our production is sometimes carried out in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market.

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor's writers to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. Our in-house production team or an external production company then undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process. A significant portion of the original Russian programming that we broadcast on CTC in 2010 was produced in-house.

        International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Brothers. These contracts give us the right to broadcast a broad range of feature films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC and Globo International in the UK. We also license international programming from Russian distributors. We translate and dub foreign programming into Russian using contract translators.

        Cost-effective programming.    Although we own the programming we now produce in-house, we have not historically owned our programming or maintained a significant program library of owned titles. Instead, we have licensed and, with respect to programming produced by third-party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows—bundling less popular titles with titles that are expected to be particularly successful.

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

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting female viewers. The main focus for programming broadcast on Domashny in 2010 was Russian series and movies, as well as original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking and life-style programs. Such shows are designed to appeal to the network's target audience.

        DTV.    We are continuing to build DTV brand and profile, and are currently focusing on action entertainment. The programming for DTV consists of docu-reality and docu-fiction programs, investigation shows, and provocative and humor programs.

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

        To increase the efficiency of our marketing efforts, our marketing team is involved in research activities, including testing of how the advertising materials are perceived by and influence our target audiences. In addition, they also study perceived images of our channels, determining the strong and weak dimensions of our brands and the brands of our main competitors. Such research activities help us to make better decisions on how to best market our channels and build stronger long-term relationships with our viewers.

  Transmission

        From our headquarters in Moscow, our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and then by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across 9 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems, one of which is owned by the Russian Satellite Communications Company, a state-owned company, and another by Gazprom Kosmicheskiy Systemy, an affiliate of state-controlled Gazprom. We also have an agreement with a third satellite facility owned by Geo Telecom Satellite Services which is used to transmit the DTV signal, as well as a back-up facility for other channels. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal to between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

  Distribution

        Our signals are broadcast by the owned-and-operated stations and unmanned repeater transmitters in our Television Station Groups, as well as by our independent affiliate stations and local cable operators.

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and DTV Television Station Groups. Our CTC Television Station Group includes 50 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 38 owned-and-operated stations and unmanned repeaters, and our DTV Television Station Group includes 32 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or DTV networks, including national advertising. Repeater transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 56.7% technical penetration for the CTC Network (or 60.5% of its total penetration of 93.7%); 43.4% technical penetration for the Domashny Network (or 53.2% of its total penetration of 81.6%); and 35.9% technical penetration for the DTV Network (or 49.5% of its total penetration of 72.5%).

        Historically we have found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations. In general, we seek majority control of the stations we acquire or establish.

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators that provide for them to receive and broadcast our networks' programming and national advertising. Our independent affiliates provide 37.0% technical penetration for CTC (or 39.5% of its total penetration of 93.7%); 38.2% technical penetration for Domashny (or 46.8% of its total penetration of 81.6%); and 36.6% technical penetration for DTV (or 50.5% of its total penetration of 72.5%). Approximately 80% of independent affiliates of our three networks have signed written agreements with us that generally require them to broadcast our signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding.

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

Competition

        The Russian television broadcasting business is highly competitive. Our networks compete for audience share with other national television networks and channels, as well as with local broadcasters. We compete on the basis of size of our audiences for specific time slots, as well as the demographic characteristics of our viewers. As competition for advertising expenditures increases, we anticipate a corresponding increase in competition among broadcasters for the rights to the most popular Russian and foreign programs.

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

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. The specific terms of the transition are not yet known. Depending on the terms of the transition, we may face competition from other parties for digital frequencies or other access.

        For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict.

  Television broadcasters

        On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One, Rossiya and NTV, as well as with the smaller networks TNT and REN-TV. Domashny and DTV compete for advertising revenues primarily with other smaller channels such as TV-3 and TVC, although they also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

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

        The table below provides certain key statistics about CTC, Domashny, DTV and their major television competitors:

				Average All 4+ audience share
	Technical penetration	Principal target audience (age)(1)
				2009	2010
Channel One	98.7%	All 18+		18.9%	17.9%
Rossiya	97.6	All 18+		17.2	16.4
NTV	96.4	18-45		14.1	15.5
CTC	93.7	6-54		9.0	8.5
TNT	91.3	18-45		6.9	7.1
REN-TV	86.5	18-45		4.9	4.2
TVC	82.5	18-54		3.1	3.2
Domashny	81.6	25-60 (women	)	2.2	2.3
TV-3	77.2	18-54		2.8	2.4
DTV	72.5	25-54		2.0	1.9

(1)
CTC Media estimates.

  Principal competitors

        To date, our primary competitors have been the major networks and channels owned in whole or in part by the state (Channel One and Rossiya), as well as NTV and TNT, controlled by state-controlled Gazprom Media. With large direct and indirect government subsidies and other preferential benefits, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

        Channel One.    Channel One, the formerly 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One's schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series; foreign-produced programming, including series and blockbuster movies; game shows; and major sporting events, such as major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the "First Channel" in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters.

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

        NTV.    NTV's programming consists of information and entertainment programming, with a major emphasis on news, documentaries, investigative reporting programs, and Russian action and detective series and shows. Gazprom Media, part of the state-controlled Gazprom natural gas and oil company, owns a controlling interest in NTV. NTV is the third largest broadcaster in Russia in terms of audience share.

        TNT.    TNT is an entertainment network which targets primarily younger demographics. It produces a large proportion of its own programming and, as a result, broadcasts primarily Russian-produced programming, including entertainment programs, talk shows, reality shows, sitcoms, comedy shows and children's programming. In addition, TNT also airs foreign comedy movies in prime time. Like NTV, TNT's principal shareholder is Gazprom Media. In 2010, with an average share of 7.1%, TNT was the fifth largest television broadcaster in Russia in terms of audience share.

        REN-TV.    REN-TV is owned by National Media Group and broadcasts news and analytical programs, documentaries, talk-shows, entertainment programs, foreign and Russian series and Hollywood movies. Like TNT, REN-TV produces a large percentage of its own programming. With an average audience share of 4.2%, REN-TV was the sixth largest television broadcaster in Russia in terms of audience share in 2010.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2010, there were a total of approximately 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC, Domashny and/or DTV:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2010
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	82.5	3.2
TV-3	1998	Mostly foreign programming (primarily science-fiction, fantasy and mystical series, documentaries and movies	77.2	2.4

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for a substantial portion of the content we broadcast.

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

Employees

        The following table sets forth the number of our employees as of December 31, 2010, and a breakdown by function.

	Corporate	Networks	Television Station Groups	CIS	Production	Total
CEO Office	2	—	—	—	—	2
Regional Infrastructure and IT	2	82	229	96	—	409
Finance and Legal	31	51	86	19	10	197
Sales	—	51	46	13	2	112
Marketing	—	99	21	16	—	136
TV Channels and Programming (including Production)	6	127	1	8	44	186
Security	—	2	—	—	—	2
Strategy and Development (including Research)	8	15	—	8	—	31
Organizational Development, Administration and Human Resources	18	34	2	2	7	63
Broadcasting outside Russia	—	—	—	3	—	3

Total employees	67	461	385	165	63	1,141

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

Risks relating to our business and industry

Recent changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations.

        In December 2009, the Federal Law "On Advertising" was amended (effective January 2011) to prohibit TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that historically sold all of our national advertising and substantially all of our regional advertising, in previous years controlled more than 35% of the Russian TV advertising market. As a result of this amendment, the structure of the Russian TV advertising market has changed.

        In response to these developments, in September 2010 we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network. Our sales house now acts as the exclusive advertising sales agent for all of our networks in Russia, effective January 1, 2011.

        In order to benefit from our long-term cooperation with Video International and to successfully support our own advertising sales, in November 2010, we entered into a new agreement with Video International to govern our future cooperation, effective January 1, 2011. Under the terms of the agreement, our sales house received a license to use Video International group's proprietary advertising software package (including modules such as Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator). In addition, the Video International group will provide a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International group will provide detailed analysis of the Russian television market, including audience share and advertising market dynamics.

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising by certain of its subsidiaries). Under these arrangements, we expect that the overall compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

        In addition to the agreement between our sales house and Video International described above, a number of our owned-and-operated regional stations have also signed definitive agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. Under the terms of such agreements, we pay Video International a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Video International under such agreements is 12% of the regional station's total annual gross advertising revenues, including VAT. It has also been agreed by the parties that the commission payable to Video International under those agreements may be subject to reduction upon mutual consent of the parties on an annual basis.

        We do not have extensive experience in making direct sales of national television advertising ourselves. In order to support this function, we have substantially increased the size of our internal sales force, and have implemented a range of new functions and systems with which we have had limited experience to date. We may be unsuccessful in maintaining these functions, and may be unable to generate the same advertising volumes and revenues or margins under this new model of advertising sales as we did in the past. If we encounter difficulties in maintaining our sales house function, our advertising sales and revenues could suffer, and as a consequence our business, financial condition and results of operations could be materially adversely affected. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to fluctuations in the price of oil on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability.

        Although conditions improved in 2010, if such conditions are not sustainable or if economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results.

Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        The system of audience measurement in Russia, currently run by TNS Russia, has evolved as the advertising market has matured and in response to changing Russian demographics.

        Starting from July 2009, TNS Russia weights the panel of measured cities based on broadcasters' technical penetration in a group of 125 cities. Our audience share could be negatively affected if we were to lose an affiliate in one of that group of cities, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective starting from January 1, 2011. Based on our analysis, this re-weighting may result in a decrease in the audience share of our channels, which may have a negative effect our consolidated revenues. This re-weighting also resulted in the impairment of some of our affected broadcasting licenses on a stand-alone basis, recognized in 2009. See "—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in further decreases in our audience shares and therefore a material decrease in our advertising revenues.

We may face additional expenditures and increased competition in connection with the planned transition from analog to digital broadcasting in Russia.

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. The specific terms of the transition are not yet fully known.

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

A significant portion of our total assets are intangible assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income.

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

        As a result of the economic instability that arose in the second half of 2008, we recorded noncash impairment charges that had a net effect on our 2008 net income of $153.7 million. These losses related to intangible assets and goodwill that we acquired in connection with acquisitions completed in 2008, including broadcasting licenses of DTV Television Station Group, trade names of DTV Network, broadcasting licenses and goodwill of Channel 31 in Kazakhstan, and the broadcasting license of our broadcasting group in Moldova.

        In addition, a change in the weighting given by TNS Russia to cities in the audience measurement panel required us to re-assess the carrying value of our broadcasting licenses in certain panel cities and, as a result, we recorded impairment charges that had a net effect on our net income of $15.0 million in 2009.

        We performed our annual impairment review in the fourth quarter of 2010, which did not result in any further impairment charges. We consider all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, decreases in our audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. When these terms are determined, the transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

Competition for quality programming in Russia is intense and any failure to secure a steady supply of popular programming may negatively affect our audience shares, which in turn could have a material adverse affect on our results of operations.

        Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a relatively limited supply of Russian-produced programming and strong competition among Russian networks and channels for such programming, as well as for popular foreign programming.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. Although we have entered and may continue to enter into hedging transactions in an effort to reduce some of our foreign exchange risk, we will be negatively impacted by any depreciation of the ruble. The Russian ruble depreciated against the US dollar approximately 16.5%, 2.9% and 0.8%, respectively, in 2008, 2009 and 2010. If the ruble depreciates further against the US dollar, our revenues and operating results for 2011 or future periods, as reported in US dollars, will be adversely affected.

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

        The Ownership Law contains a "grandfather" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but no approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, violates the Ownership Law or requires any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of December 31, 2010 was $12.6 million.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2010, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. While television currently constitutes the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media or that changes in the regulatory environment will not favor other advertising media or other television broadcasters. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations. Television viewership is generally declining in Russia. That decline is more pronounced in our networks' target demographics. Continued decline in the appeal of television generally and, in particular, in our key demographics, whether as a result of the growth in popularity of other forms of media or other forms of entertainment, could adversely affect the attractiveness of television as an advertising medium, which, in turn, could have a material adverse effect on our results of operations.

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

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of their programming with the declared genres of the channel and to sustain necessary balance in a volume-genre ratio of a broadcasted materials both prescribed in the license. Until recently, the broadcasting licenses of our affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that requires that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

        We may not always be in full compliance with these requirements. Also, our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if we violate applicable legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During 2010, Channel One had an average audience share of 17.9%, while Rossiya's was 16.4% and NTV's was 15.5%. CTC's average audience share during 2010 was 8.5%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2010 we had contractual commitments for the acquisition of approximately $150.3 million in programming rights through 2011 and $56.5 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        More than half of our owned-and-operated stations are 100% owned by CTC Media. Other investors own between less than 1% and 50% of each of the remaining owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate these stations.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. In 2009 and 2010 we lost several key personnel, including several important content production, legal and finance personnel. In addition, we believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices.

Although we have found replacements for the personnel we lost, we cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        In December 2010, a new draft federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" was submitted to State Duma, the Russian parliament. This draft law would give the status of alcoholic drinks to beer and all drinks containing beer, which in turn would prohibit advertising of such drinks on television. If such law is enacted, we will not be able to broadcast ads for beer and drinks containing beer on our channels, which may result in a reduction in our revenues.

        In addition, the State Duma has approved a new law "On protection of children from harmful information," which came into force on December 31, 2010. This law makes it illegal to provide any information that maybe harmful to children, such as scenes of violence, abusive language, pornography, scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. This law does not contain any detailed regulation as to how information is to be categorized into these five groups, what kind of experts are to label such information, or how this law will be implemented. This law is ambiguous and there is no practice of implementation of such law in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law.

        We do not know how such new laws will be implemented, and therefore can not determine how these laws will affect our business, if at all.

        Such uncertainties in the Russian legal system could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        Certain of our regional subsidiaries have had, and continue to have, negative equity as reported in their respective Russian statutory financial statements. None of these companies has applied for voluntary liquidation. We are currently taking steps to remedy the negative net asset value of these subsidiaries, but we have not included it as a contingency in our financial statements because we believe that, so long as these subsidiaries continue to fulfill their obligations, the risk of their forced liquidation is remote.

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

        Under Russian accounting and tax principles, financial statements of Russian companies are not consolidated for tax purposes. As a result, each Russian-registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses of any other entity. Consequently, our overall effective tax rate may increase as we expand our operations, unless we are able to maintain an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

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

        Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, we have essentially no operations in the United States, most of our assets are located in Russia, and most of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any US or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of February 25, 2011, approximately 35% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of February 25, 2011, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office, production and operations space of approximately 3,300 square meters.

        On December 30, 2010, we signed two 10-year lease agreements for approximately 7,000 square meters of new office space in Moscow. These agreements have retroactive effect from November 17, 2010. We are also currently in the process of negotiating leases for additional space of approximately 2,100 square meters in this facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Lease Agreement".

        In 2010 we also leased approximately 5,700 square meters of office and operations space in Moscow, of which approximately 2,900 square meters were under leases that expired in December 2010, approximately 2,100 square meters are under leases that will expire in March 2011, and approximately 700 square meters are under leases that will expire in November 2011. We do not plan to renew such leases after they expire. The fiber optic cable that transmits our network signals to the satellite transmission center currently originates at these leased facilities.

        Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3.    Legal Proceedings.

        We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on The NASDAQ Global Select Market under the symbol CTCM. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
2010
First quarter	$17.37	$12.36
Second quarter	$19.98	$12.92
Third quarter	$22.20	$14.24
Fourth quarter	$25.17	$21.54
2009
First quarter	$6.01	$2.37
Second quarter	$13.18	$4.49
Third quarter	$17.31	$9.35
Fourth quarter	$20.07	$12.43

        As of December 31, 2010, there were three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2010, which is the last business day of our most recently completed fiscal year, was $23.43.

        During 2010, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2010	$0.065	$10,025	March 10, 2010	March 31, 2010
April 22, 2010	$0.065	$10,132	June 1, 2010	June 30, 2010
July 30, 2010	$0.065	$10,132	September 1, 2010	September 30, 2010
November 2, 2010	$0.320	$50,155	December 1, 2010	December 31, 2010

        On February 28, 2011, our Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total. The record date is March 1, 2011 and the payment date is March 31, 2011. Our Board currently intends to pay further dividends in each of the following quarters of 2011. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

        We did not purchase any shares of our common stock in 2010.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2006	2007	2008	2009	2010
	(in thousands of US dollars, except share and per share data)
Statement of Income (Loss) Data:
REVENUES:
Advertising (including related party revenue)	$357,334	$452,669	$623,336	$483,945	$562,102
Sublicensing (including related party revenue)	11,322	17,006	14,016	20,999	37,931
Other revenue (including related party revenue)	2,178	2,381	2,819	1,169	1,252

Total operating revenues	$370,834	$472,056	640,171	506,113	601,285

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and exclusive of stock-based compensation)	(15,710)	(18,931)	(36,662)	(32,088)	(37,547)
Selling, general and administrative (exclusive of depreciation and amortization and exclusive of stock-based compensation)	(49,206)	(55,849)	(78,183)	(58,526)	(69,849)
Stock-based compensation expense	(7,155)	(13,694)	(16,083)	(47,607)	(34,005)
Amortization of programming rights	(118,026)	(153,531)	(220,557)	(178,392)	(231,917)
Amortization of sublicensing rights	(6,773)	(9,629)	(8,443)	(6,832)	(7,113)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(19,651)	(27,361)	(13,379)	(11,454)	(13,736)
Impairment loss	—	—	(232,683)	(18,739)	—

Total operating expenses	(216,521)	(278,995)	(605,990)	(353,638)	(394,167)

Operating income	154,313	193,061	34,181	152,475	207,118
Foreign currency gains (losses)	1,579	151	(28,861)	(4,555)	1,820
Interest income (including related party interest income)	3,479	11,002	6,221	6,087	6,018
Interest expense (including related party interest expense)	(1,774)	(3)	(9,434)	(6,959)	(1,169)
Other non-operating income, net	719	1,915	776	1,060	2,789
Equity in income (losses) of investee companies	1,896	(1,195)	1,511	537	490

Income before income tax	160,212	204,931	4,394	148,645	217,066

Income tax expense	(48,969)	(63,176)	(19,874)	(45,626)	(66,034)

Consolidated net income (loss)	$111,243	$141,755	$(15,480)	$103,019	$151,032

(Income) loss attributable to noncontrolling interest	(4,918)	(5,842)	37,934	(2,630)	(5,301)

Net income attributable to CTC Media, Inc. stockholders	$106,325	$135,913	$22,454	100,389	145,731

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.73	$0.90	$0.15	$0.66	$0.94

Diluted	$0.69	$0.86	$0.14	$0.64	$0.93

Weighted average common shares outstanding:
Basic	117,880,814	151,731,780	152,146,559	152,223,165	155,576,658

Diluted	154,077,957	158,311,967	158,187,922	157,452,763	156,092,038

	December 31,
	2006	2007	2008	2009	2010
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$176,542	$307,073	$98,055	$84,441	$59,565
Short-term investments	—	—	—	39,072	117,457
Intangible assets, net	53,371	83,216	219,423	205,851	226,687
Goodwill	70,768	78,674	223,027	233,042	237,875
Programming rights, net	65,901	99,184	120,007	143,611	170,659
Working capital(1)	232,289	379,815	70,385	135,334	218,859
Total assets	484,797	694,680	806,829	851,320	999,460
Short-term loans	—	—	62,165	28,278	—
Long-term loans	210	224	28,438	—	—
Total stockholders' equity	424,141	615,074	547,070	663,824	794,641

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2006	2007	2008	2009	2010
CTC Network Operating Data:
Average audience share	10.4%	9.0%	9.0%	9.0%	8.5%
Technical penetration	86.6%	87.4%	87.5%	90.7%	93.7%

	Year ended December 31,
	2006	2007	2008	2009	2010
Domashny Network Operating Data:
Average audience share	1.4%	2.0%	2.2%	2.2%	2.3%
Technical penetration	58.2%	64.8%	71.0%	76.4%	81.6%

	Year ended December 31,
	2008	2009	2010
DTV Network Operating Data:
Average audience share	1.8%	2.0%	1.9%
Technical penetration	61.0%	68.4%	72.5%

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

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 93.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home", Network is targeted principally at 25-60 year-old women. Domashny's technical penetration is 81.6% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is 25-54 year-old viewers. DTV's technical penetration is 72.5% with its signal covering approximately 60 million people in Russia. We acquired DTV Network in April 2008.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and DTV Television Station Group manage 50, 38 and 32 owned-and-operated stations and repeater transmitters, respectively. Our Television Station Groups provide 56.7% technical penetration for the CTC Network (or 60.5% of its total penetration of 93.7%); 43.4% technical penetration for the Domashny Network (or 53.2% of its total penetration of 81.6%); and 35.9% technical penetration for the DTV Network (or 49.5% of its total penetration of 72.5%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  CIS Group.  This segment was formed in the beginning of 2008 in connection with the acquisition of our interest in the Kazakh television broadcaster, Channel 31, and the establishment of two subsidiaries that provide the advertising sales function and programming content to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations and repeater transmitters. The operating results of our broadcasting group in Moldova are also included in this segment.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. The average value of the ruble against the US dollar during 2010 was 4.5% higher than in 2009 and 22% lower in 2009 than in 2008.

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

Television Advertising Sales

        In the Russian television market, national advertising historically has generally not been placed directly with broadcasters. Instead, so-called "sales houses" have historically controlled the placement of a large portion of national television advertising. From 1999 to 2010, Video International, one of the largest of these sales houses, placed our national advertising on an exclusive basis. From 2006 to 2010, we also engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we continue to place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in 2009 and 2010.

        As a result of a recent amendment to the Russian advertising law that became effective in 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International historically controlled more than 35% of the Russian television advertising market. In order to bring our cooperation with Video International into compliance with the new legislation, we have terminated all of our agency agreements with Video International, effective December 31, 2010, and have developed a new structure for the sale of our advertising going forward, as described below.

        In September 2010, we established our own sales house, which now serves as the exclusive advertising sales agent for all of our networks in Russia. At the same time we agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Our sales house is responsible for all of our national and regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which continue to be made through Video International. See "—Our Agreements with Video International" below and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" fundamentally have changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic; Domashny's advertising has generally been placed on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and DTV's advertising has generally been placed on the basis of our ratings in DTV's target audience, 25-54 year-old viewers.

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

        Television advertising sales vary over the course of the year. As a result of seasonal trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2010 approximately 36% of our total annual advertising revenues was generated in the fourth quarter, as compared to the fourth quarter of 2009 and 2008, in which we generated 36% and 29%, respectively, of our total annual advertising revenues.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares.

Our Agreements with Video International

        Historically, we had several agency agreements with Video International for the placement of advertising on each of our Russian networks and each of our Russian Television Station Groups. An amendment to the Russian advertising law that became effective from January 1, 2011 prohibited us from entering into agreements with an advertising sales house that controls more than 35% of the Russian television advertising market, such as Video International. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated all of our agency agreements with Video International, effective December 31, 2010, and have developed a new structure for the sale of our advertising going forward, as described below.

        In November 2010, we entered into a new agreement with Video International to govern our cooperation in the area of television advertising sales, effective January 1, 2011. Under the terms of this agreement, our sales house received a license to use Video International's proprietary advertising software package (including modules such as Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator). In addition, the Video International group provides a number of supporting services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International provides detailed analysis of the Russian television market, including audience share and advertising market dynamics.

        Under the terms of this agreement, we will pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising by certain of its subsidiaries). We expect that the overall compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

        The new agreement has a five-year term, running through the end of 2015, and may be unilaterally terminated by either party effective January 1st of any year during the term without penalty, provided that such party provides written notice of termination not later than 180 days before such date. In addition, we have the exclusive right to terminate the agreement unilaterally under certain defined circumstances in the event that our advertising sales under-perform the overall Russian television advertising market by specified margins. In the event of termination on such grounds, the parties have also agreed on an option to seek to negotiate an amendment to the financial terms of the agreement should they desire to continue their cooperation. In any other case of early termination, the terminating party will be required to pay to the other party compensation in an amount approximately equal to the aggregate fees payable under this agreement in respect of the six calendar months prior to such termination.

        In addition to the agreement between our sales house and Video International described above, a number of our owned-and-operated regional stations have also signed definitive agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. Under the terms of such agreements, we pay Video International a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Video International under such agreements annually is 12% of the regional station's total gross advertising revenues, including VAT. The parties have also agreed that the commission payable to Video International under those agreements may be subject to reduction upon mutual consent of the parties on an annual basis.

        The agreements are terminable either by mutual written agreement, or unilaterally by giving 180 calendar days' notice. As compensation for early termination, the terminating party must pay the other party a forfeit fee based on a certain percentage of the regional station's actual gross revenues for the six full calendar months preceding the termination date. Such forfeit fee will be subject to further negotiations between the parties and may be subject to adjustment.

        We understand that such agency agreements for the direct placement of local advertising by Video International continue to be in compliance with the amended Russian advertising law since the aggregate volume of our local sales through Video International will not exceed 4% of our Russian advertising sales, and accordingly we understand that Video International will not exceed the 35% share limit established by the amended law in respect of the regional market.

        We also have an agreement with Video International for the placement of advertising on Channel 31 expiring in 2015. Under the Channel 31 agreement, the commission rate payable by us is fixed at 13.0% of gross advertising sales in 2011, 12.5% of gross advertising sales in 2012, and 12.0% of gross advertising sales in years 2013 through 2015.

New Lease Agreement

        On December 30, 2010, we entered into two definitive lease agreements in respect to our new headquarters facilities in Moscow. These leases have retroactive effect from November 17, 2010. The two lease agreements cover separate floors in the building, and contain identical terms, other than with respect to the premises covered and the applicable aggregate lease and other payments.

        Pursuant to these two lease agreements we are leasing an aggregate of 7,000 square meters of office space in central Moscow. The leases have 10-year initial terms and we have the right to extend their term for an additional 10-year period, at the then current market rate. The base rent amounts to $443 per square meter per year (at exchange rate as of December 31, 2010), for a total of approximately $3.1 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year starting November 17, 2010 ending November 16, 2011 is $420 per square meter per year (at exchange rate as of December 31, 2010), thus the total amount of the rent for such first year will be approximately $2.9 million. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the respective lease agreement.

        Under the terms of these lease agreements, we have agreed to conclude a maintenance services agreement with the building managing company, at an aggregate annual rate of approximately $0.3 million, exclusive of VAT, for each of the first three years; such amount does not include utilities. After the third anniversary of the maintenance service agreement, the parties have the right to renegotiate maintenance prices. We have an expansion option and a right of first offer on any additional space that becomes available in the building at the then-current market rent.

        We are currently in the process of negotiating leases for additional space of approximately 2,100 square meters in this office facility.

Recent Acquisitions and Disposals

        In January 2010, we sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2.0 million.

        In October 2010, we acquired the remaining 48% interest in a Kazan television station for cash consideration of approximately $1.5 million. Also in October 2010, we acquired a 100% interest in an Atchinsk television station for approximately $1.6 million.

        In December 2010, we acquired a 100% interest in a television station in St. Petersburg. As consideration for the acquisition, we paid $0.4 million in cash and assumed indebtedness of $7.6 million owed by that station. Also in December 2010, we acquired a 100% interest in television stations in Perm, Archangelsk and Severodvinsk, for total cash consideration of $8.6 million.

        Also during 2010, we acquired a 10% interest in Belgorod television station and a 10% interest in a television station broadcasting in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $0.4 million, and signed preliminary agreements to purchase an additional 80% and 90% of these stations, respectively, for approximately $3 million. In addition, during 2010, we signed preliminary agreements to purchase several other regional stations for total cash consideration of approximately $10 million. In February 2011, we completed an acquisition of a television station in Tomsk for cash consideration of $4.5 million.

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

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2010. The preparation of these consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe our critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements are as follows:

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

        Since we completed the acquisition of our production companies in the second quarter of 2008, programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally-produced programming is reported at the lower of amortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally produced programming is classified as non-current.

        We amortize programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates, or possibly the recognition of impairment charges to the consolidated statement of income (loss). Such write-downs establish a new cost basis for programming rights.

        We recognized impairment charges on our programming rights of $16.6 million, $14.9 million and $33.8 million for 2008, 2009 and 2010, respectively.

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

        We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to change in stock-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of our stock-based compensation.

Foreign currency translation

        Substantially all of our Russian advertising revenues for 2008, 2009 and 2010 was denominated in rubles and we currently expect that these revenues will continue to be denominated principally in rubles for the foreseeable future. Accordingly, the functional currency of the Company's subsidiaries domiciled in Russia is the Russian ruble. The functional currency of the Channel 31 Group is the Kazakh tenge. Our reporting currency is the US dollar. Translation of financial statements into US dollars has been performed by using the current rate method. We translate assets and liabilities at the rate of exchange prevailing at the applicable balance sheet date and stockholders' equity is translated at the applicable historical rate. We translate revenue and expenses at monthly average rates of exchange. Translation gains and losses are included as part of accumulated other comprehensive income.

Accounting for acquisitions; goodwill and other intangible assets

        In accordance with accounting for business combinations, we allocate the purchase price of our acquisitions to all the assets acquired and liabilities assumed based on their estimated fair values. On January 1, 2009, we adopted new guidance on business combinations. The new guidance changes the accounting treatment for certain specific acquisition-related items including expensing acquisition related costs as incurred and valuing noncontrolling interests at fair value at the acquisition date. In addition, after the adoption of the new accounting guidance, reversals of tax contingencies related to our acquisitions are recorded in our consolidated statements of income (loss) and not as an adjustment to goodwill.

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

        We evaluate goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important that could trigger an impairment review are under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our reported results and financial condition.

        Our annual assessment of the carrying values of goodwill and other intangible assets with indefinite lives is based on discounted projected future cash flows. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies." In 2008 we recorded noncash impairment losses totaling $232.7 million related to intangible assets recorded in connection with acquisitions completed in 2008. In 2009 we recorded noncash impairment losses totaling $18.7 million related to broadcasting licenses. We performed our annual impairment review in the fourth quarter of 2010, which did not result in any further impairment charges. We consider all current information in respect of determining the need for or calculating the amount of any impairment charge, however, future changes in events or circumstances, such as changes in the economy, transition to digital broadcasting, decreases in our audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

Tax provisions and valuation allowance for deferred tax assets

        Our actual Russian taxes may be in excess of the estimated amount paid to date or accrued at December 31, 2010 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies see "Item 8. Financial Statements and Supplementary Data—Note 12, Income Taxes and Note 15, Commitments and Contingencies".

        We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of the probability of realization of deferred tax assets may affect our effective income tax rate.

        Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be exposed to impairment charges that could be material.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2008	2009	2010
REVENUES:
Advertising	97.4%	95.6%	93.5%
Sublicensing and own production revenue	2.2	4.1	6.3
Other revenue	0.4	0.2	0.2

Total operating revenues	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(5.7)	(6.3)	(6.2)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(12.2)	(11.6)	(11.6)
Stock-based compensation expense	(2.5)	(9.4)	(5.7)
Amortization of programming rights	(34.5)	(35.2)	(38.6)
Amortization of sublicensing rights and own production cost	(1.3)	(1.3)	(1.2)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.1)	(2.3)	(2.3)
Impairment loss	(36.3)	(3.7)	—

Total operating expenses	(94.7)	(69.9)	(65.6)

Operating income	5.3	30.1	34.4
Foreign currency gains (losses)	(4.5)	(0.9)	0.3
Interest income	1.0	1.2	1.0
Interest expense	(1.5)	(1.4)	(0.2)
Other non-operating income, net	0.1	0.2	0.5
Equity in income of investee companies	0.2	0.1	0.1

Income before income tax	0.7	29.4	36.1

Income tax expense	(3.1)	(9.0)	(11.0)

Consolidated net income (loss)	(2.4)	20.4	25.1

(Income) loss attributable to noncontrolling interest	5.9	(0.5)	(0.9)

Net income attributable to CTC Media, Inc. stockholders	3.5%	19.8%	24.2%

        In February 2008, we acquired our interest in the Channel 31 Group. In April 2008, we acquired DTV Group and the two production companies that comprise our Production Group. As a result, our operating results for the year ended December 31, 2008 include the operations of the Channel 31 Group for ten months and the operations of the DTV Group and the Production Group for nine months.

Comparison of Consolidated Results of Operations for the Years ended December 31, 2008, 2009 and 2010

  Total operating revenues

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$417,130	$329,048	$389,659
Change period-to-period	—	(21.1)%	18.4%
Domashny Network	64,155	50,679	65,968
Change period-to-period	—	(21.0)%	30.2%
DTV Network	35,884	40,552	47,146
Change period-to-period	—	13.0%	16.3%
CTC Television Station Group	96,737	65,347	73,380
Change period-to-period	—	(32.4)%	12.3%
Domashny Television Station Group	17,072	10,232	12,806
Change period-to-period	—	(40.1)%	25.2%
DTV Television Group	5,437	3,979	3,831
Change period-to-period	—	(26.8)%	(3.7)%
CIS Group	10,930	11,020	12,590
Change period-to-period	—	0.8%	14.2%
Production Group	47,615	53,504	46,448
Change period-to-period	—	12.4%	(13.2)%
Eliminations and other	(54,789)	(58,248)	(50,543)

Total	$640,171	$506,113	$601,285

Change period-to-period	—	(20.9)%	18.8%

        Our total operating revenues decreased by 20.9% when comparing 2009 to 2008, and grew by 18.8% when comparing 2010 to 2009.

        Our operating revenues, a significant majority of which comes from advertising, tend to reflect overall economic conditions. Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability. As a result, total television advertising spending in Russia was adversely affected, which was the key factor in the decline in our operating results when comparing 2009 to 2008. Also contributing to the decline was a reduction in the size of the advertising market in Kazakhstan resulting from a downturn in its economy. The decline in our operating results was partially offset by acquisitions made in 2008, primarily the DTV Group, which were included in our results of operations for only a portion of 2008 but for all of 2009. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate." A significant majority of our advertising revenue is denominated in Russian rubles. Starting in August 2008, the value of the Russian ruble began to depreciate materially against the US dollar and, as a result, our reported revenues in the last five months of 2008 were materially adversely impacted. In 2009, the ruble depreciated further against the US dollar. On average year-on-year, the exchange rate of the ruble against the dollar was 22% lower in

2009 than in 2008. We estimate that this depreciation resulted in decreases of approximately 20.8% in our US dollar reported advertising revenues when comparing 2009 to 2008.

        The increase in our total operating revenues when comparing 2010 to 2009 reflects the renewed growth of the Russian television advertising market as the broader recovery took hold, resulting in higher advertising rates starting from the third quarter of 2010 compared to 2009, and increased sellout. In addition, the increase in our revenues when comparing 2010 to 2009 was partially due to the appreciation of the Russian ruble against the US dollar. On average year-on-year, the exchange rate of the ruble against the dollar was 4.5% higher in 2010 than in 2009. We estimate that this appreciation resulted in increases of approximately 3.5% in our US dollar reported advertising revenues when comparing 2010 to 2009.

        In December 2009, the "Law on Advertising" was amended (effective in 2011) to prohibit federal TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. In response to the amendment in Russian advertising law, we established our own sales house, which serves as the exclusive advertising sales agent for all of our networks in Russia from January 1, 2011. We have also agreed a new model of cooperation with Video International. See "—Television Advertising Sales," and "—Our Agreements with Video International."

Advertising revenues

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$398,364	$305,511	$353,419
Change period-to-period	—	(23.3)%	15.7%
Domashny Network	64,077	50,628	65,615
Change period-to-period	—	(21.0)%	29.6%
DTV Network	35,810	40,550	44,941
Change period-to-period	—	13.2%	10.8%
CTC Television Station Group	94,893	63,864	71,444
Change period-to-period	—	(32.7)%	11.9%
Domashny Television Station Group	13,760	8,178	10,288
Change period-to-period	—	(40.6)%	25.8%
DTV Television Group	5,058	3,850	3,800
Change period-to-period	—	(23.9)%	(1.3)%
CIS Group	10,657	10,767	12,482
Change period-to-period	—	1.0%	15.9%
Production Group	717	773	497
Change period-to-period	—	7.8%	(35.7)%
Eliminations and other	—	(176)	(384)

Total	$623,336	$483,945	$562,102

Change period-to-period	—	(22.4)%	16.1%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT and sales commissions.

        Starting from 2011 our model of cooperation with Video International at the network level has changed and we no longer pay sales commissions to Video International. Under the terms of our new agreement we have a license to use Video International's proprietary advertising software package. In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of federal advertising of certain of its subsidiaries). Under our new arrangements with Video International, we expect that the overall compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues, which will include the software license fees and all fees for services rendered by Video International. For more details see "—Our Agreements with Video International." Such compensation payable to Video International from the beginning of 2011 will be included within selling, general and administrative expenses in our income statement, and therefore will result in a material increase in the amount of both our advertising revenues and selling, general and administrative expense at our networks and Station Groups as compared to previous periods.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC Network's advertising is generally placed on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic; the Domashny Network's advertising is generally placed on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and the DTV Network's advertising is generally placed on the basis of our ratings in DTV's target audience, 25-54 year-old viewers. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        TNS Russia recently made changes to the relative weighting of the cities in the panel of cities in which audience numbers are measured, which became effective January 1, 2011. Based on our analysis, this re-weighting may result in a decrease in the audience share of our channels, which may have a negative effect our advertising revenues. See "Item 1A. Risk Factors—Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        CTC Network.    Advertising revenues for the CTC Network decreased when comparing 2009 and 2008 by 23.3%, principally due to the depreciation of the Russian ruble against the US dollar and, to a lesser extent, due to decreased advertising rates, partially offset by increases in target audience share. Advertising revenues for the CTC Network increased when comparing 2010 to 2009 by 15.7%, principally due to increases in advertising prices in the second part of 2010, increased sellout, increased sponsorship revenues, and appreciation of the Russian ruble against the US dollar. The increase in 2010 in advertising revenues was partially offset by decreased audience share. The average target audience share of the CTC Network was 11.8%, 12.2%, and 11.9%, respectively, in 2008, 2009 and 2010. The average overall audience share of the CTC Network was 9.0% in each of 2008 and 2009, and 8.5% in 2010. In addition to the change noted above, effective January 1, 2009, the audience measurement system in Russia was modified in response to an updated census that demonstrated changes in Russia's demographics. We estimated that such modification in the audience measurement system decreased CTC's target audience share by approximately 0.7 percentage points, which has negatively affected CTC's advertising revenues. This decrease was offset by the better performance of our programming in 2009. The decrease in target audience share when comparing 2010 to 2009 was primarily the result of relative underperformance of certain of our programming.

        Domashny Network.    Advertising revenues for the Domashny Network decreased when comparing 2009 to 2008 by 21.0%, principally due to the depreciation of the Russian ruble against the US dollar, and, to a lesser extent, due to decreased advertising rates, partially offset by increased target audience share. The increase in advertising revenues for the Domashny Network when comparing 2010 to 2009 of 29.6% was principally due to increased audience share, increased sellout, increases in advertising prices in the second half of 2010, and appreciation of the Russian ruble against the US dollar. In addition to the factors noted above, advertising revenue for this segment increased during both 2009 and 2010 due to the reallocation of advertising time from Domashny Television Station Group to Domashny Network from July 2009 (discussed below). The average target audience share of the Domashny Network was 2.8%, 2.9% and 3.1% in 2008, 2009 and 2010, respectively. The average overall audience share of the Domashny Network was 2.2% in each of 2008 and 2009, and 2.3% in 2010. The increase in the target audience share when comparing the periods under review was primarily the result of better performance of our programming.

        DTV Network.    The DTV Network contributed $35.8 million and $40.6 million, respectively, to our consolidated advertising revenues, amounting to 5.7% and 8.4%, respectively, of our consolidated advertising revenues for 2008 and 2009. Advertising revenues for the DTV Network increased when comparing 2010 and 2009 by 10.8%, principally due to increases in advertising rates, increased sellout, appreciation of the Russian ruble against the US dollar and reallocation of advertising time from DTV Television Station Group to DTV Network (discussed below), partially offset by decreased audience share. The average target audience share of the DTV Network was 1.8%, 2.2% and 2.1%, respectively, during 2008, 2009 and 2010. The average overall audience share of the DTV Network was 1.8%, 2.0% and 1.9%, respectively, in 2008, 2009 and 2010. The increase in the target audience share when comparing 2009 to 2008 was primarily the result of better performance of our programming. The decrease in our audience share when comparing 2010 to 2009 was primarily the result of increased competition and relative underperformance of certain programming. If DTV's audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in the fair value of the respective reporting units and/or broadcasting licenses. See "Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        Television Station Groups.    Advertising revenues of the CTC Television Station Group decreased by 32.7% when comparing 2009 to 2008, and increased 11.9% when comparing 2010 to 2009. Advertising revenues of the Domashny Television Station Group decreased by 40.6% when comparing 2009 to 2008, and increased by 25.8% when comparing 2010 to 2009. The DTV Television Station Group contributed $5.1 million, $3.9 million, and $3.8 million, respectively, to our consolidated advertising revenues, amounting to 0.8% of our consolidated advertising revenues for 2008 and 2009 and to 0.7% of our consolidated advertising revenues for 2010.

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

        The increase in advertising revenues of our CTC Television Station Groups when comparing 2010 to 2009 was principally due to increases in advertising rates, increased sellout and appreciation of the Russian ruble against the US dollar, partially offset by decrease in audience share.

        The increase in advertising revenues of our Domashny Television Station Group when comparing 2010 to 2009 was principally due to increased advertising rates, increased sellout and appreciation of the Russian ruble against the US dollar, partially offset by the reallocation of advertising time to the Domashny Network from July 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%.

        The decrease in advertising revenue of our DTV Television Station Group when comparing 2010 to 2009 was primarily due to a decrease in audience share and the reallocation of advertising time to the DTV Network from May 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%. The decrease in this segment's advertising revenue was partially offset by increases in advertising rates and appreciation of the Russian ruble against the US dollar.

        CIS Group.    CIS Group contributed $10.7 million, $10.8 million and $12.5 million, respectively, or 1.7%, 2.2% and 2.2%, respectively, to our consolidated advertising revenues for 2008, 2009 and 2010. Channel 31 Group contributed a majority of the revenues of this segment for this period. The increase in the advertising revenues of this segment when comparing 2010 to 2009 of 15.9% was primarily due to increased sellout, partially offset by the loss of revenues due to the sale of radio station in January 2010.

  Sublicensing, own production and other revenues

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$18,766	$23,538	$36,240
Change period-to-period	—	25.4%	54.0%
DTV Network	73	2	2,204
Change period-to-period	—	(97.3)%	100%
CTC Television Station Group	1,845	1,597	2,050
Change period-to-period	—	(13.4)%	28.4%
Domashny Television Station Group	3,312	2,054	2,518
Change period-to-period	—	(38.0)%	22.6%
Production Group	46,898	52,731	45,951
Change period-to-period	—	12.4%	(12.9)%
Eliminations and other	(54,059)	(57,754)	(49,780)

Total	$16,835	$22,168	$39,183

Change period-to-period	—	31.7%	76.8%

        Networks.    Our sublicensing, own production and other revenues at our CTC Network increased by 25.4% when comparing 2009 to 2008, mainly due to increases in revenues from sales of certain programming to Ukraine and Belarus, partially offset by a decrease in sales of certain Russian mini-series to First Channel in Russia and decreases in intercompany sales to other segments. Our sublicensing, own production and other revenues at our CTC Network increased by 54.0% when comparing 2010 to 2009, mainly due to increased sales of certain programming to Ukraine, partially offset by decreases in intercompany sales to the CIS Group and by non-recurring revenues received in 2009 from the theatrical release of a motion picture produced by us. At DTV Network, our sublicensing revenues in 2010 represented revenues from sales of Russian series to Ukraine.

        Television Station Groups.    Other revenues for the CTC and Domashny Television Station Groups primarily represent fees received for transmission. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies and to third-party production companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

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

  Total operating expenses

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(209,748)	$(168,559)	$(209,929)
Change period-to-period	—	(19.6)%	24.5%
Domashny Network	(45,287)	(35,767)	(48,219)
Change period-to-period	—	(21.0)%	34.8%
DTV Network	(28,597)	(24,093)	(42,266)
Change period-to-period	—	(15.7)%	75.4%
CTC Television Station Group	(36,354)	(40,521)	(22,342)
Change period-to-period	—	(11.5)%	(44.9)%
Domashny Television Station Group	(14,520)	(10,332)	(9,333)
Change period-to-period	—	(28.8)%	(9.7)%
DTV Television Group	(95,247)	(7,919)	(9,596)
Change period-to-period	—	(91.7)%	21.2%
CIS Group	(150,643)	(13,228)	(12,650)
Change period-to-period	—	(91.2)%	(4.4)%
Production Group	(42,314)	(46,983)	(45,403)
Change period-to-period	—	11.0%	(3.4)%
Eliminations and other	16,720	(6,237)	5,571

Total	$(605,990)	$(353,638)	$(394,167)

Change period-to-period	—	(41.6)%	11.5%
% of total operating revenues	94.7%	69.9%	65.6%

        Our total operating expenses as a percentage of operating revenues amounted to 94.7%, 69.9% and 65.6% in 2008, 2009 and 2010, respectively. Our total operating expenses in 2008 and 2009 were affected by noncash impairment losses of $232.7 million and $18.7 million, respectively. Excluding impairment losses, our total operating expenses, as a percentage of operating revenues, increased when comparing 2009 and 2008 due to increases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights, and depreciation and amortization expense. Our total operating expenses, as a percentage of operating revenues, decreased when comparing 2010 and 2009 due to decreases, as a percentage of operating revenues, in direct operating expenses, stock-based compensation expenses and amortization of sublicensing rights and own production cost, partially offset by increases, as a percentage of operating revenues, in amortization of programming rights.

  Direct operating expenses

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(8,723)	$(6,964)	$(9,178)
Change period-to-period	—	(20.2)%	31.8%
Domashny Network	(4,188)	(4,645)	(6,716)
Change period-to-period	—	10.9%	44.6%
DTV Network	(3,140)	(3,562)	(4,212)
Change period-to-period	—	13.4%	18.2%
CTC Television Station Group	(9,493)	(6,758)	(7,580)
Change period-to-period	—	(28.8)%	12.2%
Domashny Television Station Group	(5,437)	(3,556)	(4,277)
Change period-to-period	—	(34.6)%	20.3%
DTV Television Group	(3,918)	(3,405)	(3,963)
Change period-to-period	—	(13.1)%	16.4%
CIS Group	(1,924)	(2,186)	(1,901)
Change period-to-period	—	13.6%	(13.0)%
Production Group	(2,052)	(2,439)	(2,374)
Change period-to-period	—	18.9%	(2.7)%
Eliminations and other	2,213	1,427	2,654

Total	$(36,662)	$(32,088)	$(37,547)

Change period-to-period	—	(12.5)%	17.0%
% of total operating revenues	5.7%	6.3%	6.2%

        Networks.    At the network level, direct operating expenses principally comprise the salaries of our networks' engineering, programming and production staff, satellite transmission fees and networks affiliation costs.

        Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.1%, 2.1% and 2.4%, respectively, in 2008, 2009 and 2010. In absolute terms, direct operating expenses at the CTC Network decreased, when comparing 2009 and 2008, mainly due to our accrual in 2008 of prepayments of programming rights that we determined to be not recoverable and the depreciation of the Russian ruble against the US dollar. The increase in direct operating expenses at the CTC Network, when comparing 2010 and 2009, was mainly due to annual raises in salaries and benefits, the reversal of a provision related to prepayments of certain programming rights recognized in 2009 and appreciation of the Russian ruble against the US dollar.

        Direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues were 6.5%, 9.2% and 10.2%, respectively, in 2008, 2009 and 2010. The increase in direct operating expenses at the Domashny Network in absolute terms, when comparing 2009 and 2008, was mainly due to the increase in network affiliation expenses offset by the depreciation of the Russian ruble against the US dollar. The increase in direct operating expenses at the Domashny Network in absolute terms, when comparing 2010 and 2009, was mainly due to increases in network affiliation expenses, annual raises in salaries and benefits, and appreciation of the Russian ruble against the US dollar.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 8.8%, 8.8% and 8.9%, respectively, in 2008, 2009 and 2010. The increase in direct operating expenses at the DTV Network in absolute terms, when comparing 2010 and 2009, was primarily due to annual raises in salaries and benefits, increases in network affiliation expenses, and appreciation of the Russian ruble against the US dollar.

        We expect our direct operating expenses at the networks to increase as a result of planned increases in fees that we expect to pay to certain of our independent affiliates in exchange for broadcasting our network signals.

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

        For the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues amounted to 9.8%, 10.3% and 10.3%, respectively, in 2008, 2009 and 2010. The increase in direct operating expenses as a percentage of revenues at the CTC Television Station Group, when comparing 2009 and 2008, was a result of decreased revenues partially offset by a decrease in headcount. The increase in direct operating expenses in absolute terms at the CTC Television Station Group, when comparing 2010 and 2009, was mainly due to increases in transmission fees.

        For the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues amounted to 31.8%, 34.8% and 33.4%, respectively, in 2008, 2009 and 2010. For the Domashny Television Station Group the increase in direct operating expenses as a percentage of that segment's total operating revenues, when comparing 2009 and 2008, was mainly a result of decreased revenues and increases in transmission costs partially offset by a decrease in headcount. .The decrease in direct operating expenses as a percentage of that segment's total operating revenues, when comparing 2010 and 2009, was mainly a result of increased revenues, partially offset by increases in transmission fees.

        For the DTV Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 72.1%, 85.6% and 103.4%, respectively, during 2008, 2009 and 2010. For the DTV Television Station Group the increase in direct operating expenses as a percentage of that segment's total operating revenues, when comparing 2010 and 2009, was mainly due to the increases in transmission fees.

        In addition to the factors noted above, when comparing 2009 and 2008, the decrease in the direct operating expenses of our Television Station Groups in absolute terms was due to the depreciation of the Russian ruble against the US dollar, while the increase in absolute terms at the Television Station Groups level, when comparing 2010 and 2009, reflected the appreciation of the Russian ruble against the US dollar.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses at the CIS Group as a percentage of this segment's total operating revenues were 17.6%, 19.8% and 15.1%, respectively, during 2008, 2009 and 2010. The decrease in the direct operating expenses at the CIS Group as a percentage of this segment's total operating revenues, when comparing 2010 and 2009, was mainly due to decreases in headcount and increased revenues.

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

  Selling, general and administrative expenses

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(15,785)	$(13,614)	$(21,001)
Change period-to-period	—	(13.8)%	54.3%
Domashny Network	(8,304)	(5,819)	(7,861)
Change period-to-period	—	(29.9)%	35.1%
DTV Network	(4,153)	(3,238)	(7,496)
Change period-to-period	—	(22.0)%	131.5%
CTC Television Station Group	(18,439)	(13,143)	(12,235)
Change period-to-period	—	(28.7)%	(6.9)%
Domashny Television Station Group	(6,504)	(3,565)	(3,539)
Change period-to-period	—	(45.2)%	(0.7)%
DTV Television Group	(1,100)	(1,185)	(1,544)
Change period-to-period	—	7.7%	30.3%
CIS Group	(5,932)	(4,394)	(2,753)
Change period-to-period	—	(25.9)%	(37.3)%
Production Group	(1,696)	(1,669)	(1,638)
Change period-to-period	—	(1.6)%	(1.9)%
Eliminations and other	(16,270)	(11,899)	(11,782)

Total	$(78,183)	$(58,526)	$(69,849)

Change period-to-period	—	(25.1)%	19.3%
% of total operating revenues	12.2%	11.6%	11.6%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes.

        On December 30, 2010, we entered into two definitive lease agreements for new facilities in Moscow, pursuant to which we are leasing approximately 7,000 square meters of office space in an office building in central Moscow. These leases have retroactive effect from November 17, 2010. The leases are for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. See "—New Lease Agreement." We recognized rental expense related to these leases of approximately $1.7 million in 2010, and expect to recognize approximately $3.4 million annually for 2011 - 2020 (at the US dollar/ruble exchange rate as of December 31, 2010). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. We are also currently in the process of negotiating leases for additional space of approximately 2,100 square meters in this office facility.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues amounted to 3.8%, 4.1% and 5.4%, respectively, in 2008, 2009 and 2010. The increase in selling, general and administrative expenses as a percentage of revenues at the CTC Network, when comparing 2009 and 2008, reflects decreases in revenues. In absolute terms, selling, general and administrative expenses at the CTC Network decreased primarily as a result of the reversal of a provision for bad debts due to payments received and decreases in salaries and benefits resulting from the transfer of several senior managers to corporate headquarters, partially offset by an increase in rent expense. The increase in selling, general and administrative expenses at the CTC Network, when comparing 2010 and 2009, was mainly due to annual raises in salaries and benefits, increases in certain consulting costs and increases in rent and utilities expense due to the move to the new headquarters building.

        Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues amounted to 12.9%, 11.5% and 11.9%, respectively, in 2008, 2009 and 2010. The decrease in selling, general and administrative expenses as a percentage of revenues at the Domashny Network, when comparing 2009 and 2008, was primarily due to decreases in salaries and benefits resulting from the transfer of several senior managers to corporate headquarters, and decreases in advertising and promotion expense, partially offset by a decrease in revenues over the periods under review. The increase in selling, general and administrative expenses as a percentage of revenues at the Domashny Network, when comparing 2010 and 2009, was primarily due to annual raises in salaries and benefits and increases in advertising and promotion expenses.

        Selling, general and administrative expenses of the DTV Network, as a percentage of this segment's total operating revenues, were 11.6%, 8.0% and 15.9%, respectively, in 2008, 2009 and 2010. The increase in selling, general and administrative expenses as a percentage of revenues at the DTV Network, when comparing 2010 and 2009, was primarily due to annual raises in salaries and benefits and increases in advertising and promotion expenses.

        In addition to the factors noted above, the decrease in our selling general and administrative expenses of our networks in absolute terms, when comparing 2009 and 2008, was due to the depreciation of the Russian ruble against the US dollar. When comparing 2010 and 2009, the increase in reported selling general and administrative expenses in absolute terms at our Networks reflected the appreciation of the Russian ruble against the US dollar.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 19.1%, 20.1% and 16.7%, respectively, in 2008, 2009 and 2010. The increase in selling, general and administrative expenses as a percentage of this segment's total operating revenues, when comparing 2009 and 2008, was primarily due to decreased operating revenues over those years, partially offset by a decrease in advertising and promotion expenses. In addition, the decrease in selling, general and administrative expenses, when comparing 2009 and 2008, was due to an adjustment in the earlier period for a change in our tax policy in respect of VAT related to advertising and promotion expenses, as well as a catch up adjustment related to this change for the three previous years for which we filed a revised tax declaration. The decrease in selling, general and administrative expenses as a percentage of this segment's total operating revenues, when comparing 2010 and 2009, was primarily due to increases in revenues.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 38.1%, 34.8% and 27.6%, respectively, in 2008, 2009 and 2010. The decrease in this expense as a percentage of this segment's total operating revenues, when comparing 2009 to 2008, was mainly due to a decrease in advertising and promotion expenses and decreases in headcount, partially offset by decreased revenues. The decrease in this expense as a percentage of this segment's total operating revenues, when comparing 2010 to 2009, was primarily due to increases in revenues.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 20.2%, 29.8% and 40.3%, respectively, in 2008, 2009 and 2010. The increase in this expense as a percentage of this segment's total operating revenues, when comparing 2010 to 2009, was mainly due to increases in advertising and promotion expense, as well as decreased revenues.

        In addition to the factors noted above, when comparing 2009 and 2008, the decrease in our selling general and administrative expenses of our Television Station Groups in absolute terms was due to the depreciation of the Russian ruble against the US dollar, while the increase in absolute terms, when comparing 2010 and 2009, reflected the appreciation of the Russian ruble against the US dollar.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 54.3%, 39.9% and 21.9%, respectively, in 2008, 2009 and 2010. The decrease in these expenses, when comparing 2009 and 2008, was mainly due to the cost cutting measures implemented in this segment in 2009. The decrease in these expenses, when comparing 2010 and 2009, was mainly due to further decreases in headcount and advertising and promotion expenses.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 3.6%, 3.1% and 3.5%, respectively, in 2008, 2009 and 2010.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Stock-based compensation expenses	$(16,083)	$(47,607)	$(34,005)

        The increase in stock-based compensation, when comparing 2009 and 2008, relates mainly to additional $28.6 million recognized in 2009 in conjunction with an amendment to a stock appreciation right held by our former CEO and board member in connection with settling legal proceedings we brought against him. In addition, we recognized $5.8 million in expense related to options held by our current CEO, and $0.6 million in expense related to options granted to our employees and executives under our 2009 Stock Incentive Plan. See "Item 8. Financial Statements and Supplementary Data—Note 13, Stockholders' Equity". The effect of these additional costs was partially offset by the decrease in stock-based compensation resulting principally from cancellation of the options granted to one of our former executives and former CEO in connection with their departures, and the fact that some options granted to our former CEO became fully vested.

        The decrease stock-based compensation, when comparing 2010 and 2009, is mainly due to the one-time charges in 2009 related to a stock appreciation right held by our former CEO and board member and options held by our current CEO, described above, and cancellation of some options granted to our former CEO in connection with his departure. Such decrease was partially offset by the increase in expense due to stock options granted to a number of our employees and executives at the end of 2009 and in the first half of 2010 pursuant to our 2009 Stock Incentive Plan and to equity-based incentive awards granted to a number of our employees and executives in the first half of 2010. Such expenses amounted to $19.2 million for 2010. In addition, the overall decrease in stock-based compensation expense, when comparing 2010 and 2009, was partially offset by expense related to modifications made to the stock options of our CEO in 2009 and the first half of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $30.8 million for 2011, $8.0 million for 2012, $6.6 million for 2013 and $0.7 for 2014. For more details on our stock-based compensation transactions, see "Item 8. Financial Statements and Supplementary Data—Note 13, Stockholders' Equity and Note 18, Subsequent Events".

  Amortization of programming rights

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(172,573)	$(139,462)	$(171,498)
Change period-to-period	—	(19.2)%	23.0%
Domashny Network	(32,139)	(24,925)	(32,660)
Change period-to-period	—	(22.4)%	31.0%
DTV Network	(11,230)	(14,572)	(27,642)
Change period-to-period	—	29.8%	89.7%
CTC Television Station Group	(6,315)	(1,671)	(301)
Change period-to-period	—	(73.5)%	(82.0)%
CIS Group	(4,856)	(5,845)	(7,394)
Change period-to-period	—	20.4%	26.5%
Eliminations and other	6,556	8,083	7,578

Total	$(220,557)	$(178,392)	$(231,917)

Change period-to-period	—	(19.1)%	30.0%
% of total operating revenues	34.5%	35.2%	38.6%

        CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues amounted to 41.4%, 42.4% and 44.0%, respectively, for 2008, 2009 and 2010. The increase in amortization of programming rights for the CTC Network as a percentage of the segment's total operating revenues, when comparing 2009 to 2008, was primarily due to decreased revenue and a relatively more expensive programming mix in 2009, offset by the effect of changes in our amortization policy for certain types of Russian-produced programming that became effective from January 1, 2009 (as described below). The decrease in amortization of programming rights for the CTC Network in absolute terms when comparing 2009 to 2008 was mainly due to the depreciation of the Russian ruble against the US dollar beginning in August 2008. The increase in amortization of programming rights for the CTC Network as a percentage of the segment's total operating revenues, when comparing 2010 to 2009, was primarily due to the relatively more expensive programming mix and higher impairment charges in 2010, partially offset by increased revenues.

        Starting from the first quarter of 2009, we changed the amortization rates for sketchcoms, certain programs and a successful sitcom. This change resulted in a decrease of $5.9 million in amortization expense in 2009 when compared to 2008. Changes to our amortization rates for programming are made in order to reflect expected future revenue generation patterns.

        Programming impairment charges amounted to $16.6 million, $13.0 million and $25.2 million, respectively, for 2008, 2009 and 2010. The decrease in impairment charges, when comparing 2009 and 2008, was due to depreciation of the Russian ruble against the US dollar. The increase in impairment charges, when comparing 2010 and 2009, was due to the underperformance of certain programming in 2010 and to the write-off of certain Russian series, foreign series and movies following a scheduled content library review. This programming was acquired several years ago and we are no longer planning to air it.

        Domashny Network.    Amortization of programming rights for the Domashny Network segment as a percentage of its operating revenues amounted to 50.1%, 49.2% and 49.5%, respectively, for 2008, 2009 and 2010. The decrease in Domashny's amortization of programming expense in absolute terms, when comparing 2009 and 2008, was due to the depreciation of the Russian ruble against the US dollar beginning in August 2008. The slight increase in Domashny's amortization of programming rights expense as a percentage of the segment's total operating revenues, when comparing 2010 to 2009, was primarily due to the relatively more expensive programming mix and higher impairment charges in 2010, partially offset by increased revenues. Programming impairment charges amounted to nil, $0.2 million and $3.1 million, respectively, for 2008, 2009 and 2010. The increase in impairment charges, when comparing 2010 and 2009, was due to the underperformance of certain programming in 2010.

        DTV Network.    Amortization of programming rights expense for the DTV Network segment as a percentage of its operating revenues was 31.3%, 35.9% and 58.6%, respectively, in 2008, 2009 and 2010. The increase in DTV's amortization of programming rights expense as a percentage of the segment's total operating revenues, when comparing 2010 to 2009, was primarily due to the relatively more expensive programming mix and higher impairment charges in 2010. Programming impairment charges amounted to nil, $1.7 million and $5.5 million, respectively, for 2008, 2009 and 2010. The increase in impairment charges, when comparing 2010 and 2009, was due to the underperformance of certain programming in 2010.

        In addition to the factors noted above, when comparing 2009 and 2008, the reported amortization of programming rights in absolute terms was affected by the depreciation of the Russian ruble against the US dollar, while the increase in absolute terms, when comparing 2010 and 2009, was affected by the appreciation of the Russian ruble against the US dollar.

        Television Station Groups.    Our Television Station Groups amortize the programming that they commission for broadcast during local windows. The decreases in amortization of programming rights at CTC Television Station Group over the periods under review reflect certain cost-cutting measures taken in the first quarter of 2009.

        CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 44.4%, 53.0% and 58.7%, respectively, in 2008, 2009 and 2010. The increase of amortization of programming rights expense as a percentage of the segment's total operating revenues, when comparing 2010 to 2009, was primarily due to the relatively more expensive programming mix in 2010.

  Amortization of sublicensing rights and own production cost

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(11,704)	$(8,056)	$(6,985)
Change period-to-period	—	(31.2)%	(13.3)%
DTV Network	—	—	$(203)
Change period-to-period	—	n/a	100%
Production Group	(38,513)	(42,660)	(41,250)
Change period-to-period	—	10.8%	(3.3)%
Eliminations and other	41,774	43,884	41,325

Total	$(8,443)	$(6,832)	$(7,113)

Change period-to-period	—	(19.1)%	4.1%
% of total operating revenues	1.3%	1.3%	1.2%

        Own production costs represent the cost of internally produced programming licensed to the third parties, as well as sold to our other operating segments.

        Networks.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level, when comparing 2009 to 2008, was due primarily to decreased cost of internally produced series and sitcoms sold to Ukraine. The decrease in cost was due primarily to the depreciation of Russian ruble against the US dollar. In addition, the decrease in the amortization of sublicensing rights and own production cost when comparing 2009 to 2008 was due to nonrecurring sales of certain Russian mini-series to First Channel in Russia during the second quarter of 2008. The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level, when comparing 2010 to 2009, was mainly due to one-off expenses incurred in the first quarter of 2009 in conjunction with the production of a motion picture for theatrical release, and decreases in intercompany sales to the CIS Group, partially offset by the appreciation of the Russian ruble against the US dollar.

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

        Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights and own production cost)

	Year ended December 31,
	2008	2009	2010
	(in thousands, except percentages)
CTC Network	$(963)	$(463)	$(1,268)
Change period-to-period	—	(51.9)%	173.9%
Domashny Network	(656)	(379)	(869)
Change period-to-period	—	(42.2)%	129.3%
DTV Network	(2,332)	(2,721)	(2,712)
Change period-to-period	—	16.7%	(0.3)%
CTC Television Station Group	(2,106)	(1,935)	(2,225)
Change period-to-period	—	(8.1)%	15.0%
Domashny Television Station Group	(2,538)	(1,471)	(1,513)
Change period-to-period	—	(42.0)%	2.9%
DTV Television Group	(2,330)	(3,326)	(4,086)
Change period-to-period	—	42.7%	22.9%
CIS Group	(880)	(804)	(602)
Change period-to-period	—	(8.6)%	(25.1)%
Production Group	(52)	(151)	(138)
Change period-to-period	—	190.4%	(8.6)%
Eliminations and other	(1,522)	(204)	(323)

Total	$(13,379)	$(11,454)	$(13,736)

Change period-to-period	—	(14.4)%	19.9%
% of total operating revenues	2.1%	2.3%	2.3%

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

        Television Station Groups.    We have entered into contracts with Mostelecom to secure the right of the CTC, Domashny and DTV Moscow stations to be connected by cable to certain households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our Networks. We continue to evaluate, from a cost-benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through December 2015.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

        Eliminations and other.    Other depreciation and amortization expense in 2008 consists primarily of amortization expense of $1.4 million, recognized as a result of the assignment of $10 million in value to affiliation agreements of the CTC Network in connection with our acquisition in August 2003 of Alfa's

25% plus one share interest in our CTC Network. These affiliation agreements were fully amortized by August 2008.

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

        As a result of the re-weighting of certain cities in the TNS Russia audience measurement panel, we recorded a noncash impairment charge in 2009 related to broadcasting licenses in these cities, which had a net effect on our net income attributable to CTC Media, Inc. stockholders of $15.0 million.

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

  Foreign currency gains (losses)

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Foreign currency gains (losses)	$(28,861)	$(4,555)	$1,820

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. In 2008 and 2009, our foreign currency loss primarily represents the impact of ruble and tenge depreciation on our dollar-denominated liabilities, mainly the debt outstanding under the Credit Facility Agreement and payables for foreign programming, partially offset by the impact of ruble depreciation on our dollar-denominated assets and gains on our forward contract that we entered into to partially hedge our foreign currency exposure under the Credit Facility Agreement. During 2008, the ruble depreciated against the US dollar by approximately 16.5%. During 2009, the ruble depreciated a further 2.9% against the US dollar and, as a result, the average exchange rate of the ruble against the US dollar was 22% lower in 2009 than in 2008. Moreover, during 2009, the Kazakh tenge depreciated approximately 18.8% against the US dollar. In 2010, our foreign currency gain primarily represents the impact of a gain on our forward contract and of ruble depreciation on our dollar-denominated assets. During 2010, the ruble depreciated against the US dollar approximately 1%.

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

  Interest income

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Interest income	$6,221	$6,087	$6,018

        Our interest income consists primarily of interest earned on our bank accounts.

  Interest expense

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Interest expense	$(9,434)	$(6,959)	$(1,169)

        Our interest expense decreased over the periods under review primarily due to repayments of the principal amount under the Credit Facility Agreement during 2009 and in the first quarter of 2010. As of December 31, 2010, the amount under the Credit Facility Agreement was fully repaid.

  Other non-operating income, net

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Other non-operating income	$776	$1,060	$2,789

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale, which was recorded in other non-operating income.

  Equity in income of investee companies

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Equity in income of investee companies	$1,511	$537	$490

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it.

  Income tax expense

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Income tax expense	$(19,874)	$(45,626)	$(66,034)

        During 2008, the statutory rates in Russia and Kazakhstan were 24% and 30%, respectively. In November 2008, the tax legislation in Russia was amended to decrease the Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation in Kazakhstan was amended to decrease statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. The changes in income tax rates are effective from

January 1 of each of the respective years. The effect of these changes on our deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19.3 million as of December 31, 2008. Also, in 2008, our effective tax rate was impacted by the effect of the impairment loss recognized in 2008 in respect of certain of our assets. The impairment loss decreased our income before tax by $232.7 million and decreased our income tax expense by $30.3 million. Net of the impairment loss and change in income tax rates effects, our effective tax rate for 2008 would have been 29%.

        In 2009, our effective tax rate was approximately 31%. The increase in our effective tax rate when comparing 2009 to 2008 (adjusted for the nonrecurring items discussed above) was primarily due to the increases, as a percentage of consolidated income before tax, in stock-based compensation expense, and due to deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest, recognized at the end of 2009, partially offset by changes in statutory tax rates effective from January 1, 2009 (discussed above) and reversals of tax contingencies related to DTV Group based on the results of the tax audit for 2006-2008 and the lapse in statute of limitations for tax contingencies related to the Channel 31 Group.

        In 2010, our effective tax rate was approximately 30%. The decrease in our effective tax rate when comparing 2010 to 2009 was primarily due to the decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, partially offset by the increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest and reversals of tax contingencies related to DTV Group made in 2009, based on the results of the tax audit for 2006—2008. In 2010, the tax legislation of Kazakhstan was further amended to establish the statutory income tax rate of 20% in 2010 and thereafter. This change did not have a significant effect on our effective tax rate.

  Losses (income) attributable to noncontrolling interest

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Losses (income) attributable to noncontrolling interest	$37,934	$(2,630)	$(5,301)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. Income attributable to noncontrolling interest in 2008 was affected by the noncash impairment loss related to the broadcasting licenses and goodwill of Channel 31 Group. The effect amounted to $48.7 million. In 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was partially offset by the noncontrolling interest in losses of Channel 31 and Moldova Groups. In 2010, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group, and to income in the CIS Group.

  Other comprehensive loss attributable to controlling interest

	Year ended December 31,
	2008	2009	2010
	(in thousands)
Other comprehensive loss	$(106,368)	$(3,812)	$(5,635)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in 2008 and 2009 primarily represents the losses relating to these translations due to depreciation of the Russian ruble against the US dollar from August 2008. For 2010, the depreciation of the Russian ruble against the US dollar resulted in other comprehensive loss. See also "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets at December 31, 2009 Compared to December 31, 2010

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $24.2 million to $35.5 million from December 31, 2009 to December 31, 2010, mainly due to the increase in revenue.

  Short-term investments

        As of December 31, 2009 and 2010, short-term investments represent cash deposits with maturity in the range from three to six months placed in Russian banks.

  Programming rights

        The increase in programming rights from December 31, 2009 to December 31, 2010 of $27.0 million was primarily due to the acquisition of foreign movies during 2010, which will be used in 2011 and thereafter.

  Accounts payable

        Accounts payable increased from December 31, 2009 to December 31, 2010 by $22.6 million primarily due to an increase in amounts due for purchases of programming rights.

  Taxes payable

        Taxes payable increased from December 31, 2009 to December 31, 2010 by $9.8 million primarily due to increased revenues and taxable income in 2010 compared with 2009.

  Deferred revenue

        Deferred revenue increased from $5.0 million at December 31, 2009 to $12.4 million at December 31, 2010 primarily due to increases in prepayments from advertisers during 2010 compared with 2009.

  Short-term and long-term loans and interest accrued

        The decrease in short-term loans and interest accrued is due to the repayment of the amounts outstanding under our Credit Facility Agreement during the first quarter of 2010. See "—Credit Facility Agreement".

Liquidity and Capital Resources

        At December 31, 2010, we had $59.6 million in cash and cash equivalents, of which approximately 12% was held in US dollar-denominated accounts. In addition, at December 31, 2010, we had $117.5 million in deposits with maturities ranging from three to six months, of which approximately 32% was held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2008	2009	2010
	(in thousands)
Net cash provided by operating activities	$185,937	$132,941	$185,552
Net cash used in investing activities	(419,032)	(81,654)	(130,525)
Net cash provided by (used in) financing activities	20,595	(62,548)	(79,820)

        Substantially all of our cash flow from operating activities throughout the periods under review derived from advertising revenues. Our advertising revenues were $623.3 million, $483.9 million and $562.1 million, respectively, for 2008, 2009 and 2010.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights was $245.7 million, $209.3 million and $250.5 million during 2008, 2009 and 2010, respectively, exceeding our programming rights and sublicensing rights amortization expense in each of these years. Programming rights and sublicensing rights amortization was $229.0 million, $185.2 million and $239.0 million during 2008, 2009 and 2010, respectively. In 2009, our net cash provided by operating activities included a cash payment by us in the amount of $29.4 million to our former CEO and board member, Alexander Rodnyansky, in conjunction with an amendment to a share appreciation right effected in connection with the settlement of legal proceedings brought by us against him.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new owned-and-operated stations and investments in cash deposits. In 2008, our cash used in investing activities was significant as we completed several major acquisitions. During that period, we paid cash of $331.6 million in connection with our acquisition of the DTV Group, $65.3 million for our 60% economic interest in the Channel 31 Group, $4.6 million related to our acquisitions of Costafilm and Sohomedia and $4.3 million related to our acquisition of a controlling interest in a broadcasting group in Moldova. These cash payments were offset by the cash on the accounts of the acquired businesses in an aggregate of $10.7 million. Also, in 2008, we paid cash of $14.0 million related to the acquisition of additional owned-and-operated stations. In 2008, the amount we spent on capital expenditures also increased to $10.1 million.

        In 2009, we paid cash of $25.7 million for acquisitions, including $11.0 million of earn-out payments in relation to our acquisition of production companies in 2008 and $14.7 million for the acquisition of additional owned-and-operated stations. In 2009, we spent cash of $16.2 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2009, we made cash deposits of $39.1 million in Russia banks. These deposits have original maturities in the range of three to twelve months.

        In 2010, we paid cash of $23.8 million for acquisitions, including $12.8 million of 2009 earn-out payments in relation to our acquisition of production companies and $11.0 million for the acquisition of additional owned-and-operated stations. In 2010, we spent cash of $29.9 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2010, we made cash deposits of $78.9 million in Russia banks. These deposits have original maturities ranging from three to six months.

        In 2011, we expect capital expenditures to reach up to $25 million as we continue to work on our technology complex and move our internal sales house into our Moscow headquarters facility.

        Cash used in financing activities includes proceeds and repayments of borrowings, proceeds from exercises of stock options and payments of dividends to minority interest holders in our owned-and-operated stations. In 2008, we drew-down $135.0 million under our Credit Facility Agreement and later repaid $44.8 million of the outstanding principal. Also in 2008 we repaid the outstanding principal amount of indebtedness to MTG assumed in the acquisition of DTV, and related interest, in the aggregate amount of $65.4 million. In 2009, we repaid outstanding principal under the Credit Facility Agreement in the amount of $62.0 million. See—"Credit Facility Agreement". Also, in 2009 we received $3.4 million in proceeds from the exercise stock options by a former executive. In 2010, cash used in financing activities includes repayment under the Credit Facility Agreement of $28.3 million (see "—Credit Facility Agreement") and payment of $7.5 million in debt of our DTV Station in St. Petersburg assumed at its acquisition. In addition, in 2010, we paid dividends in the amount of $80.4 million to our stockholders. See "Financial Statements—Note 13, Stockholders' Equity". Also, in 2010 we received $42.8 million from the exercise of stock options and paid $4.9 million in dividends to minority shareholders of our owned-and-operated stations.

        On February 28, 2011, our Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total. The record date is March 1, 2011 and the payment date is March 31, 2011. Our Board currently intends to pay further dividends in each of the following quarters of 2011. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Through 2011	2012 through 2013	2014 through 2015	Thereafter
	(in thousands)
Acquisition of programming rights	$206,781	$150,267	$56,514	—	—
Transmission and satellite fees	$88,477	$14,672	$34,070	$39,735	—
Leasehold obligations	$40,671	$4,413	$7,152	$7,367	$21,739
Cable connections	$12,310	$4,596	$3,194	$4,520	—
Acquisition of format rights	$2,283	$2,283	—	—	—

Total(1)	$350,522	$176,231	$100,930	$51,622	$21,739

(1)
Accrued liabilities related to income taxes in the amount of $5,280 are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In December 2010, we entered into two definitive lease agreements for new headquarters facilities in Moscow. See "—New Lease Agreement." We recognized rental expense related to these leases of approximately $1.7 million in 2010, and expect to recognize approximately $3.4 million annually for 2011 - 2020 (at the US dollar/ruble exchange rate as of December 31, 2010). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        In addition, in October 2010 we signed an agreement to upgrade our broadcasting equipment at a cost of $16.3 million, of which the outstanding amount to be paid in 2011 amounted to $3.5 million.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the year ended December 31, 2010, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $50.1 million and $23.9 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of February 25, 2011 was RUR 29.16 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal controls over financial reporting during the three month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2010, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 1, 2011

PART III

Item 9B.    Other Information.

  None

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2011, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 1, 2011

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2009	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,441	$59,565
Short-term investments (Note 2)	39,072	117,457
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2009-$988; December 31, 2010-$780) (including accounts receivable from related parties: 2009-$1,060, 2010-$34)	24,230	35,516
Taxes reclaimable	7,491	16,151
Prepayments (including prepayments to related parties: 2009-$7; 2010-$nil)	31,277	37,766
Programming rights, net	79,268	95,026
Deferred tax assets	18,840	23,228
Other current assets	2,588	911

TOTAL CURRENT ASSETS	287,207	385,620

PROPERTY AND EQUIPMENT, net	27,870	44,149
INTANGIBLE ASSETS, net:
Broadcasting licenses	150,424	172,469
Cable network connections	29,689	29,474
Trade names	17,082	16,956
Network affiliation agreements	6,769	4,479
Other intangible assets	1,887	3,309

Net intangible assets	205,851	226,687
GOODWILL	233,042	237,875
PROGRAMMING RIGHTS, net	64,343	75,633
SUBLICENSING RIGHTS, net	546	251
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,184	5,455
PREPAYMENTS	6,605	4,703
DEFERRED TAX ASSETS	18,440	18,127
OTHER NON-CURRENT ASSETS	589	960

TOTAL ASSETS	$849,677	$999,460

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable (including accounts payable to related parties: 2009-$397; 2010-$594)	51,088	73,665
Accrued liabilities	34,968	33,603
Taxes payable	27,871	37,643
Short-term loans and interest accrued	28,278	—
Deferred revenue	4,976	12,393
Deferred tax liabilities	5,112	9,457

TOTAL CURRENT LIABILITIES	152,293	166,761

DEFERRED TAX LIABILITIES	33,560	38,058
COMMITMENTS AND CONTINGENCIES (Note 15)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2009-154,227,746; 2010-156,955,746)	1,542	1,569
Additional paid-in capital	386,950	457,521
Retained earnings	332,710	397,997
Accumulated other comprehensive loss	(58,428)	(64,063)
Non-controlling interest	1,050	1,617

TOTAL STOCKHOLDERS' EQUITY	663,824	794,641

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849,677	$999,460

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2008	2009	2010
REVENUES:
Advertising (including revenue from related parties of $7,717, $4,033 and $2,219 in 2008, 2009 and 2010, respectively)	$623,336	$483,945	$562,102
Sublicensing and own production revenue (including revenue from related parties of $898, $3,403 and $109 in 2008, 2009 and 2010, respectively)	14,016	20,999	37,931
Other revenue (including revenue from related parties of $72, nil and nil in 2008, 2009 and 2010, respectively)	2,819	1,169	1,252

Total operating revenues	640,171	506,113	601,285

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $10,030, $9,190 and $11,502 in 2008, 2009 and 2010, respectively; and exclusive of stock-based compensation expense of $852, $5,334 and $10,586 in 2008, 2009 and 2010, respectively)	(36,662)	(32,088)	(37,547)
Selling, general and administrative (exclusive of depreciation and amortization $3,349, $2,264 and $2,234 in 2008, 2009 and 2010, respectively; exclusive of stock-based compensation expense of $15,231, $42,273 and $23,419 in 2008, 2009 and 2010, respectively)	(78,183)	(58,526)	(69,849)
Stock-based compensation expense	(16,083)	(47,607)	(34,005)
Amortization of programming rights	(220,557)	(178,392)	(231,917)
Amortization of sublicensing rights and own production cost	(8,443)	(6,832)	(7,113)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(13,379)	(11,454)	(13,736)
Impairment loss	(232,683)	(18,739)	—

Total operating expenses	(605,990)	(353,638)	(394,167)

OPERATING INCOME	34,181	152,475	207,118
FOREIGN CURRENCY GAINS (LOSSES)	(28,861)	(4,555)	1,820
INTEREST INCOME (including interest income from related parties of $927, $1,434 and $1,497 in 2008, 2009 and 2010, respectively)	6,221	6,087	6,018
INTEREST EXPENSE (including interest expense from related parties of $2,450, nil and nil in 2008, 2009 and 2010, respectively)	(9,434)	(6,959)	(1,169)
OTHER NON-OPERATING INCOME, net	776	1,060	2,789
EQUITY IN INCOME OF INVESTEE COMPANIES	1,511	537	490

Income before income tax	4,394	148,645	217,066

INCOME TAX EXPENSE	(19,874)	(45,626)	(66,034)

CONSOLIDATED NET INCOME (LOSS)	$(15,480)	$103,019	$151,032

LESS: (INCOME)/LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$37,934	$(2,630)	$(5,301)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$22,454	$100,389	$145,731

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.66	$0.94

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.14	$0.64	$0.93

Weighted average common shares outstanding—basic	152,146,559	152,223,165	155,576,658

Weighted average common shares outstanding—diluted	158,187,922	157,452,763	156,092,038

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2008	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(15,480)	$103,019	151,032
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(66,142)	(6,317)	1,449
Depreciation and amortization	13,379	11,454	13,736
Amortization of programming rights	220,557	178,392	231,917
Amortization of sublicensing rights and own production cost	8,443	6,832	7,113
Stock-based compensation expense	16,083	47,607	34,005
Equity in income of unconsolidated investees	(1,511)	(537)	(490)
Foreign currency (gains) losses	28,861	4,555	(1,820)
Impairment loss	232,683	18,739	—
Changes in provision for tax contingencies	1,318	(5,934)	(2,752)
Changes in operating assets and liabilities:
Trade accounts receivable	(26,692)	6,436	(11,816)
Prepayments	(14,366)	(751)	(3,123)
Other assets	8,503	3,708	(6,672)
Accounts payable and accrued liabilities	(455)	9,144	6,457
Deferred revenue	4,036	(4,357)	7,239
Other liabilities	20,983	(960)	10,042
Dividends received from equity investees	1,421	622	509
Settlement of SARs and exercises of equity-based incentive awards	—	(29,390)	(786)
Acquisition of programming and sublicensing rights	(245,684)	(209,321)	(250,488)

Net cash provided by operating activities	185,937	132,941	185,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(10,065)	(16,217)	(29,912)
Acquisitions of businesses, net of cash acquired	(408,967)	(25,674)	(23,762)
Proceeds from sale of businesses, net of cash disposed	—	—	2,026
Investments in deposits	—	(39,763)	(78,877)

Net cash used in investing activities	(419,032)	(81,654)	(130,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,849	3,398	42,812
Proceeds from loans	135,000	—	—
Repayments of loans	(110,193)	(62,000)	(35,775)
Acquisition of non-controlling interest	—	—	(1,508)
Dividends paid to stockholders	—	—	(80,444)
Dividends paid to noncontrolling interest	(6,031)	(3,946)	(4,905)
Decrease in restricted cash	(30)	—	—

Net cash provided by (used in) financing activities	20,595	(62,548)	(79,820)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,482	(2,353)	(83)

Net increase (decrease) in cash and cash equivalents	(209,018)	(13,614)	(24,876)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	307,073	98,055	84,441

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,055	$84,441	59,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,508	$4,475	$236
Income tax paid	$93,159	$55,220	$64,950

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(in thousands of US dollars, except share data)

	Outstanding common shares	Common stock	Additional Paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-controlling interest	Stockholders' Equity
DECEMBER 31, 2007	152,124,096	$1,521	$348,752	$209,867	$51,752	$3,182	$615,074

Fair value of stock options granted	—	—	16,083	—	—	—	16,083
Stock options exercised	31,117	1	527	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	(106,368)	(188)	(106,556)
Acquisition of non-controlling interest	—	—	—	—	—	43,546	43,546
Net income (loss)	—	—	—	22,454	—	(37,934)	(15,480)
Dividends declared	—	—	—	—	—	(6,125)	(6,125)

DECEMBER 31, 2008	152,155,213	$1,522	$365,362	$232,321	$(54,616)	$2,481	$547,070

Fair value of stock options granted	—	—	18,209	—	—	—	18,209
Stock options exercised	2,072,533	20	3,379	—	—	—	3,399
Foreign currency translation adjustment	—	—	—	—	(3,812)	17	(3,795)
Acquisition of non-controlling interest	—	—	—	—	—	—	—
Net income	—	—	—	100,389	—	2,630	103,019
Dividends declared	—	—	—	—	—	(4,078)	(4,078)

DECEMBER 31, 2009	154,227,746	$1,542	$386,950	$332,710	$(58,428)	$1,050	$663,824

Fair value of stock options granted	—	—	29,260	—	—	—	29,260
Stock options exercised	2,728,000	27	42,785	—	—	—	42,812
Foreign currency translation adjustment	—	—	—	—	(5,635)	82	(5,553)
Acquisition of non-controlling interest	—	—	(1,474)	—	—	(34)	(1,508)
Net income	—	—	—	145,731	—	5,301	151,032
Dividends declared	—	—	—	(80,444)	—	(4,782)	(85,226)

DECEMBER 31, 2010	156,955,746	$1,569	$457,521	$397,997	$(64,063)	$1,617	$794,641

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(in thousands of US dollars)

	Total			CTC Media, Inc. stockholders			Non-controlling interest
	2008	2009	2010	2008	2009	2010	2008	2009	2010
Net Income (loss)	$(15,480)	$103,019	$151,032	$22,454	$100,389	$145,731	$(37,934)	$2,630	$5,301
Other Comprehensive Income (loss)
Foreign Currency Translation Adjustment	(106,556)	(3,795)	(5,553)	(106,368)	(3,812)	(5,635)	(188)	17	82

Total Other Comprehensive Income (loss)	(106,556)	(3,795)	(5,553)	(106,368)	(3,812)	(5,635)	(188)	17	82

Comprehensive income (loss)	$(122,036)	$99,224	$145,479	$(83,914)	$96,577	$140,096	$(38,122)	$2,647	$5,383

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

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. During the reporting periods, at the national level and for substantially all of the stations in the Television Station Groups, this advertising was placed through Video International, an advertising sales house (Note 15). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s ownership interests in these subsidiaries at December 31, 2008, 2009 and 2010 are presented in the table below:

	2008	2009	2010
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
DTV Network	100.0%	100.0%	100.0%
Television Station Groups
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	99.9%	99.9%	100.0%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
DTV-St. Petersburg	100.0%	100.0%	100.0%
CIS Group
Channel 31 Group	60.0%	60.0%	60.0%
Production Group
Costafilm	100.0%	100.0%	100.0%
Soho Media	100.0%	100.0%	100.0%

        The Company is the primary beneficiary of the Channel 31 Group (acquired in 2008), a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 60% and 70% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group (see Note 15 for a discussion about legal restrictions of ownership in Kazakhstan). The Company has consolidated the Channel 31 Group from its date of acquisition. At December 31, 2010, the Channel 31 Group had assets (excluding intercompany assets) totaling $21,809 and liabilities (excluding intercompany liabilities) totaling $14,087. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group (Note 4). The Company finances the Channel 31 Group's operations during the ordinary course of business. At December 31, 2010 the amount of intercompany payables of the Channel 31 Group totaled $5,296. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totaled $2,212 for 2010. This amount includes intercompany expenses of $767.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of indefinite-lived intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Foreign Currency Translation

        In 2008, 2009 and 2010, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed in accordance with the accounting provisions using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income (loss).

Revenue Recognition

        The Company recognizes advertising revenues in the period that the corresponding advertising spots are aired. Advertising revenue was recorded net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. The advertising sales commissions amounted to $95,346, $72,036 and $84,454 in 2008, 2009 and 2010, respectively.

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

        Programming rights also include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally-produced programming is stated at the lower of amortized cost or fair value.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates or possibly the recognition of an impairment charge to the consolidated statement of income (loss). Such write-downs establish a new cost basis for programming rights. Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally-produced programming is classified as non-current.

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

Property and Equipment

        Property and equipment are stated at historical acquisition cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years. Leasehold improvements are amortized over the shorter of their estimated useful life or the initial operating lease. Maintenance and repair costs are expensed as incurred, while upgrades and improvements are capitalized.

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

Amortizable Long-Lived Assets

        Definite-lived intangible assets primarily represent cable network connections and network affiliation agreements. Cable network connections are amortized on a straight-line basis over their estimated term, from the date of such connection until December 2015. While the Company uses 2015 as the estimated useful life of existing connections, future changes in the digital conversion timeline, which may occur, would cause the Company to reassess this estimate. Network affiliation agreements are amortized on a straight-line basis over their estimated term, which is five years. These assets are stated at cost less accumulated amortization.

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

        In 2010, the Company had recurring measurements at fair value for financial derivative instruments, and non-recurring measurements at fair value for its broadcasting licenses, trade names, nonfinancial assets, and liabilities recognized as a result of acquisitions or as a part of annual impairment tests for broadcasting licenses and tradenames, which were all Level 3 measurements. There were no transfers between categories during the periods presented. See below.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of acquisition costs over the Company's share of fair value of the net assets of acquired businesses. Indefinite-lived intangible assets primarily represent broadcasting licenses and trade names.

        The Channel 31 broadcasting license was granted for an indefinite period of time. Russian broadcasting licenses generally require renewal every five years and are renewed upon application. The Company expects each of its licenses to be renewed. Broadcasting licenses are assigned indefinite lives after consideration of the following conditions:

  •
  the Company intends to renew the licenses into the foreseeable future;

  •
  the Company has precedents of renewals or reasonable expectation of renewals;

  •
  the Company does not expect any substantial cost to be incurred as part of a future license renewal and de minimis costs have been incurred in the renewals to date; and

  •
  the Company has not experienced any historical evidence of a compelling challenge to its holding of licenses.

        The Company believes that the history of renewals, the consistency in the regulatory environment of the TV broadcasting industry and apparent stability in the Russian and Kazakh political environments provide sufficient basis for indefinite-life assumptions for its licenses, as it reflects the foreseeable future period during which the Company expects to benefit from the use of such licenses. As of December 31, 2010, the weighted-average period prior to the next renewal of Russian broadcasting licenses is 2.4 years. During 2010, the Company renewed Russian broadcasting licenses with carrying value totaling $25,128 through 2015. Also during 2010, the Company assigned $21,857 of the purchase consideration paid in conjunction with the acquisition of several regional stations to broadcasting licenses (Note 4). The weighted-average period prior to the next renewal of these new licenses is 2.0 years.

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

  •
  negative market conditions or economic trends; and

  •
  specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is more than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, the Company compares fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired. The Company has determined that its reporting units are the same as its operating segments.

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

        The Company determines the fair values calculated in impairment tests using free cash flow models involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. The costs of capital that the Company applied in all reporting units in 2008 was high compared to historical levels, which the Company believed represented a fundamental re-pricing of the perceived risk of investing in Russia and CIS during those periods. In 2009 and 2010, as overall economic conditions improved and as the Russian and CIS markets recovered, the cost of capital also declined. However, if the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its 2009 and 2010 analysis ranged from 15.5% to 20% in 2009 and from 13.5% to 18.4% in 2010, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2008, 2009 and 2010 analysis was 4%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Economic

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    conditions in Russia and other CIS countries where the Company operates appear to be improving and the valuation model used by the Company assumes recovery from the downturn in the economy, which started in the middle of 2008, by 2012. If, however, such improvements are not sustainable or if the economic instability resumes, the size of the television advertising market may decrease which, in turn, may adversely affect the fair value of the respective assets or reporting units.

  •
  Allocation of cash flows from national advertising to broadcasting licenses: Regional stations broadcast programming received by satellite from the Networks, including national advertising. Therefore, the Company's regional broadcasting licenses generate revenues for the Company at the Networks level. Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Russia. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia. The audience rating for any channel is measured based on the ratings in cities included in a panel measured by TNS. The Company's assumptions on the share of national revenue generated by each of its broadcasting licenses are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the system of audience measurement were to change or the weighting of the panel of cities were to change in a manner that increased the weight in areas where the Company does not have coverage, it could impact the fair value of our reporting units and broadcasting licenses by lowering the Company's ratings.

  •
  Market shares: This assumption is a function of the audience share the Company expects to generate from its reporting units, and the relative price at which the Company can sell advertising. For broadcasting licenses, the Company estimates market shares based on assumptions related to the market participants potentially willing to acquire the station in each particular region. The Company's estimates of the market shares are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the Company's audience shares or ratings, or shares or ratings of market participants, were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in fair value of the respective reporting units/broadcasting licenses.

  •
  Forecasted operating costs: The level of cash flow generated by each operation is ultimately governed by the extent to which the Company manages the relationship between revenues and costs. The Company forecasts the level of operating costs by reference to (a) the historical absolute and relative levels of costs the Company has incurred in generating revenue in each reporting unit and regional station, (b) the operating strategy of each business, (c) specific forecasted operating costs to be incurred and (d) expectations as to what these costs would be for an average market participant. The Company's estimates of forecasted operating costs are developed from a number of external sources, in combination with a process of on-going consultation with operational management. These forecasts could vary from the Company's projections.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Forecasted capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. The Company forecasts the level of future capital expenditure based on current strategies and specific forecast costs to be incurred, as well as expectations on what these costs would be like for an average market participant. The Company's estimate of forecasted capital expenditure is developed from a number of external sources, in combination with a process of on-going consultation with operational management. These forecasts could vary from the Company's projections.

        The Company believes that the values assigned to key assumptions and estimates described above represent the most realistic assessment of future trends. In order to check the reasonableness of the fair values implied by cash flow estimates the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values.

  Impairment reviews during 2008, 2009 and 2010

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

        The principal factors leading to the impairment losses recorded by the Company in 2008 were reductions in the projected future cash flows of the recently acquired businesses, as well as increases in the discount rates applied to those cash flows. These modifications were made to reflect the prevailing economic instability in Russia and other CIS countries in which the Company operates and the expectation that this economic environment could continue in the near to mid-term, in light of the global credit crisis and the related turmoil in the global financial system. Although the Company continued to project future long-term growth in cash flows, such growth was lower than that estimated at the time the businesses were acquired. The reduction in estimated future cash flows from February 2008, when the Company acquired Channel 31 Group, and from April 2008, when the Company acquired DTV Group, reflected the impact of the weaker economy, including forecasted decline in gross domestic product and a forecasted decline in the growth of total advertising spending in ruble terms in 2009, offset in part by increased cost controls of the Company and decreased statutory income tax rates in Russia and Kazakhstan effective from 2009. The Company used higher discount rates (ranging from approximately 22%-26% for 2009 to 13%-17% for 2013 and terminal years as compared to approximately 12-16% used in the original February 2008 valuation of Channel 31 Group, the April 2008 valuation of DTV Network and DTV Television Station Group and the October 2008 valuation of the Moldova Group reporting unit and its assets). These increased rates reflected an expected increase in the risks inherent in the estimated future cash flows attributable to the economic volatility, which was more pronounced during the fourth quarter of 2008.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of December 31, 2009, the Company recorded non-cash impairment losses totaling $18,739 related to certain broadcasting licenses in the CTC and Domashny Television Station Groups. The decline in the fair value of these broadcasting licenses below book value was primarily the result of the change in the weight given to panel cities by TNS Russia. Certain cities in which the Company holds licenses were given less weight than in the previous panel survey, reducing the value of these licenses.

        In the fourth quarter of 2010, the Company performed its annual impairment review, which did not result in any further impairment charges.

        The DTV Network reporting unit and DTV umbrella broadcasting license were the most sensitive to changes in the assumptions described above. In the 2010 impairment review, the Company concluded that the fair value of the reporting unit had increased marginally, resulting in a higher excess of fair value over carrying value. The main reasons for the increase in the fair value of the reporting unit were a reduction in the cost of capital applied to reflect a slightly lower perceived risk among investors of investing in Russia, an upward revision to the advertising market as a result of a more positive outlook for the market and the pace and timing of the recovery of the market, and more encouraging overall macro-economic conditions in Russia in 2010 compared to 2009 and 2008. In addition to the factors noted above, the average price of the Company's common stock in 2010 was higher when compared to 2009 and 2008. As of December 31, 2010, the DTV Network reporting unit had $135,397 of goodwill, and $56,668 attributed to the broadcasting umbrella license; their fair values exceeded the carrying values by approximately 33% and 24%, respectively, as of the impairment testing date.

        In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the calculated fair values. In respect of reporting units, a hypothetical 10% decrease in the fair value of each reporting unit would not have resulted in a failure of step one of the goodwill impairment test.

        Other than with respect to the several broadcasting licenses identified below, a hypothetical 10% decrease in the fair value of each indefinite lived asset would not have resulted in additional impairment.

        For certain broadcasting licenses in the CTC and DTV Television Station Groups, a hypothetical 10% decrease in the fair value of these assets as of the date of the impairment test for 2010 would

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have resulted in additional impairment. As of December 31, 2010, the carrying value of these broadcasting licenses was as follows:

Carrying amount, as of December 31, 2010
Broadcasting licenses
CTC Television Station Group:
Kazan	$9,296
Saratov	$7,871
Stavropol	$2,907
Arkhangelsk (1)	$4,175
Perm (1)	$6,386
Achinsk (1)	$1,605
DTV Television Station Group:
St. Petersburg (1)	$9,954
Tula	$4,421

Total	46,615

(1)
The fair value of these broadcasting licenses approximated their carrying value in light of their recent acquisition by the Company. The Company has performed preliminary purchase price allocations for these acquisitions using the best information available as of the date of these financial statements. See Note 4.

        Although management considered all current information when calculating impairment charges, any future changes in events or circumstances, such as changes in the economy, the planned transition to digital broadcasting, decreases in audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of the Company's intangible assets and it is probable that the Company will have to recognize additional impairment charges in future periods as described above.

Prepayments

        Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2009 and 2010, prepayments for programming rights were $33,800 and $33,108, respectively.

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of three months or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Of the $59,565 cash balance the Company had as of December 31, 2010, it held cash and deposits with a maturity of 90 days and less with a US dollar-equivalent value of $57,452 in Russian banks, including subsidiaries of foreign banks. In addition, the Company has deposits with a maturity of more than 90 days in the amount of $117,457 in Russian banks. This amount of deposits includes ruble-denominated deposits of $79,879 bearing interest ranging from 3.7% to 6.5%, and US dollar-denominated deposits of $37,578 bearing interest ranging from 1.9% to 3.0%. Management periodically reviews the credit worthiness of the banks in which it holds its cash.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are shown at their net realizable value which approximates their fair value.

        The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability, including discussions with Video International, as appropriate. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require to enter into any netting agreements or collateral from customers.

        The following table summarizes the changes in the allowance for doubtful accounts for the year ended December 31, 2010:

	2008	2009	2010
Balance at January 1	$435	$1,355	$988
Additions (charged to expenses)	970	420	53
Acquired	142	—	—
Deductions (subsequent payments or write-offs)	—	(778)	(173)
Foreign currency translation adjustments	(192)	(9)	(88)
Balance at December 31	$1,355	$988	$780

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2009 and 2010 were $16,459, $11,140 and $15,265, respectively.

Pensions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. Starting from 2010 Unified Social Tax (UST), which provided application of a regressive rate from 26% to 2% of the annual gross remuneration of each employee, has been replaced with contributions to social, medical and pension funds at a flat rate of 26% of the annual gross remuneration of each employee not to exceed certain pre-determined amount of compensation. Starting from 2011, the rate will increase to 34% for most of the taxpayers. Taxpayers involved in the mass media industry may enjoy a tax benefit, provided they meet certain conditions, and use the following tax rates: 26% with respect to the 2011 tax year, 27%-2012, 28%-2013, 30%-2014. Starting with 2015, tax payers involved in the mass media industry will be taxed at common rate of 34%.

        In Kazakhstan, employers are required to withhold 10% of the gross salaries of local employees for remittance to local state pension funds. In addition, employers are required to pay social tax for their employees calculated by the application of a flat rate of 11% of the annual gross remuneration of each employee and obligatory social insurance contributions of 5% of the gross salaries of local employees. These contributions are expensed as incurred.

Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognizes them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income (loss) together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income (loss). For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income (loss). The Company does not use derivatives for trading purposes. At December 31, 2009 and 2010, the Company did not have any fair value or cash flow derivatives designated as hedges.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value.

        From time to time, the Company enters into foreign exchange hedging arrangements in relation to a portion of its programming commitments denominated in US dollars. These contracts are recorded at fair value at the balance sheet date, and the resulting unrealized gains and losses are recorded in the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consolidated statement of income (loss), together with realized gains and losses arising on settlement of these contracts.

Comprehensive Income (Loss)

        During the years ended December 31, 2008, 2009 and 2010, comprehensive income (loss) comprises net income (loss) and foreign currency translation adjustments.

Stock-Based Compensation

        The cost of equity instruments is measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

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

Comparative Figures

        Reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These changes reclassify certain expenses in direct operating and selling, general and administrative expenses, but do not impact total operating expenses. Also, in 2010, the Company finalized its purchase price allocation for stations acquired in December 2009, and, as a result, has made a reclassification in the opening balance in the amount of $6,926 and $1,643 from intangible assets to goodwill and deferred tax liabilities, respectively.

New and Recently Adopted Accounting Pronouncements

        Fair Value Measurements and Disclosures.    The Company's nonfinancial assets and liabilities measured at fair value on a nonrecurring basis include goodwill and intangible assets acquired in connection with business combinations. The Company adopted the fair value measurement guidance as it relates to these assets and liabilities as of January 1, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

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

        Subsequent Events.    In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

        Consolidation of variable interest entities.    In June 2009, the FASB issued guidance that amends the consolidation guidance that applies to variable interest entities ("VIEs"). The amendments significantly affects the overall consolidation analysis under the existing guidance. Accordingly, an enterprise needs to reconsider its previous conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE's primary beneficiary, and (3) what type of financial statement disclosures are required. The guidance is effective for the Company as of January 1, 2010. Early adoption is prohibited. The adoption of this guidance did not have animpact on the Company's financial statements.

        Stock-based compensation.    In April 2010, the FASB issued an amendment to its stock-based compensation guidance to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity's securities trade should be classified as equity, assuming all other criteria for equity classification are met. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of the amendment to have any effect on its financial statements.

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

        In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which states that when a public entity's business combinations are material on an individual or aggregate basis, the notes to its financial statements must provide pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the annual reporting period. It clarifies that if comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only and not as of it had occurred at the beginning of the current annual reporting period. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2010, and should be applied prospectively.

        Intangible Assets.    In December 2010, the FASB issued additional guidance which does not prescribe a specific method of calculating the fair value of a reporting unit in the performance of step 1 of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. It is effective for the impairment tests performed during entities' fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application will not be permitted. The Company does not expect the provisions of the amendment to have significant impact on its financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2008, 2009 and 2010 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the "treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2008, 2009 and 2010, was 2,757,924, 10,068,631 and 6,041,964, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     NET INCOME PER SHARE (Continued)

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2008	2009	2010
Net income attributable to CTC Media, Inc. stockholders	$22,454	$100,389	$145,731

Weighted average common shares outstanding—basic Common stock	152,146,559	152,223,165	155,576,658
Dilutive effect of:
Common stock options and SARs	6,041,363	5,229,598	515,380

Weighted average common shares outstanding—diluted	158,187,922	157,452,763	156,092,038

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.15	$0.66	$0.94
Diluted	$0.14	$0.64	$0.93

        The numerator used to calculate diluted net income per common share for 2008, 2009 and 2010 was net income attributable to CTC Media, Inc. stockholders.

4.     INVESTMENT TRANSACTIONS

Acquisitions in 2008

Channel 31 Group

        On February 29, 2008, the Company acquired an interest in a Kazakh television broadcast company, Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and established two subsidiaries, Prim LLP and Advertising and Marketing LLP, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group") on an exclusive basis. These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group.

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

        The total purchase consideration for the Channel 31 Group was $65,319 in cash, including $526 in direct transaction costs. The Company has consolidated the financial results of Channel 31 Group from the date of acquisition, based on the fact that the Company was deemed to be a primary beneficiary of this variable interest entity.

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

DTV Group

        On April 16, 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG"). The DTV Group operates a national free-to-air television network and, at the date of acquisition, a group of four owned-and-operated stations in Russia. MTG, through its subsidiary MTG Russia AB, is the beneficial holder of approximately 39.5% of the Company's outstanding shares.

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

Production companies

        In April 2008, the Company acquired two Russian production companies, Costafilm and Soho Media. The Company historically purchased programming rights from these companies. Under the terms of the Costafilm share purchase agreement, the Company paid an aggregate of approximately $1,000 in cash in connection with closing. Annual cash earn-out payments, which are denominated in Russian

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

rubles, of up to $10,536 for each year or $31,608 in aggregate for the three years (at the US dollar/ruble exchange rate as of December 31, 2010) were payable subject to achievement of certain performance criteria for 2008, 2009 and 2010. Costafilm achieved all the performance criteria for 2008 and 2009, and partially achieved the performance criteria for 2010; accordingly, the Company paid the 2008 and 2009 earn-outs during 2009 and 2010, respectively, and has accrued a liability in respect of the 2010 earn-out payment in amount of $6,777, as of December 31, 2010. The Company has allocated $1,261, $912 and $219, respectively, of the 2008, 2009 and 2010 earn-out payments to compensation expense for the respective years in respect of the previous owners of Costafilm, who continue to be employed by the Company. The remaining amounts of the 2008, 2009 and 2010 earn-outs were assigned to goodwill attributed to the assembled workforce. The goodwill is not expected to be deductible for tax purposes.

        Under the terms of the Soho Media share purchase agreement, the Company paid $4,000 in cash in connection with closing. The Company was also required to make additional annual cash earn-out payments to the owners, denominated in US dollars, of up to $2,000 for each year, or $6,000 in aggregate for all three years subject to achievement of certain performance criteria for 2008, 2009 and 2010. Soho Media achieved all the performance criteria for 2008 and 2009; accordingly, the Company paid the 2008 and 2009 earn-outs during 2009 and 2010, respectively. The Company allocated $500 and $633, respectively, of the 2008 and 2009 earn-outs, to compensation expense for the respective years in respect of the previous owners of Soho Media, who continued to be employed by the Company at that time. The remaining amounts of the 2008 and 2009 earn-outs were assigned to goodwill, attributed to the assembled workforce. The goodwill is not expected to be deductible for tax purposes. In March 2010, the Company signed an amendment to the purchase agreement with the previous owners of Soho Media, agreeing that the Company was not obliged to pay 2010 earn-out payment to those parties. Under the amendment, the Company was obliged to pay $1,100 to the previous owners in two equal tranches. The first tranche was paid in April 2010, and the second is payable not later than March 31, 2011.

  Other acquisitions

        In April 2008, the Company acquired a 100% interest in a television station in Saratov, for total cash consideration of $12,766. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $16,796 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. In 2009, the Company recorded a noncash impairment loss of $5,146 (before tax effect) related to impairment of this broadcasting license. See Note 2.

        In June 2008, the Company acquired a 100% interest in a television station in Kansk, for total cash consideration of $1,007. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $1,321 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. In 2009, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

        In October 2008, the Company acquired a 51% interest in a broadcasting group consisting of Teledixi SRL and Muzic Ramil SRL in Moldova for total consideration of $4,309 in cash, including $430 in direct transaction costs. The Company's financial statements reflect an allocation of the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $4,309 to broadcasting licenses and other assets and liabilities assumed. In 2008, based on the impairment test performed by the Company, the value of this broadcasting license was written down to zero. See Note 2.

Acquisitions in 2009

        In November 2009, the Company acquired a 100% interest in a television station in Ulyanovsk, for total cash consideration of $1,314. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed. The Company assigned $1,643 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In December 2009, the Company acquired a 100% interest in five television stations in the Russian cities of Ulyanovsk, Cheboksary, Ivanovo and Kirov, for total cash consideration of $12,164. The Company assigned $15,205 to broadcasting licenses in its preliminary purchase price allocation, based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of the 2009 financial statements. In 2010, the Company finalized the purchase price allocation and has assigned $6,548 to broadcasting licenses, and $6,926 to goodwill. The goodwill arising from the purchase price allocation was believed to be consistent with the synergies expected to be realized from the acquisition. The goodwill is not expected to be deductible for tax purposes. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

Acquisitions in 2010

        In October 2010, the Company acquired a remaining non-controlling 48% interest in ZAO Variant, a television station in Kazan, for total cash consideration of $1,508.

        Also in October 2010, the Company acquired a 100% interest in two television stations in Achinsk, for total cash consideration of $1,643. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $2,034 to the broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In December 2010, the Company acquired a 100% interest in a television station in St. Petersburg. As consideration for the acquisition, the Company paid $356 in cash and assumed indebtedness of $7,644 of the station. In December 2010 the debt was paid in full. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $9,691 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In December 2010, the Company acquired a 100% interest in a television stations in Perm, Archangelsk and Severodvinsk, for total cash consideration of $8,612. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     INVESTMENT TRANSACTIONS (Continued)

financial statements. The Company assigned $10,561 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        The purchase price allocation for the 2010 acquisitions remains open as the Company is finalizing the estimated future cash flows related to the respective broadcast licenses. Upon finalization of the purchase price allocation in 2011, the amount of recorded goodwill may change.

        Also, during 2010, the Company acquired a 10% interest in Belgorod television station and a 10% interest in a television station broadcasting in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $358, and signed preliminary agreements to purchase an additional 80% and 90% of these stations, respectively, for approximately $3,021. In addition, the Company signed preliminary agreements to purchase several regional stations for total cash consideration of approximately $10,300. See also Note 18.

        See Note 2 for a discussion of fair value measurements.

Disposals in 2010

        In January 2010, we sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2.0 million.

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2009 and 2010 comprise the following:

	December 31,
	2009	2010
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$52,760	$88,828
Accumulated amortization	(44,028)	(70,266)

Released, net book value	8,732	18,562

Completed and not released	11,484	3,356
In production	5,638	460

Total	25,854	22,378

Acquired rights:
Historical cost	369,062	487,947
Accumulated amortization	(251,305)	(339,666)

Net book value	117,757	148,281

Total programming rights	$143,611	$170,659

Current portion	79,268	95,026

Non-current portion	64,343	75,633

        The Company expects to amortize approximately $14,413 of internally produced TV programming for its completed and released films and completed but not yet released films during the twelve months

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET (Continued)

ending December 31, 2011. In addition, the Company expects to amortize approximately 100% of its unamortized internally produced programming rights within the three years following December 31, 2010.

        During 2008, 2009 and 2010, the Company recognized impairment charges on programming rights of $16,618, $14,854 and $33,814 respectively. The impairment charges are included in amortization of programming rights in the accompanying consolidated statements of income (loss).

6.     PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2009 and 2010 comprise the following:

		December 31,
	Useful life, years
		2009	2010
Cost:
Broadcasting equipment	7	$33,818	$36,323
Buildings	10-25	10,053	10,002
Office equipment	3	7,640	8,810
Leasehold improvements	10	—	3,940
Vehicles	5	1,040	1,044
Construction in progress		2,331	13,859

Total cost		$54,882	$73,978
Accumulated depreciation		(27,012)	(29,829)

Net book value		$27,870	$44,149

        Depreciation expense was $7,104, $4,861and $5,470 in 2008, 2009 and 2010, respectively.

7.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2009 and 2010 comprise the following:

	December 31,
	2009		2010
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$150,424	$—	$172,469	$—
Trade names	17,082	—	16,956	—
Cable network connections	37,116	(7,427)	42,245	(12,771)
Network affiliation agreements	20,826	(14,057)	20,762	(16,283)
Other intangible assets	3,917	(2,030)	5,994	(2,685)

Total	$229,365	$(23,514)	$258,426	$(31,739)

        Amortization expense was $6,275, $6,593 and $8,266 in 2008, 2009 and 2010, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     INTANGIBLE ASSETS, NET (Continued)

        Estimated amortization expenses for the next five years related to amortizable intangible assets are as follows:

For the year ended December 31, 2011	$9,213
For the year ended December 31, 2012	8,911
For the year ended December 31, 2013	6,597
For the year ended December 31, 2014	6,297
For the year ended December 31, 2015	6,001
Thereafter	243

$37,262

        As of December 31, 2009, the Company recorded impairment losses totaling $18,739 related to some of its broadcasting licenses. See Note 2.

        In 2010, the Company finalized purchase price allocation for stations acquired in 2009, and, as a result, has made a reclassification in the opening balance in the amount of $6,926 and $1,643 from intangible assets to goodwill and deferred tax liabilities, respectively. See Note 4.

8.     GOODWILL

        Goodwill as of December 31, 2008, 2009 and 2010 comprises the following:

	Balance December 31, 2008	Goodwill acquired	Revision of purchase price	Foreign currency translation adjustment	Balance December 31, 2009
CTC Network	$35,794	$6,926	—	$(1,022)	$41,698
Domashny Network	17,637	—	—	(504)	17,133
DTV Network	142,037	—	327	(5,925)	136,439
CTC Television Station Group	2,167	—	—	(62)	2,105
Domashny Television Station Group	10,143	—	—	(290)	9,853
CIS Group	122	—	—	(23)	99
Production Group	15,127	11,020	—	(432)	25,715

Total	$223,027	$17,946	$327	$(8,258)	$233,042

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     GOODWILL (Continued)

	Balance December 31, 2009	Goodwill acquired	Foreign currency translation adjustment	Balance December 31, 2010
CTC Network	$41,698	$—	$(318)	$41,380
Domashny Network	17,133	—	(131)	17,002
DTV Network	136,439	—	(1,042)	135,397
CTC Television Station Group	2,105	—	(16)	2,089
Domashny Television Station Group	9,853	—	(21)	9,832
CIS Group	99	—	—	99
Production Group	25,715	6,558	(197)	32,076

Total	$233,042	$6,558	$(1,725)	$237,875

        The Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related entirely to the CIS segment. These impairment losses were recorded in 2008 as result of annual impairment tests. See Note 2.

        In 2010, the Company finalized purchase price allocation for stations acquired in 2009, and, as a result, has made a reclassification in the opening balance in the amount of $6,926 and $1,643 from intangible assets to goodwill and deferred tax liabilities, respectively. See Note 4.

9.     INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2009 and 2010, the Company's principal equity investees comprise the following:

	Ownership interest	2009	Ownership interest	2010
Television Stations:
CTC-Novosibirsk	50%	$5,182	50%	$5,090
Other television stations	21-50%	2	21-50%	365

Total investments and advances to investees		$5,184		$5,455

10.   ACCRUED LIABILITIES

        As of December 31, 2009 and 2010, the Company's accrued liabilities comprise the following:

	December 31,
	2009	2010
Accrued liabilities consist of:
Bonuses and accrued vacation	$6,064	$7,098
Auditing and consulting services	736	1,274
Tax contingencies and accruals for unrecognized income tax benefits	13,126	10,303
Accruals for acquisitions	12,617	6,777
Accrued equity-based incentive awards	—	3,933
Other accrued liabilities	2,425	4,218

Total accrued liabilities	$34,968	$33,603

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   BORROWINGS

        Short-term and long-term debt and interest accrued as of December 31, 2009 and 2010 comprise the following:

		December 31,
	Currency	2009	2010
Syndicated Loan:
principal amount	USD	$28,250	$—
interest accrued	USD	28	—
Other loans		—	—

Total		28,278	—

Less: current portion		(28,278)	—

Non-current portion		$—	$—

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

        In December 2010, the Company acquired a 100% interest in a television station in St. Petersburg. As portion of consideration for the acquisition, the Company assumed indebtedness of $7,644 of the station. In December 2010 the debt was paid in full.

12.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2008	2009	2010
Pretax income (loss):
Domestic	$(32,665)	$(41,376)	$(10,145)
Foreign	37,059	190,021	227,211

	$4,394	$148,645	$217,066

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        The following is the Company's significant components of the provision for income taxes:

	2008	2009	2010
Domestic—current	$(126)	$(458)	$(1,938)
Foreign—current	(85,890)	(51,485)	(62,648)
Domestic—deferred	(168)	(1,994)	(3,256)
Foreign—deferred	66,310	8,311	1,808

	$(19,874)	$(45,626)	$(66,034)

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on the US legislation, the Russian tax legislation, the Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by the owned-and-operated affiliate stations and Networks. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2008, 2009 and 2010. Starting from 2011, withholding tax is abolished with respect to dividends distributed out of profits earned in 2010 and the following periods, for Russian companies, holding more than 50% in a Russian distributing subsidiary for more than 365 days.

        The Russian- and Kazakh-based companies are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia was 24% in 2008. The statutory income tax rate in Kazakhstan was 30% in 2008. In November 2008, the tax legislation of Russia was amended to decrease Russian statutory income tax rate from 24% to 20% starting from January 1, 2009. In addition, in December 2008, the tax legislation of Kazakhstan was amended to decrease the statutory income tax rate from 30% in 2008 to 20% in 2009, 17.5% in 2010 and 15% in 2011 and thereafter. In November 2010, the tax legislation of Kazakhstan was further amended to establish the statutory income tax rate of 20% in 2010 and thereafter. The changes in income tax rates are effective from January 1 of each of the respective years. The effect of these changes on the Company's deferred tax assets and liabilities resulted in recognition of income tax benefit in the amount of $19,314 in 2008, and of income tax expense in the amount of $770 in 2010.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2008	2009	2010
Income tax expense at US statutory rates (35%)	$(1,538)	$(52,026)	$(75,973)
Non-deductible expenses	(6,381)	(18,430)	(14,762)
Non-off-settable losses	(8,867)	(7,017)	(6,841)
Foreign withholding tax	(2,908)	(4,091)	(9,189)
Reversals of tax contingencies	1,844	3,954	1,806
Different foreign tax rates	789	32,158	39,872
Effect of change in tax rates	19,314	—	(770)
Effect of impairment loss (non-deductible assets)	(21,823)	—	—
Equity in income of investee companies	529	188	172
Other permanent differences	(833)	(362)	(349)

Income tax expense	$(19,874)	$(45,626)	$(66,034)

        Non-deductible expenses include non-deductible stock-based compensation, in the amounts of $16,083, $47,607 and $34,005 (with tax effects thereon of $5,629, $16,662 and $12,251), respectively, in 2008, 2009 and 2010. The reversals of tax contingencies recognized in 2009 and 2010 income include reversals relating to Channel 31 Group income and non-income tax contingencies recorded due to lapse in statute of limitations. Also, the reversals of tax contingencies recognized in 2009 income include reversals relating to DTV income and non-income tax contingencies recorded based on the results of audit by tax authorities. The major part of these tax contingencies relate to the pre-acquisition periods of the DTV Group and Channel 31 Group.

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2009 and 2010:

	2009	2010
Deferred tax assets and liabilities
Net operating losses and tax loss carry forwards	$582	$554
Foreign tax credits	7,051	953
Programming rights	37,280	41,329
Valuation allowance	(7,633)	(1,481)

Total deferred tax assets	$37,280	$41,355

Intangible assets	(32,378)	(36,847)
Property and equipment	(1,395)	(909)
Unremitted earnings of Russian subsidiaries	(4,899)	(8,916)
Other deferred tax liabilities	—	(843)

Total deferred tax liabilities	$(38,672)	$(47,515)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        As of December 31, 2009 and 2010, the amounts of unrecognized deferred tax liabilities for unremitted earnings of Russian subsidiaries consisted of $12,153, and $13,072, respectively, as it is the Company's intention to reinvest such earnings permanently.

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2009 and 2010 attributable to different tax paying components in different tax jurisdictions:

	2009	2010
Deferred tax assets:
Domestic tax component	$7,202	$792
Foreign tax component	37,711	42,044
Valuation allowance	(7,633)	(1,481)

Total deferred tax assets	$37,280	$41,355

Deferred tax liabilities:
Domestic tax component	$(557)	$(9,485)
Foreign tax component	(39,758)	(38,030)

Total deferred tax liabilities	$(40,315)	$(47,515)

        The following table summarizes the changes in the valuation allowance for the year ended December 31, 2010:

	Balance at December 31, 2009	Deductions	Foreign currency translation adjustment	Balance at December 31, 2010
Valuation allowance	$7,633	(6,094)	(58)	$1,481

        As of December 31, 2009 and 2010, CTC Media, Inc. had net operating loss carryforwards ("NOLs") for US income tax purposes of $73 and $73, respectively, resulting in potential deferred tax benefits of $26 and $26, respectively. Due to the uncertainty on the future utilization of this asset, a valuation allowance has been established. The NOLs expire in 2028. As of December 31, 2009 and 2010, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $2,782 and $2,640, respectively, resulting in potential deferred tax benefit of $556 and $528, respectively. The Company has established a valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The NOLs expire in 2020.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes. As of December 31, 2009 and 2010, the FTC potential deferred tax benefit amounted to $7,051 and $953, respectively. Decrease of FTC potential deferred tax benefit relates to utilization of FTC as result of the increase in dividends upstream from Russian subsidiaries in 2010. The FTCs expire in 2020.

        As of December 31, 2009 and December 31, 2010, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $6,928 and $5,280,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,332 and $3,464, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate. Interest and penalties related to unrecognized income tax benefits are classified in the financial statements as interest expense and other non-operating expense, respectively.

        The following table summarizes the changes in the accrual for unrecognized income tax benefits and related interest and penalties for the year ended December 31, 2010:

	2008		2009		2010
	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties
Balance, beginning of the period	$298	$68	$5,155	$6,176	$2,607	$4,321
Amounts assumed at acquisitions	6,101	6,127	—	—	—	—
Additions based on tax positions related to the current year	37	46	217	70	281	61
Additions of tax positions of prior years	16	742	958	949	110	401
Reductions of tax positions of current year	(114)	(27)	(175)	(11)	—	—
Reductions of tax positions of prior year	—	—	(2,955)	(1,199)	(453)	(254)
Lapse of statute of limitations	(261)	(574)	(272)	(719)	(704)	(1,109)
Foreign currency translation adjustment	(922)	(206)	(321)	(945)	(3)	22

Balance, end of the period	$5,155	$6,176	$2,607	$4,321	$1,838	$3,442

        In 2009, based on results of the audit of the DTV Group performed by tax authorities for 2006-2008 years, the Company reversed $2,131 and $1,199, respectively, relating to previously accrued unrecognized income tax benefits and related interest and penalties in respect to those years.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $3,213 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $2,014 of the total $3,213 potential increase could occur within twelve months from December 31, 2010. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of CTC Network, Maraphon TV, Teleexpress, Soho Media and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   INCOME TAXES (Continued)

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $1,365 as of December 31, 2010.

        The tax years ended December 31, 2008, 2009 and 2010 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2006 through 2010 remain subject to examination by the Kazakh tax authorities.

13.   STOCKHOLDERS' EQUITY

        As of December 31, 2008, 2009 and 2010, the Company's outstanding share capital was as follows:

Type	2008	2009	2010
Common stock outstanding	152,155,213	154,227,746	156,955,746

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2010, 156,955,746 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

        During 2008, both former and current employees exercised options to purchase an aggregate of 31,117 shares of common stock for aggregate consideration of $526.

        During 2009, the Company's' former CEO exercised options to purchase an aggregate of 2,072,533 shares of common stock for aggregate consideration of $3,399.

        During 2010, the Company's' former and current employees exercised options to purchase an aggregate of 2,728,000 shares of common stock for aggregate consideration of $42,812. See details below.

Dividends

        During 2010, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2010	$0.065	$10,025	March 10, 2010	March 31, 2010
April 22, 2010	$0.065	$10,132	June 1, 2010	June 30, 2010
July 30, 2010	$0.065	$10,132	September 1, 2010	September 30, 2010
November 2, 2010	$0.320	$50,155	December 1, 2010	December 31, 2010

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

        Under the 1997 Plan the Company was permitted to grant both stock options and restricted stock awards. For option grants, the option exercise price per share was required to be not less than 85% of the fair market value per share of common stock on the option grant date for nonqualified options or 100% of fair market value for incentive stock options. If the person to whom the option was granted was a holder of 10% or more of common stock, then the exercise price per share was required to be not less than 110% of fair market value per share of common stock on the option grant date.

        For restricted stock grants, the purchase price per share was required to be not less than 85% of the fair market value per share of common stock on the issue date. If the person purchasing the common stock was a holder of 10% or more of common stock, then the purchase price per share was required to be not less than 110% of fair market value per share of common stock on the issue date.

        Under 1997 Plan, option and stock issuance awards generally vested based on three-to-four years of continuous service and had ten-year contractual terms. The maximum term of an option granted under the 1997 Plan could not exceed ten years.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        In October and December 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company executives and employees. The exercise prices per share were $16.80 and $15.21, respectively. In addition, on April 22, 2010, the Compensation Committee approved an additional grant of options to purchase up to 120,000 shares of common stock to an employee of the Company, at an exercise price of $17.45. The exercise prices for all grants represented the average of the closing prices for the 20 trading days ending on the date prior to grant, which represented the fair market value of one share of common stock on the date of approval, as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

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

        On April 22, 2010, the Company's board of directors approved performance criteria for the 2010 Performance-based sub-tranche in respect of options to purchase an aggregate of 530,000, 69,375 and 15,000 shares of common stock, under the October 2009, December 2009 and April 2010 grants, respectively. The grant date of the 2010 Performance-based sub-tranche is April 22, 2010. The grant date for the 2011, 2012 and 2013 Performance-based sub-tranches will be the date when performance criteria for the relevant year are set. See Note 18.

        In addition, on October 22, 2009, an option to purchase up to an aggregate of 1,000,000 shares was granted to one senior executive, with one-third vesting on the grant date and one-third vesting on each of the second and third anniversaries of the grant date. The exercise price per share for this grant was $16.80 (which represented the average of the closing prices for the 20 trading days ending on the date prior to grant), which represented the fair market value of one share of common stock on the grant date.

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

  Executive Officers' Options

        In addition to the stock option/stock issuance plans described above, from time to time the Company's Board of Directors approves additional grants of options to executive officers. These stock options vest on a quarterly basis over three to four year periods starting from the date of grant or starting a year after the date of grant and have a maximum term of ten years from the grant date. As of December 31, 2010 there were outstanding options to purchase 3,418,482 shares of common stock (including the CEO Option described below) at a weighted average exercise price of $15.36 granted in such manner; in addition, as of December 31, 2010, such options to purchase 2,051,670 shares had been exercised at a weighted average exercise price of $16.82 (including former CEO Options described below). To date, the exercise price of all options granted has been at or above the estimated fair market value of the shares at the grant date.

        On September 30, 2008, the Company entered into a separation agreement with Vladimir Khanumyan, its Chief Operating Officer ("COO"), pursuant to which Mr. Khanumyan stepped down as the Company's COO effective October 1, 2008. Pursuant to the separation agreement, it was agreed that Mr. Khanumyan's options would continue to vest up to and including March 31, 2009 and he would be permitted to exercise his options up to and including December 31, 2010. The compensation expense related to such options amounted to $923 and was recognized during the year ended December 31, 2008. All outstanding options were exercised during 2010 at a weighted average exercise price of $13.39.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        On July 30, 2009, the Company's Board of Directors approved an amendment to the exercise price in respect of all shares under all three tranches of CEO Stock Options. Pursuant to the amendment, the exercise price for all shares under the CEO Stock Options was re-set to $13.60 per share, which was the official closing price per share of the common stock on August 11, 2009, the first full trading day after the end of the Company's quarterly black-out period. The amendment of the exercise price of the CEO Stock Option was subject to, and contingent upon, the approval of such amendment by the Company's stockholders at the annual meeting of stockholders in 2010. MTG Russia AB and Alfa CTC Holdings Limited, which together hold a majority of the Company's capital stock, indicated that they intended to approve the amendment at the 2010 annual meeting of stockholders. In conjunction with the amendment of the applicable exercise prices, the agreement was further amended to provide that the option shares under the Time-Based Option would be subject to vesting over four years, rather than three years as originally provided. Accordingly, one third of the shares under the Time-Based Option vested on August 4, 2009, as provided under the original agreement, and the remaining two-thirds of such shares were to vest ratably on a quarterly basis through June 30, 2012, subject to Mr. Kudryashov's continued employment with the Company.

        In addition, on August 24, 2009, the Company's Board of Directors approved an amendment related to certain performance criteria of the Cost Objective Option.

        The total incremental compensation cost that resulted from the above 2009 modifications amounted to $4,151 over the vesting period. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

        On February 24, 2010, MTG Russia AB and Alfa CTC Holdings Limited informed the Company that they no longer intended to approve the proposed amendment of the exercise prices and vesting schedule as described above. The Company therefore did not submit such matter to the stockholders for approval at the 2010 annual meeting of stockholders. Accordingly, per the original agreement, the exercise price of the Revenue Objective Option and Cost Objective Option shares remains $5.49 per share, and the exercise price of the Time-Based Option remains $22.07 per share. The vesting period of shares subject solely to time-based vesting remains three years, per the original agreement.

        In addition, on April 22, 2010, the Company's board of directors approved an amendment related to the performance criteria for 2010 and 2011 applicable to the vesting of the third tranche of these CEO stock options. According to this amendment, the original cost objectives were replaced by a Return on Capital Employed objective in respect of 2010 and 2011.

        The total incremental compensation cost that resulted from both of these 2010 modifications amounted to $5,951. This incremental cost is generally measured as the excess (if any) of the fair value of the modified award over the fair value of the original award immediately before its terms were modified, and is based on the number of instruments expected to vest immediately before and after modification.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

  Former CEO Stock-based Compensation

        On June 29, 2009, Alexander Rodnyansky, the Company's former Chief Executive Officer, provided written notice (the "Exercise Notice") to the Co-Chairmen of the Board of Directors to exercise in full his outstanding and fully vested stock appreciation right ("SAR") granted to him in September 2003 to purchase 6,217,600 shares of common stock. The exercise price applicable to the purchase of 4,663,200 shares was $1.79 per share and the exercise price for the remaining 1,554,400 shares was $1.19 per share.

        Mr. Rodnyansky subsequently revoked and withdrew this proposed exercise notice, and on August 24, 2009, such revocation and withdrawal was accepted by the Company's Compensation Committee (on authority delegated by the Board). In November 2009, CTC Media filed lawsuits against Mr. Rodnyansky claiming breaches of fiduciary duty and contractual obligations. On December 18, 2009, the Company entered into a voluntary agreement with Mr. Rodnyansky to settle these lawsuits. According to the terms of the settlement, Mr. Rodnyansky resigned from the Company's Board of Directors effective December 18, 2009 and forfeited one-third of the SAR granted to him in 2003 and one-third of the vested stock options granted to him in 2006. The Company settled the remaining value of the SAR by issuing 2,072,533 shares of common stock to him and by paying him $29,390 in cash. The cash portion of the settlement resulted in additional compensation expense of $28,588 which the Company recognized in 2009. Mr. Rodnyansky's options to acquire 1,836,826 shares of common stock were exercisable until June 18, 2010 at the previously set exercise price of $16.95 per share, but no further options would vest. In 2010 Mr. Rodnyansky exercised 1,406,700 options, while the remaining 430,126 options expired.

  Fair value of Option Awards

        Under the provisions of FAS 123(R) (ASC 718), the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

  •
  Expected forfeitures.  FAS 123(R) (ASC 718) requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of options that actually vest will usually differ from the total number issued because employees forfeit options when they do not meet the service or performance conditions stipulated in the agreement. For the forfeitures resulting from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate. For the forfeitures resulting from failure to meet performance conditions, we have calculated the forfeiture rate by reference to the proportion of performance conditions not met.

  •
  Expected volatilities.  Expected volatilities are based on historical volatility of the Company's historical proportion and by considering the volatility of the stock of other public companies in the media industry and in Russia.

  •
  Expected term.  The expected option life has been calculated using the "shortcut" method (in cases when the Company's options meet the definition of "plain vanilla") or the "lattice" model.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

  •
  Risk-free interest rate.  The risk-free interest rates for the periods within the expected term of these options are based on the US Treasury yield curve in effect at the grant date.

        The assumptions used in the option-pricing models for grants made in the years ending December 31, 2008, 2009 and 2010 were as follows:

	2008	2009	2010
			Options	Equity-based incentive awards
Risk free interest rate	3.39%	1.8%-3.3%	1.1%-2.11%	0.1%-1.02%
Expected option life (years)	6.1	3.5-7.1	2.0-4.0	0.1-3.2
Expected dividend yield	—	—	1.3%-1.5%	2.19%
Volatility factor	42%	62%-83%	80%-81%	76%
Weighted-average grant date fair value (per share)	$10.56	$9.29	$9.68	$2.80

        The following table summarizes options and equity-based incentive awards activity for the Company:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2009	10,304,000	$16.49	—	—

Granted	674,375	16.71	3,650,000	14.00
Modified February 24	(3,042,482)	13.60	—	—
Modified February 24	3,042,482	13.78	—	—
Modified April 22	507,080	5.49	—	—
Modified April 22	(507,080)	5.49	—	—
Exercised	(2,728,000)	15.69	(280,850)	14.00
Forfeited	(355,208)	16.48	(176,667)	14.00
Expired	(468,668)	17.33	—	—

Outstanding as of December 31, 2010	7,426,499	$16.78	3,192,483	14.00

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about nonvested common stock options and equity-based incentive awards:

	Common stock options		Equity-based incentive awards
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2009	5,728,165	$9.62	$—	$—

Granted	674,375	11.11	3,650,000	2.80
Modified February 24	(3,042,482)	8.41	—	—
Modified February 24	3,042,482	8.56	—	—
Modified April 22	507,080	14.51	—	—
Modified April 22	(507,080)	10.92	—	—
Vested	(1,842,864)	9.27	(1,196,666)	2.80
Forfeited	(355,208)	10.52	(176,667)	2.80

Nonvested as of December 31, 2010	4,204,468	$10.97	2,276,667	$2.80

        The following table summarizes information about vested common stock options and equity-based incentive awards:

	Common Stock Options			Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2010	3,222,031	20.47	7.7 years	915,816	14.00	8.8 years

        As of December 31, 2010, all vested options and equity-based incentive awards were exercisable.

        The following table summarizes information about the intrinsic value of the Company's common stock options and equity-based incentive awards outstanding and exercisable as of December 31, 2010:

	Common Stock Options	Equity-based incentive awards
Total intrinsic value of options/equity-based incentive awards outstanding	$49,374	$8,939
Total intrinsic value of options/equity-based incentive awards exercisable	$9,521	$2,564

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about the intrinsic value of Company's common stock options, SAR and equity-based incentive awards exercised during 2008, 2009 and 2010:

	2008	2009	2010
Total intrinsic value of options exercised	$351	—	$11,651
Total intrinsic value of SAR exercised	—	$45,347	—
Total intrinsic value of equity-based incentive awards exercised	—	—	$857

        The Company recognized stock-based compensation expense of $16,083, $47,607 and $34,005 for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, the total compensation expense related to unvested granted awards not yet recognized is $35,007 to be recognized over a weighted average period of 2.72 years.

14.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        Alfa Group—The Company maintains certain of its cash balances with Alfa Bank. As of December 31, 2009 and 2010, the cash balances held in Alfa Bank accounts totaled $19,929 and $21,655, respectively. In addition, as of December 31, 2009 and 2010, the Company placed deposits with maturities ranging from three to six months, with Alfa Bank in the amount of $15,083 and $28,668. The interest accrued on bank accounts with Alfa Bank was $927, $1,434 and $1,497 in 2008, 2009 and 2010, respectively. As of December 31, 2009 and 2010, accounts receivable for such interest amounted to $25 and $115, respectively. In 2008, 2009 and 2010, Alfa Bank charged commissions for banking services of $499, $453 and $256, respectively. Alfa Bank commissions paid for banking services amounted to $168, $443 and $262 in 2008, 2009 and 2010, respectively. In 2010 the Company declared and paid dividends to its stockholders (Note 13). Dividends declared and paid to Alfa group amounted to $20,369.

        The Company recognized aggregate advertising revenue from Alfa Group's companies of $4,557, $2,698 and $2,219 in 2008, 2009 and 2010, respectively, and received cash for these revenues in the amounts of $5,377, $4,088 and $2,619 in 2008, 2009 and 2010, respectively.

        Modern Times Group MTG AB—In 2008, the Company acquired a 100% interest in the DTV Group from an affiliate of Modern Times Group MTG AB ("MTG") (Note 4). As consideration for the acquisition, the Company paid MTG $190,000 in cash, issued a promissory note to MTG in the amount of $138,053 and agreed to ensure the repayment of indebtedness owing from the DTV Group to MTG. On the date of acquisition, such indebtedness amounted to $65,668. Interest expense related to the promissory note and indebtedness to MTG amounted to $2,450 in 2008. In 2008, the whole amount of the Company's obligation under the promissory note and indebtedness to MTG, including accrued interest thereon, was repaid.

        In 2008, 2009 and 2010, the Company sold programming to a subsidiary of Modern Times Group MTG AB in the amounts of $178, $381 and $104, respectively. As of December 31, 2009 and 2010, the accounts receivable related to these transactions amounted to $420 and $29, respectively. In addition,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   RELATED-PARTY TRANSACTIONS (Continued)

the Company acquired programming from this subsidiary in the amount of $5,542, $484 and $458 in 2008, 2009 and 2010, respectively. As of December 31, 2010, accounts payable for such acquisitions amounted to $460.

        In 2008, the Company also provided rent services to another subsidiary of Modern Times Group MTG AB in the amount of $46.

        In 2010 the Company declared and paid dividends to its stockholders (Note 13). Dividends declared and paid to MTG amounted to $30,905.

        Management—A former senior executive of the Company and former member of the Board of Directors (who resigned in December 2009) has an interest in several entities to which the Company sells programming, from which the Company acquired programming and which placed advertising on the Company's networks.

        In 2008 and 2009, the Company sold programming to these entities in the amounts $720 and $3,021, respectively. As of December 31, 2009, accounts receivable related to these transactions amounted to $640.

        In 2008 and 2009, the Company acquired programming in the amounts of $1,014 and $803, respectively, from these entities, and paid cash in amount of $1,638 and $424, respectively.

        In 2008 and 2009, the Company received advertising revenue from these entities of $3,160 and $1,335, respectively. As of December 31, 2009, accounts receivable for this advertising were nil.

        In 2008 the Company received other revenue from these entities of $26. As of December 31, 2009, accounts receivable related to these revenues were nil.

        This former executive and director had also served as one of the producers of a number of cinema releases for which the Company has acquired rights to broadcast. He did not receive compensation for his services as a producer of such films.

        Other members of management of the Company have, or have had interests in entities from which the Company acquires programming, fixed assets, trademarks, and advertising services. In 2008, 2009 and 2010 the Company acquired programming from these entities in amounts of $9,617, $782 and $2,345, respectively. As of December 31, 2009 and 2010, accounts payable for this programming amounted to nil and $135, respectively. Fixed assets and advertising services acquired from these entities amounted to $863, nil and $264, for 2008, 2009 and 2010, respectively.

15.   COMMITMENTS AND CONTINGENCIES

Operating environment

        Russia and Kazakhstan continue economic reforms and development of their legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian and Kazakh economies is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the governments.

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. In 2010 the Russian and Kazakh governments continued to take measures to

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

support the economies in order to overcome the consequences of the global financial crisis. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Group's future financial position, results of operations and business prospects.

        While management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Although the Company had entered in the past and may continue to enter into hedging transactions in an effort to reduce some of its foreign exchange risk (see below), it will be negatively impacted by any future depreciation of the ruble against the US dollar.

        In 2010, the Russian ruble depreciated against the US dollar by 1%, but was on average 4% higher than the average value of the Russian ruble compared to the US dollar during 2009. In 2008 and 2009, the Russian ruble depreciated approximately 16.5% and 2.9%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

Foreign exchange forward contract

        In October 2008, the Company entered into the contract in respect to foreign exchange transactions with ING Bank. Pursuant to this contract, the Company entered into foreign currency exchange forward transaction to reduce its foreign exchange cash flow risk related to a portion of its payments due under the Credit Facility Agreement (Note 11). In addition, in October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. A

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

summary of the amounts and ruble/US dollar exchange rates at which the Company was obligated to buy US dollars at specified dates in accordance with the forward transactions is presented below:

Date	Amounts to be purchased	Ruble to US dollar rate
October 2008 transactions
December 15, 2008	$18 million	26.49
June 15, 2009	$18 million	27.30
December 15, 2009	$15 million	28.00
June 15, 2010	$15 million	28.84
October 2009 transactions
April 26, 2010	$7 million	30.11
June 24, 2010	$5 million	30.47
September 27, 2010	$5 million	30.99
October 25, 2010	$3 million	31.15

        The tabular disclosure of fair value of the forward transactions in the consolidated balance sheets and the effect of the forward transactions on the consolidated statement of income (loss) is presented below:

		December 31,
	Balance sheet location	2008	2009	2010
Fair value of foreign exchange contract		$2,425	$476	—

Current portion	Other current assets	2,129	476	—

Non-current portion	Other non-current assets	$296	—	—

	Location of gain (loss) recognized in the statement of income (loss)	2008	2009	2010
Gain under the foreign exchange contract	Foreign currency gains (losses)	3,284	$1,112	$513

Concentrations

        In the Russian television market, national television advertising historically was not placed directly with broadcasters. Instead, "sales houses," including Video International, historically controlled the placement of a large portion of national television advertising. In Russia, the Company had several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. In Kazakhstan the Company places all of its national advertising through Video International.

        As a result of an amendment to the Russian advertising law that became effective from January 1, 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International controlled more than 35% of the Russian television advertising market before 2011. In order to bring the Company's cooperation with Video International into compliance with the new legislation, it terminated

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

its agency agreements with Video International effective December 31, 2010, and developed a new structure for the sale of its advertising going forward.

        In September 2010, the Company established its own sales house, which serves as the exclusive advertising sales agent for all of the Company's Networks in Russia from January 1, 2011. The Company also agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to its sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. The internal sales house is responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the regional stations, which continue to be made through Video International.

        The Company's revenues sold through Video International accounted for 96% of total operating revenues of $640,171 in 2008, 94% of total operating revenues of $506,113 in 2009 and 92% of total operating revenues of $601,285 in 2010.

        The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as it has enjoyed historically.

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising in Channel 31 that expires in 2015. The Channel 31 agreement is terminable upon 180 days' notice by either party.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, which have indefinite lives and represent a significant portion of the Company's total assets.

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

        The Company's annual impairment review in the fourth quarter of 2010 did not result in any further impairment charges. The Company considers all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, decreases in the Company's audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment losses that could have adverse impact on its net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

The specific terms of the transition are not yet fully determined. When these terms are determined, the transition to digital broadcasting also could adversely impact the Company's operations or the value of its broadcasting licenses and goodwill.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2010, such commitments amounted to $206,781 (at the US dollar/ruble exchange rate as of December 31, 2010). The Company is obligated to pay $150,267, $29,916 and $26,598 in 2011, 2012 and 2013, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of December 31, 2010, these commitments amounted to $2,283 (at the US dollar/ruble exchange rate as of December 31, 2010), all of which is payable in 2011.

        The Company also has commitments to purchase transmission and satellite services. As of December 31, 2010, these commitments amounted to $88,477 (at the US dollar/ruble exchange rate as of December 31, 2010), of which $14,672, $16,301, $17,769, $19,301 and $20,542 is payable in the years from 2011 to 2015, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

        Also, the Company has commitments for cable connections to secure the right of our stations to be connected by cable to additional households. As of December 31, 2010, these commitments amounted to $12,310 (at the US dollar/ruble exchange rate as of December 31, 2010), of which $4,596, $1,597, $1,597, $1,597 and $2,923 is payable in the years from 2011 to 2015, respectively.

        In addition, on October, 20, 2010 the Company signed an agreement to upgrade its broadcasting equipment at a cost of $16,320, of which the outstanding amount to be paid in 2011 amounted to $3,492.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        On December 30, 2010, the Company entered into definitive lease agreements in respect of new headquarters facilities in Moscow. These definitive leases have retroactive effect from November 17, 2010. Pursuant to the Lease Agreements, the Company is leasing an aggregate of 7,000 square meters of office space in an office building in central Moscow. The Lease Agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the then current market rate. The base rent is approximately $443.00 per square meter per annum (at exchange rate as of December 31, 2010), for a total of approximately $3,101 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 will be approximately $420.00 per square meter per annum (at exchange rate as of December 31, 2010), thus the total amount of the rent for the first year will be approximately $2,940. In addition to the lease payments described above, the Company will also

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

be required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        As of December 31, 2010, future minimum lease payments due under these leases are as follows:

For the year ended December 31,
2011	$4,413
2012	3,591
2013	3,561
2014	3,657
2015	3,710
2016 and thereafter	21,739

$40,671

        Total operating lease expense was $5,247, $4,950 and $5,130 in 2008, 2009 and 2010, respectively.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2009 and December 31, 2010. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities from time to time have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2009 and December 31, 2010, the Company included accruals for contingencies related to non-income taxes totaling $6,198 and $5,023, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $4,745 and $3,589 respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2010, management estimates such contingencies related to non-income taxes to be up to approximately $3,202.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   COMMITMENTS AND CONTINGENCIES (Continued)

Broadcasting Licenses

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years. See Note 2.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of their programming with the declared genres of the channel and to sustain necessary balance in a volume-genre ratio of a broadcasted materials both prescribed in the license. Until recently, the broadcasting licenses of the Company's independent affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that requires that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

        The Company may not always be in full compliance with these requirements. Also, the Company's independent affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license, after a warning notice from the regulator, may be suspended or terminated (which decision may be appealed in court). If an independent affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed. Management believes that the probability of initiation of action against any material owned-and operated station or independent affiliate is remote.

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

        Certain of the Company's regional subsidiaries have had, and some continue to have, negative equity as reported in each of their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$326,006	$3,042	$160,489	$739,376	$(8,525)	$(463)	$(139,462)	$(8,056)	$—
Domashny Network	50,648	31	14,911	42,675	(41)	(379)	(24,925)	—	—
DTV Network	40,550	2	16,459	171,394	(1,109)	(2,721)	(14,572)	—	—
CTC Television Station Group	64,014	1,333	24,825	96,618	(1,912)	(1,935)	(1,671)	—	(17,015)
Domashny Television Station Group	8,810	1,422	(101)	54,073	(991)	(1,471)	(16)	—	(1,724)
DTV Television Station Group	3,858	121	(3,940)	95,949	(2,414)	(3,326)	(2)	—	—
CIS Group	11,020	—	(2,209)	20,341	(414)	(804)	(5,845)	—	—
Production Group	1,207	52,297	6,521	40,749	(567)	(38)	(65)	(42,660)	—
Business segment results	$506,113	$58,248	$216,955	$1,261,175	$(15,973)	$(11,137)	$(186,558)	$(50,716)	$(18,739)

Eliminations and other	—	(58,248)	(64,480)	(411,498)	(244)	(317)	8,166	43,884	—
Consolidated results	$506,113	$—	$152,475	$849,677	$(16,217)	$(11,454)	$(178,392)	$(6,832)	$(18,739)

	Year ended December 31, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Capital expenditures	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$388,284	$1,375	$179,730	$816,844	$(20,069)	$(1,268)	$(171,498)	$(6,985)	$—
Domashny Network	65,917	51	17,749	54,412	(224)	(869)	(32,660)		—
DTV Network	47,134	12	4,880	180,416	(3,486)	(2,712)	(27,642)	(203)	—
CTC Television Station Group	71,711	1,669	51,038	96,514	(3,126)	(2,225)	(301)	—	—
Domashny Television Station Group	10,561	2,245	3,473	54,556	(2,197)	(1,513)	—	—	—
DTV Television Station Group	3,809	22	(5,765)	117,369	(21)	(4,086)	—	—	—
CIS Group	12,570	20	(60)	22,583	(531)	(602)	(7,394)	—	—
Production Group	841	45,607	1,045	46,960	(46)	(138)	—	(41,250)	—
Business segment results	$600,827	$51,001	$252,090	$1,389,654	$(29,700)	$(13,413)	$(239,495)	$(48,438)	$—

Eliminations and other	458	(51,001)	(44,972)	(390,194)	(212)	(323)	7,578	41,325	—
Consolidated results	$601,285	$—	$207,118	$999,460	$(29,912)	$(13,736)	$(231,917)	$(7,113)	$—

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Operating revenue	$104,778	$113,894	$106,935	$180,507
Operating income	36,583	43,829	35,343	36,720
Net income attributable to CTC Media, Inc. stockholders	23,312	30,335	25,855	20,887
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.20	$0.17	$0.14
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.15	$0.19	$0.16	$0.13

	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating revenue	$123,200	$130,499	$125,265	$222,321
Operating income	36,276	32,809	37,257	100,776
Net income attributable to CTC Media, Inc. stockholders	25,199	20,904	24,299	75,329
Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.16	$0.13	$0.16	$0.48
Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.16	$0.13	$0.16	$0.48

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

18.   SUBSEQUENT EVENTS

        In January 2011, options to purchase 10,075 shares of common stock were exercised at average exercise price of $16.31.

        On February 16, 2011, the Compensation Committee of the Company's Board, under authority delegated by the Board, approved additional grants of options to purchase 580,000 shares of common stock to the Company's management under the 2009 Stock Incentive plan. The exercise price per share was established as $22.32 (which was the closing price as of February 16, 2011).

        Also, on February 16, 2011, the Compensation Committee of the Company's Board, under authority delegated by the Board, approved the performance criteria for the 2011 performance-based sub-tranche in respect of stock options awarded under 2009 Stock Incentive plan.

        On February 28, 2011 the Company completed the acquisition of a regional station broadcasting in Tomsk, for cash consideration of $4,500.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   SUBSEQUENT EVENTS (Continued)

        On February 28, 2011, Company's Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25,000 in total. The record date is March 1, 2011 and the payment date is March 31, 2011.

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

Signature	Title	Date

/s/ ANTON KUDRYASHOV Anton Kudryashov	Chief Executive Officer (Principal Executive Officer)	March 1, 2011
/s/ BORIS PODOLSKY Boris Podolsky	Chief Financial Officer (Principal Financial Officer)	March 1, 2011
/s/ ANNA POUTKO Anna Poutko	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011
Hans-Holger Albrecht	Co-Chairman of the Board of Directors	March 1, 2011
/s/ PETER AVEN Peter Aven	Co-Chairman of the Board of Directors	March 1, 2011
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 1, 2011
/s/ CHARLES BURDICK Charles Burdick	Director	March 1, 2011
/s/ IRINA GOFMAN Irina Gofman	Director	March 1, 2011

S-1

Signature	Title	Date

/s/ ELENA GRECHINA Elena Grechina	Director	March 1, 2011
/s/ MATHIAS HERMANSSON Mathias Hermansson	Director	March 1, 2011
Werner Klatten	Director	March 1, 2011
/s/ OLEG SYSUEV Oleg Sysuev	Director	March 1, 2011

S-2

EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4		Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7		Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1		Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2	++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.16.1	++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2	++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39		Form of Stockholders Agreement dated May 12, 2006 by and among CTC Media, MTG Broadcasting AB, Alfa Capital Holdings (Cyprus) Ltd, Cavendish Nominees and Sector Investment Holding Company Limited	S-1	10.39	May 12, 2006	333-132228
10.39.1		Amendment Agreement dated as of November 5, 2008 by and among CTC Media, MTG Russia AB and Alfa CTC Holdings Limited, amending the Stockholders Agreement dated as of May 12, 2006	8-K	10.1	November 12, 2008	000-52003
10.39.2		Second Amendment Agreement dated as of June 10, 2010 by and among the Company, MTG Russia AB and Alfa CTC Holdings Limited, amending the Stockholders' Agreement dated as of May 12, 2006, as amended by the Amendment Agreement dated as of November 5, 2008	8-K	10.1	June 11, 2010	000-52003
10.40		Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41	++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.43		Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.49	++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.64.1	+	Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.1	April 30, 2008	000-52003

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.64.2		Amendment No. 1 dated as July 28, 2008 to Amended and Restated Share Purchase Agreement dated as of April 29, 2008 in respect of Costafilm Limited Local Corporation	10-Q	10.64.2	July 30, 2008	000-52003
10.65	++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	10-K	10.65	February 29, 2008	000-52003
10.66	++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.66	February 29, 2008	000-52003
10.67	++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.68	++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.69	++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	10-K	10.69	February 29, 2008	000-52003
10.70	++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.70	February 29, 2008	000-52003
10.78	++	Employment Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.3	November 12, 2008	000-52003
10.79.1	++	Amended and Restated Stock Option Agreement dated as of August 24, 2009 between CTC Media, Inc. and Anton Kudryashov	10-Q	10.3	November 5, 2009	000-52003
10.79.2	++	Second Amended and Restated Stock Option Agreement dated as of April 22, 2010 between CTC Media, Inc. and Anton Kudryashov	10-Q	10.2	August 5, 2010	000-52003
10.87	++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	10-K	10.87	March 1, 2010	000-52003
10.88	++	Form of Notice of Option Grant to Vyacheslav Murugov under the 2009 Stock Incentive Plan	10-K	10.88	March 1, 2010	000-52003
10.89	++	Form of Equity-Based Incentive Award Agreement	10-Q	10.89	August 5, 2010	000-52003
10.90		Supplemental Termination Agreement between Closed Joint Stock Company "CTC Network" and Closed Joint Stock Company "Company TSV" (Video International Group) dated as of September 1, 2010	8-K	99.1	September 1, 2010	000-52003

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.91		Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	Filed herewith
10.91.1
		Additional Agreement #1 dated December 28, 2010 to Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	Filed herewith
10.92		Form of agency agreements between CTC Media's owned-and-operated regional stations and local subsidiaries of Video International (English translation)	Filed herewith
10.93
		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" dated as of December 30, 2010 (English language summary**)	Filed herewith
10.93.1
		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and an individual, dated as of December 30, 2010 (English language summary**)	Filed herewith
14.1		Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1		Subsidiaries of CTC Media	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1		Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2		Section 1350 Certification of Chief Financial Officer	Filed herewith
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.REF	*	XBRL Taxonomy Reference Linkbase Document

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

*
submitted electronically herewith.

**
The registrant will provide a copy of the original Russian-language document to the SEC staff upon request.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2009 and 2010, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2008, 2009 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2009 and 2010, (v) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008, 2009 and 2010 and (vi) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.