Form 10-Q
period 2011-03-31
CTC Media, Inc.
filed 2011-05-05
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

         As of April 28, 2011, there were outstanding 157,255,383 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2010	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,565	$81,547
Short-term investments	117,457	82,116
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2010—$780; March 31, 2011—$833)	35,516	36,602
Taxes reclaimable	16,151	17,326
Prepayments	37,766	46,906
Programming rights, net	95,026	98,043
Deferred tax assets	23,228	31,010
Other current assets	911	1,637

TOTAL CURRENT ASSETS	385,620	395,187

PROPERTY AND EQUIPMENT, net	44,149	47,512
INTANGIBLE ASSETS, net:
Broadcasting licenses	172,469	189,689
Cable network connections	29,474	30,514
Trade names	16,956	18,177
Network affiliation agreements	4,479	4,201
Other intangible assets	3,309	3,681

Net intangible assets	226,687	246,262
GOODWILL	237,875	255,005
PROGRAMMING RIGHTS, net	75,633	87,465
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,455	6,082
PREPAYMENTS	4,703	555
DEFERRED TAX ASSETS	18,127	16,019
OTHER NON-CURRENT ASSETS	1,211	1,351

TOTAL ASSETS	$999,460	$1,055,438

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	73,665	75,962
Accrued liabilities	33,603	30,999
Taxes payable	37,643	21,466
Deferred revenue	12,393	13,209
Deferred tax liabilities	9,457	11,646

TOTAL CURRENT LIABILITIES	166,761	153,282

DEFERRED TAX LIABILITIES	38,058	41,550
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2010—156,955,746; March 31, 2011—157,209,500)	1,569	1,572
Additional paid-in capital	457,521	467,059
Retained earnings	397,997	395,674
Accumulated other comprehensive loss	(64,063)	(6,166)
Non-controlling interest	1,617	2,467

TOTAL STOCKHOLDERS' EQUITY	794,641	860,606

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$999,460	$1,055,438

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2010	2011
REVENUES:
Advertising	$116,983	$163,105
Sublicensing and own production revenue	6,042	1,862
Other revenue	175	574

Total operating revenues	123,200	165,541

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $2,765 and $3,194 for the three months ended March 31, 2010 and 2011, respectively; and exclusive of stock-based compensation expense of $2,648 and $2,029 for the three months ended March 31, 2010 and 2011, respectively)	(9,825)	(10,710)
Selling, general and administrative (exclusive of depreciation and amortization of $612 and $742 for the three months ended March 31, 2010 and 2011, respectively; and exclusive of stock-based compensation expense of $4,682 and $4,190 for the three months ended March 31, 2010 and 2011, respectively)	(15,576)	(37,696)
Stock-based compensation expense	(7,330)	(6,219)
Amortization of programming rights	(49,461)	(70,738)
Amortization of sublicensing rights and own production cost	(1,355)	(314)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(3,377)	(3,936)

Total operating expenses	(86,924)	(129,613)

OPERATING INCOME	36,276	35,928
FOREIGN CURRENCY GAINS (LOSSES)	(273)	1,133
INTEREST INCOME	1,359	1,486
INTEREST EXPENSE	(692)	(100)
OTHER NON-OPERATING INCOME (LOSS), net	1,623	(27)
EQUITY IN INCOME OF INVESTEE COMPANIES	94	177

Income before income tax	38,387	38,597

INCOME TAX EXPENSE	(12,260)	(14,903)

CONSOLIDATED NET INCOME	$26,127	$23,694

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(928)	$(902)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$25,199	$22,792

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.16	$0.15

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.16	$0.14

Weighted average common shares outstanding—basic	154,227,746	157,001,909

Weighted average common shares outstanding—diluted	154,703,273	158,002,195

Dividends declared per share	$0.065	$0.16

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Three months ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$26,127	$23,694
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	1,389	(15)
Depreciation and amortization	3,377	3,936
Amortization of programming rights	49,461	70,738
Amortization of sublicensing rights and own production cost	1,355	314
Stock-based compensation expense	7,330	6,219
Equity in income of unconsolidated investees	(94)	(177)
Foreign currency losses (gains)	273	(1,133)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,993)	(166)
Prepayments	(1,315)	(2,136)
Other assets	(5,164)	1,211
Accounts payable and accrued liabilities	1,110	3,368
Deferred revenue	(1,703)	(358)
Other liabilities	(10,637)	(15,591)
Settlement of SARs	—	(214)
Acquisition of programming and sublicensing rights	(63,464)	(77,410)

Net cash provided by operating activities	5,052	12,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(4,447)	(4,031)
Acquisitions of businesses, net of cash acquired	(12,829)	(7,726)
Proceeds from sale of businesses, net of cash disposed	2,026	—
(Investments in)/Receipts from short-term deposits	(11,171)	38,597

Net cash (used in)/provided by investing activities	(26,421)	26,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	3,901
Repayments of loans	(28,250)	—
Dividends paid to stockholders	(10,025)	(25,115)
Dividends paid to noncontrolling interest	(215)	(186)
Decrease in restricted cash	119	—

Net cash used in financing activities	(38,371)	(21,400)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,245	4,262
Net (decrease)/increase in cash and cash equivalents	(58,495)	21,982
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,441	59,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,946	$81,547

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and DTV television networks (the "Networks"). The CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In addition, since 2008, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise the additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, since 2008, the Company has another business segment, Production Group, comprising the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for the Networks.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through the Company's own advertising sales house, which serves as the exclusive advertising sales agent for all of the Company's Russian networks and Television Station Groups in respect of Moscow-based clients from January 1, 2011 (Notes 2 and 10). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2011. The Company's significant accounting policies and estimates have not changed since December 31, 2010. In addition to the policies that existed at December 31, 2010 effective January 1, 2011, the Company established a revenue recognition policy for recent changes in sales structure to account for advertising sales made directly to advertisers under new sales arrangements with them. (See "Revenue recognition" below and Note 10).

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of March 31, 2011, the Channel 31 Group had assets (excluding intercompany assets) totaling $23,204 and liabilities (excluding intercompany liabilities) totaling $15,442. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of March 31, 2011 the amount of intercompany payables of the Channel 31 Group totaled $5,507. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders totaled $122 for the three-months period ended March 31, 2011. This amount includes intercompany expenses of $181.

Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

Business Segments

        The Company operates in eight business segments—CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group. The Company evaluates performance based on the operating results of each segment, among other performance measures (Note 11).

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of indefinite-lived intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

Revenue Recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, advertising services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company recognizes advertising revenues at the moment when the advertising broadcasting takes place net of Value Added Taxes ("VAT").

        Historically, the Company's advertising has not generally been placed directly with advertisers. Video International placed the Company's advertising on an exclusive basis under the agency agreements. Based on such relationships with advertisers and Video International in place prior to 2011, the Company recognized the commissions paid to Video International as an offset to revenue as opposed to a cost incurred ("net basis").

        Effective 2011, the Company has terminated agency agreements with Video International in respect of its network sales and sales from regional advertising placed by Moscow-based clients, and has developed a new structure for the sale of its advertising. Effective January 1, 2011, the Company's own sales house serves as the exclusive advertising sales agent for all of the Company's networks in Russia. The advertising is placed with advertisers and their agencies under direct sales arrangements with them. The Company's sales house is primarily responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the Company's regional stations, which continue to be made through Video International.

        At the same time the Company agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to its sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services.

        Starting from January 1, 2011, following the change in the sales structure, the Company recognizes Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amount billed to the advertisers under direct sales arrangements. Compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the consolidated statement of income. Advertising sales to local clients under the agency agreements with Video International continue to be recognized net of agency commissions. See "Comparative figures" below and Note 10.

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

Fair Value Measurements

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

        In the three months ended March 31, 2011, the Company measured at fair value for its broadcasting licenses and liabilities recognized as a result of acquisitions or as a part of impairment tests for broadcasting licenses, which were all Level 3 measurements. There were no transfers between categories during the periods presented.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2010 and March 31, 2011, respectively.

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

  •
  Cost of capital:    The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% in 2010 and in the first quarter of 2011, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity:    Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2010 and first quarter of 2011 analysis was 4%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market:    The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Economic conditions in Russia and other CIS countries where the Company operates appear to be improving and the valuation model used by the Company assumes recovery from the downturn in the economy, which started in the middle of 2008, by 2012. If, however, such improvements are not sustainable or if the economic instability resumes, the size of the television advertising market may decrease which, in turn, may adversely affect the fair value of the respective assets or reporting units.

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

  Impairment reviews during 2010 and first quarter of 2011

        In the fourth quarter of 2010, the Company performed its annual impairment review, which did not result in any impairment charges.

        The DTV Network reporting unit and DTV broadcasting umbrella license were the most sensitive to changes in the assumptions described above. In the 2010 impairment review, the Company concluded that the fair values of the DTV reporting unit and broadcasting license exceeded its carrying

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

values. The level of advertising revenues that the Company earns is directly tied to its audience shares and ratings. During the first quarter of 2011, the audience share of DTV channel was below the first quarter of 2010 and the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future revenues. In the first quarter of 2011, the Company performed impairment review for DTV Network reporting unit DTV umbrella broadcasting license, which did not result in any impairment charges. Due to the revision of forecasted operating results in response to decreased audience share, the excess of fair values over carrying values of the DTV's reporting unit and the broadcasting umbrella license decreased from 33% and 24% to 28% and 11%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests. As of March 31, 2011, the DTV Network reporting unit had $145,145 of goodwill, and $60,750 attributed to the broadcasting umbrella license.

        If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV's reporting unit and/or broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the forecasted audience share of the DTV's channel. If the DTV's forecasted audience share were lower by 10%, the Company would have recognized impairment charge of its broadcasting umbrella license of approximately $22,300.

        Although management considered all current information in the impairment reviews, any future changes in events or circumstances, such as changes in the economy, the planned transition to digital broadcasting, further decreases in audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of the Company's intangible assets and it is probable that the Company will have to recognize impairment charges in future periods.

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of 90 days or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments.

        As of December 31, 2010 and March 31, 2011, the Company held cash and deposits with a maturity of 90 days and less of $57,452 and of $77,579, respectively, in Russian banks, including subsidiaries of foreign banks.

        In addition, the Company had deposits with a maturity of more than 90 days in the amount of $117,457 and of $82,116 in Russian banks as of December 31, 2010 and March 31, 2011, respectively. As of March 31, 2011, the amount of deposits included ruble-denominated deposits of $70,562 bearing interest ranging from 2.6% to 6.0%, and US dollar-denominated deposits of $11,554 bearing interest ranging from 1.0% to 2.75%. Management periodically reviews the creditworthiness of the banks in which it holds its cash.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are shown at their net realizable value which approximates their fair value.

        The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. In addition to the allowance for specific doubtful accounts, the Company applies specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectability of accounts receivables.

        If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require to enter into any netting agreements or collateral from customers.

Comparative Figures

        In 2010, the Company recognized advertising revenues net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. Starting from 2011, the Company no longer pays sales commissions to Video International since the model of cooperation with Video International at the Network level and at Television Station Groups in respect of Moscow-based clients has changed. Under the terms of the new agreement, the Company pays Video International fees for the use of the advertising software package and for services rendered such as maintenance of the software package, technical support, consulting along with integration of the software and Russian advertising market analytical services. Such compensation payable to Video International from January 1, 2011, is included within selling, general and administrative expenses in the consolidated statement of income. In the three months ended March 31, 2011, the amount of such compensation expense included within selling, general and administrative expenses comprised $18,090, as compared to the Video International commission fees of $16,302 recorded as a deduction to advertising revenue in the three months ending March 31, 2010. See "Revenue Recognition" above and Note 10.

        Also, reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

New Accounting Pronouncements

        In January 2010, the FASB issued the Accounting Standards Update ("ASU") 2010-06, (ASC 820, Fair Value Measurements and Disclosures). This amendment has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The adoption of this amendment did not have an impact on the Company's financial statements.

        In April 2010, the FASB issued ASU 2010-13, an amendment to its stock-based compensation guidance to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity's equity securities trade should be classified as equity, assuming all other criteria for equity classification are met (EITF Issue 09-J; ASC 718,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Compensation—Stock Compensation). The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment did not have an impact on the Company's financial statements.

        In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this amendment did not have an impact on the Company's financial statements.

        In December 2010, the FASB issued ASU 2010-28, an amendment to the goodwill impairment test for reporting units with zero or negative carrying amounts (EITF Issue 10-A; ASC 350, Intangibles-Goodwill and Other). The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of this amendment did not have an impact on the Company's financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the three months ended March 31, 2010 and 2011 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares subject to stock options excluded from the diluted net income per common share computation because their effect was antidilutive was 8,915,925 and 4,691,163 for the three months ended March 31, 2010 and 2011, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2010	2011
Net income attributable to CTC Media, Inc. stockholders	$25,199	$22,792

Weighted average common shares outstanding—basic
Common stock	154,227,746	157,001,909
Dilutive effect of:
Common stock options	475,527	1,000,286

Weighted average common shares outstanding—diluted	154,703,273	158,002,195
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.16	$0.15
Diluted	$0.16	$0.14

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2010 and 2011 was net income attributable to CTC Media, Inc. stockholders.

4.     INVESTMENT TRANSACTIONS

Acquisitions

        In February 2011, the Company acquired a 100% interest in a television station in Tomsk for total cash consideration of $4,547. The Company's financial statements reflect a preliminary allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $5,577 to the broadcasting license. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2010 and March 31, 2011 comprise the following:

	December 31, 2010	March 31, 2011
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$88,828	$99,015
Accumulated amortization	(70,266)	(87,007)

Released, net book value	18,562	12,008

Completed and not released	3,356	7,012
In production	460	3,074

Total	22,378	22,094

Acquired rights:
Historical cost	487,947	534,761
Accumulated amortization	(339,666)	(371,347)

Net book value	148,281	163,414

Total programming rights	$170,659	$185,508

Current portion	$95,026	$98,043

Non-current portion	$75,633	$87,465

        The Company expects to amortize approximately $17,028 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending March 31, 2012. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2011.

        The Company recognized impairment charges on programming rights of $3,097 and $8,636 for the three months ended March 31, 2010 and 2011, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

6.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2010 and March 31, 2011 comprise the following:

	December 31, 2010		March 31, 2011
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$172,469	$—	$189,689	$—
Trade names	16,956	—	18,177	—
Cable network connections	42,245	(12,771)	45,667	(15,153)
Network affiliation agreements	20,762	(16,283)	15,407	(11,206)
Other intangible assets	5,994	(2,685)	6,725	(3,044)

Total	$258,426	$(31,739)	$275,665	$(29,403)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        Amortization expense was $2,017 and $2,357 for the three months ended March 31, 2010 and 2011, respectively.

7.     GOODWILL

        Goodwill as of December 31, 2010 and March 31, 2011 comprises the following:

	Balance December 31, 2010	Foreign currency translation adjustment	Balance March 31, 2011
CTC Network	$41,380	$2,981	$44,361
Domashny Network	17,002	1,225	18,227
DTV Network	135,397	9,748	145,145
CTC Television Station Group	2,089	150	2,239
Domashny Television Station Group	9,832	708	10,540
CIS Group	99	7	106
Production Group	32,076	2,311	34,387

Total	$237,875	$17,130	$255,005

        The Company has accumulated impairment losses against goodwill totalling $58,189 at each balance sheet date presented related entirely to the CIS segment. These impairment losses were recorded in 2008 as a result of annual impairment tests. See also Note 10.

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2010 and 2011:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	26,127	25,199	928
Other comprehensive income	20,701	20,633	68

Comprehensive income	$46,828	$45,832	$996

Additional paid-in capital	6,072	6,072	—
Dividends declared	(10,486)	(10,025)	(461)

Stockholders' equity, March 31, 2010	$706,238	$704,653	$1,585

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	23,694	22,792	902
Other comprehensive income	58,031	57,897	134

Comprehensive income	$81,725	$80,689	$1,036

Share capital	3	3	—
Additional paid-in capital	9,538	9,538	—
Dividends declared	(25,301)	(25,115)	(186)

Stockholders' equity, March 31, 2011	$860,606	$858,139	$2,467

        Other comprehensive income consists entirely of currency translation adjustments for the three months ended March 31, 2010 and 2011. The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings (Note 9).

        During the first three months of 2011, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 16, 2011	$0.16	$25,115	March 1, 2011	March 28 and 29, 2011

9.     STOCK-BASED COMPENSATION

  Stock options under the 2009 Stock Incentive Plan

        On February 16, 2011, the Compensation Committee of the Company's Board approved the additional grants of options to purchase up to 580,000 shares of common stock to certain employees of the Company, at an exercise price of $22.32. The exercise price represents the closing price of the Company's common stock on the grant date. These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors for each of 2011, 2012, 2013 and 2014 (the "Performance-based Tranche").

        On February 16, 2011, the Compensation Committee of the Company's Board approved performance criteria for the 2011 Performance-based sub-tranche in respect of options to purchase an aggregate of 512,500, 43,125, 15,000 and 72,500 shares of common stock, under the October 2009, December 2009, April 2010 and February 2011 grants, respectively.

  Equity-based incentive awards

        Pursuant to the Company's 2009 Retention Bonus Program, each recipient of an option granted in October 2009 (including both Time-based and Performance-based tranches) will have the right to receive potential cash payments in respect of any appreciation of the Company's share price above $14.00 per share, capped at $16.80 per share, and tied to both the vesting and exercise of the corresponding stock options. The Company remeasures these awards at each reporting date at their fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair value of unsettled awards is recognized in liabilities.

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the three months ended March 31, 2011 and the fair value of equity-based incentive awards:

	Options	Equity-based incentive awards
Risk free interest rate	1.13-2.37%	0.1-1.1%
Expected option life (years)	2.5-5.0	0.1-2.9
Expected dividend yield	2.87%	2.70%
Volatility factor	74.7-94.3%	74%
Weighted-average grant date fair value (per share)	$11.81	$2.80

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the three months ended March 31, 2011:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2010	7,426,499	$16.78	3,192,483	14.00

Granted	504,375	20.20	170,833	14.00
Exercised	(253,755)	15.37	(76,550)	14.00
Forfeited	(66,146)	16.18	(17,187)	14.00
Expired	(13,750)	15.21	—	—

Outstanding as of March 31, 2011	7,597,223	17.06	3,269,579	14.00

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2010	4,204,468	$10.97	2,276,667	$2.80
Granted	504,375	12.25	170,833	2.80
Vested	(1,087,709)	11.60	(485,833)	2.80
Forfeited	(66,146)	9.08	(17,187)	2.80

Nonvested as of March 31, 2011	3,554,988	11.13	1,944,480	2.80

        As of March 31, 2011, the total compensation cost related to unvested granted awards not yet recognized of $31,629 is to be recognized over a weighted average period of 2.49 years.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. In the first quarter of 2011, the Russian and Kazakh governments continued to take measures to support the economies in order to overcome the consequences of the global financial crisis. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        While management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

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

        In the three months ended March 31, 2011, the Russian ruble appreciated against the US dollar by 7%, and was on average 2% higher than the average value of the Russian ruble compared to the US dollar during the same period of 2010. In 2009 and 2010, the Russian ruble depreciated approximately 2.9% and 1%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

Television advertising sales

        In the Russian television market, national television advertising historically was not placed directly with broadcasters. Instead, sales houses, including Video International, historically controlled the placement of a large portion of national television advertising. In Russia, the Company had several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. In Kazakhstan the Company places all of its national advertising through Video International.

        As a result of an amendment to the Russian advertising law that became effective from January 1, 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International controlled

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

more than 35% of the Russian television advertising market before 2011. In order to bring the Company's cooperation with Video International into compliance with the new legislation, it terminated its agency agreements with Video International in respect of the Networks and Television Station Groups of Moscow-based clients effective December 31, 2010, and developed a new structure for the sale of its advertising going forward.

        Starting January 1, 2011, the Company's own sales house serves as the exclusive advertising sales agent responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the regional stations, which continue to be made through Video International.

        The Company also agreed a new model of cooperation with Video International. Under the terms of this agreement, the Company pays Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of the Company's Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis. In the three months ended March 31, 2011, the amount of compensation expense related to services provided by Video International comprised $18,090, as compared to the agency commission fees of $16,302 paid to Video International in respect of national and regional advertising from Moscow-based clients in the three months ending March 31, 2010.

        The new agreement has a five-year term, running through the end of 2015, and may be unilaterally terminated by either party effective January 1st of any year during the term without penalty, provided that such party provides written notice of termination not later than 180 days before such date.

        In addition to the agreement between the Company's sales house and Video International described above, a number of Company's owned-and-operated regional stations have signed agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. Under the terms of such agreements, the Company pays Video International a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Video International under such agreements annually is 12% of the regional station's total gross advertising revenues, including VAT. The parties have also agreed that the commission payable to Video International under those agreements may be subject to reduction upon mutual consent of the parties on an annual basis.

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

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising in Channel 31 that expires in 2015. The Channel 31 agreement may be terminated upon 180 days' notice by either party.

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

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, which have indefinite lives and represent a significant portion of the Company's total assets. Assets with indefinite useful lives are not subject to amortization but are tested for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number of factors which could trigger an impairment review and these could include: under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        The DTV Network reporting unit and DTV umbrella broadcasting license are the most sensitive to changes in the assumptions inherent in the impairment review. During the first quarter of 2011, the audience share of DTV channel was below the first quarter of 2010 and the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future revenues. In the first quarter of 2011, the Company performed impairment review for DTV Network reporting unit DTV umbrella broadcasting license, which did not result in any impairment charges. Due to the revision of forecasted operating results in response to decreased audience share, the excess of fair values over carrying values of the DTV's reporting unit and the broadcasting umbrella license decreased from 33% and 24% to 28% and 11%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests. As of March 31, 2011, the DTV Network reporting unit had $145,145 of goodwill, and $60,750 attributed to the broadcasting umbrella license.

        If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV's reporting unit and/or broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the forecasted audience share of the DTV's channel. If the DTV's forecasted audience share were lower by 10%, the Company would have recognized impairment charge of its broadcasting umbrella license of approximately $22,300.

        The Company considers all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, further decreases in the Company's audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment losses that could have adverse impact on its net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. When these terms are determined, the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

transition to digital broadcasting also could adversely impact the Company's operations or the value of its broadcasting licenses and goodwill.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of March 31, 2011, such commitments amounted to $235,729 (at the US dollar/ruble exchange rate as of March 31, 2011). The Company is obligated to pay $136,262, $51,423 and $48,044 in 2011, 2012 and 2013, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of March 31, 2011, these commitments amounted to $1,123 (at the US dollar/ruble exchange rate as of March 31, 2011), all of which is payable in 2011.

        The Company also has commitments to purchase transmission and satellite services. As of March 31, 2011, these commitments amounted to $88,291 (at the US dollar/ruble exchange rate as of March 31, 2011), of which $11,801, $16,889, $18,418, $19,894 and $21,289 are payable in the years from 2011 to 2015, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

        Also, the Company has commitments for cable connections to secure the right of our stations to be connected by cable to additional households. As of March 31, 2011, these commitments amounted to $11,502 (at the US dollar/ruble exchange rate as of March 31, 2011), of which $3,232, $1,712, $1,712, $1,712 and $3,134 are payable in the years from 2011 to 2015, respectively.

        In addition, in October 2010 the Company signed an agreement to upgrade its broadcasting equipment at cost of $16,320, of which the outstanding amount to be paid in 2011 amounts to $3,792.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        On December 30, 2010, the Company entered into definitive lease agreements in respect of new headquarters facilities in Moscow. These definitive leases have retroactive effect from November 17, 2010. Pursuant to the Lease Agreements, the Company is leasing an aggregate of 7,000 square meters of office space in an office building in central Moscow. The Lease Agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the the current market rate. The base rent is approximately $475 per square meter per annum (at exchange rate as of March 31, 2011), for a total of approximately $3,325 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 will be approximately $450 per square meter per annum (at exchange rate as of March 31, 2011), thus the total amount of the rent for the first year will be approximately $3,152. In addition to the lease payments described above, the Company is also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

Income Taxes

        As of December 31, 2010 and March 31, 2011, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,280 and $5,281, respectively, as a

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,464 and $3,504, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $3,402 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,467 of the total $3,402 potential increase could occur within twelve months from March 31, 2011. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of CTC Network, Maraphon TV, Teleexpress, Soho Media and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $2,400 as of March 31, 2011.

        The tax years ended December 31, 2008, 2009 and 2010 and the three months ended March 31, 2011 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2006 through 2010 and the three months ended March 31, 2011 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2010 and March 31, 2011. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2010 and March 31, 2011, the Company included accruals for contingencies related to non-income taxes totaling $5,023 and $4,995, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,589 and $3,630, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2011, management estimates such contingencies related to non-income taxes to be up to approximately of $3,112.

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

Broadcast Licenses

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

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Under Kazakh laws, broadcasters are required to broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   SEGMENT INFORMATION

        In September 2010, the Company established its own sales house, Closed Joint Stock Company "EvereST-S", which serves as the exclusive advertising sales agent for all of its Russian Networks and Television Station Groups in respect of Moscow-based clients, effective January 1, 2011. See Note 10, "Television advertising sales". The sales house does not represent an operating segment but rather a functional sales department. The sales house expenses are allocated to the Company's reportable segments based on the revenues earned by each of the segments.

	Three months ended March 31, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$82,639	$620	$39,483	$712,507	$(285)	$(36,602)	(1,065)
Domashny Network	13,431	51	2,811	48,890	(207)	(6,822)	—
DTV Network	9,885	10	283	183,777	(692)	(6,031)	(203)
CTC Television Station Group	12,128	383	7,333	112,463	(574)	(77)	—
Domashny Television Station Group	1,681	510	1	53,269	(371)	(1)	—
DTV Television Station Group	674	9	(1,460)	98,729	(971)		—
CIS Group	2,217	68	(895)	20,501	(151)	(1,565)	—
Production Group	442	7,175	(264)	42,332	(39)	—	(6,326)
Business segment results	$123,097	$8,826	$47,292	$1,272,468	$(3,290)	$(51,098)	$(7,594)

Eliminations and other	103	(8,826)	(11,016)	(425,922)	(87)	1,637	6,239
Consolidated results	$123,200	$—	$36,276	$846,546	$(3,377)	$(49,461)	$(1,355)

	Three months ended March 31, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights
CTC Network	$108,293	$130	$33,036	$792,937	$(571)	$(52,611)	$(426)
Domashny Network	19,748	3	3,158	64,092	(224)	(9,914)	—
DTV Network	12,671	—	(435)	193,561	(744)	(8,114)	—
CTC Television Station Group	17,859	468	10,716	108,068	(551)	(86)	—
Domashny Television Station Group	2,629	710	438	55,572	(427)	(1)	—
DTV Television Station Group	1,054	383	(1,750)	124,655	(1,164)	(1)	—
CIS Group	3,079	—	(359)	23,902	(152)	(1,850)	—
Production Group	22	2,213	(553)	50,409	(23)	—	(1,748)
Business segment results	$165,355	$3,907	$44,251	$1,413,196	$(3,856)	$(72,577)	$(2,174)

Eliminations and other	186	(3,907)	(8,323)	(357,758)	(80)	1,839	1,860
Consolidated results	$165,541	$—	$35,928	$1,055,438	$(3,936)	$(70,738)	$(314)

12.   SUBSEQUENT EVENTS

        On April 28, 2011, the Company's Board declared a dividend of $0.22 per outstanding share of common stock, or approximately $35 million in total, which will be paid on or about June 30, 2011 to shareholders of record as of June 1, 2011. The Company's Board currently intends to pay further

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

dividends in each of the following quarters of 2011. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2011, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as Company's earnings, financial position and cash requirements.

        In April 2011, options to purchase 56,771 shares of common stock were exercised at average exercise price of $16.80.

        In April 2011, the Company acquired a 56% interest in several television stations in the Samara region for total cash consideration of $4,250.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2010 and 2011. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 1, 2011 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and DTV Television Station Group manage 53, 43 and 37 owned-and-operated stations and repeater transmitters, respectively. Our Television Station Groups provide 56.7% technical penetration for the CTC Network (or 60.5% of its total penetration of 93.7%); 43.4% technical penetration for the Domashny Network (or 53.2% of its total penetration of 81.6%); and 35.9% technical penetration for the DTV Network (or 49.5% of its total penetration of 72.5%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  Sales house

  •
  Sales house.  In September 2010, we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network, which serves as the exclusive advertising sales agent for all of our Russian Networks and Television Station Groups in respect of Moscow-based clients, effective January 1, 2011. See "—Television Advertising Sales". The sales house does not represent an operating segment but rather a functional sales department. The sales house expenses are allocated to our reportable segments based on the revenues earned by each of the segments.

  CIS Group

  •
  CIS Group.  Since 2008, we operate the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations and repeater transmitters.

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

Television Advertising Sales

        In the Russian television market, national advertising historically has generally not been placed directly with broadcasters. Instead, so-called "sales houses" have historically controlled the placement of a large portion of national television advertising. From 1999 to 2010, Video International, one of the largest of these sales houses, placed our national advertising on an exclusive basis. From 2006 to 2010, we also engaged Video International to place, on an exclusive basis, local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we continue to place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in 2010.

        As a result of an amendment to the Russian advertising law that became effective in 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International historically controlled more than 35% of the Russian television advertising market. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated our agency agreements with Video International in respect of the Networks and Television Station Groups of Moscow-based clients, effective December 31, 2010, and have developed a new structure for the sale of our advertising going forward, as described below.

        In September 2010, we established our own sales house, which now serves as the exclusive advertising sales agent for all of our networks in Russia from January 1, 2011. At the same time we agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Our sales house is responsible for all of our national and regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which continue to be made through Video International. See "—Our Agreements with Video International" , "—Critical Accounting Policies, Estimates and Assumptions" below, and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

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

        Television advertising sales vary over the course of the year. As a result of seasonal trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2010 approximately 36% of our total annual advertising revenues was generated in the fourth quarter.

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

        In addition to the agreement between our sales house and Video International described above, a number of our owned-and-operated regional stations have signed agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. Under the terms of such agreements, we pay Video International a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Video International under such agreements annually is 12% of the regional station's total gross advertising revenues, including VAT. The parties have also agreed that the commission payable to Video International under those agreements may be subject to reduction upon mutual consent of the parties on an annual basis.

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

        Pursuant to these two lease agreements we are leasing an aggregate of 7,000 square meters of office space in central Moscow. The leases have 10-year initial terms and we have the right to extend their term for an additional 10-year period, at the then current market rate. The base rent is approximately $475 per square meter per annum (at exchange rate as of March 31, 2011), for a total of approximately $3.3 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 will be approximately $450 per square meter per annum (at exchange rate as of March 31, 2011), thus the total amount of the rent for the first year will be approximately $3.2 million. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the respective lease agreement.

        Under the terms of these lease agreements, we concluded a maintenance services agreement with the building managing company, at an aggregate annual rate of approximately $0.3 million, exclusive of VAT, for each of the first three years; such amount does not include utilities. After the third anniversary of the maintenance service agreement, the parties have the right to renegotiate maintenance prices. We have an expansion option and a right of first offer on any additional space that becomes available in the building at the then-current market rent.

        We are currently in the process of negotiating leases for additional space of approximately 2,300 square meters in this office facility.

Recent Acquisitions and Disposals

        In February 2011, we completed an acquisition of a television station in Tomsk for cash consideration of $4.5 million.

        In April 2011, we acquired a 56% interest in several television stations in the Samara region for total cash consideration of $4.3 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. In addition to the policies that existed at December 31, 2010, effective January 1, 2011, we established a revenue recognition policy for recent changes in our sales structure to account for advertising sales made directly to advertisers under sales arrangements with them. See"—Revenue recognition" below. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue recognition—Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. A bad debt provision is maintained for estimated losses resulting from our customers' inability to make payments. We recognize advertising revenues at the moment when the advertising broadcasting takes place net of Value Added Taxes ("VAT").

        Prior to 2011 Video International placed our advertising on an exclusive basis under the agency agreements and the sales commission paid by us to Video International was recorded as an offset to revenue ("net basis").

        Effective from 2011, we terminated our agency agreements with Video International in respect of our network sales and sales from regional advertising placed by Moscow-based clients, and have developed a new structure for the sale of our advertising. Effective January 1st, 2011, our own sales house serves as the exclusive advertising sales agent for all of our networks in Russia. The advertising is placed with advertisers and their agencies under direct sales arrangements with them. At the same time we agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Our sales house is primarily responsible for all of national and regional advertising sales, with the exception of advertising sales to local clients of regional stations, which continue to be made through Video International. See "—Television Advertising Sales", "—Our Agreements with Video International" above and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" fundamentally have changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Starting from January 1, 2011, following the change in our sales structure and our contractual relationship with Video International, we recognize our Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers under direct sales arrangements. Compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in our consolidated statement of income. Advertising sales to local clients of our regional stations under the agency agreements with Video International continue to be recognized net of agency commissions.

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

        Accounts Receivable and Allowance for Doubtful Accounts—We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we believe will be collected. In addition to the allowance for specific doubtful accounts, we apply specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectibility of accounts receivables.

Goodwill and Indefinite-Lived Intangible Assets Impairment tests

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

        During the first quarter of 2011, the audience share of DTV channel was below the first quarter of 2010 and the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future revenues. In the first quarter of 2011, we performed impairment review for DTV Network reporting unit and DTV umbrella broadcasting license, which did not result in any impairment charges.

        If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV's reporting unit and/or broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, we applied a hypothetical 10% decrease to the forecasted audience share of the DTV's channel. If the DTV's forecasted audience share were lower by 10%, we would have recognized impairment charge of its broadcasting umbrella license of approximately $22.3 million. See also "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment tests."

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

        Also, we believe our critical accounting policies relate to the following matters: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in detail in our Annual Report on Form 10-K.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended March 31,
	2010	2011
REVENUES:
Advertising	95.0%	98.5%
Sublicensing	4.9	1.1
Other revenue	0.1	0.4

Total operating revenues	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(8.0)	(6.5)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(12.6)	(22.8)
Stock-based compensation	(5.9)	(3.8)
Amortization of programming rights	(40.2)	(42.7)
Amortization of sublicensing rights and own production cost	(1.1)	(0.2)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(2.7)	(2.4)

Total operating expenses	(70.6)	(78.4)

Operating income	29.4	21.7
Foreign currency gains (losses)	(0.2)	0.7
Interest income	1.1	0.9
Interest expense	(0.6)	(0.1)
Other non-operating income, net	1.3	(0.0)
Equity in income of investee companies	0.1	0.1

Income before income tax	31.2	23.3

Income tax expense	(10.0)	(9.0)

Consolidated net income	21.2	14.3

Income attributable to noncontrolling interest	(0.8)	(0.5)

Net income attributable to CTC Media, Inc. stockholders	20.4%	13.8%

        Our advertising revenues for the first quarter of 2010 are presented net of agency commissions payable to Video International under the agency agreements that were in place prior to 2011. Effective 2011, following change in our sales structure and our contractual relationships with Video International, we no longer pay agency commissions to Video International in respect of national advertising and local advertising to Moscow-based clients. Under the terms of our new agreement we have a license to use Video International's proprietary advertising software package. In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. The compensation fees payable to Video international for use of advertising software, related maintenance and analytical support and consulting services are included in our selling, general and administrative expenses. See "—Critical accounting policies" above. The effect of such change in presentation of fees payable to Video International results in an increase in the amounts of both our advertising revenues and selling, general and administrative expense at our Networks and Station Groups as compared to previous periods. When comparing first quarters of 2010 and 2011, such increase amounted to $16.3 million, including $11.6 million, $1.8 million, $1.1 million, $1.5 million, $0.2 million and $0.1 million in CTC, Domasny and DTV Networks, and CTC, Domashny and DTV Station Groups, respectively.

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2011

  Total operating revenues

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$83,259	$108,423
Change period-to-period	—	30.2%
Domashny Network	13,482	19,751
Change period-to-period	—	46.5%
DTV Network	9,895	12,671
Change period-to-period	—	28.1%
CTC Television Station Group	12,511	18,327
Change period-to-period	—	46.5%
Domashny Television Station Group	2,191	3,339
Change period-to-period	—	52.4%
DTV Television Group	683	1,437
Change period-to-period	—	110.4%
CIS Group	2,285	3,079
Change period-to-period	—	34.7%
Production Group	7, 617	2,235
Change period-to-period	—	(70.7)%
Eliminations and other	(8,723)	(3,721)

Total	$123,200	$165,541

Change period-to-period	—	34.4%

        Our advertising revenues for the three months ended March 31, 2010 are presented net of agency commissions paid to Video International. Effective 2011, due to the change in our sale structure and in our contractual relationships with Video International described above, we present our Russian advertising revenues, except for the regional advertising revenues from local clients, gross of compensation payable to Video International. See "—Critical accounting policies—Revenue recognition" above. When comparing the three months ended March 31, 2010 and 2011, our total operating revenues increased by 34.4%, of which an increase of 15.7% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating revenues increased by 18.7% when comparing the three-month periods under review. Such increase primarily reflects the continued growth of the Russian television advertising market resulting in higher advertising rates.

  Advertising revenues

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$77,631	$106,463
Change period-to-period	—	37.1%
Domashny Network	13,415	19,728
Change period-to-period	—	47.1%
DTV Network	9,360	12,652
Change period-to-period	—	35.2%
CTC Television Station Group	12,087	17,758
Change period-to-period	—	46.9%
Domashny Television Station Group	1,604	2,576
Change period-to-period	—	60.6%
DTV Television Group	672	1,052
Change period-to-period	—	56.5%
CIS Group	2,207	2,873
Change period-to-period	—	30.2%
Production Group	75	13
Change period-to-period	—	(82.7)%
Eliminations and other	(68)	(10)

Total	$116 983	$163,105

Change period-to-period	—	39.4%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT. In 2010, our advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure and in our contractual relationships with Video International, our advertising revenues are presented gross of compensations payable to Video International. See—"Critical accounting policies—Revenue recognition" above. Our advertising revenue increased by 39.4% when comparing the three-month periods under review, of which an increase of 17.1% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by 22.3% when comparing the three-month periods under review.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We generally place the CTC Network's advertising on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic; we generally place the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and we generally place the DTV Network's advertising on the basis of our ratings in DTV's target audience, 25-54 year-old viewers. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    CTC Network's advertising revenue increased by 37.1% when comparing the three-month periods under review, of which an increase of 17.7% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Network's advertising revenues increased by 19.4% when comparing the three-month periods under review, mainly due to increase in advertising prices, partially offset by decreased audience share. The average target audience share of the CTC Network was 12.6% and 11.2% in the first quarters of 2010 and 2011, respectively. The average overall audience share of the CTC Network was 9.1% and 7.9% in the first quarters of 2010 and 2011, respectively. The decrease in audience share was primarily the result of the later timing of the launch of the Network's main 2011 spring season premiers compared to 2010, and relative underperformance of certain of our programming.

        Domashny Network.    Domashny Network's advertising revenue increased by 47.1% when comparing the three-month periods under review, of which an increase of 17.7% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Network's advertising revenues increased by 29.4% when comparing the three-month periods under review, principally due to increase in advertising prices, partially offset by decreased audience share. The average target audience share of the Domashny Network was 3.0% and 2.8% in the first quarters of 2010 and 2011, respectively. The average overall audience share of the Domashny Network was 2.2% and 2.1% in the first quarters of 2010 and 2011, respectively. The decrease in audience share over the periods under review was the result of increased competition and relative underperformance of certain programming.

        DTV Network.    DTV Network's advertising revenue increased by 35.2% when comparing the three-month periods under review, of which an increase of 14.6% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Network's advertising revenues increased by 20.6% when comparing the three-month periods under review, principally due to increase in advertising prices. The average target audience share of the DTV Network was 2.1% and 2.0% in the first quarters of 2010 and 2011, respectively. The average overall audience share of the DTV Network remained flat at 1.7% in the first quarters of 2010 and 2011. The decrease in the average target audience share over the periods under review was the result of increased competition, and relative underperformance of certain of our programming. If DTV's audience shares or ratings were to fall as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a decrease in the fair value of the respective reporting units and/or broadcasting licenses. See "Risk Factors—A significant portion of our total assets are intangible assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income", and "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment tests."

        We anticipate that the average prices at our Networks for 2011 as a whole will be higher than in 2010.

        Television Station Groups.    Advertising revenues of the CTC' Television Station Group increased by 46.9% when comparing the three-month periods under review, of which an increase of 16.3% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Television Station

Group's advertising revenues increased by 30.6% when comparing the three-month periods under review, primarily due to increases in advertising rates, partially offset by decrease in audience share.

        Advertising revenues of the Domashny Television Station Group increased by 60.6% when comparing the three-month periods under review, of which an increase of 19.0% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Television Station Group's advertising revenues increased by 41.6% when comparing the three-month periods under review, principally due to increased advertising rates and increased sellout.

        Advertising revenues of the DTV Television Station Group increased by 56.5% when comparing the three-month periods under review, of which an increase of 17.5% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Television Station Group's advertising revenues increased by 39.0% when comparing the three-month periods under review, primarily due to increases in advertising prices, partially offset by decreased sellout.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 30.2% when comparing the three-month periods under review, primarily due to increase in advertising prices and in audience share of the Channel 31.

  Sublicensing, own production and other revenues

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$5,629	$1,960
Change period-to-period	—	(65.2)%
Domashny Network	67	22
Change period-to-period	—	(67.2)%
DTC Network	536	19
Change period-to-period	—	(96.5)%
CTC Television Station Group	424	569
Change period-to-period	—	34.2%
Domashny Television Station Group	586	763
Change period-to-period	—	30.2%
DTV Television Group	11	385
Change period-to-period	—	3400%
CIS Group	78	206
Change period-to-period	—	164.1%
Production Group	7,542	2,222
Change period-to-period	—	(70.5)%
Eliminations and other	$(8,656)	$(3,710)

Total	$6,217	$2,436

Change period-to-period	—	(60.8)%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 65.2% when comparing the three-month periods under review, primarily due to decrease in sublicensing sales to Ukraine.

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

        Eliminations and other.    We eliminate intercompany revenues from sublicensing, own production and other revenues. These intercompany revenues consist primarily of programming rights sold by our Production Group to our networks.

  Total operating expenses

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(43,776)	$(75,387)
Change period-to-period	—	72.2%
Domashny Network	(10,671)	(16,593)
Change period-to-period	—	55.5%
DTV Network	(9,612)	(13,106)
Change period-to-period	—	36.4%
CTC Television Station Group	(5,178)	(7,611)
Change period-to-period	—	(47.0)%
Domashny Television Station Group	(2,190)	(2,901)
Change year-on-year	—	32.5%
DTV Television Group	(2,143)	(3,187)
Change period-to-period	—	48.7%
CIS Group	(3,180)	(3,438)
Change period-to-period	—	8.1%
Production Group	(7,881)	(2,788)
Change period-to-period	—	(64.6)%
Eliminations and other	(2,293)	(4,602)

Total	$(86,924)	$(129,613)

Change period-to-period	—	49.1%
% of total operating revenues	70.6%	78.3%

        In 2010, our advertising revenue is presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure, our advertising revenues are presented gross of compensations payable to Video International. Compensations payable to Video International are included within selling, general and administrative expenses for the three months ended March 31, 2011. Such compensation expenses include fees for use of advertising software, related maintenance and analytical support and consulting services. See "—Critical accounting policies—Revenue recognition" above.

        Our total operating expenses increased by 49.1% when comparing the three-month periods under review, of which an increase of 23.5% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating expenses increased by 25.6% when comparing the three-month periods under review.

        Total operating expenses as a percentage of total operating revenues were 70.6% and 78.3% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues increased from 74.0% to 78.3%, when comparing the three months ended March 31, 2010 and 2011. This increase was due to increases, as a percentage of operating revenues, amortization of programming rights, offset by decreases, as a percentage of operating revenues, in direct operating expenses, in amortization of sublicensing rights and own production cost, and in stock-based compensation expense.

  Direct operating expenses

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(2,209)	$(3,002)
Change period-to-period	—	35.9%
Domashny Network	(1,579)	(1,875)
Change period-to-period	—	18.7%
DTV Network	(1,196)	(1,161)
Change period-to-period	—	(2.9)%
CTC Television Station Group	(1,930)	(2,159)
Change period-to-period	—	11.9%
Domashny Television Station Group	(1,029)	(1,215)
Change period-to-period	—	18.1%
DTV Television Group	(917)	(1,270)
Change period-to-period	—	38.5%
CIS Group	(507)	(466)
Change period-to-period	—	(8.1)%
Production Group	(948)	(573)
Change period-to-period	—	(39.6)%
Eliminations and other	490	1,011

Total	$(9,825)	$(10,710)

Change period-to-period	—	9.0%
% of total operating revenues	8.0%	6.5%

        Direct operating expenses as a percentage of total operating revenues were 8.0% and 6.5% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses as a percentage of total operating revenues decreased from 7.0% to 6.5%, when comparing the three months ended March 31, 2010 and 2011.

        Networks.    At the Network level, direct operating expenses are principally comprised of the salaries of our networks' engineering, programming and production staff and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.7% and 2.8% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues increased from 2.3% to 2.8%, when comparing the three months ended March 31, 2010 and 2011. Such increase was mainly due to increase in salaries and benefits as a result of annual raises and transfers of some employees from other segments to CTC Network segment.

        At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues were 11.7% and 9.5% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues decreased from 10.3% to 9.5%, when comparing the three months ended March 31, 2010 and 2011. Such decrease was mainly due to increased revenues, partially offset by increase in network affiliation expenses.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 12.1% and 9.2% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Network as a percentage of this segment's total operating revenues decreased from 10.8% to 9.2%, when comparing the three months ended March 31, 2010 and 2011. Such decrease was mainly due to decrease in salaries and benefits.

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

        At the CTC Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 15.4% and 11.8% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 13.8% to 11.8%, when comparing the three months ended March 31, 2010 and 2011. Such decrease was mainly due to increased revenues, partially offset by the increase in transmission costs.

        At the Domashny Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 47.0% and 36.4% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 42.8% to 36.4%, when comparing the three months ended March 31, 2010 and 2011. Such decrease was mainly due to increased revenues, partially offset by the increase in transmission costs.

        At the DTV Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 134.3% and 88.4% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues decreased from 119.4% to 88.4%, when comparing the three months ended March 31, 2010 and 2011. Such decrease was mainly due to increased revenues, partially offset by the increase in transmission costs.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 22.2% to 15.1% when comparing three months ended March 31, 2010 and 2011, respectively, mainly due to increased revenues.

        Production Group.    For the Production Group, direct operating expenses principally comprise general production overhead.

        Eliminations and other.    We eliminate intercompany expenses from direct operating expenses. These intercompany expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters.

  Selling, general and administrative expenses

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(3,617)	$(18,778)
Change period-to-period	—	419.2%
Domashny Network	(2,032)	(4,572)
Change period-to-period	—	125.0%
DTV Network	(1,490)	(3,087)
Change period-to-period	—	107.2%
CTC Television Station Group	(2,596)	(4,816)
Change period-to-period	—	85.5%
Domashny Television Station Group	(788)	(1,259)
Change period-to-period	—	59.8%
DTV Television Group	(254)	(752)
Change period-to-period	—	196.1%
CIS Group	(957)	(970)
Change period-to-period	—	1.4%
Production Group	(568)	(442)
Change period-to-period	—	(22.2)%
Eliminations and other	(3,274)	(3,020)

Total	$(15,576)	$(37,696)

Change period-to-period	—	142.0%
% of total operating revenues	12.6%	22.8%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes. In addition, starting from January 1, 2011, our selling, general and administrative expenses include compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services (See "—Critical accounting policies—Revenue recognition" and "—Our agreements with Video International"). When comparing the periods under review, our selling, general and administrative expenses increased by 142.0% of which an increase of 123.7% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, selling, general and administrative expenses increased by 18.3% when comparing the three-month periods under review.

        Our selling, general and administrative expenses as a percentage of total operating revenues were 12.6% and 22.8% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of total operating revenues decreased from 22.9% to 22.8%, when comparing the three months ended March 31, 2010 and 2011.

        On December 30, 2010, we entered into two definitive lease agreements for new facilities in Moscow, pursuant to which we are leasing approximately 7,000 square meters of office space in an office building in central Moscow. These leases have retroactive effect from November 17, 2010. The leases are for a 10-year initial term and we have a right to extend the term for an additional 10 years, at the then current market rate. See "—New Lease Agreements." We recognized rental expense related to these leases of approximately $0.9 million in the first quarter and expect to recognize approximately $3.6 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of March 31, 2010). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues were 4.3% and 17.3% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 16.0% to 17.3%, when comparing the three months ended March 31, 2010 and 2011, respectively, mainly due to increased salaries and benefits, increased advertising and promotion expenses and increase in rental expense. The increase in salaries and benefits was due to annual raises, transfers of some employees from other segments to CTC Network segment, and increase in headcount in our sales function.

        Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues were 15.1% and 23.1% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 25.2% to 23.1%, when comparing the three months ended March 31, 2010 and 2011, respectively, primarily due to increased revenues.

        Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenue were 15.1% and 24.4% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 23.8% to 24.4%, when comparing the three months ended March 31, 2010 and 2011, primarily due to increase in rent expenses.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues were 20.7% and 26.3% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 29.3% to 26.3%, when comparing the three months ended March 31, 2010 and 2011, primarily due to increased revenues, partially offset by the increase in advertising and promotion expenses, and by the increase in salaries and benefits due to increased headcount in our sales function.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues were 36.0% and 37.7% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure

(discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 41.7% to 37.7%, when comparing the three months ended March 31, 2010 and 2011, primarily due to increased revenues.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 37.2% and 52.3% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 44.1% to 52.3%, when comparing the three months ended March 31, 2010 and 2011, primarily due to the increase in advertising and promotion expenses, and due to the accrual of provision for VAT on purchases that were determined as not recoverable.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 41.9% to 31.5% when comparing the three months ended March 31, 2010 and 2011, mainly due to increase in segment revenue.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses increased from 7.5% to 19.8% when comparing the three months ended March 31, 2010 and 2011, mainly due to the decreased revenues.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Three months ended March 31,
	(In thousands, except for percentages)
	2010	2011
Stock-based compensation expenses	$(7,330)	$(6,219)

        The decrease in stock-based compensation expense was principally due to expense related to modifications made to the stock options of our CEO in the first quarter of 2010, and the fact that some options granted in 2007 to our employees became fully vested.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $22.2 million for 2011, $8.0 million for 2012, $6.6 million for 2013 and $1.0 million for 2014. For more details on our stock-based compensation transactions, see "Financial Statements—Note 9, Stock-Based Compensation."

  Amortization of programming rights

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(36,602)	$(52,611)
Change period-to-period	—	43.7%
Domashny Network	(6,822)	(9,914)
Change period-to-period	—	45.3%
DTV Network	(6,031)	(8,114)
Change period-to-period	—	34.5%
CIS Group	(1 565)	(1,850)
Change period-to-period	—	18.2%
Eliminations and other	1,559	1,751

Total	$(49,461)	$(70,738)

Change period-to-period	—	43.0%
% of total operating revenues	40.1%	42.7%

        The amortization of programming rights as a percentage of total operating revenues was 40.1% and 42.7% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of total operating revenues increased from 35.5% to 42.7%, when comparing the three months ended March 31, 2010 and 2011.

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues was 44.0% and 48.5% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 38.6% to 48.5%, when comparing the three months ended March 31, 2010 and 2011, respectively.

        Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues was 50.6% and 50.2% during the three months ended March 31, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 44.6% to 50.2%, when comparing the three months ended March 31, 2010 and 2011, respectively.

        Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues increased from 60.9% to 64.0% when comparing the three months ended March 31, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 54.7% to 64.0%, when comparing the three months ended March 31, 2010 and 2011, respectively.

        The increases in amortization of programming rights at Network level when comparing the three-month periods under review were primarily due to the relatively more expensive programming mix and higher impairment charges in CTC and Domashny in the first quarter of 2011.

        Impairment charges at CTC Network were $1.5 million and $7.3 million, respectively, in the three months ended March 31, 2010 and 2011. Impairment charges at Domashny Network were $0.1 million and $1.2 million, respectively, in the three months ended March 31, 2010 and 2011. Impairment charges at DTV Network were $1.5 million and $0.1 million, respectively, in the three months ended March 31, 2010 and 2011. The increase in impairment charges in CTC and Domashny Networks was due to the change in programming schedule in 2011, and relative underperformance of certain programming.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, decreased from 68.5% to 60.1% when comparing the three months ended March 31, 2010 and 2011, due to the relatively more expensive programming mix.

  Amortization of sublicensing rights and own production cost

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(1,065)	$(426)
Change period-to-period	—	(60.0)%
DTV Network	(203)	—
Change period-to-period	—	100,0%
Production Group	(6,326)	(1,748)
Change period-to-period	—	(72.4)%
Eliminations and other	6,239	1,860

Total	$(1,355)	$(314)

Change period-to-period	—	(76.8)%
% of total operating revenues	1,1%	0.2%

        Own production cost represents the cost of internally produced programming licensed to third parties as well as sold to other segments in our group.

        Networks.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three-month periods under review was primarily due to decreased cost of internally produced series and sitcoms sold to Ukraine.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Inter-company expenses consist primarily of programming rights sold by our Production Group to our Networks.

  Depreciation and amortization expense (exclusive of amortization of programming rights, sublicensing rights and own production cost)

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
CTC Network	$(285)	$(571)
Change period-to-period	—	100.4%
Domashny Network	(207)	(224)
Change period-to-period	—	8.2%
DTV Network	(692)	(744)
Change period-to-period	—	7.5%
CTC Television Station Group	(574)	(551)
Change period-to-period	—	(4.0)%
Domashny Television Station Group	(371)	(427)
Change period-to-period	—	15.1%
DTV Television Group	(971)	(1,164)
Change period-to-period	—	19.9%
CIS Group	(151)	(152)
Change period-to-period	—	0.7%
Production Group	(39)	(23)
Change period-to-period	—	(41.0)%
Eliminations and other	(87)	(80)

Total	$(3,377)	$(3,936)

Change period-to-period	—	16.6%
% of total operating revenues	2.7%	2.4%

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

  Foreign currency gains (losses)

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Foreign currency gains (losses)	$(273)	$1,133

        The functional currency of our Russian subsidiaries is the ruble. The Russian ruble appreciated approximately 3.0% and 7.0% against the US dollar during the first quarter of 2010 and 2011, respectively.

        In the three months ended March 31, 2010, our foreign currency loss primarily represents the impact of ruble appreciation on our dollar-denominated assets and loss on our forward contract, partially offset by the impact of ruble appreciation on our dollar-denominated liabilities. In the three months ended March 31, 2011, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of ruble appreciation on our dollar-denominated assets.

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

  Interest income

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Interest income	$1,359	$1,486

        Interest income for the three-month periods under review primarily represents interest earned on our cash balances.

  Interest expense

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Interest expense	$(692)	$(100)

        Our interest expense decreased over the periods under review primarily due to repayments of the total amount under the Credit Facility Agreement during the first quarter of 2010.

  Other non-operating income (loss), net

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Other non-operating income (loss)	$1,623	$(27)

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale.

  Equity in income of investee companies

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Equity in income of investee companies	$94	$177

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating its results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it.

  Income tax expense

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Income tax expense	$(12,260)	$(14,903)

        Our effective tax rate was 32% and 39% for the three months ended March 31, 2010 and March 31, 2011, respectively. The increase in our effective tax rate when comparing the periods under review was primarily due to an increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest.

  Income attributable to noncontrolling interest

	Three months ended March 31,
	2010	2011
	(in thousands, except percentages)
Income attributable to noncontrolling interest	$(928)	$(902)

        In the three months ended March 31, 2010 and 2011, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group.

  Other comprehensive income attributable to controlling interest

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive income in the periods under review reflects results of these translations, and resulted from the appreciation of the Russian ruble against the US dollar during these periods. The ruble appreciated approximately 3.0% and 7.0% against the US dollar during the first quarter of 2010 and 2011, respectively. See "—Foreign currency gains (losses)".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 compared to December 31, 2010

  Short-term investments

        As of December 31, 2010 and March 31, 2011, short-term investments represent cash deposits with maturity in the range from three to six months placed in Russian banks.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2010 to March 31, 2011 by $5.0 million primarily due to increases in advances made for Russian and foreign programming.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2010 to March 31, 2011 by $14.8 million was primarily due to the acquisition of Russian shows and foreign movies and series during the first quarter of 2011, which will be used during the remainder of 2011 and thereafter.

  Goodwill and Intangible assets

        Goodwill and Intangible assets increased from December 31, 2010 to March 31, 2011 by $17.1 million and $19.6 million, respectively, primarily due to the appreciation of the Russian ruble against the US dollar.

  Taxes payable

        Taxes payable decreased from December 31, 2010 to March 31, 2011 by $16.2 million primarily due to a decrease in VAT payable as a result of seasonally lower revenues in the first quarter of 2011 compared with the fourth quarter of 2010.

Liquidity and Capital Resources

        At March 31, 2011, we had $81.5 million in cash and cash equivalents, of which approximately 23% was held in US dollar-denominated accounts. In addition, at March 31, 2011, we had $82.1 million in deposits with maturities ranging from three to six months, of which approximately 14% were held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2010	2011
	(in thousands)
Net cash provided by operating activities:	$5,052	$12,280
Net cash (used in)/provided by investing activities:	(26,421)	26,840
Net cash used in financing activities:	(38,371)	(21,400)

        Substantially all of our cash flows from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flows from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenue increased from $117.0 million to $163.1 million when comparing the three-month periods under review, of which an increase of $16.3 million relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by $29.8 million, when comparing the three-month periods under review.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $63.5 million and $77.4 million, respectively, during the three months ended March 31, 2010 and 2011. The increase in cash paid for programming rights in the first quarter of 2011 was primarily due to advance payments for some Russian-produced and foreign programming during the first quarter of 2011, that will be used in 2011 and thereafter.

        Amortization of programming rights, sublicensing rights and own production cost amounted to $50.8 million and $71.1 million, during the three months ended March 31, 2010 and 2011, respectively.

        In first quarter of 2010, we paid $12.8 million in 2009 earnouts related to our acquisitions of Costafilm and Soho Media. In addition, in the first quarter of 2010, we made net cash deposits of $11.2 million in Russian banks. In the three-month period ended March 31, 2011, our cash provided by investing activities primarily represents net cash received from deposits in the amount of $38.6 million. Also, in the first quarter of 2011, we paid $3.2 million in 2010 earnouts related to our acquisitions of Costafilm, and $4.5 million related to our acquisition of regional station in Tomsk.

        In 2011, we expect capital expenditures to reach up to $25 million as we continue to work on our technology complex and move our internal sales house into our Moscow headquarters facility.

        In the three-month period ended March 31, 2010, cash used in financing activities includes repayment of all amounts outstanding under the Credit Facility Agreement of $28.3 million. In addition, during the first quarter of 2010, we paid dividends in the amount of $10.0 million, to our stockholders. In the three-month period ended March 31, 2011, cash used in financing activities includes payment of dividends in the amount of $25.1 million, to our stockholders. Also, in the first quarter 2010 we received $3.9 million in proceeds from the exercise stock options. See "Item 1. Financial Statements—Note 8, Stockholders' Equity".

        On April 28, 2011, our Board declared a dividend of $0.22 per outstanding share of common stock, or approximately $35 million in total, which will be paid on or about June 30, 2011 to shareholders of record as of June 1, 2011. Our Board currently intends to pay further dividends in each of the following quarters of 2011. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2011, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	Through 2011	2012 through 2013	2014 through 2015	Thereafter
	(in thousands)
Acquisition of programming rights	$235,729	$136,262	$99,467	—	—
Transmission and satellite fees	$88,291	$11,801	$35,307	$41,183	—
Leasehold obligations	$56,102	$3,804	$10,465	$10,905	$30,928
Cable connections	$11,502	$3,232	$3,424	$4,846	—
Acquisition of format rights	$1,123	$1,123	—	—	—

Total(1)	$392,747	$156,222	$148,663	$56,934	$30,928

(1)
Accrued liabilities related to income taxes in the amount of $5.3 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In December 2010, we entered into two definitive lease agreements for new headquarters facilities in Moscow. See "—New Lease Agreements." We recognized rental expense related to these leases of approximately $0.9 million in the first quarter of 2011 and expect to recognize approximately $3.6 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of March 31, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        We also are in the process of negotiating leases for additional space of approximately 2,300 square meters in this office facility.

        In addition, in October 2010 we signed an agreement to upgrade our broadcasting equipment at a cost of $16.3 million, of which the outstanding amount to be paid in 2011 amounts to $3.8 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2011, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $14.6 million and $8.2 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of March 31, 2011 was RUR 28.43 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

        During the three months ended March 31, 2011, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as described below.

        Prior to 2011, substantially all of our advertising was placed through Video International. Effective 2011, our own sales house serves as the exclusive advertising sales agent for all of our networks in Russia. The advertising is placed with advertisers under direct arrangements with them or with their advertising agencies. Our sales house is primarily responsible for all of our national and regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which continue to be made through Video International. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Television Advertising Sales".

        In response to change in our sale structure, in addition to internal controls that were in place prior to 2011, we designed and implemented controls over sales transactions under the new direct arrangements with advertizers and their agencies to ensure that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US GAAP. Such controls include controls over the authorization of sales terms, cash collections and evaluation of creditworthness of customers. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

 PART II. Other Information

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on March 1, 2011 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

        In response to these developments, in September 2010 we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network. Our sales house now acts as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients, effective January 1, 2011.

        In order to benefit from our long-term cooperation with Video International and to successfully support our own advertising sales, in November 2010, we entered into a new agreement with Video International to govern our cooperation, effective January 1, 2011. Under the terms of the agreement, our sales house received a license to use Video International group's proprietary advertising software package (including modules such as Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator). In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International group provides detailed analysis of the Russian television market, including audience share and advertising market dynamics.

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

        We do not have extensive experience in making direct sales of national television advertising ourselves. In order to support this function, we have substantially increased the size of our internal sales force, and have implemented a range of new functions and systems with which we have had limited experience to date. We may be unsuccessful in maintaining these functions, and may be unable to generate the same advertising volumes and revenues or margins under this new model of advertising sales as we did in the past. If we encounter difficulties in maintaining our sales house function, our advertising sales and revenues could suffer, and as a consequence our business, financial condition and results of operations could be materially adversely affected. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

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

        Although conditions improved in 2010 and in the first quarter of 2011, if such conditions are not sustainable or if economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results.

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

        Depending on the terms of the transition, we may face competition from other parties for digital frequencies or other access, and we may also face additional costs in connection with requirements for new equipment and added staffing. We may also face increased competition from other broadcasters that may make the transition to digital broadcasting more quickly or efficiently than we do, or that are more successful in taking advantage of the new digital platform to introduce a better programming offering.

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

        We performed our annual impairment review in the fourth quarter of 2010 and an interim impairment review in the first quarter of 2011, which did not result in any further impairment charges. We consider all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, decreases in our audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests". In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. When these terms are determined, the transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. The Russian ruble depreciated against the US dollar approximately 16.5%, 2.9% and 0.8%, respectively, in 2008, 2009 and 2010. In the first quarter of 2011, the Russian ruble appreciated against the US Dollar approximately 7%. If the ruble depreciates further against the US dollar, our revenues and operating results for 2011 or future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of March 31, 2011 was $12.7 million.

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media businesses. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009, 2010 and in the first quarter of 2011, we acquired several regional stations. While acquisitions represent an important component of our growth strategy, the integration of new businesses poses significant risks to our existing operations, including:

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

        Channel One and Rossiya were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During the first quarter of 2011, Channel One had an average audience share of 16.8%, while Rossiya's was 16.7% and NTV's was 14.6%. CTC's average audience share during the first quarter of 2011 was 7.9%. We believe that the strong audience shares of Channel One, Rossiya and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2011 we had contractual commitments for the acquisition of approximately $136.3 million in programming rights through 2011 and $99.5 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of April 28, 2011, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of April 28, 2011, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of approximately 63% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

Item 6.    Exhibits

        The Exhibit index is hereby incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: May 5, 2011
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: May 5, 2011

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002