Form 10-Q
period 2011-06-30
CTC Media, Inc.
filed 2011-08-05
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

         As of July 31, 2011, there were outstanding 157,300,070 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2010	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,565	$34,521
Short-term investments	117,457	94,969
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2010—$780; June 30, 2011—$672)	35,516	24,556
Taxes reclaimable	16,151	18,045
Prepayments	37,766	60,068
Programming rights, net	95,026	83,416
Deferred tax assets	23,228	19,565
Other current assets	911	784

TOTAL CURRENT ASSETS	385,620	335,924

PROPERTY AND EQUIPMENT, net	44,149	53,779
INTANGIBLE ASSETS, net:
Broadcasting licenses	172,469	208,800
Cable network connections	29,474	29,991
Trade names	16,956	18,417
Network affiliation agreements	4,479	3,646
Other intangible assets	3,309	3,584

Net intangible assets	226,687	264,438
GOODWILL	237,875	258,043
PROGRAMMING RIGHTS, net	75,633	108,638
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,455	6,236
PREPAYMENTS	4,703	3,240
DEFERRED TAX ASSETS	18,127	29,228
RESTRICTED CASH	—	3,377
OTHER NON-CURRENT ASSETS	1,211	440

TOTAL ASSETS	$999,460	$1,063,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	73,665	64,038
Accrued liabilities	33,603	28,577
Taxes payable	37,643	21,511
Deferred revenue	12,393	6,185
Deferred tax liabilities	9,457	11,637

TOTAL CURRENT LIABILITIES	166,761	131,948

DEFERRED TAX LIABILITIES	38,058	45,456
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2010—156,955,746; June 30, 2011—157,291,425)	1,569	1,572
Additional paid-in capital	457,521	476,169
Retained earnings	397,997	399,543
Accumulated other comprehensive income/(loss)	(64,063)	3,644
Non-controlling interest	1,617	5,011

TOTAL STOCKHOLDERS' EQUITY	794,641	885,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$999,460	$1,063,343

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
REVENUES:
Advertising	$124,912	$199,945	$241,895	$363,050
Sublicensing and own production revenue	5,316	3,597	11,255	5,459
Other revenue	271	942	549	1,515

Total operating revenues	130,499	204,484	253,699	370,024

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $2,852 and $3,286 for the three months and $5,617 and $6,480 for the six months ended June 30, 2010 and 2011, respectively; and exclusive of stock-based compensation of $2,642 and $2,407 for the three months and $5,291 and $4,436 for the six months ended June 30, 2010 and 2011, respectively)	(9,107)	(10,757)	(18,931)	(21,467)
Selling, general and administrative (exclusive of depreciation and amortization of $506 and $923 for the three months and $1,118 and $1,665 for the six months ended June 30, 2010 and 2011, respectively; and exclusive of stock-based compensation of $5,831 and $6,210 for the three months and $10,512 and $10,400 for the six months ended June 30, 2010 and 2011, respectively)	(17,200)	(43,171)	(32,777)	(80,867)
Stock-based compensation expense	(8,473)	(8,617)	(15,803)	(14,836)
Amortization of programming rights	(58,328)	(75,474)	(107,789)	(146,211)
Amortization of sublicensing rights and own production cost	(1,224)	(511)	(2,580)	(825)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(3,358)	(4,209)	(6,735)	(8,145)

Total operating expenses	(97,690)	(142,739)	(184,615)	(272,351)

OPERATING INCOME	32,809	61,745	69,084	97,673
FOREIGN CURRENCY GAINS	1,155	614	883	1,747
INTEREST INCOME	811	1,253	2,170	2,739
INTEREST EXPENSE	(217)	(163)	(909)	(263)
OTHER NON-OPERATING INCOME, net	359	247	1,983	220
EQUITY IN INCOME OF INVESTEE COMPANIES	119	190	213	367

Income before income tax	35,036	63,886	73,424	102,483

INCOME TAX EXPENSE	(13,313)	(23,597)	(25,574)	(38,501)

CONSOLIDATED NET INCOME	$21,723	$40,289	$47,850	$63,982

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(819)	$(1,821)	$(1,747)	$(2,722)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$20,904	$38,468	$46,103	$61,260

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.13	$0.24	$0.30	$0.39

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.13	$0.24	$0.30	$0.39

Weighted average common shares outstanding—basic	155,558,204	157,266,697	154,896,650	157,135,034

Weighted average common shares outstanding—diluted	155,942,834	158,164,349	155,315,572	158,087,005

Dividends declared per share	$0.07	$0.22	$0.13	$0.38

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$47,850	$63,982
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	2,946	(800)
Depreciation and amortization	6,735	8,145
Amortization of programming rights	107,789	146,211
Amortization of sublicensing rights and own production cost	2,580	825
Stock based compensation expense	15,803	14,836
Equity in income of unconsolidated investees	(213)	(367)
Foreign currency gains	(883)	(1,747)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,364)	14,284
Prepayments	(2,015)	(7,142)
Other assets	(4,524)	2,611
Accounts payable and accrued liabilities	5,740	(1,133)
Deferred revenue	4,363	(7,530)
Other liabilities	(11,439)	(16,585)
Dividends received from equity investees	—	271
Acquisition of programming and sublicensing rights	(121,650)	(177,304)

Net cash provided by operating activities	50,718	38,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(5,333)	(12,445)
Acquisitions of businesses, net of cash acquired	(12,955)	(20,935)
Proceeds from sale of businesses, net of cash disposed	2,026	—
Increase in restricted cash	—	(3,377)
Receipts from/(investments in) deposits	(64,997)	27,130

Net cash used in investing activities	(81,259)	(9,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	24,781	5,159
Repayments of loans	(28,250)	—
Decrease in restricted cash	131	—
Dividends paid to stockholders	(20,156)	(59,714)
Dividends paid to noncontrolling interest	(2,120)	(3,464)

Net cash used in financing activities	(25,614)	(58,019)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	594	4,045
Net decrease in cash and cash equivalents	(55,561)	(25,044)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,441	59,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,880	$34,521

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2011. The Company's significant accounting policies and estimates have not changed since December 31, 2010. In addition to the policies that existed at December 31, 2010 effective January 1, 2011, the Company established a revenue recognition policy for recent changes in its sales structure to account for advertising sales made directly to advertisers and their agencies under new sales arrangements with them. (See "Revenue recognition" below and Note 10).

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of June 30, 2011, the Channel 31 Group had assets (excluding intercompany assets) totaling $25,769 and liabilities (excluding intercompany liabilities) totaling $14,055. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of June 30, 2011 the amount of intercompany payables of the Channel 31 Group totaled $5,663. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totaled $760 and $638 for the three- and six- months periods ended June 30, 2011, respectively. These amounts include intercompany expenses of $196 and $377, respectively.

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

Revenue Recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, advertising services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company recognizes advertising revenues at the moment when the advertising is broadcast and net of Value Added Taxes ("VAT").

        Historically, the Company's advertising was not generally placed directly with advertisers. Video International placed the Company's advertising on an exclusive basis under agency agreements. Based on such relationships with advertisers and Video International in place prior to 2011, the Company recognized the commissions paid to Video International as an offset to revenue as opposed to an expense incurred ("net basis").

        Effective January 1, 2011, the Company terminated its agency agreements with Video International in respect of its network sales and sales from regional advertising placed by Moscow-based clients, and implemented a new structure for the sale of its advertising. The Company's own sales house now serves as the exclusive advertising sales agent for all of the Company's networks in Russia. The advertising is placed with advertisers and their agencies under direct sales arrangements with them. The Company's sales house is primarily responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the Company's regional stations, which continue to be made through Video International.

        The Company has also implemented a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to its sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services.

        Effective January 1, 2011, following this change in its sales structure, the Company recognizes Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amount billed to the advertisers under direct sales arrangements. Compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the consolidated statement of income. Advertising sales to local clients under agency agreements with Video International continue to be recognized net of agency commissions. See "Comparative figures" below and Note 10.

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

        In the six months ended June 30, 2011, the Company applied fair value measurements for its broadcasting assets and liabilities in purchase price allocations, and as part of impairment tests, using inputs of Level 3. There were no transfers between categories during the periods presented.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2010 and June 30, 2011, respectively.

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

        The Company determines the fair values calculated in impairment tests using free cash flow models involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

    in its analysis ranged from 13.5% to 18.4% in 2010 and 13.3% to 18.2% in the first half of 2011, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its analysis in 2010 and the first half of 2011 was 4%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Economic conditions in Russia and other CIS countries where the Company operates demonstrated improvements in 2010 and the first half of 2011, and the valuation model used by the Company assumes recovery from the downturn in the economy, which started in the middle of 2008, by 2012. If, however, such improvements are not sustainable or if economic instability resumes, the size of the television advertising market may decrease which, in turn, may adversely affect the fair value of the respective assets or reporting units.

  •
  Allocation of cash flows from national advertising to broadcasting licenses: Regional stations broadcast programming received by satellite from the Networks, including national advertising. Therefore, the Company's regional broadcasting licenses generate revenues for the Company at the Networks level. Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Russia. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia. The audience rating for any channel is measured based on the ratings in cities included in a panel measured by TNS. The Company's assumptions regarding the share of national revenue generated by each of its broadcasting licenses are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the system of audience measurement were to change or the weighting of the panel of cities were to change in a manner that increased the weight in areas where the Company does not have coverage, it could impact the fair value of our reporting units and broadcasting licenses by lowering the Company's ratings.

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

  Impairment reviews during 2010 and first half of 2011

        In the fourth quarter of 2010 and first half of 2011, the Company performed its impairment review, which did not result in any impairment charges.

        The DTV Network reporting unit and DTV broadcasting umbrella license were the most sensitive to changes in the assumptions described above. In the 2010 and first half of 2011 impairment review, the Company concluded that the fair values of the DTV reporting unit and broadcasting license exceeded their carrying values. The level of advertising revenues that the Company earns is directly tied to its audience shares and ratings. During the first half of 2011, the audience share of DTV channel was below the first half of 2010 and the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. In the second quarter of 2011, the Company performed impairment review for DTV Network reporting unit and the DTV umbrella broadcasting license, which did not result in any impairment charges. Due to the revision of forecasted operating results in response to decreased audience share, the excess of fair values over carrying values of the DTV reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 21% and 14%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests. As of June 30, 2011, the DTV Network reporting unit had $146,976 of goodwill, and $61,514 attributed to the broadcasting umbrella license.

        As part of its ongoing strategic review of the positioning of our DTV channel, the Company's management is considering various options including potential changes to that channel's brand identity. If the Company were to implement any such changes, it may write off part or all of the value recorded

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

on its balance sheet in respect of the DTV's trade name. At June 30, 2011, carrying value of the DTV's trade name comprised $12,432.

        If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV reporting unit and/or its broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the forecasted audience share of the DTV channel. If the DTV forecasted audience share were lower by 10%, the Company would have recognized impairment charge in respect of its broadcasting umbrella license of approximately $15,600.

        In addition, the Company's estimate of the total advertising market is highly depending on the macroeconomic environment. The Company applied a hypothetical 10% decrease to the television advertising market forecast. If television advertising market forecast were lower by 10%, the Company would have recognized impairment charge in respect of its broadcasting umbrella license of approximately $18,600.

        Although management considered all current information in the impairment reviews, any future changes in events or circumstances, such as changes in the economy, the planned transition to digital broadcasting, further decreases in audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment charges in future periods.

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of 90 days or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments.

        As of December 31, 2010 and June 30, 2011, the Company held cash and deposits with a maturity of 90 days and less of $57,452 and $30,308, respectively, in Russian banks, including subsidiaries of foreign banks.

        In addition, the Company had deposits with a maturity of more than 90 days in the amount of $117,457 and $94,969 in Russian banks as of December 31, 2010 and June 30, 2011, respectively. As of June 30, 2011, the amount of deposits included ruble-denominated deposits of $79,325, bearing interest ranging from 2.8% to 5.5%, and US dollar-denominated deposits of $15,644, bearing interest ranging from 2.1% to 2.75%. Management periodically reviews the creditworthiness of the banks in which it holds its cash.

Restricted cash

        As of June 30, 2011, $3,377 included in non-current assets was restricted for use in accordance with bank guarantee provided for acquisition of remaining 44.5% stake in three television stations in Samara region.

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

        If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require it to enter into any netting agreements or collateral from customers.

Comparative Figures

        In 2010, the Company recognized advertising revenues net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. Starting from January 1, 2011, the Company no longer pays sales commissions to Video International following implementation of a new model of cooperation with Video International at the Network level and at Television Station Groups in respect of Moscow-based clients. Under the terms of the new agreement, the Company pays Video International fees for the use of its advertising software package and for services rendered such as maintenance of the software package, technical support, consulting along with integration of the software and Russian advertising market analytical services. Such compensation payable to Video International from January 1, 2011 is included in selling, general and administrative expenses in the consolidated statement of income. In the three months ended June 30, 2011, the amount of such compensation expense included in selling, general and administrative expenses was $22,237, compared with Video International commission fees of $17,548 recorded as a deduction to advertising revenue in the three months ending June 30, 2010. In the six months ended June 30, 2011, the amount of such compensation expense included in selling, general and administrative expenses was $40,327, compared with Video International commission fees of $33,850 recorded as a deduction to advertising revenue in the six months ending June 30, 2010. See "Revenue Recognition" above and Note 10.

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

        In April 2010, the FASB issued ASU 2010-13, an amendment to its stock-based compensation guidance to clarify that employee stock options that have exercise prices denominated in the currency of any market in which a substantial portion of the entity's equity securities trade should be classified as equity, assuming all other criteria for equity classification are met (EITF Issue 09-J; ASC 718, Compensation—Stock Compensation). The amendment is effective for fiscal years, and interim periods

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

within those fiscal years, beginning on or after December 15, 2010. The adoption of this amendment did not have an impact on the Company's financial statements.

        In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. This amendment will be applied prospectively to material business combinations that have an acquisition date on or after January 1, 2011.

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

        In May 2011, the FASB issued ASU 2011-04, the amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments represent clarifications of ASC 820, Fair Value Measurement, but also include some changes in particular principles and requirements for measuring fair value or disclosing information about fair value measurements. The amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests issued as consideration in a business combination. The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Company does not expect the adoption of the amendments to have a material impact on on the Company's financial statements.

        In June 2011, the FASB issued ASU 2011-05, the amendments to ASC 220, Comprehensive Income. Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on on the Company's financial statements.

3.     NET INCOME PER SHARE

        Basic net income per share for the three and six months ended June, 2010 and 2011 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 7,753,474 and 4,385,592 for the three months ended June 30, 2010 and 2011, respectively, and 7,753,474 and 4,385,592 for the six months ended June 30, 2010 and 2011, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income attributable to CTC Media, Inc. stockholders	$20,904	$38,468	$46,103	$61,260

Weighted average common shares outstanding—basic
Common stock	155,558,204	157,266,697	154,896,650	157,135,034
Dilutive effect of:
Common stock options	384,630	897,652	418,922	951,971

Weighted average common shares outstanding—diluted	155,942,834	158,164,349	155,315,572	158,087,005
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.13	$0.24	$0.30	$0.39
Diluted	$0.13	$0.24	$0.30	$0.39

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2010 and 2011 was net income attributable to CTC Media, Inc. stockholders.

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

        In April 2011, the Company acquired a 55.5% interest in three television stations in Samara region for total cash consideration of $4,244. The Company assigned $8,290 to the broadcasting licenses, and $2,951 to noncontrolling interest. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. The Company also signed binding offer to acquire remaining 44.5% stake in three television stations in Samara region for approximately $3,400.

        In May 2011, the Company acquired a 67% interest in a television station in Omsk for total cash consideration of $1,684. The Company assigned $3,416 to the broadcasting license, and $902 to noncontrolling interest. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        In June 2011, the Company acquired a 100% interest in two television stations in Orenburg for total cash consideration of $4,612. The Company assigned $4,898 to the broadcasting licenses, and $628 to goodwill. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        The Company's financial statements reflect a preliminary allocation of the purchase prices based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2010 and June 30, 2011 comprise the following:

	December 31, 2010	June 30, 2011
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$88,828	$105,491
Accumulated amortization	(70,266)	(93,437)

Released, net book value	18,562	12,054

Completed and not released	3,356	10,068
In production	460	1,756

Total	22,378	23,878

Acquired rights:
Historical cost	487,947	569,337
Accumulated amortization	(339,666)	(401,161)

Net book value	148,281	168,176

Total programming rights	$170,659	$192,054

Current portion	$95,026	$83,416

Non-current portion	$75,633	$108,638

        The Company expects to amortize approximately $19,962 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending June 30, 2012. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2011.

        The Company recognized impairment charges on programming rights of $5,729 and $8,216 for the three months ended June 30, 2010 and 2011, respectively, and $8,826 and $16,852 during the six months ended June 30, 2010 and 2011, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2010 and June 30, 2011 comprise the following:

	December 31, 2010		June 30, 2011
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$172,469	$—	$208,800	$—
Trade names	16,956	—	18,417	—
Cable network connections	42,245	(12,771)	47,031	(17,040)
Network affiliation agreements	20,762	(16,283)	16,883	(13,237)
Other intangible assets	5,994	(2,685)	6,973	(3,389)

Total	$258,426	$(31,739)	$298,104	$(33,666)

        Amortization expense was $2,023 and $2,510 for the three months ended June 30, 2010 and 2011, respectively. Amortization expense was $4,040 and $4,867 for the six months ended June 30, 2010 and 2011, respectively.

7.     GOODWILL

        Goodwill as of December 31, 2010 and June 30, 2011 comprises the following:

	Balance December 31, 2010	Goodwill acquired	Foreign currency translation adjustment	Balance June 30, 2011
CTC Network	$41,380	628	$3,539	$45,547
Domashny Network	17,002	—	1,454	18,456
DTV Network	135,397	—	11,579	146,976
CTC Television Station Group	2,089	—	177	2,266
Domashny Television Station Group	9,832	—	842	10,674
CIS Group	99	—	2	101
Production Group	32,076	—	1,947	34,023

Total	$237,875	$628	$19,540	$258,043

        The Company has accumulated impairment losses against goodwill totalling $58,189 at each balance sheet date presented related entirely to the CIS segment. These impairment losses were recorded in 2008 as a result of annual impairment tests. See also Note 10.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2010 and 2011:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	47,850	46,103	1,747
Other comprehensive income (loss)	(21,811)	(21,830)	19

Comprehensive income	$26,039	$24,273	$1,766

Share capital	16	16	—
Additional paid-in capital	38,133	38,133	—
Dividends declared	(22,142)	(20,157)	(1,985)

Stockholders' equity, June 30, 2010	$705,870	$705,039	$831

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	63,982	61,260	2,722
Other comprehensive income	67,989	67,707	282

Comprehensive income	$131,971	$128,967	$3,004

Share capital	3	3	—
Additional paid-in capital	18,648	18,648	—
Acquisition of non-controlling interest	3,854	—	3,854

Dividends declared	(63,178)	(59,714)	(3,464)

Stockholders' equity, June 30, 2011	$885,939	$880,928	$5,011

        Other comprehensive income consists entirely of currency translation adjustments for the six months ended June 30, 2010 and 2011. The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings (Note 9).

        During the first six months of 2011, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 16, 2011	$0.16	$25,115	March 1, 2011	March 28 and 29, 2011
April 28, 2011	$0.22	$34,599	June 1, 2011	June 29, 2011

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

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the six months ended June 30, 2011:

Options
Risk free interest rate	0.29-2.37%
Expected option life (years)	1.0-5.0
Expected dividend yield	2.87%-3.49%
Volatility factor	73.5-94.3%
Weighted-average grant date fair value (per share)	$13.14

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the six months ended June 30, 2011:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2010	7,426,499	$16.78	3,192,483	14.00

Granted	933,125	18.88	512,500	14.00
Exercised	(335,681)	15.37	(213,406)	14.00
Forfeited	(118,646)	16.45	(69,688)	14.00
Expired	(73,125)	15.21	—	—

Outstanding as of June 30, 2011	7,832,172	17.04	3,421,889	14.00

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2010	4,204,468	$10.97	2,276,667	$2.80
Granted	933,125	12.30	512,500	2.80
Vested	(1,311,940)	11.50	(613,958)	2.80
Forfeited	(118,646)	9.91	(69,688)	2.80

Nonvested as of June 30, 2011	3,707,007	11.28	2,105,521	2.80

        As of June 30, 2011, the total compensation cost related to unvested granted awards not yet recognized of $28,876 is to be recognized over a weighted average period of 2.67 years.

10.   COMMITMENTS AND CONTINGENCIES

Operating environment

        Russia and Kazakhstan continue to implement economic reforms and to develop the legal, tax and regulatory frameworks to support a market economy. The future stability of the Russian and Kazakh economies is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by their governments.

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. In the first half of 2011, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the global financial crisis. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

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

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces the exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars.

        In the first half of 2011, the Russian ruble appreciated against the US dollar by 9%, and was on average 5% higher than the average value of the Russian ruble compared to the US dollar during the same period of 2010. In 2009 and 2010, the Russian ruble depreciated approximately 3% and 1%, respectively, against the US dollar.

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

        As a result of an amendment to the Russian advertising law that became effective from January 1, 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International controlled more than 35% of the Russian television advertising market before 2011. In order to bring the Company's cooperation with Video International into compliance with the new legislation, it terminated its agency agreements with Video International in respect of the Networks and Television Station Groups for Moscow-based clients effective December 31, 2010, and implemented a new structure for the sale of its advertising.

        Starting January 1, 2011, the Company's own sales house serves as the exclusive advertising sales agent responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the regional stations, which continue to be made through Video International.

        The Company has also implemented a new model of cooperation with Video International. Under the terms of this agreement, the Company pays Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

The aggregate amount of compensation payable is calculated on the basis of the Company's Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising). The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis. In the three months ended June 30, 2011, the amount of compensation expense related to services provided by Video International was $22,237, compared with agency commission fees of $17,548 paid to Video International in respect of national and regional advertising from Moscow-based clients in the three months ending June 30, 2010. In the six months ended June 30, 2011, the amount of compensation expense related to services provided by Video International was $40,327, compared with agency commission fees of $33,850 paid to Video International in respect of national and regional advertising from Moscow-based clients in the six months ending June 30, 2010.

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

        In Kazakhstan, the Company has an agreement with Video International for the placement of advertising on Channel 31 that expires in 2015. The Channel 31 agreement may be terminated upon 180 days' notice by either party.

        The Company may be unsuccessful, especially in the short-term, in transitioning to a new system of advertising sales that produces the same advertising volumes and revenues, at the same margins, as it has enjoyed historically.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, which have indefinite lives and represent a significant portion of the Company's total assets. Assets with indefinite useful lives are not subject to amortization but are tested for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

of factors which could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business. See also Note 2.

        The Company considers all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, further decreases in the Company's audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment losses that could have an adverse impact on its net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. The transition to digital broadcasting also could adversely impact the Company's operations or the value of its broadcasting licenses and goodwill.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of June 30, 2011, such commitments amounted to $235,112 (at the US dollar/ruble exchange rate as of June 30, 2011). The Company is obligated to pay $108,979, $74,302 and $51,831 in 2011, 2012 and 2013, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of June 30, 2011, these commitments amounted to $700 (at the US dollar/ruble exchange rate as of June 30, 2011), all of which is payable in 2011.

        The Company also has commitments to purchase transmission and satellite services. As of June 30, 2011, these commitments amounted to $86,404 (at the US dollar/ruble exchange rate as of June 30, 2011), of which $7,946, $17,330, $18,890, $20,403 and $21,834 are payable in the years from 2011 to 2015, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

        Also, the Company has commitments for cable connections to secure the right of its stations to be connected by cable to additional households. As of June 30, 2011, these commitments amounted to $11,282 (at the US dollar/ruble exchange rate as of June 30, 2011), of which $2,909, $1,733, $1,733, $1,733 and $3,173 are payable in the years from 2011 to 2015, respectively.

        In addition, in October 2010 the Company signed an agreement to upgrade its broadcasting equipment at cost of $16,320, of which the outstanding amount to be paid in 2011 amounts to $378.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        On December 30, 2010, a Company entered into definitive lease agreements in respect of new headquarters facilities in Moscow. These definitive leases have retroactive effect from November 17, 2010. Pursuant to the lease agreements, the Company is leasing an aggregate of 7,000 square meters of office space in an office building in central Moscow. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.481 per square meter per annum (at the exchange rate as of June 30, 2011), for a total of approximately $3,367 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 will be approximately $0.456 per square meter per annum (at the exchange rate as of June 30, 2011), thus the total amount of the rent for the first year will be approximately $3,192.

        On April 4, 2011, the Company entered into definitive lease agreements in respect of additional space of 2,365 square meters in these headquarters. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.534 per square meter per annum (at the exchange rate as of June 30, 2011), for a total of approximately $1,263 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting April 4, 2011 ending April 3, 2012 will be approximately $0.356 per square meter per annum (at the exchange rate as of June 30, 2011), thus the total amount of the rent for the first year will be approximately $842.

        In addition to the lease payments described above, the Company is also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services, in total amount of $640.

Income Taxes

        As of December 31, 2010 and June 30, 2011, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,280 and $5,301, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,464 and $3,491, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,187 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $193 of the total $2,187 potential increase could occur within twelve months from June 30, 2011. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of Soho Media, DTV Network, Domashny Network and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term was $2,400 as of June 30, 2011.

        The tax years ended December 31, 2008, 2009 and 2010 and the six months ended June 30, 2011 remain subject to examination by the Russian and US tax authorities. The tax years ended

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

December 31, 2006 through 2010 and the six months ended June 30, 2011 remain subject to examination by the Kazakh tax authorities.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2010 and June 30, 2011. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2010 and June 30, 2011, the Company included accruals for contingencies related to non-income taxes totaling $5,023 and $4,941, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,589 and $3,617, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2011, management estimates such contingencies related to non-income taxes to be up to approximately $650.

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

Broadcast Licenses

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years. Pursuant to a new legislation that will come into force in November 2011, the term of broadcast licenses will be extended to ten years, and new licenses will cover both digital and analog broadcasting.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure the compliance of their programming with the declared genres of the channel and to maintain a required balance in a volume-genre ratio of broadcasted materials, both prescribed in the license. Until recently, the broadcasting licenses of the Company's independent affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast.

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

        Certain of the Company's regional subsidiaries have had, and some continue to have, negative equity as reported in their Russian statutory financial statements. Management believes that the risk of the initiation of statutory liquidation procedures or other material adverse actions is remote. However, if such actions were taken, it could have a material adverse effect on the Company's results of operations, financial position and operating plans.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   SEGMENT INFORMATION

	Three months ended June 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$81,256	$224	$31,012	$723,763	$(291)	$(42,074)	$(1,252)
Domashny Network	15,919	—	3,518	50,098	(212)	(8,817)	—
DTV Network	9,940	—	(1,970)	170,867	(676)	(7,948)	—
CTC Television Station Group	16,594	417	11,606	114,889	(559)	(75)	—
Domashny Television Station Group	2,577	537	934	46,590	(346)	(1)	—
DTV Television Station Group	973	2	(1,547)	94,294	(1,008)	—	—
CIS Group	2,872	—	(587)	20,705	(146)	(1,787)	—
Production Group	265	9,341	582	40,243	(43)	—	(7,993)
Business segment results	$130,396	$10,521	$43,548	$1,261,449	$(3,281)	$(60,702)	$(9,245)

Eliminations and other	103	(10,521)	(10,739)	(399,652)	(77)	2,374	8,021
Consolidated results	$130,499	$—	$32,809	$861,797	$(3,358)	$(58,328)	$(1,224)

	Three months ended June 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$127,829	$125	$48,081	$812,214	$(693)	$(53,302)	$(506)
Domashny Network	24,320	2	4,146	68,492	(251)	(12,375)	—
DTV Network	15,905	—	780	195,568	(773)	(9,561)	—
CTC Television Station Group	25,360	471	17,970	102,604	(538)	(90)	—
Domashny Television Station Group	4,063	941	1,680	57,976	(455)	(2)	—
DTV Television Station Group	1,827	249	(1,324)	135,418	(1,268)	(1)	—
CIS Group	4,813	—	1,340	26,538	(120)	(1,855)	—
Production Group	44	10,595	248	50,165	(12)	(46)	(9,715)
Business segment results	$204,161	$12,383	$72,921	$1,448,975	$(4,110)	$(77,232)	$(10,221)

Eliminations and other	323	(12,383)	(11,176)	(385,632)	(99)	1,758	9,710
Consolidated results	$204,484	$—	$61,745	$1,063,343	$(4,209)	$(75,474)	$(511)

	Six months ended June 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$163,895	$844	$70,495	$723,763	$(576)	$(78,676)	$(2,316)
Domashny Network	29,351	50	6,329	50,098	(419)	(15,639)	—
DTV Network	19,824	11	(1,687)	170,867	(1,367)	(13,980)	(203)
CTC Television Station Group	28,722	800	18,941	114,889	(1,134)	(153)	—
Domashny Television Station Group	4,258	1,047	935	46,590	(718)	(2)	—
DTV Television Station Group	1,647	12	(3,005)	94,294	(1,979)	(2)	—
CIS Group	5,137	20	(1,482)	20,705	(297)	(3,352)	—
Production Group	659	16,564	318	40,243	(81)	—	(14,320)
Business segment results	$253,493	$19,348	$90,844	$1,261,449	$(6,571)	$(111,804)	$(16,839)

Eliminations and other	206	(19,348)	(21,760)	(399,652)	(164)	4,015	14,259
Consolidated results	$253,699	$—	$69,084	$861,797	$(6,735)	$(107,789)	$(2,580)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Six months ended June 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own production cost
CTC Network	$236,121	$256	$81,116	$812,214	$(1,264)	$(105,912)	$(932)
Domashny Network	44,068	5	7,304	68,492	(475)	(22,289)	—
DTV Network	28,576	—	345	195,568	(1,517)	(17,674)	—
CTC Television Station Group	43,219	939	28,686	102,604	(1,089)	(176)	—
Domashny Television Station Group	6,692	1,651	2,119	57,976	(882)	(2)	—
DTV Television Station Group	2,881	632	(3,074)	135,418	(2,432)	(2)	—
CIS Group	7,892	—	981	26,538	(272)	(3,705)	—
Production Group	66	12,807	(306)	50,165	(36)	(46)	(11,463)
Business segment results	$369,515	$16,290	$117,171	$1,448,975	$(7,967)	$(149,806)	$(12,395)

Eliminations and other	509	(16,290)	(19,498)	(385,632)	(178)	3,595	11,570
Consolidated results	$370,024	$—	$97,673	$1,063,343	$(8,145)	$(146,211)	$(825)

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

12. SUBSEQUENT EVENTS

        On July 28, 2011, the Company's board of directors declared a dividend of $0.22 per outstanding share of common stock, to shareholders of record as of September 1, 2011, which will be paid on or about October 30, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2010 and 2011. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 1, 2011 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is currently 6-54 year-old viewers. CTC's technical penetration is 93.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home", Network is currently targeted principally at 25-60 year-old women. Domashny's technical penetration is 81.6% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  DTV Network's target audience is currently 25-54 year-old viewers. DTV's technical penetration is 72.5% with its signal covering approximately 60 million people in Russia.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and DTV Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and DTV Television Station Group manage 54, 44 and 43 owned-and-operated stations and repeater transmitters, respectively. Our Television Station Groups provide 56.7% technical penetration for the CTC Network (or 60.5% of its total penetration of 93.7%); 43.4% technical penetration for the Domashny Network (or 53.2% of its total penetration of 81.6%); and 35.9% technical penetration for the DTV Network (or 49.5% of its total penetration of 72.5%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

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

  CIS Group

  •
  CIS Group.  We operate the Channel 31 network, a Kazakh television broadcaster. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations and repeater transmitters. We also operate a broadcaster in Moldova.

  Production Group

  •
  Production Group.  Our Production Group comprises our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks.

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. Our results of operations are also affected by the value of the Russian ruble compared to the US dollar.

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

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. We also continue to explore opportunities to further expand our presence in the local advertising market, principally through the careful expansion of our owned-and-operated television stations in major cities, new cable connections and agreements with independent affiliates. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

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

        As a result of an amendment to the Russian advertising law that became effective in 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International historically controlled more than 35% of the Russian television advertising market. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated our agency agreements with Video International in respect of the Networks and Television Station Groups (for Moscow-based clients), effective December 31, 2010, and have implemented a new structure for the sale of our advertising going forward, as described below.

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

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; Domashny's advertising has generally been placed on the basis of our ratings in Domashny's current target audience, 25-60 year-old women; and DTV's advertising has generally been placed on the basis of our ratings in DTV's current target audience, 25-54 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Television advertising sales vary over the course of the year. As a result of seasonal trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2010, approximately 36% of our total annual advertising revenues was generated in the fourth quarter.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares.

Our Agreements with Video International

        Historically, we had several agency agreements with Video International for the placement of advertising on each of our Russian networks and each of our Russian Television Station Groups. An amendment to the Russian advertising law that became effective from January 1, 2011, prohibits us from entering into agreements with an advertising sales house that controls more than 35% of the Russian television advertising market, such as Video International. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated all of our agency agreements with Video International, effective December 31, 2010, and have implemented a new structure for the sale of our advertising going forward.

        Effective January 1, 2011 our sales house has licensed Video International's proprietary advertising software package (including modules such as Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator). In addition, the Video International group provides a number of supporting services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International provides detailed analysis of the Russian television market, including audience share and advertising market dynamics.

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

        The current agreement has a five-year term, running through the end of 2015, and may be unilaterally terminated by either party effective January 1st of any year during the term without penalty, provided that such party provides written notice of termination not later than 180 days before such date. In addition, we have the exclusive right to terminate the agreement unilaterally under certain defined circumstances in the event that our advertising sales under-perform the overall Russian television advertising market by specified margins. In the event of termination on such grounds, the parties have also agreed on an option to seek to negotiate an amendment to the financial terms of the agreement should they desire to continue their cooperation. In any other case of early termination, the terminating party will be required to pay to the other party compensation in an amount approximately equal to the aggregate fees payable under this agreement in respect of the six calendar months prior to such termination.

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

Lease Agreements

        We are party to two lease agreements in respect to our new headquarters facilities in Moscow, effective November 17, 2010. These two lease agreements cover separate floors in the building, and contain identical terms, other than with respect to the premises covered and the applicable aggregate lease and other payments. Pursuant to these two lease agreements we are leasing an aggregate of 7,000 square meters of office space in central Moscow. The lease agreements have 10-year initial terms and we have the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $481 per square meter per annum (at the exchange rate as of June 30, 2011), for a total of approximately $3.4 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 is approximately $456 per square meter per annum (at the exchange rate as of June 30, 2011), thus the total amount of the rent for the first year will be approximately $3.2 million. In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the respective lease agreement. Under the terms of these lease agreements, we concluded a maintenance services agreement with the building management company, at an aggregate annual rate of approximately $0.3 million, exclusive of VAT, for each of the first three years; such amount does not include utilities. After the third anniversary of the maintenance service agreement, the parties have the right to renegotiate maintenance prices. We have an expansion option and a right of first offer on any additional space that becomes available in the building at the then-current market rent.

        On April 4, 2011, we entered into definitive lease agreements in respect of an additional 2,365 square meters of office space in our headquarters buildings. The lease agreement has 10-year initial term and we have the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $534 per square meter per annum (at the exchange rate as of June 30, 2011), for a total of approximately $1.3 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease starting April 4, 2011 ending April 3, 2012 will be approximately $356 per square meter per annum (at the exchange rate as of June 30, 2011), thus the total amount of the rent for the first year will be approximately $0.8 million. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the lease. In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services.

Recent Acquisitions and Disposals

        During the six months ended June 30, 2011, we completed acquisition of 100% stakes in three regional television stations in Tomsk and Orenburg for total cash consideration of $9.1 million. In addition, we acquired 55.5% in three television stations in Samara region for $4.2 million, and 67% in a television station broadcasting in Omsk, for $1.7 million. We also signed a binding offer to acquire the remaining 44.5% stake in three television stations in Samara region for $3.4 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. In addition to the policies that existed at December 31, 2010, effective January 1, 2011, we established a revenue recognition policy to reflect recent changes in our sales structure to account for advertising sales made directly to advertisers and their agencies under sales arrangements with them. See"—Revenue recognition" below. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Revenue recognition—Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. An allowance for doubtful accounts is maintained for estimated losses resulting from our customers' inability to make payments. We recognize advertising revenues at the moment when the advertising is broadcast and net of Value Added Taxes ("VAT").

        Prior to 2011, Video International placed our advertising on an exclusive basis under the agency agreements and the sales commission paid by us to Video International was recorded as an offset to revenue ("net basis").

        Effective January 1, 2011, we terminated our agency agreements with Video International in respect of our network sales and sales from regional advertising placed by Moscow-based clients, and implemented a new structure for the sale of our advertising. Our own sales house now serves as the exclusive advertising sales agent for all of our networks in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. We have also implemented a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Our sales house is primarily responsible for all of national and regional advertising sales, with the exception of advertising sales to local clients of regional stations, which continue to be made through Video International. See "—Television Advertising Sales", "—Our Agreements with Video International" above and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" fundamentally have changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations."

        Effective January 1, 2011, following this change in our sales structure and our contractual relationship with Video International, we recognize our Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in our consolidated statement of income.

Advertising sales to local clients of our regional stations under our agency agreements with Video International continue to be recognized net of agency commissions.

        Sublicensing, own production and other revenue primarily represent revenue we earn from sublicensing our rights to programming and from licensing of internally-produced programming. Sublicensing and own production revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

Accounts Receivable and Allowance for Doubtful Accounts

        We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record a specific allowance against amounts due, and thereby, reduce the net recognized receivable to the amount we believe will be collected. In addition to the allowance for specific doubtful accounts, we apply specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectibility of accounts receivables.

Goodwill and Indefinite-Lived Intangible Assets Impairment tests

        We evaluate goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important that could trigger an impairment review are under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each of our businesses can have a significant impact on our reported results and financial condition.

        During the first half of 2011, the audience share of DTV channel was below the first half of 2010 and the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. In the first and second quarters of 2011, we performed impairment review for the DTV Network reporting unit and the DTV umbrella broadcasting license, which did not result in any impairment charges.

        As part of its ongoing strategic review of the positioning of our DTV channel, our management is considering various options including potential changes to that channel's brand identity. If we were to implement any such changes, we may write off part or all of the value recorded on our balance sheet in respect of the DTV's trade name. At June 30, 2011, carrying value of the DTV's trade name comprised $12.4 million.

        If DTV's audience share were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV reporting unit and/or broadcasting license. In order to evaluate the sensitivity of the fair value calculations on our impairment analysis, we applied a hypothetical 10% decrease to the forecasted audience share of the DTV channel. If DTV's forecasted audience share were lower by 10%, we would have recognized an impairment charge of our broadcasting umbrella license of approximately $15.6 million. In addition, our estimate of the total advertising market is highly depending on the macroeconomic environment. If television advertising market forecast were lower by 10%, we would have recognized an impairment charge of our broadcasting umbrella license of approximately $18.6 million. See also "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment tests."

        We consider all current information in determining the need for or calculating the amount of any impairment charges, however, future changes in events or circumstances, such as changes in the economy, the transition to digital broadcasting, decreases in our audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

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

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
REVENUES:
Advertising	95.7%	97.8%	95.3%	98.1%
Sublicensing and own production	4.1	1.8	4.5	1.5
Other revenue	0.2	0.4	0.2	0.4

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(7.0)	(5.3)	(7.5)	(5.8)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(13.2)	(21.1)	(12.9)	(21.9)
Stock based compensation	(6.5)	(4.2)	(6.2)	(4.0)
Amortization of programming rights	(44.7)	(36.9)	(42.5)	(39.5)
Amortization of sublicensing rights and own production cost	(0.9)	(0.2)	(1.0)	(0.2)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.6)	(2.1)	(2.7)	(2.2)

Total operating expenses	(74.9)	(69.8)	(72.8)	(73.6)

Operating income	25.1	30.2	27.2	26.4
Foreign currency gains	0.9	0.3	0.3	0.5
Interest income	0.6	0.6	0.9	0.7
Interest expense	(0.2)	(0.1)	(0.4)	(0.1)
Other non-operating income, net	0.3	0.1	0.8	0.1
Equity in income of investee companies	0.1	0.1	0.1	0.1

Income before income tax	26.8	31.2	28.9	27.7

Income tax expense	(10.2)	(11.5)	(10.1)	(10.4)

Consolidated net income	16.6	19.7	18.8	17.3

Income attributable to noncontrolling interest	(0.6)	(0.9)	(0.7)	(0.7)

Net income attributable to CTC Media, Inc. stockholders	16.0%	18.8%	18.1%	16.6%

        Our advertising revenues for the three- and six- month periods ended June 30, 2010 are presented net of agency commissions payable to Video International under the agency agreements that were in place prior to 2011. Effective 2011, following a change in our sales structure and our contractual relationships with Video International, we no longer pay agency commissions to Video International in respect of national advertising and local advertising to Moscow-based clients. Under the terms of our current agreements we license Video International's proprietary advertising software package. In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. The compensation fees payable to Video international for use of advertising software, related maintenance and analytical support and consulting services are included in our selling, general and administrative expenses. See "—Critical accounting policies" above. The effect of such change in presentation of fees payable to Video International results in an increase in the amounts of both our advertising revenues and selling, general and administrative expense at our Networks and Station Groups as compared to previous periods. When comparing the three months ended June 30, 2010 and 2011, such increase amounted to $17.5 million, including $11.4 million, $2.2 million, $1.3 million, $2.2 million, $0.3 million and $0.1 million in CTC, Domashny and DTV Networks, and CTC, Domashny and DTV Station Groups, respectively. When comparing the six months ended June 30, 2010 and 2011, such increase amounted to $33.9 million, including $22.9 million, $4.0 million, $2.4 million, $3.8 million, $0.6 million and $0.2 million in CTC, Domasny and DTV Networks, and CTC, Domashny and DTV Station Groups, respectively.

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2010 and 2011

  Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$81,480	$127,954	$164,739	$236,377
Change period-to-period	—	57.0%	—	43.5%
Domashny Network	15,919	24,322	29,401	44,073
Change period-to-period	—	52.8%	—	49.9%
DTV Network	9,940	15,905	19,835	28,576
Change period-to-period	—	60.0%	—	44.1%
CTC Television Station Group	17,011	25,831	29,522	44,158
Change period-to-period	—	51.8%	—	49.6%
Domashny Television Station Group	3,114	5,004	5,305	8,343
Change period-to-period	—	60.7%	—	57.3%
DTV Television Group	975	2,076	1,659	3,513
Change period-to-period	—	112.9%	—	111.8%
CIS Group	2,872	4,813	5,157	7,892
Change period-to-period	—	67.6%	—	53.0%
Production Group	9,606	10,639	17,223	12,873
Change period-to-period	—	10.8%	—	(25.3)%
Eliminations and other	(10,418)	(12,060)	(19,142)	(15,781)

Total	$130,499	$204,484	$253,699	$370,024

Change period-to-period	—	56.7%	—	45.9%

        Our advertising revenues for the three and six months ended June 30, 2010 are presented net of agency commissions paid to Video International. Effective 2011, due to the change in our sale structure and in our contractual relationships with Video International described above, we present our Russian advertising revenues, except for the regional advertising revenues from local clients, gross of compensation payable to Video International. See "—Critical accounting policies—Revenue recognition" above. When comparing the three and six months ended June 30, 2010 and 2011, our total operating revenues increased by 56.7% and 45.9%, respectively, of which an increase of 18.6% and 17.2%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating revenues increased by 38.1% and 28.7%, respectively, in these periods. Such increase primarily reflects the continued growth of the Russian television advertising market resulting in higher advertising rates.

  Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$76,065	$124,171	$153,695	$230,634
Change period-to-period	—	63.2%	—	50.1%
Domashny Network	15,867	24,258	29,282	43,987
Change period-to-period	—	52.9%	—	50.2%
DTV Network	9,936	15,904	19,295	28,556
Change period-to-period	—	60.1%	—	48.0%
CTC Television Station Group	16,552	25,227	28,639	42,984
Change period-to-period	—	52.4%	—	50.1%
Domashny Television Station Group	2,519	3,984	4,124	6,560
Change period-to-period	—	58.2%	—	59.1%
DTV Television Group	971	1,767	1,643	2,819
Change period-to-period	—	82.0%	—	71.6%
CIS Group	2,903	4,637	5,110	7,510
Change period-to-period	—	59.7%	—	47.0%
Production Group	269	29	344	42
Change period-to-period	—	(89.2)%	—	(87.8)%
Eliminations and other	(170)	(32)	(237)	(42)

Total	$124,912	$199,945	$241,895	$363,050

Change period-to-period	—	60.1%	—	50.1%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT. In 2010, our advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure and in our contractual relationships with Video International, our advertising revenues are presented gross of compensations payable to Video International. See—"Critical accounting policies—Revenue recognition" above. Our advertising revenue increased by 60.1% and 50.1%, respectively, when comparing the three-and six-month periods under review, of which increases of 19.7% and 18.4%, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by 40.4% and 31.7%, respectively, when comparing the three- and six-month periods under review.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We generally place the CTC Network's advertising on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; we generally place the Domashny Network's current advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and we generally place the DTV Network's advertising on the basis of our ratings in DTV's current target audience, 25-54 year-old viewers. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    CTC Network's advertising revenue increased by 63.2% and 50.1%, respectively, when comparing the three- and six-month periods under review, of which an increase of 21.2% and 19.5%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Network's advertising revenues increased by 42.0% and 30.6%, respectively, during the three- and six-month periods under review, mainly due to increases in advertising prices, partially offset by decreased audience share. The average target audience share of the CTC Network decreased from 11.5% to 11.1%, when comparing the three months ended June 30, 2010 and 2011, and decreased from 12.1% to 11.1%, when comparing the six months ended June 30, 2010 and 2011. The average overall audience share of the CTC Network decreased from 8.4% to 8.0%, when comparing the three months ended June 30, 2010 and 2011, and decreased from 8.7% to 7.9%, when comparing the six months ended June 30, 2010 and 2011. The decrease in audience share was primarily the result of the later timing of the launch of the Network's main 2011 spring season premieres compared to 2010, increased competition and the relative underperformance of certain of our programming.

        Domashny Network.    Domashny Network's advertising revenue increased by 52.9% and 50.2%, respectively, when comparing the three- and six-month periods under review, of which an increase of 18.4% and 18.0%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Network's advertising revenues increased by 34.5% and 32.2%, respectively, during the three- and six-month periods under review, principally due to increases in advertising prices, partially offset by decreased audience share. The average target audience share of the Domashny Network decreased from 3.5% to 3.1%, when comparing the three months ended June 30, 2010 and 2011, and from 3.2% to 3.0%, when comparing the six months ended June 30, 2010 and 2011. The average overall audience share of the Domashny Network decreased from 2.5% to 2.3%, when comparing the three months ended June 30, 2010 and 2011, and from 2.3% to 2.2%, when comparing the six months ended June 30, 2010 and 2011. The decrease in audience share over the periods under review was the result of increased competition.

        DTV Network.    DTV Network's advertising revenue increased by 60.1% and 48.0%, respectively, when comparing the three- and six-month periods under review, of which an increase of 18.3% and 16.4%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Network's advertising revenues increased by 41.8% and 31.6%, respectively, during the three- and six-month periods under review, principally due to increases in advertising prices. The average target audience share of the DTV Network remained flat at 2.1% when comparing the three months ended June 30, 2010 and 2011, and slightly decreased from 2.1% to 2.0%, when comparing the six months ended June 30, 2010 and 2011. The average overall audience share of the DTV Network decreased from 1.9% to 1.7%, when comparing the three months ended June 30, 2010 and 2011, and decreased from 1.8% to 1.7%, when comparing the six months ended June 30, 2010 and 2011. The decrease in audience share over the periods under review was the result of increased competition, and relative underperformance of certain of our programming.

        We anticipate that the average prices at our Networks for 2011 as a whole will be higher than in 2010.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 52.4% and 50.1%, respectively, when comparing the three- and six-month periods under review, of which an increase of 18.2% and 17.4%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Television Station Group's advertising revenues increased by 34.2% and 32.7%, respectively, when comparing the three- and six-month periods under review, primarily due to increases in advertising rates, partially offset by decrease in audience share.

        Advertising revenues of the Domashny Television Station Group increased by 58.2% and 59.1%, respectively, when comparing the three- and six-month periods under review, of which an increase of 20.2% and 19.7%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Television Station Group's advertising revenues increased by 38.0% and 39.4%, respectively, during the three- and six-month periods under review, principally due to increased advertising rates, partially offset by decrease in audience share.

        Advertising revenues of the DTV Television Station Group increased by 82.0% and 71.6%, respectively, when comparing the three- and six-month periods under review, of which an increase of 20.9% and 19.6%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Television Station Group's advertising revenues increased by 61.1% and 52.0%, respectively, during the three- and six-month periods under review, primarily due to increases in advertising prices.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 59.7% and 47.0%, respectively, when comparing the three- and six-month periods under review, primarily due to increase in audience share of Channel 31 and increased advertising rates.

  Sublicensing, own production and other revenues

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$5,415	$3,780	$11,044	$5,740
Change period-to-period	—	(30.2)%	—	(48.0)%
Domashny Network	53	65	120	86
Change period-to-period	—	22.6%	—	(28.3)%
DTV Network	5	1	540	20
Change period-to-period	—	(80.0)%	—	(96.3)%
CTC Television Station Group	459	603	1,001	$1,172
Change period-to-period	—	31.4%	—	17.1%
Domashny Television Station Group	594	1,015	1,181	1,778
Change period-to-period	—	70.9%	—	50.6%
DTV Television Group	5	320	27	705
Change period-to-period	—	6300.0%	—	2511.1%
CIS Group	17	176	47	382
Change period-to-period	—	935.3%	—	712.8%
Production Group	9,337	10,610	16,879	12,832
Change period-to-period	—	13.6%	—	(24.0)%
Eliminations and other	(10,298)	(12,031)	(19,035)	($15,741)

Total	$5,587	$4,539	$11,804	$6,974

Change period-to-period		(18.8)%		(40.9)%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 30.2% and 48.0%, respectively, when comparing the three- and six-month periods under review, primarily due to decrease in sublicensing sales to Ukraine.

        Television Station Groups.    Other revenues for the CTC and DTV Television Station Groups primarily represent fees received for transmission from other group companies. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

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

  Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($50,468)	(79,873)	($94,244)	($155,261)
Change period-to-period	—	58.3%	—	64.7%
Domashny Network	(12,401)	(20,176)	(23,072)	(36,769)
Change period-to-period	—	62.7%	—	59.4%
DTV Network	(11,910)	(15,125)	(21,522)	(28,231)
Change period-to-period	—	27.0%	—	31.2%
CTC Television Station Group	(5,405)	(7,861)	(10,582)	(15,472)
Change period-to-period	—	45.4%	—	46.2%
Domashny Television Station Group	(2,180)	(3,324)	(4,370)	(6,224)
Change year-on-year	—	52.5%	—	42.4%
DTV Television Group	(2,522)	(3,400)	(4,665)	(6,587)
Change period-to-period	—	34.8%	—	41.2%
CIS Group	(3,459)	(3,473)	(6,639)	(6,911)
Change period-to-period	—	0.4%	—	4.1%
Production Group	(9,024)	(10,391)	(16,905)	(13,179)
Change period-to-period	—	15.1%	—	(22.0)%
Eliminations and other	(321)	884	(2,616)	(3,717)

Total	($97,690)	($142,739)	($184,615)	($272,351)

Change period-to-period	—	46.1%	—	47.5%
% of total operating revenues	74.9%	69.8%	72.8%	73.6%

        In 2010, our advertising revenue is presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure, our advertising revenues are presented gross of compensations payable to Video International. Compensations payable to Video International are included within selling, general and administrative expenses for the three and six months ended June 30, 2011. Such compensation expenses include fees for use of advertising software, related maintenance and analytical support and consulting services. See "—Critical accounting policies—Revenue recognition" above.

        Our total operating expenses increased by 46.1% and 47.5%, respectively, when comparing the three-and six-month periods under review, of which an increase of 22.2% and 22.8%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating expenses increased by 23.9% and 24.7%, respectively, when comparing the three- and six-month periods under review.

        Total operating expenses as a percentage of total operating revenues were 74.9% and 69.8%, respectively, in the three months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues decreased from 77.8% to 69.8% when comparing the three months ended June 30, 2010 and 2011. When comparing six-months periods under review, our total operating expenses as a percentage of total operating revenues were 72.8% and 73.6%. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues decreased from 76.0% to 73.6%, when comparing the six months ended June 30, 2010 and 2011.

        When comparing the three- month periods under review, such decrease in total operating expenses as a percentage of total operating was due to decreases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, stock-based compensation expense, amortization of programming rights, amortization of sublicensing rights and own production cost and depreciation and amortization expenses.

        When comparing the six- month periods under review, such decrease in total operating expenses as a percentage of total operating revenues was due to decreases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, stock-based compensation expense, amortization of sublicensing rights and own production cost and depreciation and amortization expenses, partially offset by increases, as a percentage of operating revenues, in the amortization of programming rights.

  Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($2,384)	($3,135)	($4,592)	($6,136)
Change period-to-period	—	31.5%	—	33.6%
Domashny Network	(1,672)	(1,976)	(3,244)	(3,851)
Change period-to-period	—	18.2%	—	18.7%
DTV Network	(905)	(1,398)	(2,101)	(2,826)
Change period-to-period	—	54.5%	—	34.5%
CTC Television Station Group	(1,890)	(2,196)	(3,820)	(4,355)
Change period-to-period	—	16.2%	—	14.0%
Domashny Television Station Group	(1,024)	(1,283)	(2,053)	(2,498)
Change period-to-period	—	25.3%	—	21.7%
DTV Television Group	(949)	(1,428)	(1,865)	(2,698)
Change period-to-period	—	50.5%	—	44.7%
CIS Group	(441)	(477)	(948)	(944)
Change period-to-period	—	8.2%	—	(0.4)%
Production Group	(498)	(166)	(1,446)	(739)
Change period-to-period	—	(66.7)%	—	(48.9)%
Eliminations and other	656	1,302	1,138	2,580

Total	($9,107)	($10,757)	($18,931)	($21,467)

Change period-to-period	—	18.1%	—	13.4%
% of total operating revenues	7.0%	5.3%	7.5%	5.8%

        Direct operating expenses as a percentage of total operating revenues were 7.0% and 5.3%, respectively, in the three months ended June 30, 2010 and 2011, and 7.5% and 5.8%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses as a percentage of total operating revenues decreased from 6.2% to 5.3% when comparing the three months ended June 30, 2010 and 2011, and from 6.6% to 5.8% when comparing the six months ended June 30, 2010 and 2011.

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.9% and 2.5%, respectively, in the three months ended June 30, 2010 and 2011, and 2.8% and 2.6%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues decreased from 2.6% to 2.5% when comparing the three months ended June 30, 2010 and 2011, and increased from 2.4% to 2.6% when comparing the six months ended June 30, 2010 and 2011. The decreases in direct operating expenses when comparing the three-month periods under review was primarily due to increased segment's revenues, partially offset by the increases in salaries and benefits as a result of annual raises and transfers of some employees from other segments to CTC Network segment. An increase in direct operating expenses when comparing the six-month periods under review was primarily due to increases in salaries and benefits as a result of annual raises and transfers of some employees from other segments to CTC Network segment.

        At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues were 10.5% and 8.1%, respectively, in the three months ended June 30, 2010 and 2011, and 11.0% and 8.7%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues decreased from 9.2% to 8.1% when comparing the three months ended June 30, 2010 and 2011, and decreased from 9.7% to 8.7% when comparing the six months ended June 30, 2010 and 2011. Such decreases were mainly due to increased revenues, partially offset by increase in network affiliation expenses.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 9.1% and 8.8%, respectively, in the three months ended June 30, 2010 and 2011, and 10.6% and 9.9%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Network as a percentage of this segment's total operating revenues increased from 8.1% to 8.8% when comparing the three months ended June 30, 2010 and 2011, and increased from 9.4% to 9.9% when comparing the six months ended June 30, 2010 and 2011. These increases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were primarily due to increase in salaries and benefits as the result of increased headcount.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations.

        At the CTC Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 11.1% and 8.5%, respectively, in the three months ended June 30, 2010 and 2011, and 12.9% and 9.9%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 9.8% to 8.5% when comparing the three months ended June 30, 2010 and 2011, and decreased from 11.5% to 9.9% when comparing the six months ended June 30, 2010 and 2011. Such decreases were mainly due to increased revenues, partially offset by increases in transmission costs.

        At the Domashny Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 32.9% and 25.6%, respectively, in the three months ended June 30, 2010 and 2011, and 38.7% and 29.9%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 29.4% to 25.6% when comparing the three months ended June 30, 2010 and 2011, and decreased from 34.9% to 29.9% when comparing the six months ended June 30, 2010 and 2011. Such decreases were mainly due to increased revenues, partially offset by increases in transmission costs.

        At the DTV Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 97.3% and 68.8%, respectively, in the three months ended June 30, 2010 and 2011, and 112.4% and 76.8%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues decreased from

86.2% to 68.8% when comparing the three months ended June 30, 2010 and 2011, and decreased from 99.7% to 76.8% when comparing the six months ended June 30, 2010 and 2011. Such decreases were mainly due to increased revenues, partially offset by increases in transmission costs.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 15.4% to 9.9% when comparing the three months ended June 30, 2010 and 2011, and decreased from 18.4% to 12.0% when comparing the six months ended June 30, 2010 and 2011, mainly due to increased revenues.

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

  Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$(4,468)	$(22,239)	$(8,085)	$(41,017)
Change period-to-period	—	397.7%	—	407.3%
Domashny Network	(1,700)	(5,574)	(3,732)	(10,146)
Change period-to-period	—	227.9%	—	171.9%
DTV Network	(2,382)	(3,034)	(3,871)	(6,121)
Change period-to-period	—	27.4%	—	58.1%
CTC Television Station Group	(2,880)	(5,036)	(5,484)	(9,852)
Change period-to-period	—	74.9%	—	79.6%
Domashny Television Station Group	(809)	(1,584)	(1,597)	(2,842)
Change period-to-period	—	95.8%	—	78.0%
DTV Television Group	(565)	(703)	(819)	(1,454)
Change period-to-period	—	24.4%	—	77.5%
CIS Group	(1,084)	(1,021)	(2,041)	(1,991)
Change period-to-period	—	(5.8)%	—	(2.4)%
Production Group	(490)	(453)	(1,058)	(895)
Change period-to-period	—	(7.6)%	—	(15.4)%
Eliminations and other	(2,822)	(3,527)	(6,090)	(6,549)

Total	$(17,200)	$(43,171)	$(32,777)	$(80,867)

Change period-to-period	—	151.0%	—	146.7%
% of total operating revenues	13.2%	21.1%	12.9%	21.9%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes. In addition, starting from January 1, 2011, our selling, general and administrative expenses include compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services (See "—Critical accounting policies—Revenue recognition" and "—Our agreements with Video International"). When comparing the three- and six-month periods under review, our selling, general and administrative expenses increased by 151.0% and 146.7%, respectively, of which an increase of 126.8% and 125.3%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, selling, general and administrative expenses increased by 24.2% and 21.4%, respectively, when comparing the three- and six-month periods under review.

        Our selling, general and administrative expenses as a percentage of total operating revenues were 13.2% and 21.1%, respectively, in the three months ended June 30, 2010 and 2011, and 12.9% and 21.9%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of total operating revenues decreased from 23.5% to 21.1% when comparing the three months ended June 30, 2010 and 2011, and decreased from 23.2% to 21.9% when comparing the six months ended June 30, 2010 and 2011.

        We have two lease agreements, pursuant to which we are leasing approximately 7,000 square meters of office space in an office building in central Moscow, effective November 17, 2010. In addition, on April 4, 2011, we entered into additional two lease agreements in respect of headquarters facilities in Moscow, pursuant to which we are leasing an additional of 2,365 square meters of office space in that office building. The lease agreements have 10-year initial terms and we have the right to extend the term for an additional 10-year period, at the current market rate. See "—Lease Agreements." We recognized rental expense related to these leases of approximately $1.2 million and $2.4 million, respectively, during the three- and six-month periods under review and expect to recognize approximately $4.9 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of June 30, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues were 5.5% and 17.4%, respectively, in the three months ended June 30, 2010 and 2011, and 4.9% and 17.4%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 17.1% to 17.4% when comparing the three months ended June 30, 2010 and 2011, and increased from 16.5% to 17.4% when comparing the six months ended June 30, 2010 and 2011, mainly due to increased salaries and benefits, increased advertising and promotion expenses and increases in rental expense. The increase in salaries and benefits was due to annual raises, transfers of some employees from other segments to CTC Network segment, and increases in headcount in our sales function. The increase in advertising and promotion expenses as a percentage of this segment's total operating revenues was due to a reallocation of advertising costs from CTC Television Station Group, and increased promotion expenses for the launch of our internet web site.

        Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues were 10.7% and 22.9%, respectively, in the three months ended June 30, 2010 and 2011, and 12.7% and 23.0%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 21.4% to 22.9% when comparing the three months ended June 30, 2010 and 2011, primarily due to increase in advertising and promotion expenses as the result of a reallocation of these costs from Domashny Television Station Group, and decreased from 23.1% to 23.0% when comparing the six months ended June 30, 2010 and 2011, mainly due to increased segment revenues, partially offset by the reallocation of advertizing costs from Domashny Television Station Group.

        Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenue were 24.0% and 19.1%, respectively, in the three months ended June 30, 2010 and 2011, and 19.5% and 21.4%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 32.7% to 19.1% when comparing the three months ended June 30, 2010 and 2011, and decreased from 28.2% to 21.4% when comparing the six months ended June 30, 2010 and 2011, primarily due to increased revenues and decreases in advertising and promotion expenses because of the timing of advertising campaigns.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues were 16.9% and 19.5%, respectively, in the three months ended June 30, 2010 and 2011, and 18.6% and 22.3%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 26.6% to 19.5% when comparing the three months ended June 30, 2010 and 2011, and decreased from 27.8% to 22.3% when comparing the six months ended June 30, 2010 and 2011, primarily due to increased revenues and decreases in advertising and promotion expenses as the result of the reallocation of these costs to CTC Network, partially offset by increases in salaries and benefits as result of increased headcount in our sales function.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues were 26.0% and 31.7%, respectively, in the three months ended June 30, 2010 and 2011, and 30.1% and 34.1%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 33.8% to 31.7%, when comparing the three months ended June 30, 2010 and 2011, and decreased from 37.0% to 34.1% when comparing the six months ended June 30, 2010 and 2011 primarily due to increased segment revenues.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 57.9% and 33.9%, respectively, in the three months ended June 30, 2010 and 2011, and 49.4% and 41.4%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 62.8% to 33.9% when comparing the three months ended June 30, 2010 and 2011, and decreased from 55.1% to 41.4% when comparing the six months ended June 30, 2010 and 2011, primarily due to increased revenue and decreases in advertising and promotion expenses because of the timing of advertising campaigns. In addition to the factors noted above, when comparing six-months periods, these decreases were partly offset by the accrual of provision for VAT on purchases that were determined as not recoverable.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, marketing expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 37.7% to 21.2% when comparing the three months ended June 30, 2010 and 2011, and decreased from 39.6% and 25.2% when comparing the six months ended June 30, 2010 and 2011, mainly due to increases in segment revenue.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 5.1% to 4.3% when comparing the three months ended June 30, 2010 and 2011, mainly due to increased revenues, and increased from 6.1% and 7.0% when comparing the six months ended June 30, 2010 and 2011, mainly due to the decreased revenues.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Stock-based compensation expense	$(8,473)	$(8,617)	$(15,803)	$(14,836)

        The majority of stock-based compensation expense relates to stock options and equity-based awards granted to our executives and employees under our 2009 Stock Incentive Plan, and to stock options granted to our CEO in 2008. We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $13.5 million for remainder of 2011, $7.9 million for 2012, $6.5 million for 2013 and $1.0 million for 2014. For more details on our stock-based compensation transactions, see "Financial Statements—Note 9, Stock-Based Compensation."

  Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$(42,074)	$(53,302)	$(78,676)	$(105,912)
Change period-to-period	—	26.7%	—	34.6%
Domashny Network	(8,817)	(12,375)	(15,639)	(22,289)
Change period-to-period	—	40.4%	—	42.5%
DTV Network	(7,948)	(9,561)	(13,980)	(17,674)
Change period-to-period	—	20.3%	—	26.4%
CIS Group	(1,787)	(1,855)	(3,352)	(3,705)
Change period-to-period	—	3.8%	—	10.5%
Eliminations and other	2,298	1,619	3,858	3,369

Total	$(58,328)	$(75,474)	$(107,789)	$(146,211)

Change period-to-period	—	29.4%	—	35.6%
% of total operating revenues	44.7%	36.9%	42.5%	39.5%

        The amortization of programming rights as a percentage of total operating revenues was 44.7% and 36.9%, respectively, in the three months ended June 30, 2010 and 2011, and 42.5% and 39.5%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of total operating revenues decreased from 39.4% to 36.9%, when comparing the three months ended June 30, 2010 and 2011, and increased from 37.5% to 39.5% when comparing the six months ended June 30, 2010 and 2011.

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues, was 51.6% and 41.7%, respectively, in the three months ended June 30,

2010 and 2011, and 47.8% and 44.8%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues decreased from 45.3% to 41.7% when comparing the three months ended June 30, 2010 and 2011, and increased from 41.9% to 44.8% when comparing the six months ended June 30, 2010 and 2011. The decrease in amortization of programming rights as a percentage of segment's total operating revenues, when comparing three-months periods under review, was primarily due to increased segment revenues. The increase in amortization of programming rights as a percentage of segment's total operating revenues when comparing the six months ended June 30, 2010 and 2011, was primarily due to a relatively more expensive programming mix and higher impairment charges in the later periods.

        Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, was 55.4% and 50.9%, respectively, in the three months ended June 30, 2010 and 2011, and 53.2% and 50.6%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 48.8% to 50.9% when comparing the three months ended June 30, 2010 and 2011, and increased from 46.8% to 50.6% when comparing the six months ended June 30, 2010 and 2011, primarily due to the relatively more expensive programming mix and higher impairment charges in the later periods.

        Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues, was 80.0% and 60.1%, respectively, in the three months ended June 30, 2010 and 2011, and 70.5% and 61.8%, respectively, in the six months ended June 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues decreased from 70.8% to 60.1% when comparing the three months ended June 30, 2010 and 2011, and decreased from 62.8% to 61.8% when comparing the six months ended June 30, 2010 and 2011, primarily due to increased segment revenues, partially offset by relatively more expensive programming mix in the later periods.

        Impairment charges at CTC Network were $3.6 million and $4.9 million, respectively, when comparing the three months ended June 30, 2010 and 2011, and $5.1 million and $12.2 million, respectively, when comparing the six months ended June 30, 2010 and 2011. Impairment charges at Domashny Network were $1.3 million and $1.7 million, respectively, when comparing the three months ended June 30, 2010 and 2011, and $1.4 million and $2.9 million, respectively, when comparing the six months ended June 30, 2010 and 2011. Impairment charges at DTV Network were $0.8 million and $1.6 million, respectively, when comparing the three months ended June 30, 2010 and 2011, and $2.3 million and $1.7 million, respectively, when comparing the six months ended June 30, 2010 and 2011.

        The increases in impairment charges in CTC, Domashny and DTV Networks, when comparing the three- month periods under review, and increases in impairment charges in CTC and Domashny Networks when comparing the six- month periods under review, were due to the changes in programming schedules in 2011, and relative underperformance of certain programming.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, decreased from 62.2% to 38.5% when comparing the three months ended June 30, 2010 and 2011, and decreased from 65.0% to 46.9%

when comparing the six months ended June 30, 2010 and 2011, primarily due to increased segment revenues.

  Amortization of sublicensing rights and own production cost

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$(1,252)	$(506)	$(2,316)	$(932)
Change period-to-period		(59.6)%		(59.8)%
DTV Network	—	—	(203)	—
Change period-to-period		n/a		(100.0)%
Production Group	(7,993)	(9,715)	(14,320)	(11,463)
Change period-to-period		21.5%		(20.0%)
Eliminations and other	8,021	9,710	14,259	11,570

Total	$(1,224)	$(511)	$(2,580)	$(825)

Change period-to-period	—	(58.3)%	—	(68.0)%
% of total operating revenues	0.9%	0.2%	1.0%	0.2%

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

        Eliminations and other.    Intercompany expenses consist primarily of programming rights sold by our Production Group to our Networks.

        Depreciation and amortization expense (exclusive of amortization of programming rights, sublicensing rights and own production cost)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$(291)	$(693)	$(576)	$(1,264)
Change period-to-period	—	138.1%	—	119.4%
Domashny Network	(212)	(251)	(419)	(475)
Change period-to-period	—	18.4%	—	13.4%
DTV Network	(676)	(773)	(1,367)	(1,517)
Change period-to-period	—	14.3%	—	11.0%
CTC Television Station Group	(559)	(538)	(1,134)	(1,089)
Change period-to-period	—	(3.8)%	—	(4.0)%
Domashny Television Station Group	(346)	(455)	(718)	(882)
Change period-to-period	—	31.5%	—	22.8%
DTV Television Group	(1,008)	(1,268)	(1,979)	(2,432)
Change period-to-period	—	25.8%	—	22.9%
CIS Group	(146)	(120)	(297)	(272)
Change period-to-period	—	(17.8)%	—	(8.4)%
Production Group	(43)	(12)	(81)	(36)
Change period-to-period	—	(72.1)%	—	(55.6)%
Eliminations and other	(77)	(99)	(164)	(178)

Total	$(3,358)	$(4,209)	$(6,735)	$(8,145)

Change period-to-period	—	25.3%	—	20.9%
% of total operating revenues	2.6%	2.1%	2.7%	2.2%

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

  Foreign currency gains

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Foreign currency gains	$1,155	$614	$883	$1,747

        The functional currency of our Russian subsidiaries is the ruble. During the three months ended June 30, 2010 and 2011, the ruble depreciated approximately 6.0% and appreciated approximately 1.6% against the US dollar, respectively. During the six months ended June 30, 2010 and 2011, the ruble depreciated approximately 3.0% and appreciated approximately 8.6%, respectively.

        In the three and six months ended June 30, 2010, our foreign currency gain primarily represents the impact of a gain on our forward contract and the impact of ruble depreciation on our dollar-denominated assets, partially offset by the impact of the ruble depreciation on our dollar-denominated liabilities.

        In the three and six months ended June 30, 2011, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of ruble appreciation on our dollar-denominated assets.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to a credit facility agreement, which was denominated in US dollars. On June 15, 2010 we purchased the last $15 million under this forward contract at a rate of RUR 28.84 for each $1.00. In addition, from time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars.

  Interest income

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Interest income	$811	$1,253	$2,170	$2,739

        Interest income for the three- and six-month periods under review primarily represents interest earned on our cash balances.

  Interest expense

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Interest expense	$(217)	$(163)	$(909)	$(263)

        Our interest expense decreased over the six-months periods under review primarily due to repayments of the total amount under a credit facility agreement during the first quarter of 2010.

  Other non-operating income, net

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Other non-operating income	$359	$247	$1,983	$220

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale.

  Equity in income of investee companies

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Equity in income of investee companies	$119	$190	$213	$367

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our respective ownership stake.

  Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Income tax expense	$(13,313)	$(23,597)	$(25,574)	$(38,501)

        Our effective tax rate was 38% and 37% for the three months ended June 30, 2010 and June 30, 2011, respectively, and 35% and 38% for the six months ended June 30, 2010 and June 30, 2011, respectively. The increase in our effective tax rate when comparing the six-month periods under review was primarily due to an increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest.

  Income attributable to noncontrolling interest

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	(in thousands)
Income attributable to noncontrolling interest	$(819)	$(1,821)	$(1,747)	$(2,722)

        In the three and six months ended June 30, 2010 and June 30, 2011, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group, and to income in the CIS Group.

  Other comprehensive income attributable to controlling interest

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. The ruble depreciated approximately 6.0% and appreciated approximately 1.6% against the US dollar during the three months ended June 30, 2010 and 2011, respectively. The ruble depreciated approximately 3.0% and appreciated approximately 8.6%, respectively, during the six months ended June 30, 2010 and 2011. Other comprehensive income (loss) in the periods under review reflects results of these translations, and resulted from the depreciation of the Russian ruble against the US dollar during the second quarter and the first six months of 2010, and appreciation of the Russian ruble against the US dollar during the second quarter and first six months of 2011. See "—Foreign currency gains".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 compared to December 31, 2010

  Short-term investments

        As of December 31, 2010 and June 30, 2011, short-term investments represent cash deposits with maturity in the range from three to six months placed in Russian banks.

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased by $10.9 million from December 31, 2010 to June 30, 2011, mainly due to seasonally lower revenues in second quarter of 2011 when comparing to the fourth quarter of 2010.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2010 to June 30, 2011 by $20.8 million primarily due to increases in advances made for Russian and foreign programming.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2010 to June 30, 2011 by $21.4 million was primarily due to the acquisition of Russian series and foreign movies and series during the first half of 2011, which will be used during the remainder of 2011 and thereafter.

  Goodwill and Intangible assets

        Goodwill and Intangible assets increased from December 31, 2010 to June 30, 2011 by $20.2 million and $37.8 million, respectively, primarily due to the appreciation of the Russian ruble against the US dollar and due to acquisitions of new regional stations.

  Accounts payable

        Accounts payable decreased from December 31, 2010 to June 30, 2011 by $9.6 million primarily due to decrease in amounts due for acquisitions of foreign programming.

  Taxes payable

        Taxes payable decreased from December 31, 2010 to June 30, 2011 by $16.1 million primarily due to a decrease in VAT payable as a result of seasonally lower revenues in the second quarter of 2011 compared with the fourth quarter of 2010.

Liquidity and Capital Resources

        At June 30, 2011, we had $34.5 million in cash and cash equivalents, of which approximately 17% was held in US dollar-denominated accounts. In addition, at June 30, 2011 we had $95.0 million in deposits with maturities ranging from three to six months, of which approximately 16% were held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2010	2011
	(in thousands)
Net cash provided by operating activities:	$50,718	$38,557
Net cash used in investing activities:	(81,259)	(9,627)
Net cash used in financing activities:	(25,614)	(58,019)

        Substantially all of our cash flows from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flows from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenues increased from $241.9 million to $363.1 million when comparing the six-month periods under review, of which an increase of $33.9 million relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by $87.3 million, when comparing the six-month periods under review.

        Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was for the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $121.7 million and $177.3 million, respectively, during the six months ended June 30, 2010 and 2011. The increase in cash paid for programming rights in the first half of 2011 was primarily due to payments for Russian-produced and foreign programming during the first half of 2011 that will be used in 2011 and thereafter.

        Amortization of programming rights, sublicensing rights and own production cost amounted to $110.4 million and $147.0 million, during the six months ended June 30, 2010 and 2011, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, earnouts related to our acquisitions of production companies and investments in or receipts from cash deposits. In the six-month period ended June 30, 2010, we paid $12.8 million of 2009 earnouts related to our acquisitions of Costafilm and Soho Media, and made cash deposits of $65.0 million in Russian banks. In the six-month period ended June 30, 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $14.5 million related to the acquisitions of new broadcasting stations. In addition, we spent $12.4 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. These cash payments were partially offset by net cash received from deposits in the amount of $27.1 million

        For the full year 2011, we expect capital expenditures to reach up to $25 million as we continue to work on our technology complex and move our internal sales house into our Moscow headquarters facility.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options and payments of dividends. In the six-month period ended June 30, 2010, cash used in financing activities primarily includes repayment of all amounts outstanding under a credit facility agreement of $28.3 million, and payment of dividends in the amount of $20.2 million to our stockholders. These cash payments were partially offset by proceeds received from the exercise of stock options of $24.8 million. In the six-month period ended June 30, 2011, cash used in financing activities primarily includes payment of dividends in the amount of $59.7 million to our stockholders, partially offset by proceeds of $5.2 million received from the exercise of stock options. See "Item 1. Financial Statements—Note 8, Stockholders' Equity".

        On July 28, 2011, our Board declared a dividend of $0.22 per outstanding share of common stock, or approximately $34.6 million in total, which will be paid on or about October 30, 2011 to shareholders of record as of September 1, 2011. Although it is the Board's current intention to declare and pay further dividends in the final quarter of 2011, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Through 2011	2012 through 2013	2014 through 2015	Thereafter
	(in thousands)
Acquisition of programming rights	$235,112	$108,979	$126,133	—	—
Transmission and satellite fees	$86,404	$7,946	$36,220	$42,238	—
Leasehold obligations	$56,380	$2,990	$10,803	$11,270	$31,317
Cable connections	$11,282	$2,909	$3,467	$4,907	—
Acquisition of format rights	$700	$700	—	—	—

Total(1)	$389,879	$123,524	$176,623	$58,415	$31,317

(1)
Accrued liabilities related to income taxes in the amount of $5.3 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        We are a party to lease agreements for new headquarters facilities in Moscow. See "—Lease Agreements." We recognized rental expense related to these leases of approximately $1.2 million and $2.4 million during the three- and six-month periods ended June 30, 2011, respectively, and expect to recognize approximately $4.9 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of June 30, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2011, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $32.4 million and $17.7 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of July 30, 2011 was RUR 28.43 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

        During the six months ended June 30, 2011, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described below.

        Controls over sales transactions—Prior to 2011, substantially all of our advertising was placed through Video International. Effective 2011, our own sales house serves as the exclusive advertising sales agent for all of our networks in Russia. The advertising is placed with advertisers under direct arrangements with them or with their advertising agencies. Our sales house is primarily responsible for all of our national and regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which continue to be made through Video International. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Television Advertising Sales".

        In response to change in our sale structure, in addition to internal controls that were in place prior to 2011, we designed and implemented controls over sales transactions under the new direct arrangements with advertisers and their agencies to ensure that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US GAAP. Such controls include controls over the authorization of sales terms, cash collections and evaluation of creditworthness of customers. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

        Transition to new accounting system—Effective April 1, 2011, we migrated to a new accounting software system. This initiative further strengthened the unification of financial reporting processes within our consolidated subsidiaries. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

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

        Effective January 2011, an amendment to the Federal Law "On Advertising" came into force that prohibits TV broadcasters from signing agency agreements with media sales houses that hold a TV advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that historically sold all of our national advertising and substantially all of our regional advertising, in previous years controlled more than 35% of the Russian TV advertising market. As a result of this amendment, the structure of the Russian TV advertising market has changed.

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

        We understand that Telcrest Investments Limited, a Cypriot company ("Telcrest") has beneficial owners with indirect significant minority equity interests in Video International, which became one of our principal stockholders subsequent to the negotiation of our current software license and service agreements with Video International, which we believe are on arms-length terms.

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

        Although conditions generally improved in 2010 and in the first half of 2011, considerable uncertainly remains concerning economic stability globally in the medium-term. If improved conditions are not sustainable or if economic instability resumes, it may have a further material negative impact on Russian advertising spending which, in turn, may adversely affect our operating results.

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

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective starting from January 1, 2011. This re-weighting resulted in the impairment of some of our affected broadcasting licenses on a stand-alone basis, recognized in 2009. See "—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        In June 2011, TNS Russia announced the increase the size of the panel from 72 to 74 cities, which will result in re-weighting of other cities in the panel. These changes are effective starting from January 1, 2013. Based on our analysis, these changes may result in a slight decrease in the audience share of our channels, which may have a negative effect on our consolidated revenues.

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

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. The specific terms of the transition are not yet fully known. We have begun the process of tendering for digital broadcasting licenses, but the timing of the results of this process is not known.

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

        We performed our annual impairment review in the fourth quarter of 2010 and an interim impairment review in the first and the second quarters of 2011, which did not result in any further impairment charges. We consider all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as changes in the economy, decreases in our audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests". In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. The transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

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

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. The Russian ruble depreciated against the US dollar approximately 16.5%, 2.9% and 0.8%, respectively, in 2008, 2009 and 2010. In the six-month period ended June 30, 2011,the Russian ruble appreciated against the US Dollar approximately 9%. If the ruble depreciates against the US dollar, our revenues and operating results for 2011 or future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of June 30, 2011 was $12.8 million.

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media businesses. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009, 2010 and in the first half of 2011, we acquired several regional stations. While acquisitions represent an important component of our growth strategy, the integration of new businesses poses significant risks to our existing operations, including:

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

        As part of our growth strategy, we intend to continue to evaluate potential acquisitions that we believe are commercially attractive. As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds. Given financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

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

        All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Pursuant to a new legislation that will come into force in November 2011, the term of broadcast licenses will be extended to10 years, and new licenses will cover both digital and analog broadcasting. Only a limited number of broadcasting licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of their programming with the declared genres of the channel and to maintain a required balance in the volume-genre ratio of broadcasted materials, both prescribed in the license. Until recently, the broadcasting licenses of our affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast.

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

        On a national level, CTC competes directly with other national broadcast networks and channels, including Channel One and NTV, as well as with the smaller network TNT. Domashny competes for advertising revenues primarily with Rossiya 1, TV-3 and TVC, and DTV competes primarily with NTV, TV-3 and REN-TV, although they both also compete with the national broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During the first half of 2011, Channel One had an average audience share of 17.0%, while Rossiya's was 15.9% and NTV's was 14.5%. CTC's average audience share during the first half of 2011 was 7.9%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        On June 1, 2011, Telcrest acquired 25.15% of our common stock from a former stockholder. We understand that the beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including through ownership interests in Channel 1, REN-TV and TRK 5. Telcrest and Bank Rossiya may have interests different from, or in addition to, the interests of other stockholders of CTC Media.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2011 we had contractual commitments for the acquisition of approximately $108.9 million in programming rights through 2011 and $126.1 million in 2012-2013. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

Our principal stockholders may have interests that are different from, or in addition to, the interests of other stockholders of CTC Media.

        Each of our two largest stockholders, which together hold more than 65% of our common stock, is involved in the television business in Russia. MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interest in another Russian television business.

        We understand that the beneficial owners of Telcrest, including Bank Rossiya, have investments in Russian media businesses, including through indirect equity interests in Channel 1, REN-TV and TRK 5. We understand that Bank Rossiya also has indirect significant minority interests in Video International, with which we have software license and service agreements in respect of advertising sales. Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is primarily engaged in the operations of Channel 1, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media.

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

        The disruption in the world credit markets in 2008 and 2009 also negatively impacted the banking sector in Russia. There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks, including the Russian subsidiaries of foreign banks. Of that balance, a significant portion is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

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

        Media businesses can be particularly vulnerable to politically motivated actions. NTV, TV-6 and TVS have all experienced what could be characterized as politically motivated actions, including efforts to effect changes of control. As a result of these actions, TV-6, which became TVS, is no longer broadcasting. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations.

The pending presidential election in Russia creates a degree of administrative and commercial uncertainty, which may adversely affect our ability to implement our business plan in the near term.

        The next presidential election in Russia is scheduled for March 2012 and we anticipate that there may be a degree of uncertainty regarding political, regulatory, administrative and commercial developments until that time. The effects of changes in government policy, if any, cannot be predicted, but could adversely affect our business.

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

        In addition, several key Russian laws, including the amendment to the Law on Advertising and the Ownership Law (both discussed above), have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may result in ambiguities, inconsistencies and anomalies in the Russian legal system.

        On July 22, 2011 federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" came into force except for prohibiting advertising of beer and drinks containing beer on television that will come into force on July 22, 2012. This law gives the status of alcoholic drinks to beer and all drinks containing beer, which in turn would prohibit advertising of such drinks on television. Starting July 22, 2012 we will not be able to broadcast ads for beer and drinks containing beer on our channels, which may result in a reduction in our revenues.

        In June 2011 State Duma approved a new License Law that will come into force on November 13, 2011. Among other issues, the law will extend the legal term of broadcasting licenses from five to ten years. In June 2011, State Duma approved the Federal law Improving Regulation of Mass Media, Television and Radio Broadcasting, which will come into force on November 10, 2011; this law regulates broadcasting by generally accessible television and radio channels in Russia. This law also provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. Although we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and can not assure you that these interpretations will be favorable to us or will not affect our business negatively.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of July 31, 2011, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of July 31, 2011, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        Delaware law also prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction or approves the transaction pursuant to which the holder became a 15% holder. Our board of directors may use this provision to prevent changes in our management. Our board of directors approved the transaction pursuant to which Telcrest became a holder of more than 15% of our capital stock, and accordingly this prohibition would not apply in the case of a business combination transaction with Telcrest.

        Under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

        In addition, we are party to a new stockholders' agreement with our two largest stockholders, MTG and Telcrest, pursuant to which each of these stockholders has agreed, with limited exceptions, not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders' agreement.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: August 5, 2011
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: August 5, 2011

 EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.