Form 10-Q
period 2011-09-30
CTC Media, Inc.
filed 2011-11-09
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

         As of October 31, 2011, there were outstanding 157,320,070 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2010	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,565	$56,848
Short-term investments	117,457	75,314
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2010—$780; September 30, 2011—$469)	35,516	27,685
Taxes reclaimable	16,151	19,292
Prepayments	37,766	59,484
Programming rights, net	95,026	81,367
Deferred tax assets	23,228	16,299
Other current assets	911	1,048

TOTAL CURRENT ASSETS	385,620	337,337

PROPERTY AND EQUIPMENT, net	44,149	47,061
INTANGIBLE ASSETS, net (Notes 2 and 6):
Broadcasting licenses	172,469	177,416
Cable network connections	29,474	27,681
Trade names	16,956	5,263
Network affiliation agreements	4,479	2,676
Other intangible assets	3,309	3,061

Net intangible assets	226,687	216,097
GOODWILL (Notes 2 and 7)	237,875	236,656
PROGRAMMING RIGHTS, net	75,633	97,615
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,455	5,275
PREPAYMENTS	4,703	1,284
DEFERRED TAX ASSETS	18,127	25,897
OTHER NON-CURRENT ASSETS	1,211	786

TOTAL ASSETS	$999,460	$968,008

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	73,665	64,352
Accrued liabilities	33,603	26,254
Taxes payable	37,643	24,292
Dividends payable (Note 8)	—	34,606
Deferred revenue	12,393	10,988
Deferred tax liabilities	9,457	8,319

TOTAL CURRENT LIABILITIES	166,761	168,811

DEFERRED TAX LIABILITIES	38,058	37,368
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2010—156,955,746; September 30, 2011—157,320,070)	1,569	1,572
Additional paid-in capital	457,521	479,757
Retained earnings	397,997	381,330
Accumulated other comprehensive loss	(64,063)	(101,988)
Non-controlling interest	1,617	1,158

TOTAL STOCKHOLDERS' EQUITY	794,641	761,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$999,460	$968,008

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
REVENUES:
Advertising	$117,504	$154,432	$359,399	$517,482
Sublicensing and own production revenue	7,451	4,068	18,706	9,527
Other revenue	310	1,078	859	2,593

Total operating revenues	125,265	159,578	378,964	529,602

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $2,893 and $3,876 for the three months and $8,510 and $10,355 for the nine months ended September 30, 2010 and 2011, respectively; and exclusive of stock-based compensation of $2,938 and $806 for the three months and $8,228 and $5,242 for the nine months ended September 30, 2010 and 2011, respectively)	(8,534)	(11,066)	(27,465)	(32,533)
Selling, general and administrative (exclusive of depreciation and amortization of $527 and $904 for the three months and $1,644 and $2,570 for the nine months ended September 30, 2010 and 2011, respectively; and exclusive of stock- based compensation of $6,262 and $(50) for the three months and $16,776 and $10,350 for the nine months ended September 30, 2010 and 2011, respectively)	(16,145)	(35,808)	(48,921)	(116,675)
Stock-based compensation expense	(9,200)	(756)	(25,004)	(15,592)
Amortization of programming rights	(49,400)	(62,836)	(157,189)	(209,047)
Amortization of sublicensing rights and own production cost	(1,309)	(971)	(3,889)	(1,796)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(3,420)	(4,780)	(10,154)	(12,925)
Impairment loss (Note 2)	—	(16,843)	—	(16,843)

Total operating expenses	(88,008)	(133,060)	(272,622)	(405,411)

OPERATING INCOME	37,257	26,518	106,342	124,191
FOREIGN CURRENCY (LOSSES) GAINS	173	(2,054)	1,055	(307)
INTEREST INCOME	1,105	1,207	3,275	3,946
INTEREST EXPENSE	(242)	(98)	(1,150)	(361)
OTHER NON-OPERATING INCOME, net	62	4,425	2,043	4,645
EQUITY IN INCOME OF INVESTEE COMPANIES	59	147	272	514

Income before income tax	38,414	30,145	111,837	132,628

INCOME TAX EXPENSE	(13,261)	(12,868)	(38,835)	(51,369)

CONSOLIDATED NET INCOME	$25,153	$17,277	$73,002	$81,259

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(854)	$(884)	$(2,600)	$(3,606)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$24,299	$16,393	$70,402	$77,653

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.16	$0.10	$0.45	$0.49

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.16	$0.10	$0.45	$0.49

Weighted average common shares outstanding—basic	155,938,598	157,306,064	155,247,783	157,192,671

Weighted average common shares outstanding—diluted	156,547,414	157,937,940	155,698,696	158,028,622

Dividends declared per share	$0.07	$0.22	$0.20	$0.60

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$73,002	$81,259
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	5,120	(4,938)
Depreciation and amortization	10,154	12,925
Amortization of programming rights	157,189	209,047
Amortization of sublicensing rights and own production cost	3,889	1,796
Stock based compensation expense	25,004	15,592
Equity in income of unconsolidated investees	(272)	(514)
Foreign currency losses/(gains)	(1,055)	307
Impairment loss	—	16,843
Changes in operating assets and liabilities:
Trade accounts receivable	(9,496)	10,242
Prepayments	(1,076)	(8,727)
Other assets	(8,424)	(4,338)
Accounts payable and accrued liabilities	9,259	(5,188)
Deferred revenue	4,042	(1,026)
Other liabilities	(12,575)	(12,860)
Dividends received from equity investees	307	533
Acquisition of programming and sublicensing rights	(183,261)	(253,960)

Net cash provided by operating activities	71,807	56,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(11,775)	(16,037)
Acquisitions of businesses, net of cash acquired	(13,340)	(24,476)
Proceeds from sale of businesses, net of cash disposed	2,026	—
Receipts from/(investments in) deposits	(64,741)	38,646

Net cash used in investing activities	(87,830)	(1,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	35,305	5,352
Repayments of loans	(28,250)	—
Decrease in restricted cash	126	—
Dividends paid to stockholders	(30,288)	(59,714)
Dividends paid to noncontrolling interest	(3,787)	(4,813)

Net cash used in financing activities	(26,894)	(59,175)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	152	1,332
Net decrease in cash and cash equivalents	(42,765)	(2,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,441	59,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,676	$56,848

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, has operated the CTC, Domashny and DTV television networks in Russia, since 1996, 2005 and 2008, respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: CTC, Domashny and DTV television networks (the "Networks"). During the nine months ended September 30, 2010 and 2011, CTC, Domashny and DTV Networks were operating CTC, Domashny (or "Home") and DTV channels, respectively. Effective October 2011, as a result of the Company's strategic review of the positioning of the DTV channel, DTV Network operates under a new brand—"Peretz" (hereinafter referred to as "DTV" or "DTV Network"). CTC, Domashny and DTV Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective network. In addition, since 2008, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, since 2008, the Company has another business segment, Production Group, comprising the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for the Networks.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through the Company's own advertising sales house, which serves as the exclusive advertising sales agent for all of the Company's Russian networks and Television Station Groups in respect of Moscow-based clients from January 1, 2011 (Notes 2 and 11). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 1, 2011. The Company's significant accounting policies and estimates have not changed since December 31, 2010. In addition to the policies that existed at December 31, 2010 effective January 1, 2011, the Company established a revenue recognition policy to reflect recent changes in its sales structure to account for advertising sales made directly to advertisers and their agencies under new sales arrangements with them. (See "Revenue recognition" below and Note 11).

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of September 30, 2011, the Channel 31 Group had assets (excluding intercompany assets) totaling $24,360 and liabilities (excluding intercompany liabilities) totaling $15,344. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of September 30, 2011 the amount of intercompany payables of the Channel 31 Group totaled $5,779. Channel 31 Group's net (loss)/income attributable to CTC Media, Inc. stockholders totaled ($480) and $158 for the three- and nine-months periods ended September 30, 2011, respectively. These amounts include intercompany expenses of $418 and $564, respectively.

Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the fourth quarter.

Business Segments

        The Company operates in eight business segments—CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Station Group, CIS Group and Production Group. The Company evaluates performance based on the operating results of each segment, among other performance measures (Note 12).

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

        Effective January 1, 2011, following this change in its sales structure, the Company recognizes Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amount billed to the advertisers under direct sales arrangements. Compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the consolidated

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

statement of income. Advertising sales to local clients under agency agreements with Video International continue to be recognized net of agency commissions. See "Comparative figures" below and Note 11.

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

        In the nine months ended September 30, 2011, the Company applied fair value measurements for its broadcasting assets and liabilities in purchase price allocations, and as part of impairment tests, using inputs of Level 3. There were no transfers between categories during the periods presented.

        As result of impairment review performed at September 30, 2011, broadcasting licenses with carrying amounts totaling $46,917 were written down to their fair values totaling $41,210, resulting in impairment charges of $5,707 which were included in earnings for the period. See also "Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" below.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2010 and September 30, 2011, respectively.

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

        The Company determines the fair values calculated in impairment tests using free cash flow models involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% as of December 31, 2010, and from 13.4% to 17.7% as of September 30, 2011, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its analysis as of December 31, 2010 and September 30, 2011 was 4.0% and 2.5%, respectively. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Although economic conditions generally improved in 2010, and the valuation model used by the Company assumes the recovery from the downturn in the economy, which started in the middle of 2008, considerable uncertainty remains concerning economic stability globally in the medium-term. The instability in the macroeconomic environment may further adversely affect the total advertising market, and in turn, the fair values of the respective assets or reporting units. See "—Impairment reviews as of December 31, 2010 and September 30, 2011—goodwill and broadcasting licenses" below.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        As a result of impairment review performed as of September 30, 2011, the Company recorded impairment charges of $16,843 comprised of $5,707 on regional broadcasting licenses, and $11,136 on the DTV trade name. See below.

  Impairment reviews as of December 31, 2010 and September 30, 2011- goodwill and broadcasting licenses

        In the fourth quarter of 2010, the Company performed its annual goodwill and indefinite lives intangibles impairment review, which did not result in any impairment charges.

        In the annual impairment review performed at December 31, 2010, the Company concluded that the fair values of its reporting units and long-lived assets had increased, when compared to 2009 and 2008, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008. Although conditions generally improved in 2010, and the Company's valuation model took into account those improvements, considerable uncertainty remains concerning global economic stability in the medium-term (2012-2015). Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and DTV, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the third quarter of 2011, some large advertisers have reduced their initially planned advertising expenditures for 2011 as a whole. Although the Company continues to project future long-term growth in cash flows, such growth is lower than that assumed in the impairment reviews performed as of December 31, 2010 and the first half of 2011, primarily due to more conservative forecast for advertising market growth for 2012 and thereafter. As the result of impairment review performed at September 30, 2011, the Company recorded non-cash impairment charges totaling $5,707 related to several regional broadcasting licenses (most of them acquired in 2007-2008), primarily due to a decrease in cash flows projections.

        The DTV Network reporting unit, DTV umbrella broadcasting license and certain regional broadcasting licenses are the most sensitive to changes in the television advertising growth assumptions. In addition, the DTV Network reporting unit and DTV umbrella broadcasting license are sensitive to DTV's audience share assumptions. During the nine months of 2011, the audience share of DTV channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. As the result of the impairment review performed as of September 30, 2011, the Company concluded that fair values of the DTV reporting unit, DTV broadcasting licenses and other regional broadcasting licenses (other than those described above) exceeded their carrying values. However, due to the revision of forecasted operating results in response to decreased DTV's audience share forecast and decreased forecast in advertising market growth for 2012 and in the medium-term, the excess of fair values over carrying values of the DTV reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 5% and 15%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The table below represents the carrying values of the Company's indefinite lived assets, for which a hypothetical 10% and 15% decrease in the fair value of each indefinite lived asset/or reporting unit would have resulted in additional impairment:

	Carrying amount of assets, as of September 30, 2011, for which hypothetical 10% and 15% decrease in the fair value of each asset/ reporting unit would have resulted in additional impairment:
	10%	15%
Broadcasting licenses:
DTV umbrella license	$—	$53,974
DTV regional licenses	23,386	23,386
CTC regional licenses	21,794	26,601
HTV regional licenses	9,031	13,838
DTV Network's goodwill:	130,836	130,836

Total	$185,047	$248,635

        Other than with respect to the assets/or reporting units identified above, a hypothetical 10% and 15% decreases in the fair value of each indefinite lived asset/or reporting unit would not have resulted in additional impairment.

        The Company's estimate of the total advertising market for 2012 and thereafter is highly dependent on the changing macroeconomic environment. There is considerable uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in global economy to Russian television advertising market. The Company used forecasts of Russian television advertising market growth based on all available internal and external estimates, including estimates of industry experts and analysts and publicly available information disclosed by other media agencies. In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of September 30, 2011, the Company's consolidated net book value (or shareholders' equity) amounted to $761,829 (after the impairment charges recorded in the third quarter as a result of impairment review, as described above). This compares to a market capitalization of the Company as of September 30, 2011 of approximately $1,400,149.

        The potential negative trends in the macroeconomic environment may further adversely affect the total Russian television advertising market and, in turn, the fair values of the respective assets or reporting units. Any further decrease in advertising market forecast could result in decreases of these assets' fair values and the Company would then record additional impairment charges. In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

hypothetical 5, 10 and 15 percentage points decreases to the 2012 television advertising market growth forecast:

	Impairment charge that could be recorded if 2012 advertising market growth forecast is lower by:
	5 pp	10 pp	15 pp
Broadcasting licenses*:
DTV umbrella license	$4,498	$17,122	$29,746
CTC regional licenses	1,276	4,000	5,329
HTV regional licenses	533	1,072	1,806
DTV regional licenses	1,038	2,063	3,338
DTV Network's goodwill:	23,006	51,589	80,171

Total	$30,351	$75,846	$120,390

*
pre-tax effect

        The sensitivity analysis assumes a hypothetical change in advertising market growth with all other variables constant, i.e. it does not consider the effect of changes on other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the advertising market growth.

        Also, the fair value estimates are highly sensitive to the cost of capital used by the Company in discounting of expected cash flows attributable to indefinite-lived assets and reporting units. The potential negative trends in the macroeconomic environment could increase risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% as of December 31, 2010 and 13.4% to 17.7% as of September 30, 2011, based on the level of risk related to each particular asset or reporting unit.

        In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied a hypothetical 3 percentage points increase to the cost of capital used:

Impairment charge that could be recorded if cost of capital is higher by 3 pp
Broadcasting licenses*:
DTV umbrella license	$8,060
CTC regional licenses	5,302
HTV regional licenses	2,625
DTV regional licenses	4,981
DTV Network's goodwill:	32,476

Total	$53,444

*
pre-tax effect

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The sensitivity analysis assumes a hypothetical change in cost of capital with all other variables constant, i.e. it does not consider the effect of changes in other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities.

        In addition, the level of advertising revenues that the Company earns is directly tied to its audience shares and ratings. The DTV Network reporting unit and DTV broadcasting umbrella license are the most sensitive to changes in the assumptions of the audience share. During the nine months ended September 30, 2011, the audience share of DTV channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV reporting unit and/or its broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the forecasted audience share of the DTV channel. If the DTV forecasted audience share were lower by 10%, the Company would have recognized impairment charge in respect of the DTV Network reporting unit's goodwill and broadcasting umbrella license, respectively, of approximately $23,397 and $20,931. The sensitivity analysis assumes a hypothetical change in audience share forecast, and it does not consider the effect of changes on other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the audience share.

        Although management considered all current information in the impairment reviews, any future changes in events or circumstances, such as adverse changes in the economy and television advertising market (discussed above), the planned transition to digital broadcasting, further decreases in audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment charges in future periods. If DTV's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the DTV reporting unit and/or its broadcasting license.

  Impairment reviews as of September 30, 2011- DTV trade name

        As a result of ongoing strategic review of the positioning of the DTV channel, the Company's management initiated changes to the channel's brand identity. Effective October 2011, the DTV Network operates under a new brand—"Peretz". As a result of this rebranding initiative, in the third quarter of 2011, the Company recorded a trade name impairment charge in respect of the carrying value of the DTV trade name in the amount of $11,136.

  Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of 90 days or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments.

        As of December 31, 2010 and September 30, 2011, the Company held cash and deposits with a maturity of 90 days and less of $57,452 and $55,157, respectively, in Russian banks, including subsidiaries of foreign banks.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        In addition, the Company had deposits with a maturity of more than 90 days in the amount of $117,457 and $75,314 in Russian banks as of December 31, 2010 and September 30, 2011, respectively. As of September 30, 2011, the amount of deposits included ruble-denominated deposits of $60,314, bearing interest ranging from 3.65% to 6.8%, and US dollar-denominated deposits of $15,000, bearing interest of 2.1% . Management periodically reviews the creditworthiness of the banks in which it holds its cash.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are shown at their net realizable value which approximates their fair value.

        The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. In addition to the allowance for specific doubtful accounts, the Company applies specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectability of accounts receivable.

        If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require it to enter into any netting agreements or collateral from customers.

Comparative Figures

        In 2010, the Company recognized advertising revenues net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. Starting from January 1, 2011, the Company no longer pays sales commissions to Video International following implementation of a new model of cooperation with Video International at the Network level and at Television Station Groups in respect of Moscow-based clients. Under the terms of the new agreement, the Company pays Video International fees for the use of its advertising software package and for services rendered such as maintenance of the software package, technical support, and consulting along with integration of the software and Russian advertising market analytical services. Such compensation payable to Video International from January 1, 2011 is included in selling, general and administrative expenses in the consolidated statement of income. In the three months ended September 30, 2011, the amount of such compensation expense included in selling, general and administrative expenses was $16,424, compared with Video International commission fees of $16,590 recorded as a deduction to advertising revenue in the three months ending September 30, 2010. In the nine months ended September 30, 2011, the amount of such compensation expense included in selling, general and administrative expenses was $56,751 compared with Video International commission fees of $50,440 recorded as a deduction to advertising revenue in the nine months ending September 30, 2010. See "Revenue Recognition" above and Note 11.

        Also, reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

New Accounting Pronouncements

        In January 2010, the FASB issued the Accounting Standards Update ("ASU") 2010-06, (ASC 820, Fair Value Measurements and Disclosures). This amendment has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this amendment. See Note 2—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests".

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

        In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this amendment.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        In May 2011, the FASB issued ASU 2011-04, the amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments represent clarifications of ASC 820, Fair Value Measurement, but also include some changes in particular principles and requirements for measuring fair value or disclosing information about fair value measurements. The amendments specify that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. The amendments include requirements specific to measuring the fair value of those instruments, such as equity interests issued as consideration in a business combination. The amendments clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments result in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

        In June 2011, the FASB issued ASU 2011-05, the amendments to ASC 220, Comprehensive Income. Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

        In September 2011, the FASB issued ASU 2011-08, the amendments to ASC 350, Intangibles—Goodwill and Other. The amendments apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and simplify test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company will apply the amendments for reporting periods beginning after December 31, 2011.

3.     NET INCOME PER SHARE

        Basic net income per share for the three and nine months ended September 30, 2010 and 2011 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 6,702,906 and 5,693,579 for the three months ended September 30, 2010 and 2011, respectively, and 6,810,206 and 4,334,655 for the nine months ended September30, 2010 and 2011, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Net income attributable to CTC Media, Inc. stockholders	$24,299	$16,393	$70,402	$77,653

Weighted average common shares outstanding—basic
Common stock	155,938,598	157,306,064	155,247,783	157,192,671
Dilutive effect of:
Common stock options	608,816	631,876	450,914	835,951

Weighted average common shares outstanding—diluted	156,547,414	157,937,940	155,698,696	158,028,622
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.16	$0.10	$0.45	$0.49
Diluted	$0.16	$0.10	$0.45	$0.49

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2010 and 2011 was net income attributable to CTC Media, Inc. stockholders.

4.     INVESTMENT TRANSACTIONS

Acquisitions

        In the nine months ended September 30, 2011, the Company acquired seven regional stations broadcasting in Tomsk, Samara region, Omsk and Orenburg, for total cash consideration of $18,013. The Company assigned $27,296 to the broadcasting licenses, $3,038 to goodwill, $5,459 to deferred tax liabilities, $641 to noncontrolling interest, and $4,054 to bargain gain from purchase. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition. Goodwill is not deductible for income tax purposes and was assigned to the CTC Network segment.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2010 and September 30, 2011 comprise the following:

	December 31, 2010	September 30, 2011
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$88,828	$103,504
Accumulated amortization	(70,266)	(88,934)

Released, net book value	18,562	14,570

Completed and not released	3,356	6,985
In production	460	1,817

Total	22,378	23,372

Acquired rights:
Historical cost	487,947	507,181
Accumulated amortization	(339,666)	(351,571)

Net book value	148,281	155,610

Total programming rights	$170,659	$178,982

Current portion	$95,026	$81,367

Non-current portion	$75,633	$97,615

        The Company expects to amortize approximately $20,100 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending September 30, 2012. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2011.

        The Company recognized impairment charges on programming rights of $4,148 and $7,150 for the three months ended September 30, 2010 and 2011, respectively, and $12,974 and $24,002 during the nine months ended September 30, 2010 and 2011, respectively. The impairment charges are included in amortization of programming rights in the accompanying condensed consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2010 and September 30, 2011 comprise the following:

	December 31, 2010		September 30, 2011
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$172,469	$—	$177,416	$—
Trade names	16,956	—	5,263	—
Cable network connections	42,245	(12,771)	44,114	(16,433)
Network affiliation agreements	20,762	(16,283)	15,801	(13,125)
Other intangible assets	5,994	(2,685)	6,280	(3,219)

Total	$258,426	$(31,739)	$248,874	$(32,777)

        As of September 30, 2011, the Company has recorded noncash impairment charge of $16,843 (before tax effect), including the impairment charge of $11,136 related to the trade name of DTV Network, and $5,707 related to several regional broadcasting licenses. See Note 2.

        Amortization expense was $2,072 and $2,552 for the three months ended September 30, 2010 and 2011, respectively. Amortization expense was $6,112 and $7,419 for the nine months ended September 30, 2010 and 2011, respectively.

7.     GOODWILL

        Goodwill as of December 31, 2010 and September 30, 2011 comprises the following:

	Balance December 31, 2010	Goodwill acquired	Finalization of purchase price allocation	Foreign currency translation adjustment	Balance September 30, 2011
CTC Network	$41,380	$3,038	$5,571	$(1,890)	$48,099
Domashny Network	17,002	—	—	(746)	16,256
DTV Network	135,397	—	1,378	(5,939)	130,836
CTC Television Station Group	2,089	—	—	(92)	1,997
Domashny Television Station Group	9,832	—	—	(431)	9,401
CIS Group	99	—	—	—	99
Production Group	32,076	—	—	(2,108)	29,968

Total	$237,875	$3,038	$6,949	$(11,206)	$236,656

        The Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related entirely to the CIS segment. These impairment losses were recorded in 2008 as a result of annual impairment tests. See also Note 11.

        In the third quarter ended September 30, 2011, the Company has finalized purchase price allocations for 2010 regional stations acquisitions. As a result, $6,949 was reallocated from broadcasting licenses of $8,686 and deferred tax liabilities of $1,737 to goodwill, attributable to synergies from acquisitions. Goodwill is not deductible for income tax purposes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     STOCKHOLDERS' EQUITY

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2010 and 2011:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2009	$663,824	$662,774	$1,050
Net Income	73,002	70,402	2,600
Other comprehensive loss	(3,804)	(3,804)	—

Comprehensive income	$69,198	$66,598	$2,600

Share capital	21	21	—
Additional paid-in capital	56,515	56,515	—
Dividends declared	(33,906)	(30,288)	(3,618)

Stockholders' equity, September 30, 2010	$755,652	$755,620	$32

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	81,259	77,653	3,606
Other comprehensive (loss)/Income	(37,818)	(37,923)	107

Comprehensive income	$43,441	$39,728	$3,713

Share capital	3	3	—
Additional paid-in capital	22,236	22,236	—
Acquisition of non-controlling interest	641	—	641
Dividends declared	(99,133)	(94,320)	(4,813)

Stockholders' equity, September 30, 2011	$761,829	$760,671	$1,158

        Other comprehensive income consists entirely of currency translation adjustments for the nine months ended September 30, 2010 and 2011. The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expense recognized in the Company's earnings (Note 9).

        During the first nine months of 2011, the following dividends were declared:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 16, 2011	$0.16	$25,115	March 1, 2011	March 28 and 29, 2011
April 28, 2011	$0.22	$34,599	June 1, 2011	June 29, 2011
July 28, 2011	$0.22	$34,606	September 1, 2011	October 31, 2011

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     STOCK-BASED COMPENSATION

  Stock options under the 2009 Stock Incentive Plan

        On February 16, 2011, the Compensation Committee of the Company's Board approved additional grants of options to purchase up to 580,000 shares of common stock to certain employees of the Company, at an exercise price of $22.32. The exercise price represents the closing price of the Company's common stock on the grant date. These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors for each of 2011, 2012, 2013 and 2014 (the "Performance-based Tranche").

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

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the nine months ended September 30, 2011:

Options
Risk free interest rate	0.29-1.89%
Expected option life (years)	1.0-4.0
Expected dividend yield	2.80-2.87%
Volatility factor	40.26-94.3%
Weighted-average grant date fair value (per share)	$9.45

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

        The following table summarizes common stock options and equity-based incentive awards activity for the Company during the nine months ended September 30, 2011:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2010	7,426,499	$16.78	3,192,483	$14.00

Granted	933,125	18.88	512,500	14.00
Exercised	(364,326)	14.69	(213,406)	14.00
Forfeited	(159,271)	16.14	(69,688)	14.00
Expired	(76,875)	22.42	(3,750)	14.00

Outstanding as of September 30, 2011	7,759,152	17.09	3,418,139	14.00

        The following table summarizes information about nonvested common stock options:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted average grant-date fair value	Quantity	Weighted average grant-date fair value
Nonvested as of December 31, 2010	4,204,468	$10.97	2,276,667	$2.80
Granted	933,125	12.30	512,500	2.80
Vested	(1,521,169)	11.44	(738,329)	2.80
Forfeited	(159,271)	9.74	(69,688)	2.80

Nonvested as of September 30, 2011	3,457,153	11.32	1,981,150	2.80

        As of September 30, 2011, the total compensation cost related to unvested granted awards not yet recognized of $18,067 is to be recognized over a weighted average period of 2.8 years.

10.   INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on the US legislation, the Russian tax legislation, the Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). The Russian- and Kazakh-based companies are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan was 20% in 2010 and nine months ended September 30, 2011. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by the Russian subsidiaries. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9%.

        The Company's effective income tax rate was 35% and 43% for the three months ended September 30, 2010 and September 30, 2011, respectively, and 35% and 39% for the nine months

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

ended September 30, 2010 and September 30, 2011, respectively. In the three- and nine-months periods ended September 30, 2011, the Company's effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2011 in respect of the DTV trade name and certain of our regional broadcasting licenses. The impairment loss decreased the Company's income before tax by $16.8 million and decreased income tax expense by $3.4 million. Net of the impairment loss, the Company's effective tax rate for the three- and nine-months periods ended September 30, 2011 would have been 35% and 37%, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Operating environment

        Russia and Kazakhstan continue to implement economic reforms and to develop the legal, tax and regulatory frameworks to support a market economy. The future stability of the Russian and Kazakh economies is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by their governments.

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. In the nine months ended September 30, 2011, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the global financial crisis. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

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

        In the third quarter of 2011, the value of the Russian ruble began to depreciate against the US dollar. During that period the ruble depreciated approximately 12% against the US dollar, which reversed the trend of the ruble appreciating against the US dollar during the first and second quarters of 2011, with an overall decrease during the nine months ended September 30, 2011 of approximately 4%.

        If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Television advertising sales

        In the Russian television market, national television advertising historically was not placed directly with broadcasters. Instead, sales houses, including Video International, historically controlled the placement of a large portion of national television advertising. In Russia, the Company had several agreements with Video International for the placement of advertising on each of the Networks and Television Station Groups. In Kazakhstan the Company continues to place all of its national advertising through Video International.

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

        The Company has also implemented a new model of cooperation with Video International. Under the terms of this agreement, the Company pays Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of the Company's Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising). The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis. The new agreement has a five-year term, running through the end of 2015, and may be unilaterally terminated by either party effective January 1st of any year during the term without penalty, provided that such party provides written notice of termination not later than 180 days before such date. In August 2011, the parties entered into an amendment to this agreement under which they agreed to exclude revenues from the airing of federal and regional sponsorship advertising for the period starting August 1, 2011 and ending December 31, 2011.

        In addition to the agreement between the Company's sales house and Video International described above, a number of the Company's owned-and-operated regional stations have signed agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. Under the terms of such agreements, the Company pays Video International a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Video International under such agreements annually is 12% of the regional station's total gross advertising revenues, including VAT. The parties have also agreed that the commission payable to Video International under those agreements may be subject to reduction upon mutual consent of the parties on an annual basis.

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

        The Company may be unsuccessful, especially in the short-term, in effectively completing the transaction to its current system of advertising sales and producing the same advertising volumes and revenues, at the same margins, as it has enjoyed historically.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses, trademarks and goodwill, which have indefinite lives and represent a significant portion of the Company's total assets. Assets with indefinite useful lives are not subject to amortization but are tested for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number of factors which could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        As of September 30, 2011, the Company had recorded a noncash impairment charge that had a net effect on its net income of $13,474, including the impairment charge of $8,909 related to the trade name of DTV Network, and $4,565 related to several regional broadcasting licenses. Although the Company continues to project future long-term growth in cash flows, such growth is lower than that assumed in the impairment reviews performed as of December 31, 2010 and the first half of 2011, primarily due to more conservative forecast for advertising market growth for 2012 and thereafter. In addition, the DTV Network reporting unit and DTV umbrella broadcasting license are sensitive to DTV's audience share assumptions. During the nine months of 2011, the audience share of DTV channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. As the result of the impairment review performed as of September 30, 2011, the Company concluded that fair values of the DTV reporting unit, DTV broadcasting licenses and other regional broadcasting licenses (other than those described above) exceeded their carrying values. However, due to the revision of forecasted operating results in response to decreased DTV's audience share forecast and decreased forecast in advertising market growth for 2012 and in the medium-term, the excess of fair values over carrying values of the DTV reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 5% and 15%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests. See Note 2. The Company considers all current information in respect of determining the need for or calculating any

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

impairment charge, however, future changes in events or circumstances, such as adverse changes in the economy and television advertising market, further decreases in the Company's audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment losses that could have an adverse impact on its net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. The transition to digital broadcasting also could adversely impact the Company's operations or the value of its broadcasting licenses and goodwill.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of September 30, 2011, such commitments amounted to $219,460 (at the US dollar/ruble exchange rate as of September 30, 2011). The Company is obligated to pay $77,952, $89,480, $39,366 and $12,662 in 2011, 2012, 2013 and 2014, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of September 30, 2011, these commitments amounted to $700 (at the US dollar/ruble exchange rate as of September 30, 2011), all of which is payable in 2011.

        The Company also has commitments to purchase transmission and satellite services. As of September 30, 2011, these commitments amounted to $85,131 (at the US dollar/ruble exchange rate as of September 30, 2011), of which $4,373, $17,839, $19,445, $21,001 and $22,473 are payable in the years from 2011 to 2015, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

        Also, the Company has commitments for cable connections to secure the right of its stations to be connected by cable to additional households. As of September 30, 2011, these commitments amounted to $8,918 (at the US dollar/ruble exchange rate as of September 30, 2011), of which $1,799, $2,191, $2,191, $2,191 and $546 are payable in the years from 2011 to 2015, respectively.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        On December 30, 2010, a Company entered into definitive lease agreements in respect of new headquarters facilities in Moscow. These definitive leases have retroactive effect from November 17, 2010. Pursuant to the lease agreements, the Company is leasing an aggregate of 7,000 square meters of office space in an office building in central Moscow. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.424 per square meter per annum (at the exchange rate as of September 30, 2011), for a total of approximately $2,966 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 will be approximately $0.402 per square meter per annum (at the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

exchange rate as of September 30, 2011), thus the total amount of the rent for the first year will be approximately $2,811.

        On April 4, 2011, the Company entered into definitive lease agreements in respect of additional space of 2,365 square meters in these headquarters. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.470 per square meter per annum (at the exchange rate as of September 30, 2011), for a total of approximately $1,112 per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting April 4, 2011 ending April 3, 2012 will be approximately $0.314 per square meter per annum (at the exchange rate as of September 30, 2011), thus the total amount of the rent for the first year will be approximately $742.

        In addition to the lease payments described above, the Company is also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services, in total amount of $564.

Income Taxes

        As of December 31, 2010 and September 30, 2011, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,280 and $5,404, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,464 and $3,453, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of successfully being challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,210 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $215 of the total $2,210 potential increase could occur within 12 months from September 30, 2011. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspections of DTV Network, Domashny Network, and one of the Company's production subsidiaries, and certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term was $2,107 as of September 30, 2011.

        The tax years ended December 31, 2008, 2009 and 2010 and the nine months ended September 30, 2011 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2006 through 2010 and the nine months ended September 30, 2011 remain subject to examination by the Kazakh tax authorities.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2010 and September 30, 2011. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2010 and September 30, 2011, the Company included accruals for contingencies related to non-income taxes totaling $5,023 and $5,030, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,589 and $3,577, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2011, management estimates such contingencies related to non-income taxes to be up to approximately $650.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   SEGMENT INFORMATION

	Three months ended September 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$80,279	$273	$38,673	$757,416	$(309)	$(33,900)	$(1,446)	$—
Domashny Network	14,305	—	2,073	52,649	(231)	(8,586)	—	—
DTV Network	9,221	—	(1,061)	176,000	(670)	(7,040)	—	—
CTC Television Station Group	15,315	423	10,456	118,441	(538)	(74)	—	—
Domashny Television Station Group	2,309	587	349	50,509	(380)	—	—	—
DTV Television Station Group	887	6	(1,484)	95,451	(1,030)	—	—	—
CIS Group	2,675	—	(356)	21,091	(148)	(1,633)	—	—
Production Group	122	10,624	440	44,839	(38)	—	(9,607)	—
Business segment results	$125,113	$11,913	$49,090	$1,316,396	$(3,344)	$(51,233)	$(11,053)	$—

Eliminations and other	152	(11,913)	(11,833)	(395,093)	(76)	1,833	9,744	—
Consolidated results	$125,265	$—	$37,257	$921,303	$(3,420)	$(49,400)	$(1,309)	$—

	Three months ended September 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$94,945	$134	$29,139	$786,334	$(1,045)	$(43,338)	$(919)	$—
Domashny Network	20,870	2	3,012	62,723	(477)	(11,214)	—	—
DTV Network	13,034	—	(9,065)	163,072	(722)	(5,618)	—	(11,136)
CTC Television Station Group	21,234	579	10,396	93,149	(536)	—	—	(3,533)
Domashny Television Station Group	3,435	967	1,053	54,280	(506)	—	—	(413)
DTV Television Station Group	1,499	422	(3,181)	117,649	(1,233)	—	—	(1,761)
CIS Group	4,086	—	(671)	25,053	(169)	(3,047)	—	—
Production Group	109	6,097	(543)	46,515	(12)	—	(6,020)	—
Business segment results	$159,212	$8,201	$30,140	$1,348,775	$(4,700)	$(63,217)	$(6,939)	$(16,843)

Eliminations and other	366	(8,201)	(3,622)	(380,767)	(80)	381	5,968	—
Consolidated results	$159,578	$—	$26,518	$968,008	$(4,780)	$(62,836)	$(971)	$(16,843)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

	Nine months ended September 30, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$244,173	$1,117	$109,166	$757,416	$(885)	$(112,576)	$(3,762)	$—
Domashny Network	43,707	—	8,403	52,649	(650)	(24,224)	—	—
DTV Network	29,006	50	(2,748)	176,000	(2,037)	(21,020)	(203)	—
CTC Television Station Group	44,037	1,223	29,397	118,441	(1,672)	(227)	—	—
Domashny Television Station Group	6,567	1,634	1,284	50,509	(1,098)	—	—	—
DTV Television Station Group	2,534	18	(4,489)	95,451	(3,009)	—	—	—
CIS Group	7,812	20	(1,838)	21,091	(445)	(4,985)	—	—
Production Group	781	27,188	757	44,839	(119)	—	(23,926)	—
Business segment results	$378,617	$31,250	$139,932	$1,316,396	$(9,915)	$(163,032)	$(27,891)	$—

Eliminations and other	347	(31,250)	(33,590)	(395,093)	(239)	5,843	24,002	—
Consolidated results	$378,964	$—	$106,342	$921,303	$(10,154)	$(157,189)	$(3,889)	$—

	Nine months ended September 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$331,066	$390	$110,255	$786,334	$(2,310)	$(149,250)	$(1,851)	$—
Domashny Network	64,938	7	10,316	62,723	(952)	(33,503)	—	—
DTV Network	41,610	—	(8,720)	163,072	(2,239)	(23,292)	—	(11,136)
CTC Television Station Group	64,453	1,518	39,082	93,149	(1,625)	—	—	(3,533)
Domashny Television Station Group	10,127	2,618	3,172	54,280	(1,387)	—	—	(413)
DTV Television Station Group	4,380	1,054	(6,255)	117,649	(3,665)	—	—	(1,761)
CIS Group	11,978	—	310	25,053	(441)	(6,752)	—	—
Production Group	175	18,904	(849)	46,515	(47)	—	(17,484)	—
Business segment results	$528,727	$24,491	$147,311	$1,348,775	$(12,666)	$(212,797)	$(19,335)	$(16,843)

Eliminations and other	875	(24,491)	(23,120)	(380,767)	(259)	3,750	17,539	—
Consolidated results	$529,602	$—	$124,191	$968,008	$(12,925)	$(209,047)	$(1,796)	$(16,843)

        In September 2010, the Company established its own sales house, Closed Joint Stock Company "EvereST-S", which serves as the exclusive advertising sales agent for all of its Russian Networks and Television Station Groups in respect of Moscow-based clients, effective January 1, 2011. See Note 11, "Television advertising sales". The sales house does not represent an operating segment but rather a functional sales department. The sales house expenses are allocated to the Company's reportable segments based on the revenues earned by each of the segments.

13.   SUBSEQUENT EVENTS

        On October 26, 2011, the Company's board of directors declared a dividend of $0.22 per outstanding share of common stock, or approximately $34,606 in total, which will be paid on or about December 31, 2011 to shareholders of record as of December 1, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2011. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on March 1, 2011 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and DTV (effective October 2011 operating under the "Peretz" brand); one television network in Kazakhstan—Channel 31; and a television channel in Moldova, all offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

        Our operations are currently organized into eight business segments: CTC Network, Domashny Network, DTV Network, CTC Television Station Group, Domashny Television Station Group, DTV Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network operates the CTC channel, which currently has a principal target audience of 6-54 year-old viewers. CTC's technical penetration is 93.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny operates Domashny, or "Home" channel, which is currently targeted principally at 25-60 year-old women. Starting January 2012, Domashny channel will focus on 25 to 59 year-old female viewers. Domashny's technical penetration is 81.6% with its signal covering approximately 62 million people in Russia.

  •
  DTV Network.  We acquired DTV Network in 2008. Effective October 2011, as a result of the Company's strategic review of the positioning of the channel, DTV Network operates under a new brand—"Peretz". The rebranding will be accompanied by changes in the programming grid, including launches of new formats. DTV channel's target audience was 25-54 year-old viewers. Starting January 2012, Peretz will focus on 25 to 59 year-old viewers. The key genre for the channel will be "reality" in various formats, including live shows and reality series. DTV's technical penetration is 72.5% with its signal covering approximately 60 million people in Russia.

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

  Production Group

  •
  Production Group.  Our Production Group comprises our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks. In July 2011, we established Story First Production, a new united content production company, under which the Costafilm and Soho Media platforms will subsequently be merged into a single subsidiary.

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

        Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and DTV, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the third quarter of 2011, some large advertisers have reduced their planned advertising expenditures for the second half of 2011. Though the overall Russian television advertising spending increased when comparing the nine months ended September 30, 2011 to the same period of 2010, and we anticipate that advertising market in 2011 as a whole will be higher than in 2010, we anticipate that such growth will be lower than previously forecasted. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In the third quarter of 2011, the value of the Russian ruble began to depreciate against the US dollar. During that period the ruble depreciated approximately 12% against the US dollar, which reversed the trend of the ruble appreciating against the US dollar during the first and second quarters of 2011, with an overall decrease during the nine months ended September 30, 2011 of approximately 4%. However, when compared with 2010, the average exchange rate of the ruble against the US dollar was still approximately 5% higher in the three- and nine months ended September 30, 2011 than in the corresponding periods of 2010.

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

        In September 2010, we established our own sales house, which now serves as the exclusive advertising sales agent for all of our networks in Russia from January 1, 2011. At the same time we agreed a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Our sales house is responsible for all of our national and regional advertising sales, with the exception of advertising sales to local clients of our regional stations, which continue to be made through Video International. See "—Our Agreements with Video International", "—Critical Accounting Policies, Estimates and Assumptions" below, and "Item 1A. Risk Factors—Recent changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; Domashny's advertising has generally been placed on the basis of our ratings in Domashny's current target audience, 25-60 year-old women; and DTV's advertising has generally been placed on the basis of our ratings in DTV's current target audience, 25-54 year-old viewers. Starting January, 2012, Domashny channel will focus primarily on 25-59 year-old women. Effective October, 2011, as a result of the Company's strategic review of the positioning of DTV channel, the DTV network operates under a new brand—"Peretz". Starting January, 2012, Peretz will focus primarily on 25-59 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, which is sold primarily in rubles, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares. Due to the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be modest. In addition, because of the current economic instability, the sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell.

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

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and sponsorship revenues, as well as placement by Video International of national advertising by certain of its subsidiaries). The parties entered into an amendment to this agreement under which they agreed to exclude revenues from the airing of federal and regional sponsorship advertising from the period starting August 1, 2011 and ending December 31, 2011. We expect that the overall compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

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

Lease Agreements

        We are party to two lease agreements in respect to our headquarters facilities in Moscow, effective November 17, 2010. These two lease agreements cover separate floors in the building, and contain identical terms, other than with respect to the premises covered and the applicable aggregate lease and other payments. Pursuant to these two lease agreements we are leasing an aggregate of 7,000 square meters of office space in central Moscow. The lease agreements have 10-year initial terms and we have the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $424 per square meter per annum (at the exchange rate as of September 30, 2011), for a total of approximately $3.0 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease agreements starting November 17, 2010 ending November 16, 2011 is approximately $402 per square meter per annum (at the exchange rate as of September 30, 2011), thus the total amount of the rent for the first year will be approximately $2.8 million. In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the respective lease agreement. Under the terms of these lease agreements, we concluded a maintenance services agreement with the building management company, at an aggregate annual rate of approximately $0.3 million, exclusive of VAT, for each of the first three years; such amount does not include utilities. After the third anniversary of the maintenance service agreement, the parties have the right to renegotiate maintenance prices. We have an expansion option and a right of first offer on any additional space that becomes available in the building at the then-current market rent.

        On April 4, 2011, we entered into definitive lease agreements in respect of an additional 2,365 square meters of office space in our headquarters buildings. The lease agreement has 10-year initial term and we have the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $470 per square meter per annum (at the exchange rate as of September 30, 2011), for a total of approximately $1.1 million per year inclusive of all taxes and levies and exclusive of VAT. The base rent for the first year of the lease starting April 4, 2011 ending April 3, 2012 will be approximately $314 per square meter per annum (at the exchange rate as of September 30, 2011), thus the total amount of the rent for the first year will be approximately $0.7 million. The lessors may unilaterally increase the base rent once a year by a maximum of 4% of the rate effective as of the date of the increase, starting from the fourth anniversary of the lease. In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services.

Recent Acquisitions and Disposals

        During the nine months ended September 30, 2011, we completed acquisitions of 100% stakes in four regional television stations in Tomsk, Omsk and Orenburg for total cash consideration of $11.1 million. In addition, we acquired a 92% stake in three television stations in the Samara region for $6.9 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. In addition to the policies that existed at December 31, 2010, effective January 1, 2011, we established a revenue recognition policy to reflect recent changes in our sales structure to account for advertising sales made directly to advertisers and their agencies under sales arrangements with them. See "—Revenue recognition" below. The preparation of our unaudited condensed consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        As of September 30, 2011, we recorded non-cash impairment charge totaling $16.8 million. Of the total impairment charges, $11.1 million related to the impairment of the DTV trade name, due to re-branding of DTV channel, and $5.7 million related to the impairment of certain of our regional broadcasting licenses. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests", and "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income." Also, we believe our critical accounting policies relate to the following matters: foreign currency translation, programming rights, stock-based compensation expense, accounting for acquisitions, goodwill and other intangible assets, and accounting for income taxes. These critical accounting policies involve the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements and are described in detail in our Annual Report on Form 10-K.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
REVENUES:
Advertising	93.8%	96.8%	94.8%	97.7%
Sublicensing	5.9	2.5	4.9	1.8
Other revenue	0.3	0.7	0.3	0.5

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(6.8)	(6.9)	(7.2)	(6.1)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(12.9)	(22.4)	(12.9)	(22.0)
Stock based compensation	(7.3)	(0.5)	(6.6)	(2.9)
Amortization of programming rights	(39.4)	(39.4)	(41.5)	(39.5)
Amortization of sublicensing rights and own production cost	(1.0)	(0.6)	(1.0)	(0.3)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.7)	(3.0)	(2.7)	(2.4)
Impairment loss	0.0	(10.6)	0.0	(3.2)

Total operating expenses	(70.3)	(83.4)	(71.9)	(76.6)

Operating income	29.7	16.6	28.1	23.4
Foreign currency gains (losses)	0.1	(1.3)	0.3	(0.1)
Interest income	0.9	0.8	0.9	0.7
Interest expense	(0.2)	(0.1)	(0.3)	(0.1)
Other non-operating income, net	0.0	2.8	0.5	0.9
Equity in income of investee companies	0.0	0.1	0.1	0.1

Income before income tax	30.7	18.9	29.5	25.0

Income tax expense	(10.6)	(8.1)	(10.2)	(9.7)

Consolidated net income	20.1	10.8	19.3	15.3

Income attributable to noncontrolling interest	(0.7)	(0.6)	(0.7)	(0.7)

Net income attributable to CTC Media, Inc. stockholders	19.4%	10.3%	18.6%	14.7%

        Our advertising revenues for the three- and nine-month periods ended September 30, 2010 are presented net of agency commissions payable to Video International under the agency agreements that were in place prior to 2011. Effective 2011, following a change in our sales structure and our contractual relationships with Video International, we no longer pay agency commissions to Video International in respect of national advertising and local advertising to Moscow-based clients. Under the terms of our current agreements we license Video International's proprietary advertising software package. In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. The compensation fees payable to Video international for use of advertising software, related maintenance and analytical support and consulting services are included in our selling, general and administrative expenses. See "—Critical accounting policies"—Revenue recognition above. The effect of such change in presentation of fees payable to Video International results in an increase in the amounts of both our advertising revenues and selling, general and administrative expense at our Networks and Station Groups as compared to previous periods. When comparing the three months ended September 30, 2010 and 2011, such increase amounted to $16.6 million, including $10.9 million, $2.0 million, $1.2 million, $2.1 million, $0.3 million and $0.1 million in CTC, Domashny and DTV Networks, and CTC, Domashny and DTV Station Groups, respectively. When comparing the nine months ended September 30, 2010 and 2011, such increase amounted to $50.4 million, including $33.8 million, $6.0 million, $3.6 million, $5.8 million, $0.9 million and $0.3 million in CTC, Domashny and DTV Networks, and CTC, Domashny and DTV Station Groups, respectively.

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months ended September 30, 2010 and 2011

  Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$80,552	$95,079	$245,290	$331,456
Change period-to-period		18.0%		35.1%
Domashny Network	14,305	20,872	43,707	64,945
Change period-to-period	—	45.9%	—	48.6%
DTV Network	9,221	13,034	29,056	41,610
Change period-to-period	—	41.4%	—	43.2%
CTC Television Station Group	15,738	21,813	45,260	65,971
Change period-to-period	—	38.6%	—	45.8%
Domashny Television Station Group	2,896	4,402	8,201	12,745
Change period-to-period	—	52.0%	—	55.4%
DTV Television Group	893	1,921	2,552	5,434
Change period-to-period	—	115.1%	—	112.9%
CIS Group	2,675	4,086	7,832	11,978
Change period-to-period	—	52.7%	—	52.9%
Production Group	10,746	6,206	27,969	19,079
Change period-to-period	—	(42.2)%	—	(31.8)%
Eliminations and other	(11,761)	(7,835)	(30,903)	(23,616)

Total	$125,265	$159,578	$378,964	$529,602

Change period-to-period	—	27.4%	—	39.7%

        Our advertising revenues for the three and nine months ended September 30, 2010 are presented net of agency commissions paid to Video International. Effective 2011, due to the change in our sale structure and in our contractual relationships with Video International described above, we present our Russian advertising revenues, except for the regional advertising revenues from local clients, gross of compensation payable to Video International. See "—Critical accounting policies—Revenue recognition" above. When comparing the three and nine months ended September 30, 2010 and 2011, our total operating revenues increased by 27.4% and 39.7%, respectively, of which an increase of 14.9% and 16.4%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating revenues increased by 12.5% and 23.3%, respectively, in these periods. Such increase primarily reflects the growth of the Russian television advertising market in 2011 compared to 2010, resulting in higher advertising rates.

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, which resulted in a decrease in overall advertising spending. Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and DTV, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the third quarter of 2011, some large advertisers have reduced their initially planned advertising expenditures for the second half of 2011. Though the overall Russian television advertising spending increased when comparing the nine months ended September 30, 2011 to the same period of 2010, and we anticipate that advertising market in 2011 as a whole will be higher than in 2010, we anticipate that such growth will be lower than previously forecasted. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

  Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$72,950	$90,603	$226,645	$321,237
Change period-to-period	—	24.2%	—	41.7%
Domashny Network	14,356	20,868	43,637	64,855
Change period-to-period	—	45.4%	—	48.6%
DTV Network	9,139	12,905	28,434	41,461
Change period-to-period	—	41.2%	—	45.8%
CTC Television Station Group	15,269	21,157	43,908	64,141
Change period-to-period	—	38.6%	—	46.1%
Domashny Television Station Group	2,239	3,376	6,363	9,936
Change period-to-period	—	50.8%	—	56.2%
DTV Television Group	885	1,482	2,528	4,301
Change period-to-period	—	67.5%	—	70.1%
CIS Group	2,660	4,050	7,770	11,560
Change period-to-period	—	52.3%	—	48.8%
Production Group		—	346	42
Change period-to-period	—	—	—	(87.9)%
Eliminations and other	6	(9)	(232)	(51)

Total	$117,504	$154,432	$359,399	$517,482

Change period-to-period	—	31.4%	—	44.0%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT. In 2010, our advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure and in our contractual relationships with Video International, our advertising revenues are presented gross of compensation payable to Video International. See—"Critical accounting policies—Revenue recognition" above. Our advertising revenue increased by 31.4% and 44.0%, respectively, when comparing the three-and nine-month periods under review, of which increases of 16.2% and 17.7%, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by 15.2% and 26.3%, respectively, when comparing the three- and nine-month periods under review.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We generally place the CTC Network's advertising on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; we generally place the Domashny Network's current advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and we generally place the DTV Network's advertising on the basis of our ratings in DTV's current target audience, 25-54 year-old viewers. Starting January, 2012, Domashny channel will focus primarily on 25-59 year-old women. Effective October, 2011, as a result of the Company's strategic review of the positioning of DTV channel, the DTV network operates under a new brand—"Peretz". Starting January, 2012, Peretz will focus primarily on 25-59 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        CTC Network.    CTC Network's advertising revenue increased by 24.2% and 41.7%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 16.1% and 18.4%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Network's advertising revenues increased by 8.1% and 23.3%, respectively, during the three- and nine-month periods under review. When comparing the nine-month periods under review, the increase was mainly due to increases in advertising prices, partially offset by decreased audience share. When comparing the three-month periods under review, the increase was due to the appreciation of the Russian ruble against the US Dollar. Net of this effect, the segment's advertising revenues were approximately flat in ruble terms, reflecting the channel's decreased audience share which offset the increase in advertising rates in third quarter of 2011 compared with the same period of 2010. The average target audience share of the CTC Network decreased from 11.6% to 9.9%, when comparing the three months ended September 30, 2010 and 2011, and from 12% to 10.8%, when comparing the nine months ended September 30, 2010 and 2011. The average overall audience share of the CTC Network decreased from 8.5% to 7.2%, when comparing the three months ended September 30, 2010 and 2011, and from 8.7% to 7.7%, when comparing the nine months ended September 30, 2010 and 2011. The decrease in target audience share was primarily the result of increased competition and the relative underperformance of certain of our programming. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Domashny Network's advertising revenue increased by 45.4% and 48.6%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 17.5% and 17.8%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Network's advertising revenues increased by 27.9% and 30.8%, respectively, during the three- and nine-month periods under review, principally due to increases in advertising prices. The average target audience share of the Domashny Network was flat at 3.3% when comparing the three months ended September 30, 2010 and 2011, and decreased from 3.3% to 3.1%, when comparing the nine months ended September 30, 2010 and 2011. The average overall audience share of the Domashny Network was flat at 2.4% when comparing the three months ended September 30, 2010 and 2011, and at 2.3% when comparing the nine months ended September 30, 2010 and 2011. The decrease in target audience share when comparing the nine months ended September 30, 2010 and 2011was the result of increased competition.

        DTV Network.    DTV Network's advertising revenue increased by 41.2% and 45.8%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 16.5% in the three- and nine-month periods under review relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Network's advertising revenues increased by 24.7% and 29.3%, respectively, during the three- and nine-month periods under review, principally due to increases in advertising prices. The average target audience share of the DTV Network remained flat at 2.0% when comparing the three- and nine-month periods ended September 30, 2010 and 2011. The average overall audience share of the DTV Network decreased from 1.9% to 1.6%, when comparing the three months ended September 30, 2010 and 2011, and from 1.8% to 1.7%, when comparing the nine months ended September 30, 2010 and 2011. The decrease in overall audience share over the periods under review was the result of increased competition. As a result of ongoing strategic review of the positioning of the DTV channel, our management initiated changes to the channel's brand identity. Effective October 2011, the DTV Network operates under a new brand—"Peretz".

        See also Item 1A Risk factors—"—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 38.6% and 46.1%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 16.7% and 17.2%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Television Station Group's advertising revenues increased by 21.9% and 28.9%, respectively, when comparing the three- and nine-month periods under review, primarily due to increases in advertising rates, partially offset by decreased audience share of CTC channel.

        Advertising revenues of the Domashny Television Station Group increased by 50.8% and 56.2%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 18.9% and 19.4%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Television Station Group's advertising revenues increased by 31.9% and 36.8%, respectively, during the three- and nine-month periods under review, principally due to increased advertising rates.

        Advertising revenues of the DTV Television Station Group increased by 67.5% and 70.1%, respectively, when comparing the three- and nine-month periods under review, of which an increase of 19.9% and 19.6%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, DTV Television Station Group's advertising revenues increased by 47.6% and 50.5%, respectively, during the three- and nine-month periods under review, primarily due to increases in advertising prices.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the CIS Group increased by 52.3% and 48.8%, respectively, when comparing the three- and nine-month periods under review, primarily due to increases in audience share of Channel 31 and increased advertising rates.

  Sublicensing, own production and other revenue

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	$7,601	$4,476	$18,645	$10,219
Change period-to-period	—	(41.1)%	—	(45.2)%
DTV Network	82	129	622	149
Change period-to-period	—	57.3%	—	(76)%
CTC Television Station Group	469	656	1,466	$1,830
Change period-to-period	—	39.9%	—	24.8%
Domashny Television Station Group	657	1,026	1,838	2,809
Change period-to-period	—	56.1%	—	52.8%
DTV Television Group	8	439	35	1,134
Change period-to-period	—	5,387.5%	—	3140.0%
CIS Group	15	36	62	418
Change period-to-period	—	140%	—	574.2%
Production Group	10,745	6,206	27,623	19,037
Change period-to-period	—	(42.2)%	—	(31.1)%
Eliminations and other	(11,816)	(7,822)	(30,726)	(23,476)

Total	$7,761	$5,146	$19,565	$12,120

Change period-to-period		(33.7)%		(38.1)%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 41.1% and 45.2%, respectively, when comparing the three- and nine-month periods under review, primarily due to decreases in sublicensing sales to Ukraine.

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

  Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($41,879)	($65,940)	($136,124)	($221,201)
Change period-to-period	—	57.5%	—	62.5%
Domashny Network	(12,232)	(17,860)	(35,304)	(54,629)
Change period-to-period	—	46.0%	—	54.7%
DTV Network	(10,282)	(22,099)	(31,804)	(50,330)
Change period-to-period	—	114.9%	—	58.3%
CTC Television Station Group	(5,282)	(11,417)	(15,864)	(26,889)
Change period-to-period	—	116.1%	—	69.5%
Domashny Television Station Group	(2,547)	(3,349)	(6,917)	(9,573)
Change year-on-year	—	31.5%	—	38.4%
DTV Television Group	(2,377)	(5,102)	(7,042)	(11,689)
Change period-to-period	—	114.6%	—	66.0%
CIS Group	(3,031)	(4,757)	(9,670)	(11,668)
Change period-to-period	—	56.9%	—	20.7%
Production Group	(10,306)	(6,749)	(27,212)	(19,928)
Change period-to-period	—	(34.5)%	—	(26.8)%
Eliminations and other	(72)	4,213	(2,685)	496

Total	($88,008)	($133,060)	($272,622)	($405,411)

Change period-to-period	—	51.2%		48.7%
% of total operating revenues	70.3%	83.4%	71.9%	76.6%

        In 2010, our advertising revenue is presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure, our advertising revenues are presented gross of compensation payable to Video International. Compensation payable to Video International is included within selling, general and administrative expenses for the three and nine months ended September 30, 2011. Such compensation expenses include fees for use of advertising software, related maintenance and analytical support and consulting services. See "—Critical accounting policies—Revenue recognition" above.

        Our total operating expenses increased by 51.2% and 48.7%, respectively, when comparing the three-and nine-month periods under review, of which an increase of 24.0% and 23.2%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating expenses increased by 27.2% and 25.5%, respectively, when comparing the three- and nine-month periods under review.

        Total operating expenses as a percentage of total operating revenues were 70.3% and 83.4%, respectively, in the three months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues increased from 73.7% to 83.4% when comparing the three months ended September 30, 2010 and 2011. When comparing nine-month periods under review, our total operating expenses as a percentage of total operating revenues were 71.9% and 76.6%. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues increased from 75.2% to 76.6%, when comparing the nine months ended September 30, 2010 and 2011.

        When comparing the three- and nine-month periods under review, such increases were due to noncash impairment charge of $16.8 million recorded in the third quarter of 2011 in respect of the DTV trade name and of several regional broadcasting licenses. See "Item 1. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies", and "—Impairment charges" below.

        Net of the effect of impairment charge, when comparing the three-month periods under review, our total operating expenses as a percentage of total operating revenues decreased from 73.7% to 72.8%, due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses, amortization of sublicensing rights and own production and cost and stock-based compensation expense, partially offset by increases, as a percentage of operating revenues, in direct operating expenses, amortization of programming rights and depreciation and amortization expenses.

        When comparing the nine-month periods under review net of the effect of the noncash impairment charge described above, our total operating expenses as a percentage of total operating revenues decreased from 75.2% to 73.4%, due to decreases, as a percentage of operating revenues, in direct operating expenses, selling, general and administrative expenses, amortization of programming rights, stock-based compensation expense and depreciation and amortization expenses, partially offset by increases, as a percentage of operating revenues, in amortization of programming rights.

  Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($1,965)	($2,906)	($6,557)	($9,042)
Change period-to-period	—	47.9%	—	37.9%
Domashny Network	(1,657)	(1,793)	(4,901)	(5,644)
Change period-to-period	—	8.2%	—	15.2%
DTV Network	(958)	(1,442)	(3,059)	(4,268)
Change period-to-period	—	50.5%	—	39.5%
CTC Television Station Group	(1,835)	(2,200)	(5,654)	(6,555)
Change period-to-period	—	19.9%	—	15.9%
Domashny Television Station Group	(1,070)	(1,392)	(3,123)	(3,890)
Change period-to-period	—	30.1%	—	24.6%
DTV Television Group	(1,004)	(1,682)	(2,869)	(4,380)
Change period-to-period	—	67.5%	—	52.7%
CIS Group	(444)	(484)	(1,392)	(1,428)
Change period-to-period	—	9.0%	—	2.6%
Production Group	(236)	(285)	(1,682)	(1,024)
Change period-to-period	—	20.8%	—	(39.1)%
Eliminations and other	635	1,118	1,772	3,698

Total	($8,534)	($11,066)	($27,465)	($32,533)

Change period-to-period	—	29.7%		18.5%
% of total operating revenues	6.8%	6.9%	7.2%	6.1%

        Direct operating expenses as a percentage of total operating revenues were 6.8% and 6.9%, respectively, in the three months ended September 30, 2010 and 2011, and 7.2% and 6.1%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses as a percentage of total operating revenues increased from 6.0% to 6.9% when comparing the three months ended September 30, 2010 and 2011, and decreased from 6.4% to 6.1% when comparing the nine months ended September 30, 2010 and 2011.

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.4% and 3.1%, respectively, in the three months ended September 30, 2010 and 2011, and 2.7% in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues increased from 2.1% to 3.1%, when comparing the three months ended September 30, 2010 and 2011, and from 2.3% to 2.7%, when comparing the nine months ended September 30, 2010 and 2011. The increases in direct operating expenses when comparing the three- and nine- months periods under review were primarily due to the increases in salaries and benefits as a result of annual raises and transfers of some employees from other segments to CTC Network segment.

        At the Domashny Network, direct operating expenses as a percentage of this segment's total operating revenues were 11.6% and 8.6%, respectively, in the three months ended September 30, 2010 and 2011, and 11.2% and 8.7%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues decreased from 10.2% to 8.6% when comparing the three months ended September 30, 2010 and 2011, and from 9.9% to 8.7% when comparing the nine months ended September 30, 2010 and 2011. These decreases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were mainly due to increased revenue, partly offset by increases in network affiliation expenses.

        At the DTV Network, direct operating expenses as a percentage of this segment's total operating revenues were 10.4% and 11.1%, respectively, in the three months ended September 30, 2010 and 2011, and 10.5% and 10.3%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Network as a percentage of this segment's total operating revenues increased from 9.2% to 11.1% when comparing the three months ended September 30, 2010 and 2011, and from 9.4% to 10.3% when comparing the nine months ended September 30, 2010 and 2011. These increases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were primarily due to increases in salaries and benefits as the result of increased headcount.

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

        At the CTC Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 11.7% and 10.1%, respectively, in the three months ended September 30, 2010 and 2011, and 12.5% and 9.9%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues decreased from 10.3% to 10.1% when comparing the three months ended September 30, 2010 and 2011, and decreased from 11.1% to 9.9% when comparing the nine months ended September 30, 2010 and 2011. Such decreases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were mainly due to increased revenues, partly offset by increases in transmission costs.

        At the Domashny Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 36.9% and 31.6%, respectively, in the three months ended September 30, 2010 and 2011, and 38.1% and 30.5%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 33.3% to 31.6% when comparing the three months ended September 30, 2010 and 2011, and from 34.3% to 30.5% when comparing the nine months ended September 30, 2010 and 2011. These decreases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were mainly due to increased revenues, partially offset by increases in transmission costs.

        At the DTV Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 112.4% and 87.6%, respectively, in the three months ended September 30, 2010 and 2011, and 112.4% and 80.6%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the DTV Television Station Group as a percentage of this segment's total operating revenues decreased from 99.2% to 87.6% when comparing the three months ended September 30, 2010 and 2011, and decreased from 99.5% to 80.6% when comparing the nine months ended September 30, 2010 and 2011. These decreases in direct operating expenses as a percentage of this segment's total operating revenues when comparing the periods under review were mainly due to increased revenues, partially offset by increases in transmission costs.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 16.6% to 11.8% when comparing the three months ended September 30, 2010 and 2011, and from 17.8% to 11.9% when comparing the nine months ended September 30, 2010 and 2011, mainly due to increased revenues.

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

  Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($4,259)	($17,731)	($12,344)	($58,748)
Change period-to-period	—	316.3%	—	375.9%
Domashny Network	(1,759)	(4,384)	(5,491)	(14,530)
Change period-to-period	—	149.2%	—	164.6%
DTV Network	(1,614)	(3,273)	(5,485)	(9,394)
Change period-to-period	—	102.8%	—	71.3%
CTC Television Station Group	(2,835)	(5,061)	(8,319)	(14,913)
Change period-to-period	—	78.5%	—	79.3%
Domashny Television Station Group	(1,096)	(1,037)	(2,693)	(3,879)
Change period-to-period	—	(5.4)%	—	44.0%
DTV Television Group	(342)	(426)	(1,161)	(1,880)
Change period-to-period	—	24.6%	—	61.9%
CIS Group	(807)	(1,056)	(2,848)	(3,047)
Change period-to-period	—	30.9%	—	7.0%
Production Group	(422)	(430)	(1,480)	(1,325)
Change period-to-period	—	1.9%	.	(10.5)%
Eliminations and other	(3,011)	(2,410)	(9,100)	(8,959)

Total	($16,145)	($35,808)	($48,921)	($116,675)

Change period-to-period	—	121.8%		138.5%
% of total operating revenues	12.9%	22.4%	12.9%	22.0%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes. In addition, starting from January 1, 2011, our selling, general and administrative expenses include compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services (See "—Critical accounting policies—Revenue recognition" and "—Our agreements with Video International"). When comparing the three- and nine-month periods under review, our selling, general and administrative expenses increased by 121.8% and 138.5%, respectively, of which an increase of 112.4% and 121.1%, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, selling, general and administrative expenses increased by 9.4% and 17.4%, respectively, when comparing the three- and nine-month periods under review.

        Our selling, general and administrative expenses as a percentage of total operating revenues were 12.9% and 22.4%, respectively, in the three months ended September 30, 2010 and 2011, and 12.9% and 22.0%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of total operating revenues decreased from 23.1% to 22.4% when comparing the three months ended September 30, 2010 and 2011, and decreased from 23.1% to 22.0% when comparing the nine months ended September 30, 2010 and 2011.

        We have two lease agreements, pursuant to which we lease approximately 7,000 square meters of office space in an office building in central Moscow, effective November 17, 2010. In addition, on April 4, 2011, we entered into two additional lease agreements in respect of headquarters facilities in Moscow, pursuant to which we lease an additional of 2,365 square meters of office space in that office building. The lease agreements have 10-year initial terms and we have the right to extend the term for an additional 10-year period, at the current market rate. See "—Lease Agreements." We recognized rental expense related to these leases of approximately $1.2 million and $3.6 million, respectively, during the three- and nine-month periods under review and expect to recognize approximately $4.4 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of September 30, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues were 5.3% and 18.6%, respectively, in the three months ended September 30, 2010 and 2011, and 5.0% and 17.7%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues increased from 16.6% to 18.6% when comparing the three months ended September 30, 2010 and 2011, and increased from 16.5% to 17.7% when comparing the nine months ended September 30, 2010 and 2011, mainly due to increased salaries and benefits, increased advertising and promotion expenses and increases in rental expenses. The increase in salaries and benefits was due to annual raises, transfers of some employees from other segments to CTC Network segment, and increases in headcount in our sales function. The increase in advertising and promotion expenses as a percentage of this segment's total operating revenues was due to a reallocation of advertising costs from CTC Television Station Group, and increased promotion expenses for the launch of our internet web site.

        Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues were 12.3% and 21.0%, respectively, in the three months ended September 30, 2010 and 2011, and 12.6% and 22.4%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 22.9% to 21.0% when comparing the three months ended September 30, 2010 and 2011, and from 23.0% to 22.4% when comparing the nine months ended September 30, 2010 and 2011. These decreases in selling, general and administrative expenses as a percentage of this segment's total operating revenues when comparing the periods under review were primarily due to increased revenue, partly offset by increases in advertising and promotion expenses as the result of a reallocation of these costs from Domashny Television Station Group, and by the increase in salaries and benefits due to increases in headcount in our sales function.

        Selling, general and administrative expenses of the DTV Network as a percentage of this segment's total operating revenue were 17.5% and 25.1%, respectively, in the three months ended September 30, 2010 and 2011, and 18.9% and 22.6%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 27.1% to 25.1% when comparing the three months ended September 30, 2010 and 2011, and from 27.9% to 22.6% when comparing the nine months ended September 30, 2010 and 2011, primarily due to increased revenues. In addition to the factors noted above, when comparing the nine-months ended September 30, 2010 and 2011, the decrease was due to decreases in advertising and promotion expenses because of the later timing of advertising campaigns.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues were 18.0% and 23.2%, respectively, in the three months ended September 30, 2010 and 2011, and 18.4% and 22.6%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensations payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 27.6% to 23.2% when comparing the three months ended September 30, 2010 and 2011, and decreased from 27.7% to 22.6% when comparing the nine months ended September 30, 2010 and 2011, primarily due to increased revenues and decreases in advertising and promotion expenses as the result of the reallocation of these costs to CTC Network, partially offset by increases in salaries and benefits as result of increased headcount in our sales function.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues were 37.8% and 23.6%, respectively, in the three months ended September 30, 2010 and 2011, and 32.8% and 30.4%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 44.0% to 23.6%, when comparing the three months ended September 30, 2010 and 2011, and decreased from 39.5% to 30.4% when comparing the nine months ended September 30, 2010 and 2011, primarily due to increased segment revenues and decreases in advertising and promotion expenses.

        Selling, general and administrative expenses of the DTV Television Station Group as a percentage of this segment's total operating revenues were 38.3% and 22.2%, respectively, in the three months ended September 30, 2010 and 2011, and 45.5% and 34.6%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 45.6% to 22.2% when comparing the three months ended September 30, 2010 and 2011, and decreased from 51.7% to 34.6% when comparing the nine months ended September 30, 2010 and 2011, primarily due to increased revenue and decreases in advertising and promotion expenses because of the later timing of advertising campaigns. In addition to the factors noted above, when comparing nine-months periods, these decreases were partly offset by the accrual of provision for VAT on purchases that were determined as not recoverable.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 30.2% to 25.8% when comparing the three months ended September 30, 2010 and 2011, and from 36.4% and 25.4% when comparing the nine months ended September 30, 2010 and 2011, mainly due to increases in segment revenue.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses increased from 3.9% to 6.9% when comparing the three months ended September 30, 2010 and 2011, and increased from 5.3% and 6.9% when comparing the nine months ended September 30, 2010 and 2011, mainly due to the decreased revenues.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands)
Stock-based compensation expense	$(9,200)	$(756)	$(25,004)	$(15,592)

        The majority of stock-based compensation expense relates to stock options and equity-based awards granted to our executives and employees under our 2009 Stock Incentive Plan, and to stock options granted to our CEO in 2008. The decrease in stock-based compensation expense was principally due to the reversal of portion of the expense related to performance-based options and stock appreciation rights that are not expected to vest, and the fact that some options granted in 2007 and 2008 became fully vested.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $3.6 million for remainder of 2011, $7.4 million for 2012, $6.1 million for 2013, $0.9 million for 2014, and $0.1 million for 2015. For more details on our stock-based compensation transactions, see "Financial Statements—Note 9, Stock-Based Compensation."

  Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($33,900)	($43,338)	($112,576)	($149,250)
Change period-to-period	—	27.8%	—	32.6%
Domashny Network	(8,586)	(11,214)	(24,224)	(33,503)
Change period-to-period	—	30.6%	—	38.3%
DTV Network	(7,040)	(5,618)	(21,020)	(23,292)
Change period-to-period	—	(20.2)%	—	10.8%
CIS Group	(1,633)	(3,047)	(4,985)	(6,752)
Change period-to-period	—	86.6%	—	35.4%
Eliminations and other	1,759	381	5,616	3,750

Total	($49,400)	($62,836)	($157,189)	($209,047)

Change period-to-period	—	27.2%		33.0%
% of total operating revenues	39.4%	39.4%	41.5%	39.5%

        The amortization of programming rights as a percentage of total operating revenues was 39.4% in the three months ended September 30, 2010 and 2011, and 41.5% and 39.5%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of total operating revenues increased from 34.8% to 39.4%, when comparing the three months ended September 30, 2010 and 2011, and increased from 36.6% to 39.5% when comparing the nine months ended September 30, 2010 and 2011.

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights for the CTC Network segment, as a percentage of its total operating revenues, was 42.1% and 45.6%, respectively, in the three months ended September 30, 2010 and 2011, and 45.9% and 45.0%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 37.1% to 45.6% when comparing the three months ended September 30, 2010 and 2011, and increased from 40.3% to 45.0% when comparing the nine months ended September 30, 2010 and 2011. The increase in amortization of programming rights as a percentage of the segment's total operating revenues when comparing the periods under review was primarily due to a relatively more expensive programming mix and higher impairment charges in the later periods.

        Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, was 60.0% and 53.7%, respectively, in the three months ended September 30, 2010 and 2011, and 55.4% and 51.6%, respectively, in the nine months ended September 30, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues increased from 52.8% to 53.7% when comparing the three months ended September 30, 2010 and 2011, and from 48.8% to 51.6% when comparing the nine months ended September 30, 2010 and 2011, primarily due to the relatively more expensive programming mix and higher impairment charges in the later periods.

        Amortization of programming rights for the DTV Network segment, as a percentage of its operating revenues, was 76.3% and 43.1%, respectively, in the three months ended September 30, 2010 and 2011, and 72.3% and 56.0%, respectively, in the nine months ended September 30, 2010 and 2011.

Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of this segment's total operating revenues decreased from 67.5% to 43.1% when comparing the three months ended September 30, 2010 and 2011, and from 64.3% to 56.0% when comparing the nine months ended September 30, 2010 and 2011, primarily due to the relatively less expensive programming mix in the third quarter of 2011 when compared to 2010.

        Impairment charges at CTC Network were $1.3 million and $4.0 million, respectively, when comparing the three months ended September 30, 2010 and 2011, and $6.5 million and $16.1 million, respectively, when comparing the nine months ended September 30, 2010 and 2011. Impairment charges at Domashny Network were $1.0 million and $1.4 million, respectively, when comparing the three months ended September 30, 2010 and 2011, and $2.4 million and $4.3 million, respectively, when comparing the nine months ended September 30, 2010 and 2011. Impairment charges at DTV Network were $1.8 million and $1.8 million, respectively, when comparing the three months ended September 30, 2010 and 2011, and $4.1 million and $3.6 million, respectively, when comparing the nine months ended September 30, 2010 and 2011.

        The increase in impairment charges in CTC and Domashny Networks, when comparing the three- and nine-month periods under review was due to the changes in programming schedules in 2011, and underperformance of certain programming. The decrease in impairment charges in DTV Network, when comparing the three- and nine-month periods under review was due to the changes in programming grid in 2011. We will closely monitor our programming performance, particularly of CTC and DTV, during the fourth quarter of 2011, in connection with the development of the programming grids for 2012. If, as a result of that review, we decide that certain programming in the library will not be aired in 2012, this could potentially result in additional impairment charges in respect of such programming.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, increased from 61.0% to 74.6% when comparing the three months ended September 30, 2010 and 2011 due to the more expensive programming mix, and decreased from 63.6% to 56.4% when comparing the nine months ended September 30, 2010 and 2011, primarily due to increased segment revenues.

  Amortization of sublicensing rights and Own production cost

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($1,446)	($919)	($3,762)	($1,851)
Change period-to-period		(36.4)%		(50.8)%
Production Group	(9,607)	(6,020)	(23,926)	(17,484)
Change period-to-period		(37.3)%		(26.9)%
Eliminations and other	9,744	5,968	23,799	17,539

Total	($1,309)	($971)	($3,889)	($1,796)

Change period-to-period	—	(25.8)%		(53.8)%
% of total operating revenues	1.0%	0.6%	1.0%	0.3%

        Own production cost represents the cost of internally produced programming licensed to third parties as well as sold to other segments in our group.

        CTC Network.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three and nine-months periods under review was primarily due to decreased cost of internally produced series and sitcoms sold to Ukraine.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Intercompany expenses consist primarily of programming rights sold by our Production Group to our Networks.

  Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
CTC Network	($309)	($1,045)	($885)	($2,310)
Change period-to-period	—	238.2%	—	161.0%
Domashny Network	(231)	(477)	(650)	(952)
Change period-to-period	—	106.5%	—	46.5%
DTV Network	(670)	(722)	(2,037)	(2,239)
Change period-to-period	—	7.8%	—	9.9%
CTC Television Station Group	(538)	(536)	(1,672)	(1,625)
Change period-to-period	—	(0.4)%	—	(2.8)%
Domashny Television Station Group	(380)	(506)	(1,098)	(1,387)
Change period-to-period	—	33.2%	—	26.3%
DTV Television Group	(1,030)	(1,233)	(3,009)	(3,665)
Change period-to-period	—	19.7%	—	21.8%
CIS Group	(148)	(169)	(445)	(441)
Change period-to-period	—	14.2%	—	(0.9)%
Production Group	(38)	(12)	(119)	(47)
Change period-to-period	—	(68.4)%	—	(60.5)%
Eliminations and other	(76)	(80)	(239)	(259)

Total	($3,420)	($4,780)	($10,154)	($12,925)

Change period-to-period	—	39.8%	—	27.3%
% of total operating revenues	2.7%	3.0%	2.7%	2.4%

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

        Networks.    At the Network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense. When comparing the three- and nine-month periods under review, the increase in depreciation and amortization is due to the launch of the new digital broadcasting complex in July 2011.

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

  Impairment loss

        As of September 30, 2011, we recorded non-cash impairment charge totaling $16.8 million. Of the total impairment charges, $11.1 million related to the impairment of the DTV trade name, due to re-branding of DTV channel, and $5.7 million related to the impairment of certain of our regional broadcasting licenses, most of which were acquired in 2007-2008.

        In the annual impairment review performed at December 31, 2010, we concluded that the fair values of its reporting units and long-lived assets had increased, when compared to 2009 and 2008, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008. Although conditions generally improved in 2010, and our valuation model took into account those improvements, considerable uncertainty remains concerning global economic stability in the medium-term (2012-2015). Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and DTV, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the third quarter of 2011, some large advertisers have reduced their initially planned advertising expenditures for 2011 as a whole. Although we continue to project future long-term growth in cash flows, such growth is lower than that assumed in the impairment reviews performed as of December 31, 2010 and the first half of 2011, primarily due to more conservative forecast for advertising market growth for 2012 and thereafter.

        In addition, the DTV Network reporting unit and DTV umbrella broadcasting license are sensitive to DTV' audience share assumptions. During the nine months of 2011, the audience share of DTV channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. As the result of the impairment review performed as of September 30, 2011, we concluded that fair values of the DTV reporting unit, DTV broadcasting licenses and other regional broadcasting licenses (other than those described above) exceeded their carrying values. However, due to the revision of forecasted operating results in response to decreased DTV' audience share forecast and decreased forecast in advertising market growth for 2012 and in the medium-term, the excess of fair values over carrying values of the DTV reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 5% and 15%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests.

        We consider all current information in determining the need for or calculating the amount of any impairment charges, however, future changes in events or circumstances, such as adverse changes in the economy and television advertising market, the transition to digital broadcasting, decreases in our audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 1. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite—Lived Intangible Assets

Impairment Tests." See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

Foreign currency (losses) gains

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Foreign currency (losses) gains	$173	$(2,054)	$1,055	$(307)

        The functional currency of our Russian subsidiaries is the ruble. During the three months ended September 30, 2010 and 2011, the ruble appreciated approximately 2.6% and depreciated approximately 11.9% against the US dollar, respectively. During the nine months ended September 30, 2010 and 2011, the ruble depreciated approximately 0.5% and 4.4%, respectively.

        In the three and nine months ended September 30, 2010, our foreign currency gain primarily represents the impact of a gain on our forward contract and the impact of ruble depreciation on our dollar-denominated assets, partially offset by the impact of the ruble depreciation on our dollar-denominated liabilities. In the three and nine months ended September 30, 2011, our foreign currency losses primarily represent the impact of ruble depreciation on our dollar-denominated liabilities, partially offset by the impact of ruble depreciation on our dollar-denominated assets.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to a credit facility agreement, which was denominated in US dollars. On September 15, 2010 we purchased the last $15 million under this forward contract at a rate of RUR 28.84 for each $1.00. In October 2011, we entered into a foreign exchange forward contract with Alfa Bank to hedge a portion of our liabilities which was denominated in US dollars. On October 27, 2011, we purchased $38 million under this forward contract at a rate of RUR 31.40 for each $1.00. In addition, from time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars.

Interest income

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Interest income	$1,105	$1,207	$3,275	$3,946

        Interest income for the three- and nine-month periods under review primarily represents interest earned on our cash balances.

Interest expense

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Interest expense	$(242)	$(98)	$(1,150)	$(361)

        Our interest expense decreased over the nine-months periods under review primarily due to repayments of the total amount under a credit facility agreement during the first quarter of 2010.

Other non-operating income

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Other non-operating income	$62	$4,425	$2,043	$4,645

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale. In the three- and nine-months ended September 30, 2011, we recognized bargain gain in conjunction of acquisitions of regional stations. See also "Item 1. Financial Statements—Note 4, Investment transactions."

Income tax expense

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Income tax expense	$(13,261)	$(12,868)	$(38,835)	$(51,369)

        Our effective tax rate was 35% and 43% for the three months ended September 30, 2010 and September 30, 2011, respectively, and 35% and 39% for the nine months ended September 30, 2010 and September 30, 2011, respectively. In the three- and nine-months periods ended September 30, 2011, our effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2011 in respect of the DTV trade name and certain of our regional broadcasting licenses. See "—Impairment loss". The impairment loss decreased our income before tax by $16.8 million and decreased our income tax expense by $3.4 million. Net of the impairment loss, our effective tax rate for the three- and nine-months periods ended September 30, 2011 would have been 35% and 37%, respectively.

        The increase in our effective tax rate when comparing the nine-months periods ended September 30, 2010 and 2011 (adjusted for the nonrecurring items discussed above) was primarily due to an increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest.

Income attributable to noncontrolling interest

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Income attributable to noncontrolling interest	$(854)	$(884)	$(2,600)	$(3,606)

        In the three and nine months ended September 30, 2010 and September 30, 2011, income attributable to noncontrolling interest mostly relates to our consolidated owned-and-operated stations in the CTC Television Station Group, and to income in the CIS Group.

  Other comprehensive (loss) income attributable to controlling interest

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(in thousands, except percentages)
Other comprehensive (loss) income	$18,027	$(105,632)	$(3,804)	$(37,925)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. The ruble appreciated approximately 2.6% and depreciated approximately 11.9% against the US dollar during the three months ended September 30, 2010 and 2011, respectively. The ruble depreciated approximately 0.5% and 4.4%, respectively, during the nine months ended September 30, 2010 and 2011. Other comprehensive income (loss) in the periods under review reflects results of these translations, and resulted from the appreciation of the Russian ruble against the US dollar during the third quarter and depreciation during the first nine months of 2010, and depreciation of the Russian ruble against the US dollar during the third quarter and first nine months of 2011. See "—Foreign currency gains".

Consolidated Financial Position—Significant Changes in our Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 compared to December 31, 2010

  Short-term investments

        As of December 31, 2010 and September 30, 2011, short-term investments represent cash deposits with maturity in the range from three to nine months placed in Russian banks.

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased by $7.8 million from December 31, 2010 to September 30, 2011, mainly due to seasonally lower revenues in the third quarter of 2011 compared to the fourth quarter of 2010.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2010 to September 30, 2011 by $18.3 million primarily due to increases in advances made for Russian and foreign programming.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2010 to September 30, 2011 by $8.3 million was primarily due to the acquisition of Russian movies and sketchcoms and foreign movies during the nine-month period of 2011, which will be used during the remainder of 2011 and thereafter.

  Goodwill and Intangible assets

        Intangible assets decreased from December 31, 2010 to September 30, 2011 by $10.6 million, primarily due to the impairment charges of $16.8 million for the DTV trade name and certain of our regional broadcasting licenses recorded in the third quarter of 2011. See "—Impairment loss". In addition, when comparing intangible assets as of December 31, 2010 and September 30, 2011, the decrease in intangible assets was due to the depreciation of the Russian ruble against the US dollar and amortization. The decreases due to the factors described above were partially offset by acquisitions of Russian regional stations, resulting in the increases in broadcasting licenses, and new cable connections.

        Goodwill decreased from December 31, 2010 to September 30, 2011 by $1.2 million, of which a decrease of $11.2 relates to the depreciation of the Russian ruble against the US dollar, which was partially offset by the increase of $10.0 million due to purchase price allocations made for acquisitions of regional stations.

        See also "Item 1. Financial Statements—Note 6, Intangible assets, and—Note 7, Goodwill", and Item "1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests".

  Accounts payable

        Accounts payable decreased from December 31, 2010 to September 30, 2011 by $9.3 million primarily due to decreases in amounts due for acquisitions of foreign programming.

  Taxes payable

        Taxes payable decreased from December 31, 2010 to September 30, 2011 by $13.4 million primarily due to a decrease in VAT payable as a result of seasonally lower revenues in the third quarter of 2011 compared with the fourth quarter of 2010.

  Accrued liabilities

        Accrued liabilities decreased by $7.3 million from December 31, 2010 to September 30, 2011, primarily due to earn-out payments made in the nine months of 2011 related to our production company which were accrued as of December 31, 2010.

  Dividends payable

        On July 28, 2011, our Board declared a dividend of $0.22 per outstanding share of common stock, or approximately $34.6 million in total, which were paid on October 31, 2011 to shareholders of record as of September 1, 2011.

Liquidity and Capital Resources

        At September 30, 2011, we had $56.8 million in cash and cash equivalents, of which approximately 10% was held in US dollar-denominated accounts. In addition, at September 30, 2011 we had $75.3 million in deposits with maturities ranging from three to nine months, of which approximately 20% were held in US dollar-denominated accounts. We do not have in place a readily available line of credit or other alternative source of financing.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2010	2011
	(in thousands)
Net cash provided by operating activities:	$71,807	$56,993
Net cash used in investing activities:	(87,830)	(1,867)
Net cash used in financing activities:	(26,894)	(59,175)

        Our net cash flows from operating activities were $57.0 million for the nine months ended September 30, 2011 and reflected the net effect of increased advertising sales and higher operating cash expenditures, when comparing to the same period of 2010.

        Substantially all of our cash flows from operating activities throughout the periods under review derived from advertising revenues. Changes in our cash flows from operating activities primarily reflect changes in our advertising revenues over these periods. Our advertising revenues increased from $359.4 million to $517.5 million when comparing the nine-month periods under review, of which an increase of $50.4 million relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by $107.7 million, when comparing the nine-month periods under review.

        Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditure for the acquisition of programming and sublicensing rights amounted to $183.3 million and $254.0 million, respectively, during the nine months ended September 30, 2010 and 2011. The increase in cash paid for programming rights in the nine-month period of 2011 was primarily due to payments for Russian-produced and foreign programming that will be used in 2011 and thereafter.

        Amortization of programming rights, sublicensing rights and own production cost amounted to $161.1 million and $210.8 million, during the nine months ended September 30, 2010 and 2011, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, earnouts related to the acquisitions of our production companies and investments in or receipts from cash deposits. In the nine-month period ended September 30, 2010, we paid $12.8 million of 2009 earnouts related to our acquisitions of production companies, spent $11.8 million for capital expenditures of property, plant and equipment and intangible assets and made cash deposits of $64.7 million in Russian banks. In the nine-month period ended September 30, 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $18.0 million related to the acquisitions of new broadcasting stations. In addition, we spent $16.0 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. These cash payments were partially offset by net cash received from deposits in the amount of $38.6 million.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options and payments of dividends. In the nine-month period ended September 30, 2010, cash used in financing activities primarily includes repayment of all amounts outstanding under a credit facility agreement of $28.3 million, payment of dividends in the amount of $30.3 million and $3.8 million to our stockholders and minority shareholders of our owned-and-operated stations, respectively. These cash payments were partially offset by proceeds received from the exercise of stock options of $35.3 million. In the nine-month period ended September 30, 2011, cash used in financing activities primarily includes payment of dividends in the amount of $59.7 million to our stockholders, $4.8 million in dividends paid to minority shareholders, partially offset by proceeds of $5.4 million received from the exercise of stock options. See "Item 1. Financial Statements—Note 8, Stockholders' Equity".

        On October 26, 2011, our board of directors declared a cash dividend of $0.22 per outstanding share of common stock, or approximately $35 million in total, which will be paid on or about December 31, 2011 to shareholders of record as of December 1, 2011.

Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

Contractual obligations

        The table below summarizes the principal categories of our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Through 2011	2012 through 2013	2014 through 2015	Thereafter
	(in thousands)
Acquisition of programming rights	$219,460	$77,952	$128,846	$12,662	—
Transmission and satellite fees	$85,131	$4,373	$37,284	$43,474	—
Leasehold obligations	$47,838	$1,321	$9,280	$9,653	$27,584
Cable connections	$8,918	$1,799	$4,381	$2,738	—
Acquisition of format rights	$700	$700	—	—	—

Total(1)	$362,047	$86,145	$179,791	$68,527	$27,584

(1)
Accrued liabilities related to income taxes in the amount of $5.4 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        We are a party to lease agreements for new headquarters facilities in Moscow. See "—Lease Agreements." We recognized rental expense related to these leases of approximately $1.2 million and $3.6 million during the three- and nine-month periods ended September 30, 2011, respectively, and expect to recognize approximately $4.4 million annually for 2011-2020 (at the US dollar/ruble exchange rate as of September 30, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the nine months ended September 30, 2011, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $46.2 million and $25.5 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of November 3, 2011 was RUR 30.68 to $1.00. We do not use hedging arrangements for trading or speculative purposes.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the nine months ended September 30, 2011, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as described below.

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

        In response to this change in our sale structure, in addition to internal controls that were in place prior to 2011, we designed and implemented controls over sales transactions under the new direct arrangements with advertisers and their agencies to ensure that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US GAAP. Such controls include controls over the authorization of sales terms, cash collections and evaluation of creditworthiness of customers. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

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

The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising sponsorship revenues, as well as placement by Video International of national advertising by certain of its subsidiaries).

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

        We do not have extensive experience in making direct sales of national television advertising ourselves. In order to support this function, we have substantially increased the size of our internal sales force, and have implemented a range of new functions and systems with which we have had limited experience to date. We may be unsuccessful in maintaining these functions, and may be unable to continue to generate the same advertising volumes and revenues or margins under this new model of advertising sales as we did in the past. If we encounter difficulties in maintaining our sales house function, our advertising sales and revenues could suffer, and as a consequence our business, financial condition and results of operations could be materially adversely affected. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

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

        In particular from time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. For example, in the nine months ended September 30, 2011, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for the same period of 2010, due to increased competition from other television channels and relative underperformance of series launched during primetime. Such decrease in audience share led to lower than initially anticipated forecast for the growth in advertising sales for the full 2011 year. In addition, in the third quarter we re-launched our DTV network under the new brand, "Peretz". If this rebranding is unsuccessful, the audience share of this channel could be adversely affected.

        If we are unable to produce or secure a steady supply of high-quality programming, particularly in the key timeslots, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes by providing appropriate programming, our overall audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, and we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability.

        In the third quarter of 2011, some large advertisers have reduced their initially planned advertising expenditures for the second half of 2011. Though the overall Russian television advertising spending increased when comparing the nine months ended September 30, 2011 to the same period of 2010, and we anticipate that advertising market in 2011 as a whole will be higher than in 2010, we anticipate that such growth will be lower than previously forecasted. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        In June 2011, TNS Russia announced the increase in the size of the panel from 72 to 74 cities, which will result in re-weighting of other cities in the panel. These changes are effective starting from January 1, 2013. Based on our analysis, these changes may result in a slight decrease in the audience share of our channels, which may have a negative effect on our consolidated revenues.

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

        As a result of ongoing strategic review of the positioning of the DTV channel, our management initiated changes to the channel's brand identity. Effective October 2011, the DTV Network operates under a new brand—"Peretz". As a result of this rebranding initiative, in the third quarter of 2011, we recorded a non-cash charge of $11.1 million for the write-down of the DTV trade name. In addition, as a result of our impairment review performed as of September 30, 2011, we recorded non-cash impairment charges of $5.7 million for certain of our broadcasting licenses most of which were acquired in 2007-2008.

        In the annual impairment review performed at December 31, 2010, we concluded that the fair values of its reporting units and long-lived assets had increased, when compared to 2009 and 2008, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008. Although conditions generally improved in 2010, and our valuation model took into account those improvements, considerable uncertainty remains concerning global economic stability in the medium-term (2012-2015). Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and DTV, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the third quarter of 2011, some large advertisers have reduced their initially planned advertising expenditures for 2011 as a whole. Although we continue to project future long-term growth in cash flows, such growth is lower than that assumed in the impairment reviews performed as of December 31, 2010 and the first half of 2011, primarily due to more conservative forecast for advertising market growth for 2012 and thereafter.

        In addition, the DTV Network reporting unit and DTV umbrella broadcasting license are sensitive to DTV' audience share assumptions. During the nine months of 2011, the audience share of DTV channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share. As the result of the impairment review performed as of September 30, 2011, we concluded that fair values of the DTV reporting unit, DTV broadcasting licenses and other regional broadcasting licenses (other than those described above) exceeded their carrying values. However, due to the revision of forecasted operating results in response to decreased DTV' audience share forecast and decreased forecast in advertising market growth for 2012 and in the medium-term, the excess of fair values over carrying values of the DTV reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 5% and 15%, respectively, when compared with the fair values estimated during the annual 2010 impairment tests.

        We consider all current information in respect of determining the need for or calculating any impairment charge, however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests". In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. The transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. The Russian ruble depreciated against the US dollar approximately 16.5%, 2.9% and 0.8%, respectively, in 2008, 2009 and 2010. In the six-month period ended June 30, 2011,the Russian ruble appreciated against the US Dollar approximately 9%. During the third quarter of 2011, the Russian ruble depreciated against the US Dollar approximately 12%, resulting in overall depreciation of the Russian ruble against the US Dollar of approximately 4% in the nine-month period ended September 30, 2011. If the ruble depreciates further against the US dollar, our revenues and operating results for 2011 or future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of September 30, 2011 was $12.6 million.

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media businesses. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009, 2010 and in the nine months ended September 30, 2011, we acquired several regional stations. While acquisitions represent an important component of our growth strategy, the integration of new businesses poses significant risks to our existing operations, including:

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2010, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to audiences. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse affect on our business.

        All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Pursuant to a new legislation that will come into force in November 2011, the term of broadcast licenses will be extended to 10 years, and new licenses will cover both digital and analog broadcasting. Only a limited number of broadcasting licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

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

The failure of our independent affiliates to comply with requirements in our network agreements that they broadcast our advertising creates potential for complaints from our clients.

        We seek to enter into formal agreements with our independent affiliate stations governing various aspects of the broadcast of our network programming. These agreements generally require our affiliates to air most of our programming, including advertising during federal advertising slots.

        The majority of our independent affiliate stations have their own broadcasting licenses which entitle them to form their own broadcasting grid structured in accordance with their licenses as well as our network agreements.

        Some of these affiliates operate in small cities which are not included in the TNS Gallup panel. As a result, there is no regular TNS monitoring of the advertising they broadcast, and we cannot ensure that our affiliates are consistent in compliance with the federal advertising provisions in our agreements.

        If such an independent affiliate breaches its obligations under our network agreement, we may face certain complaints from our clients based on the information they may potentially receive from any alternative monitoring system.

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

        Although we produce a portion of our original programming in-house, we continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

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

We may not be able to compete successfully against other television free-to-air channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with newer niche channels or non-free-to-air channels offering competitive programming formats.

        The Russian television broadcasting business is highly competitive and is represented by approximately 20 free-to air television channels, which account for approximately 98% of the television advertising market, and by multiple non-free-to-air television channels. Free-to-air channels include five larger national channels, namely Channel One, Rossiya 1, NTV, CTC and TNT, and by smaller niche channels, including Domashny and DTV. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

        On a national level, CTC competes directly with other larger broadcast networks and channels, including Channel One and NTV, as well as with the smaller network TNT. Domashny competes for advertising revenues primarily with Rossiya 1, TV-3 and TVC, and DTV competes primarily with NTV, TV-3 and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. During the nine months ended September 30, 2011, Channel One had an average audience share of 17.1%, while Rossiya's was 15.7% and NTV's was 14.4%. CTC's average audience share during the nine months ended September 30, 2011was 7.7%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses.

        On June 1, 2011, Telcrest acquired 25.15% of our common stock from a former stockholder. We understand that the beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with

Rossiya television channel), have investments in Russian media businesses, including through ownership interests in Channel 1, REN-TV and TRK 5. Telcrest and Bank Rossiya may have interests different from, or in addition to, the interests of other stockholders of CTC Media. See also "—Our principal stockholders may have interests that are different from, or in addition to, the interests of other stockholders of CTC Media." Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In addition to competing with larger free-to-air broadcasters, we compete with multiple niche free-to-air and non-free-to-air channels. During the last three years the audience share for Russian niche free-to-air and non-free-to-air television increased, which had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also Item 1A Risk factors—"—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2011 we had contractual commitments for the acquisition of approximately $77.9 million in programming rights through 2011 and $141.5 million in 2012-2014. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        Each of our two largest stockholders, which together hold approximately 63% of our common stock, is involved in the television business in Russia. MTG Russia AB, an affiliate of the publicly listed

Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interest in another Russian television business.

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

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" gives the status of alcoholic drinks to beer and all drinks containing beer, which in turn will prohibit advertising of such drinks on television. Starting July 22, 2012 we will not be able to broadcast ads for beer and drinks containing beer on our channels, which may result in a reduction in our revenues.

        In June 2011 the State Duma approved a new License Law that will come into force on November 13, 2011. Among other things, the law will extend the legal term of broadcasting licenses from five to ten years. In June 2011, the State Duma approved the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting", which will come into force on November 10, 2011; this law regulates broadcasting by generally accessible television and radio channels in Russia. This law also provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. Although we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and can not assure you that these interpretations will be favorable to us or will not affect our business negatively.

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

Russian law requires the approval of certain transactions by the minority shareholders of our subsidiaries, including several of our own-and-operated television stations, and failure to receive this approval could adversely affect our business and results of operations.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of October 31, 2011, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of October 31, 2011, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        In addition, we are party to a stockholders' agreement with our two largest stockholders, MTG and Telcrest, pursuant to which each of these stockholders has agreed, with limited exceptions, not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders' agreement.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer Date: November 9, 2011
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: November 9, 2011

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2011 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.