Form 10-K
period 2011-12-31
CTC Media, Inc.
filed 2012-02-28
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $1,230,372,382. The registrant has no non-voting stock.

          There were 157,320,070 shares of common stock, $.01 par value per share, of the registrant outstanding as of February 25, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2011, a definitive proxy statement for our annual meeting of stockholders to be held on April 27, 2012. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

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

 Operating and Industry Data

        All audience share, ratings, coverage and technical penetration data included in this Annual Report on Form 10-K are provided by TNS Russia, which operates the standard audience share measurement system currently used by all major broadcasting and advertising professionals in Russia. All Russian advertising market size and market share data included herein have been publicly reported by the Association of Communications Agencies of Russia, or AKAR. We understand that advertising sales houses, including Video International, are the sources of all television advertising market data reported by AKAR. We believe that Video International and other sales houses are reliable sources of information on this market.

PART I

Item 1.    Business.

Overview

        We currently operate three Russian television networks:

  •
  CTC—our flagship network, offering entertainment programming targeted at 6-54 year-old viewers,

  •
  Domashny—a network principally targeted at 25-60 year-old female viewers (starting January 2012: 25- 59 year-old female viewers), and

  •
  Peretz—In 2009, 2010 and the first nine months of 2011, the network operated under the "DTV" brand. Effective October 2011, following our strategic review of the positioning of the channel, the DTV network was rebranded to "Peretz", and accordingly we launched changes in the programming grid and new formats. DTV channel's target audience historically was 25-54 year-old viewers. Starting January 2012, Peretz will focus on 25 to 59 year-old viewers. DTV Network and DTV Television Station Group are hereinafter referred to as "Peretz Network" and "Peretz Television Station Group", respectively.

        Approximately 100 million people are within the coverage of CTC's signal, approximately 63 million people are within the coverage of Domashny's signal, and approximately 61 million people are within the coverage of Peretz's signal. We also operate Channel 31, a television network in Kazakhstan, and a television channel in Moldova, each offering entertainment programming. In addition, we have in-house production operations focused on series, sitcoms and shows.

        We generate substantially all of our revenues from the sale of television advertising. In 2011, our national Russian television advertising market share was approximately 17.9%. CTC's average overall audience share was 7.7%, making CTC the fourth-most watched broadcaster in Russia. CTC's average audience share in its target demographic was 10.7%. Domashny's average overall audience share was 2.3%, and its average audience share in its target demographic was 3.1%. Peretz's average overall audience share was 1.7%, and its average audience share in its target demographic was 2.0%.

        We were incorporated in 1989 and commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from our center in Moscow. We launched Domashny in March 2005 and acquired Peretz network in April 2008.

Our Business

        We have modeled our business on the major US broadcast television networks. We manage our network programming centrally, own and operate stations or unmanned repeater transmitters in major cities and expand our broadcast coverage through agreements with independent affiliates, which allows us to enhance our coverage without incurring incremental infrastructure costs. In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. At our Domashny and Peretz Networks we also pay fees to some independent affiliates of these networks for broadcasting the Domashny or Peretz signal. Our network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Our networks' management is responsible for programming, marketing and promotion for CTC, Domashny and Peretz, relations with our independent affiliates and sales function.

Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertising agency or advertiser will typically place either a "fixed placement," an amount of advertising placed on a specific channel and time slot by reference to the GRPs to be delivered by that channel during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets. Historically, our advertising was placed through Video International, an advertising sales house. Since 2011 we now place most of our advertising through our internal sales house, with outsourced software maintenance and analytical support and consulting services from Video International. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Television advertising sales" and—"Our Agreements with Video International".

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; Domashny's advertising has generally been placed on the basis of our ratings in Domashny's target audience, 25-60 year-old women; and DTV's advertising was generally placed on the basis of our ratings in DTV's target audience, 25-54 year-old viewers. Starting January 2012, Domashny channel focuses primarily on 25-59 year-old women. Starting January 2012, Peretz focuses primarily on 25-59 year-old viewers.

        We also derive revenue through the sale of our programming and sublicensing of programming content. In addition, we continue to roll out new platforms and expand internationally. In 2009, we launched the pay-TV version of the CTC channel ("CTC-International") in North America. In 2010 and 2011, we signed a number of agreements with providers in the Baltic region, United States, Israel and Germany to distribute CTC-International. Though the current subscriber base is limited, CTC-International opens new opportunities for the execution of our expansion strategy. In 2010, we launched the social TV network "Videomore", an interactive internet video platform that provides free access to licensed video content from CTC Media's Russian channels, including non-aired and third-party content.

        Role of Video International.    In the Russian television market, national advertising historically has not generally been placed directly with broadcasters. Instead, so-called "sales houses" controlled the placement of a large portion of national television advertising. Video International, one of the largest of these sales houses, placed substantially all of our advertising prior to 2011. An amendment to the Russian advertising law that became effective from January 1, 2011 prohibited us from entering into agreements with an advertising sales house that controlled more than 35% of the Russian television advertising market, such as Video International. In order to comply with the legislation, we established our own sales house, which now serves as the exclusive advertising sales agent for all of our networks in Russia from January 1, 2011. Effective 2011, we also have cooperation arrangements with Video International based on the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. For more details of these arrangements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International," and "Item 1A. Risk Factors—Changes to the Russian law

"On Advertising" have fundamentally changed the way in which we sell advertising, which could adversely affect our business, financial condition and results of operations".

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. In 2011, approximately 31% of our total advertising revenues were generated in the fourth quarter.

        Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

        Principal network television advertisers.    In 2011, approximately 200 advertisers purchased national advertising on CTC, Domashny and Peretz (prior to October 2011—DTV). The top ten advertisers, in the aggregate, represented approximately 38% of our total national advertising revenues for the three networks together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any one or any small number of advertisers for a material portion of our revenues.

        The following table shows an allocation of advertising spending on CTC Media' channels by category:

Category	2009	2010	2011
Food and beverages	30.1%	29.1%	23.3%
Cosmetics and personal care products	26.1%	24.7%	18.0%
Pharmaceuticals and vitamins	8.0%	9.7%	11.7%
Telecoms	6.6%	5.3%	7.0%
Appliances	3.7%	4.9%	5.7%
Detergents	4.7%	4.7%	4.4%
Retail	4.3%	4.6%	4.8%
Beer	4.9%	3.9%	4.7%
Auto	2.1%	1.3%	3.3%
Finance	0.5%	1.0%	2.6%
Other goods and services	9.0%	10.8%	14.5%

TOTAL	100.0%	100.0%	100.0%

Audience share and ratings

        Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching CTC, Domashny or Peretz) and ratings (the percentage of the total population that is watching CTC, Domashny or Peretz at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors' programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

        Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Russia. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia.

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Peoplemeters are installed in a panel of selected cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 49% of the total population of Russia. Because of the relative lack of affluence in smaller communities—and consequently very different consumer habits—we believe that advertisers are not currently focused on reaching audiences in cities with populations of less than 100,000.

        The signals of all our three networks are currently broadcast in each of the 72 cities in the TNS panel in which audience shares were measured in 2011. For more details on this, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2011, TNS Russia reported that 94.7% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 84.9% had the ability to receive Domashny's signal, and 80.1% had the ability to receive Peretz's signal.

        The table below presents average audience shares for 2007 through 2011 of the top five TV channels in terms of audience share:

Average Audience Shares of the Top-5 Channels, 2007-2011

	2007	2008	2009	2010	2011
Channel One	21.2%	20.9%	18.9%	17.9%	16.9%
Rossiya 1	17.1	17.3	17.2	16.4	15.5%
NTV	13.9	13.3	14.1	15.5	14.6%
CTC	9.0	9.0	9.0	8.5	7.7%
TNT	6.7	7.3	6.9	7.1	7.6%

        CTC.    The overall average audience share of CTC was 9.0%, 8.5% and 7.7%, respectively, in 2009, 2010 and 2011. CTC has been the fourth most-watched broadcaster in Russia for eight consecutive years. We believe that our strong positioning reflects our success in promoting the CTC Network and in developing and licensing attractive programming. In CTC's principal target audience, the 6-54 year-old demographic group, CTC had an average audience share of 12.2% in 2009, 11.9% in 2010 and 10.7% in 2011. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny.    The overall average audience share of Domashny was 2.2%, 2.3% and 2.3% in 2009, 2010 and 2011. In Domashny's principal target audience, 25-60 year-old women, Domashny had an average audience share of 2.9% in 2009, and 3.1% in 2010 and 2011. Effective 2012, Domashny' target audience will be 25-59 year-old female viewers. In 2011, the audience share of Domashny in this group was 3.2%.

        Peretz.    In 2009, 2010 and the first nine months of 2011, the network operated under the "DTV" brand. The overall average audience share of DTV was 2.0%, 1.9% and 1.7% in 2009, 2010 and the first nine months of 2011. In DTV's principal target audience, 25-54 year-old viewers, DTV had an average audience share of 2.0% in 2009, and 1.9% in 2010 and 2.0% in the first nine months of 2011. Starting January 2012, Peretz focuses on 25-59 year-old viewers. In the fourth quarter of 2011, the overall average audience share of Peretz was 1.6%, and the target audience share in 25-59 year-old viewers group was 2.0%.

Programming

        In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

  •
  emphasize entertainment programming to support our network brands and the affinity of our audiences;

  •
  target viewers on our channel's audiences;

  •
  broadcast an optimal mix of Russian and foreign entertainment programming, as well as a mix of programming genres, and develop high-quality original programs in-house and with external Russian producers;

  •
  schedule according to a well-researched "daypart" strategy, focusing on discrete parts of the day that have distinctive viewing characteristics;

  •
  create "appointment viewing"—where a regularly scheduled program has such a strong appeal that viewers set aside a specific time period to view it; and

  •
  adapt our broadcast schedules to reflect seasonal variations in viewing habits.

        Entertainment focus.    From our inception, our focus has been on entertainment. We seek to capture dynamic, youthful audiences by offering a range of entertainment programs suited to particular time slots, including original Russian series, sitcoms, sketchcoms and shows, recent and classic Russian and Soviet films, popular foreign series and films, and animation. Although we broadcast entertainment and celebrity news on our national networks, we do not broadcast national political news, commentary or analysis.

        Demographic targets.    Although we seek to maximize our audience share on the CTC Network among the entire viewing population (considered to be those age 4 and older, or "4+"), we focus principally on viewers in the 6-54 age group and have particularly strong appeal to younger audiences. In Russia, as in more mature advertising markets, the 6-54 age group is most responsive to advertising. Viewers in the 55+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income.

        Among both children and teenagers, CTC remains one of the top broadcasters in most applicable time slots. Although children are not currently the principal targets of advertisers in Russia, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood. Also, teenagers are of increasing importance, both as consumers themselves and because of their influence on their parents' purchasing decisions.

        Our target audience for Domashny in 2011 was women aged 25-60 (effective January 2012: 25-59). We believe that this focus limits overlap between the target viewers of Domashny, CTC and Peretz. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        We have positioned Peretz (before October 2011—DTV) as an action entertainment network. The key genre for the channel is "reality" in various formats, including live shows and reality series. In 2011, its target audience share was 25-54 year-old viewers. From January 2012, Peretz focuses on 25-59 year-old viewers.

        Programming.    Although we own the programming we now produce in-house, we have not historically owned a significant proportion of our programming or maintained a significant program library of owned titles. Instead, we have licensed and, with respect to programming produced by third-party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or shows—bundling less popular titles with titles that are expected to be particularly successful.

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

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), as well as expertise in translating such material into Russian and reworking it to maximize its appeal to Russian audiences. A format licensor will generally provide an agreed number of scripts under these licensing and production arrangements. Our programming department then works with the licensor's writers or with the production company to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. Our in-house production team or an external production company then undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our programming department is integrally involved in all steps in this process.

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

        Programming format and schedule.    We follow a "daypart" format on our networks and have designed our broadcast schedules in a manner similar to that of a US television network. We research, map and analyze our audience flow and incorporate the results into our program development, production, acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer characteristics and preferences.

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

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting female viewers. The main focus for programming broadcast on Domashny is Russian series and movies, as well as original Russian programming developed specifically for Domashny, consisting primarily of talk shows, cooking and life-style programs. Such shows are designed to appeal to the network's target audience.

        Peretz.    Peretz is focused on action entertainment. Before the rebranding of the channel in the fourth quarter of 2011, the programming for DTV consisted of docu-reality and docu-fiction programs, investigation shows, and provocative and humor programs. The key genre for the new Peretz channel is "reality" in various formats, including live shows and TV series.

Marketing and promotion

        Our marketing team promotes awareness of our networks among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, new shows, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, internet advertising, print advertisements, outdoor media and marketing events.

        Our marketing team also assists our affiliates with their local marketing efforts, preparing high-quality, standardized regional marketing materials, including print advertisements, radio spots and promotional materials, which it sends to our affiliates for distribution in their regions. Our agreements with our affiliates contain provisions with respect to the marketing of network programming in the local area. In particular, when broadcasting CTC, Domashny and Peretz programming, our affiliates are required to display the CTC, Domashny or Peretz logo on screen. Affiliates must also ensure that the network programming schedules are published in the local press and are required to advertise our network programming in their local markets.

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

Transmission

        From our headquarters in Moscow, our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and then by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across 9 time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to two separate satellite systems, one of which is owned by the Russian Satellite Communications Company, a state-owned company, and another by Gazprom Kosmicheskie Systemy, an affiliate of state-controlled Gazprom. We also have an agreement with a third satellite facility owned by Geo Telecom Satellite Services which is used to transmit the Peretz signal, as well as a back-up facility for other channels. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal to between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

Distribution

        Our signals are broadcast by the owned-and-operated stations and unmanned repeater transmitters in our Television Station Groups, as well as by our independent affiliate stations and local cable operators.

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and Peretz Television Station Groups. Our CTC Television Station Group includes 54 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 46 owned-and-operated stations and unmanned repeaters, and our Peretz Television Station Group includes 49 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or Peretz networks, including national advertising. Repeater transmitters are installed on local transmission towers and receive the signal of our networks by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 61.3% technical penetration for the CTC Network (or 64.7% of its total penetration of 94.7%); 43.7% technical penetration for the Domashny Network (or 51.5% of its total penetration of 84.9%); and 49.83% technical penetration for the Peretz Network (or 62.2% of its total penetration of 80.1%).

        Historically we have found it useful to enter into joint venture arrangements with local partners in establishing and/or acquiring our owned-and-operated stations. In general, we seek majority control of the stations we acquire or establish.

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators that provide for them to receive and broadcast our networks' programming and national advertising. Our independent affiliates provide 33.3% technical penetration for CTC (or 35.2% of its total penetration of 94.7%); 41.2% technical penetration for Domashny (or 48.5% of its total penetration of 84.9%); and 30.27% technical penetration for Peretz (or 37.8% of its total penetration of 80.1%). Approximately 80% of independent affiliates of our three networks have signed written agreements with us that generally require them to broadcast our signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding.

        We have no ownership interest in our independent affiliates. These independent affiliates benefit from the CTC, Domashny and Peretz brands and content in selling their own local advertising, and provide us with a leveraged means of extending the coverage of our networks.

        CTC, Domashny and Peretz grant each affiliate a non-exclusive right within its territory to broadcast the network signal, including all national advertising aired by the network. Affiliates are required to broadcast the network signal, except during three to four half-hour "local" time blocks per day and designated local advertising windows throughout each time slot during the day. The affiliates have the right to fill the local time blocks with their own or licensed content, as well as with local advertising and announcements. Alternatively, the affiliates may continue to broadcast network programming during these periods. We encourage them to broadcast the network signal during the entire day (other than in local advertising windows) in order to ensure that the programming that is broadcast appeals to our target audiences.

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

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. The specific milestones and framework of the transition are not yet known. Depending on the terms of the transition, we may face competition from other parties for digital frequencies or other access.

        For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict.

  Television broadcasters

        On a national level, CTC, Domashny and Peretz compete for advertising revenues with other national broadcast networks and channels. On a local level, our owned-and-operated stations compete with other stations for local advertising. In terms of viewers in target demographic groups, CTC competes primarily with Channel One, NTV and TNT, Domashny competes primarily with Rossiya 1 and TVC, and Peretz competes primarily with TV-3 and REN-TV.

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

        The table below provides certain key statistics about CTC, Domashny, Peretz and other television channels:

				Average All 4+ audience share
	Technical penetration	Principal target audience (age)(1)
				2010	2011
Channel One	99.3%	All 18+		17.9%	16.9%
Rossiya 1	98.2	All 18+		16.4	15.5
NTV	97.8	All 18+		15.5	14.6
CTC	94.7	All 6-54		8.5	7.7
TNT	94.3	All 6-54		7.1	7.6
REN-TV	89.4	All 25-54		4.2	4.4
Channel 5	87.0	All 18+		1.9	3.1
TV-C	87.0	All 18+		3.2	2.8
Domashny	84.9	25-60 (women	)(2)	2.3	2.3
TV-3	81.6	All 18-54		2.4	2.0
Rossiya 2 86	86.8	m 18+		1.9	1.9
7 TV (3)	72.9	all 18-54		1.0	1.7
Peretz (2007-October 2011, "DTV")	80.1	All 25-54	(2)	1.9	1.7
Zvezda	74.5	all 18+		1.6	1.6
Others free-to-air channels				3.5	3.6
Others non-free-to-air and local channels				12.6	14.5

(1)
CTC Media estimates.

(2)
From January 2012, Domashny' target audience is 25-59 year-old female viewers. In 2011, the audience share of Domashny in this group was 3.2%. From January 2012, Peretz focuses on 25 - 59 year-old viewers. In 2011, the audience share of Peretz in this group was 2.0%.

(3)
From January 2012, Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV. Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows.

        The table below presents a comparison of CTC's average audience shares for 2007 through 2011 with other major channels:

Average Audience Shares of the Major National Networks and Channels, 2007–2011

	2007	2008	2009	2010	2011
Channel One	21.2%	20.9%	18.9%	17.9%	16.9%
Rossiya 1	17.1	17.3	17.2	16.4	15.5%
NTV	13.9	13.3	14.1	15.5	14.6%
CTC	9.0	9.0	9.0	8.5	7.7%
TNT	6.7	7.3	6.9	7.1	7.6%
REN-TV	4.3	4.5	4.9	4.2	4.4%

  Principal competitors

        To date, our primary competitors have been the major networks and channels owned in whole or in part by the state (Channel One and Rossiya 1), as well as NTV and TNT, controlled by Gazprom Media. With large direct and indirect government subsidies and other preferential benefits, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

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

        Rossiya 1.    Rossiya 1, the state-owned television channel, is the second largest television broadcaster in Russia in terms of audience share. Following the partial privatization of Channel One, Rossiya 1 is a part of the 100% state-owned VGTRK group, which also includes Russia 2, Russia K and other smaller thematic channels. Rossiya 1 remains a primary source of government-sponsored news and information programs. Rossiya 1's programming schedule includes the channel's trademark program Vesti (News); political programs; a variety of Russian-produced series and made-for-television films; talk and game shows; documentaries; some foreign-produced programming, including blockbuster movies; and major sports programming. The channel was also one of the first Russian broadcasters to attempt its own large-scale television film production.

        NTV.    NTV's programming consists of information and entertainment programming, with a major emphasis on news, documentaries, investigative reporting programs, and Russian action and detective series and shows.

        TNT.    TNT is an entertainment network which targets primarily younger demographics. It produces a large proportion of its own programming and, as a result, broadcasts primarily Russian-produced programming, including entertainment programs, talk shows, reality shows, sitcoms and comedy shows. In addition, TNT also airs foreign comedy movies in prime time. Like NTV, TNT's principal shareholder is Gazprom Media.

        REN-TV.    REN-TV is owned by National Media Group and broadcasts news and analytical programs, documentaries, talk-shows, entertainment programs, foreign and Russian series and Hollywood movies.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2011, there were a total of approximately 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC, Domashny and Peretz:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2011
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	87.0	2.8
TV-3	1998	Mostly foreign programming (primarily science-fiction, fantasy and mystical series, documentaries and movies	81.6	2.0

        In 2011 the Walt Disney Company acquired 49% stake in Russian 7TV channel, a part of UTH Russia holding. Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV effective December 31, 2011. Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. Broadcasting of Disney Channel in Russia resulted in increased competition and may result in decline of CTC's younger audience.

        In addition to competing with free-to-air broadcasters, we compete with multiple niche non-free-to-air channels. During the last three years the audience share for Russian niche free-to-air and non-free-to-air television increased, which had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. See also Item 1A Risk factors—"If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for a substantial portion of the content we broadcast.

        We have registered trademarks for the "CTC", "Domashny", "Peretz" and "CTC Media" name and logo in the Russian Federation. In 2011 we have also applied to the patent authorities for registration of our logo "Peretz". We anticipate that our "Peretz" logo will be registered by the end of 2012. In addition we have registered trademarks for the "CTC Media" name and logo in Australia, Singapore, Great Britain, Denmark, Norway, Ireland, Georgia, Cyprus, Hungary, Benelux, Armenia, Kazakhstan and the Democratic People's Republic of Korea. In 2011 we registered trademarks for the "CTC Media" name and logo in Austria, Canada, Germany, Greece, Spain, Italy, Kyrgizstan, Lithuania, Latvia, Poland, Portugal, Serbia, Tajikistan, Turkmenistan, Finland, France, Czech Republic, Switzerland, Sweden and additional countries in accordance with the international trademark registration procedure under the Madrid Protocol.

Employees

        The following table sets forth the number of our employees as of December 31, 2011, and a breakdown by function.

	Corporate	Networks	Television Station Groups	CIS	Production	Total
CEO Office	1		—	—	—	1
Regional Infrastructure and IT	2	101	195	55	—	353
Finance and Legal	32	67	83	19	8	209
TV Channels	—	211	—	8	—	219
Production	—	0	1	42	29	72
Sales	—	71	47	13	—	131
Marketing	—	36	26	13	—	75
Strategy and Development	1	17	—	2	—	20
New Media	—	23	—	—	—	23
Organizational Development, Administration and Human Resources	2	53	10	3	1	69
Broadcasting outside Russia	—	—	—	11	—	11

Total employees	38	579	362	166	38	1,183

Management changes

        On December 15, 2011, Anton Kudryashov, Chief Executive Officer of the Company, resigned from the Company. The Board has appointed Boris Podolsky, Chief Financial Officer of the Company, to serve as interim Chief Executive Officer.

Financial Information by Operating Segment

        For financial information by operating segment, see "Item 8. Financial Statements and Supplementary Data—Note 19, Segment Information".

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

        In response to these developments, in September 2010 we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network. Our sales house now acts as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients.

        In order to benefit from our long-term cooperation with Video International and to successfully support our own advertising sales we have entered into an agreement with Video International to govern our current cooperation. Under the terms of the agreement, our sales house received a license to use Video International group's proprietary advertising software package (including modules such as Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator). In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International group provides detailed analysis of the Russian television market, including audience share and advertising market dynamics.

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising sponsorship revenues, as well as placement by Video International of national advertising by certain of its affiliates). We have also agreed to exclude revenues from the airing of federal and regional sponsorship advertising from the calculation of Video International's compensation for the period from August 1, 2011 to December 31, 2011.

        Under these arrangements, overall compensation payable to Video International approximated 11% of our Russian channels' advertising revenues in 2011. We expect that the overall compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues going forward. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

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

        In order to support our sales function, we have substantially increased the size of our internal sales force in the past 18 months, and have implemented a range of new functions and systems. Although the new sales house has been operational for more than one year and proved to be effective to date, we may be unsuccessful in maintaining these functions, and may be unable to continue to generate the same advertising volumes and revenues or margins under the current model of advertising sales as we did in the past. If we encounter difficulties in maintaining our sales house function, our advertising sales and revenues could suffer, and as a consequence our business, financial condition and results of operations could be materially adversely affected. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

        We understand that Telcrest Investments Limited, one of our principal stockholders, has beneficial owners with indirect significant minority equity interests in Video International. Telcrest became one of our principal stockholders subsequent to the negotiation of our current principal agreements with Video International. We believe that the terms of Video International contract are generally consistent with other existing arrangements between Video International and third parties based the same scope of services.

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a relatively limited supply of Russian-produced programming and strong competition among Russian networks and channels for such programming and Russian production talent, as well as for popular foreign programming.

        In particular, from time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. For example, in 2011, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2010, due to increased competition from other television channels and relative underperformance of series launched during primetime. This decrease in audience share led to a lower than initially anticipated forecast for the growth in advertising sales for 2011. In addition, in the third quarter we re-launched our DTV network under the new brand, "Peretz". If this rebranding is unsuccessful, the audience share of this channel could be adversely affected.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market. Recent decreases in international oil prices have adversely affected and may continue to adversely affect the Russian economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability.

        In the second half of 2011, some large advertisers reduced their initially planned advertising expenditures for 2011. Though the overall Russian television advertising spending increased in 2011 compared to 2010, and the advertising market in 2011 is larger than in 2010, and we anticipate that the advertising market in 2012 will be higher than in 2011, we anticipate that such growth will be moderate. If overall spending by these companies in the Russian television advertising market falls substantially in 2012 or future periods, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        The system of audience measurement in Russia, currently run by TNS Russia, has evolved as the advertising market has matured and in response to changing Russian demographics.

        TNS Russia currently weights the panel of measured cities based on broadcasters' technical penetration in a group of 121 cities. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective in 2011. This re-weighting resulted in the impairment of some of our affected broadcasting licenses on a stand-alone basis, recognized in 2009. See "—A significant portion of our total assets are intangibles assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        In June 2011, TNS Russia announced the increase in the size of the panel from 72 to 74 cities, which will result in re-weighting of other cities in the panel. These changes are effective from January 1, 2013.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot ensure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in further decreases in our audience shares and, as a result, a material decrease in our advertising revenues.

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

        We have intangible assets recorded on our consolidated balance sheet, such as broadcasting licenses, that have indefinite lives and represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that our estimate of the current value of an asset is below the recorded value of that asset on our balance sheet, we record an impairment loss for the difference.

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectation on the total advertising market in medium-term, and in turn, affected the fair values of certain of the Company's assets as of December 31, 2011. As of the year ended December 31, 2011, we recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. Of the total impairment losses, $23.6 million related to the impairment of certain broadcasting licenses and $71.7 million related to impairment of Peretz goodwill, recorded in connection with the acquisition of DTV Group in 2008 (effective October 2011 operating under "Peretz" brand). In addition, of the total impairment losses, $11.1 million related to impairment of DTV trade name as result of the re-branding of the channel.

        We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests, and—Note 10, Impairment loss". In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. The transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

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

        In 2009 and 2010, the Russian ruble depreciated approximately 2.9% and 1%, respectively, against the US dollar. In 2011, the Russian ruble depreciated against the US dollar by 5.3%, but was on average 3% higher than the average value of the Russian ruble compared to the US dollar during 2010. If the ruble depreciates further against the US dollar, our revenues and operating results for 2012 or future periods, as reported in US dollars, will be adversely affected.

Restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state" (the "Ownership Law") came into effect in Russia. The Ownership Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Ownership Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. We understand that such approval generally requires at least six months.

        The Ownership Law contains a "grandfather" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but does not have approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, violates the Ownership Law or requires any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        In addition to the Ownership Law discussed above, the law "On Mass Media" (the "Mass Media Law") also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in the CTC Network and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny and the Peretz Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program" for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of December 31, 2011 was $12.5 million.

We have completed several significant acquisitions, and continue to seek opportunities to acquire other stations, networks, production companies and other complementary media businesses. We may encounter difficulties integrating acquired businesses, and if we fail to identify additional suitable targets our growth may be impeded.

        We completed several significant acquisitions in 2008, including our third national Russian network, DTV; a majority economic interest in the Kazakh network Channel 31; a majority economic interest in a broadcasting group in Moldova; and two Russian production companies. In addition, in 2009, 2010 and in 2011, we acquired several regional stations. While acquisitions represent an important component of our growth strategy, the integration of new businesses poses significant risks to our existing operations, including:

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2011, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, the internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to audiences. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse affect on our business.

        All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Pursuant to new legislation that came into force in November 2011, the term of broadcast licenses will be extended to 10 years, and new licenses will cover both digital and analog broadcasting. Only a limited number of broadcasting licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of its programming with the declared genres of the channel and to maintain a required balance in the volume-genre ratio of broadcasted materials, both of which are prescribed in the license. Until recently, the broadcasting licenses of our affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcast.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law that requires that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot. Moreover, on January 18, 2012, the president of Kazakhstan signed the new Law on Radio and Television Broadcasting that will come into force on March 2, 2012. All foreign channels that are broadcast in Kazakhstan must be accredited with the state's authorities. In order to broadcast our Russian channels in Kazakhstan via our cable partners we will have to obtain such accreditation. We do not know how this law will be interpreted by the authorities and how this law may affect our business. If we fail to obtain such accreditation, we will not be able to broadcast our Russian channels in Kazakhstan.

        We may not always be in full compliance with licenses requirements. Also, our affiliates have not always been in full compliance with all requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if we violate applicable legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

        The loss of an existing broadcasting license, or the failure to obtain a broadcasting license in a new market, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

The failure of our independent affiliates to comply with requirements in our network agreements that they broadcast our advertising creates potential for complaints from our advertising clients.

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

        Some of these affiliates operate in small cities which are not included in the TNS Gallup panel. As a result, there is no regular TNS monitoring of the advertising they broadcast, and we cannot ensure that our affiliates are consistent in their compliance with the federal advertising provisions in our agreements. If an independent affiliate breaches its obligations under our network agreement, we may face complaints from our clients.

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

        We have entered into contracts with Mostelecom to secure the right of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. Peretz also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

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

        The Russian television broadcasting business is highly competitive. Approximately 20 free-to air television channels account for approximately 98% of the television advertising market. The market also includes multiple non-free-to-air television channels. The free-to-air channels include five larger national channels, namely Channel One, Rossiya 1, NTV, CTC and TNT, and a number smaller niche channels, including Domashny and Peretz. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

        On a national level, CTC competes directly with other larger broadcast networks and channels, including Channel One and NTV, as well as with the smaller network TNT. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with TV-3 and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2011, Channel One had an average audience share of 16.9%, while Rossiya 1's was 15.5% and NTV's was 14.6%. CTC's average audience share in 2011 was 7.7%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In 2011 the Walt Disney Company acquired 49% stake in Russian 7TV channel, a part of UTH Russia holding. Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV effective December 31, 2011. Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. Broadcasting of Disney Channel in Russia resulted in increased competition and may result in decline of CTC's younger audience.

        On June 1, 2011, Telcrest acquired 25.15% of our common stock from a former stockholder. We understand that the beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including through ownership interests in Channel One, REN-TV and Channel 5. Telcrest and Bank Rossiya may have interests different from, or in addition to, the interests of other stockholders of CTC Media. See also "—Our principal stockholders may have interests that are different from, or in addition to, the interests of other stockholders of CTC Media."

        In addition to competing with larger free-to-air broadcasters, we compete with multiple niche free-to-air and non-free-to-air channels. During the last three years the audience shares of Russian niche free-to-air and non-free-to-air television have increased, which has had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2011 we had contractual commitments for the acquisition of approximately $160.7 million in programming rights in 2012 and $62.1 million in 2013–2014. Given the size of these commitments at any time, a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        We understand that the beneficial owners of Telcrest, including Bank Rossiya, have investments in Russian media businesses, including through indirect equity interests in Channel One, REN-TV and TRK 5 (Channel 5). We understand that Bank Rossiya also has indirect significant minority interests in Video International, with which we have software license and service agreements in respect of advertising sales. Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media.

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

        The next presidential election in Russia is scheduled for March 2012. That election may create a degree of uncertainty regarding political, regulatory, administrative and commercial priorities in the medium term, which could adversely affect our business.

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

        On November 13, 2011 a new License Law came into force, which extends the legal term of broadcasting licenses from five to ten years. On November 10, 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force; this law regulates broadcasting by generally accessible television and radio channels in Russia. This law also provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. Although we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and cannot assure you that these interpretations will be favorable to us or will not affect our business negatively.

        In addition, a new law "On protection of children from harmful information" came into force on December 31, 2010. This law makes it illegal to make available to children any information that maybe harmful to them, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories:

(1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. This law does not contain any detailed regulation as to how information is to be categorized into these five groups, what kind of experts are to label such information, or how this law will be implemented. This law is ambiguous and there is no practice of implementation of such laws in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law.

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

        Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of, or subsequent notification to, the Russian Federal Anti-monopoly Service or its predecessor agencies (the "FAS"). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the FAS were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative sanctions and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

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

        There has been no judicial or other official interpretation of what constitutes a "reasonable period" within which a company must act to liquidate. If any of our subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of the subsidiaries in our Television Station Groups would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

Russian law requires the approval of certain transactions by the minority shareholders of our subsidiaries, including several of our owned-and-operated television stations, and failure to receive this approval could adversely affect our business and results of operations.

        We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as "interested party transactions" require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. Due to the formulistic nature of much of Russian law, these transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

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

  •
  extraordinary expenses or charges in particular periods, including material impairment losses;

  •
  changes in general economic, political and market conditions in Russia and globally;

  •
  changes in the audience shares of our networks;

  •
  changes in the structure of advertising sales in Russia;

  •
  public announcements by industry experts regarding trends in advertising spending in Russia and globally; and

  •
  announcements regarding our acquisition activities, if any.

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of February 25, 2012, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

Insiders have substantial control over us and could delay or prevent a change in corporate control.

        As of February 25, 2012, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office, production and operations space of approximately 3,300 square meters. We also lease approximately 9,400 square meters of office space in Moscow. The fiber optic cable that transmits our network signals to the satellite transmission center currently originates at these leased facilities.

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

Period	High	Low
2011
First quarter	$25.00	$20.12
Second quarter	$24.14	$18.30
Third quarter	$22.37	$8.86
Fourth quarter	$12.49	$8.04
2010
First quarter	$17.37	$12.36
Second quarter	$19.98	$12.92
Third quarter	$22.20	$14.24
Fourth quarter	$25.17	$21.54

        As of December 31, 2011, there were three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2011, which is the last business day of our most recently completed fiscal year, was $8.77.

        During 2011, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 28, 2011	$0.16	$25,115	March 1, 2011	March 29, 2011
April 28, 2011	$0.22	$34,599	June 1, 2011	June 29, 2011
July 28, 2011	$0.22	$34,606	September 1, 2011	October 30, 2011
November 7, 2011	$0.22	$34,610	December 1, 2011	December 28, 2011

        During 2010, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2010	$0.065	$10,025	March 10, 2010	March 31, 2010
April 22, 2010	$0.065	$10,132	June 1, 2010	June 30, 2010
July 30, 2010	$0.065	$10,132	September 1, 2010	September 30, 2010
November 2, 2010	$0.320	$50,155	December 1, 2010	December 31, 2010

        On February 24, 2012, our Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20.6 million in total. The record date is March 15, 2012 and the payment date is on or about March 30, 2012. Our Board currently intends to pay further dividends in each of the following quarters of 2012. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

        We did not purchase any shares of our common stock in 2010 and 2011.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2007	2008	2009	2010	2011
	(in thousands of US dollars, except share and per share data)
Statement of Income (Loss) Data:
REVENUES:
Advertising (including related party revenue)	$452,669	$623,336	$483,945	$562,102	$747,451
Sublicensing (including related party revenue)	17,006	14,016	20,999	37,931	15,836
Other revenue (including related party revenue)	2,381	2,819	1,169	1,252	3,073

Total operating revenues	$472,056	640,171	506,113	601,285	766,360

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, and exclusive of depreciation and amortization, and exclusive of stock-based compensation)	(18,931)	(36,662)	(32,088)	(37,547)	(43,684)
Selling, general and administrative (exclusive of depreciation and amortization and exclusive of stock-based compensation)	(55,849)	(78,183)	(58,526)	(69,849)	(165,176)
Stock-based compensation expense	(13,694)	(16,083)	(47,607)	(34,005)	(18,318)
Amortization of programming rights	(153,531)	(220,557)	(178,392)	(231,917)	(289,095)
Amortization of sublicensing rights	(9,629)	(8,443)	(6,832)	(7,113)	(3,371)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(27,361)	(13,379)	(11,454)	(13,736)	(17,649)
Impairment loss	—	(232,683)	(18,739)	—	(106,382)

Total operating expenses	(278,995)	(605,990)	(353,638)	(394,167)	(643,675)

Operating income	193,061	34,181	152,475	207,118	122,685
Foreign currency gains (losses)	151	(28,861)	(4,555)	1,820	2,034
Interest income (including related party interest income)	11,002	6,221	6,087	6,018	7,222
Interest expense (including related party interest expense)	(3)	(9,434)	(6,959)	(1,169)	(542)
Other non-operating income, net	1,915	776	1,060	2,789	4,667
Equity in income (losses) of investee companies	(1,195)	1,511	537	490	853

Income before income tax	204,931	4,394	148,645	217,066	136,919

Income tax expense	(63,176)	(19,874)	(45,626)	(66,034)	(76,403)

Consolidated net income (loss)	$141,755	$(15,480)	$103,019	$151,032	$60,516

(Income) loss attributable to noncontrolling interest	(5,842)	37,934	(2,630)	(5,301)	(7,398)

Net income attributable to CTC Media, Inc. stockholders	$135,913	$22,454	100,389	145,731	53,118

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.90	$0.15	$0.66	$0.94	$0.34

Diluted	$0.86	$0.14	$0.64	$0.93	$0.34

Weighted average common shares outstanding:
Basic	151,731,780	152,146,559	152,223,165	155,576,658	157,224,782

Diluted	158,311,967	158,187,922	157,452,763	156,092,038	158,011,659

Dividends declared per share	$—	$—	$—	$0.51	$0.82

	December 31,
	2007	2008	2009	2010	2011
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$307,073	$98,055	$84,441	$59,565	$12,331
Short-term investments	—	—	39,072	117,457	117,233
Intangible assets, net	83,216	219,423	205,851	218,001	198,047
Goodwill	78,674	223,027	233,042	244,824	164,375
Programming rights, net	99,184	120,007	143,611	170,659	199,081
Working capital(1)	379,815	70,385	135,334	218,859	197,071
Total assets	694,680	806,829	851,320	997,723	893,101
Short-term loans	—	62,165	28,278	—	—
Long-term loans	224	28,438	—	—	—
Total stockholders' equity	615,074	547,070	663,824	794,641	697,208

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2007	2008	2009	2010	2011
CTC Network Operating Data:
Average audience share	9.0%	9.0%	9.0%	8.5%	7.7%
Technical penetration	87.4%	87.5%	90.7%	93.7%	94.7%

	Year ended December 31,
	2006	2007	2008	2009	2010
Domashny Network Operating Data:
Average audience share	2.0%	2.2%	2.2%	2.3%	2.3%
Technical penetration	64.8%	71.0%	76.4%	81.6%	84.9%

	Year ended December 31
	2008	2009	2010	2011
Peretz Network Operating Data:
Average audience share	1.8%	2.0%	1.9%	1.7%
Technical penetration	61.0%	68.4%	72.5%	80.1%

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

Overview

        We currently operate three Russian television networks—CTC, our flagship network, Domashny and Peretz; one television network in Kazakhstan—Channel 31; and a television channel in Moldova, all offering entertainment programming. Before October 2011, Peretz operated under the "DTV" brand. In addition, we have in-house production operations focused on series, sitcoms and shows.

        We currently organize our operations into eight business segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 94.7% with its signal covering approximately 100 million people in Russia.

  •
  Domashny Network.  The Domashny, or "Home", Network was historically targeted principally at 25-60 year-old female viewers. Starting January 2012, Domashny channel focuses on 25 to 59 year-old female viewers. Domashny's technical penetration is 84.9% with its signal covering approximately 63 million people in Russia.

  •
  Peretz Network.  Peretz Network's target audience was historically 25-54 year-old viewers. Starting January 2012, Peretz channel focuses primarily on 25-59 year-old viewers. Peretz's technical penetration is 80.1% with its signal covering approximately 61 million people in Russia.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and Peretz Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and Peretz Television Station Group manage 54, 46 and 49 owned-and-operated stations and repeater transmitters, respectively. Our owned-and-operated stations and unmanned repeaters provide 61.3% technical penetration for the CTC Network (or 64.7% of its total penetration of 94.7%); 43.7% technical penetration for the Domashny Network (or 51.5% of its total penetration of 84.9%); and 49.83% technical penetration for the DTV Network (or 62.2% of its total penetration of 80.1%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  We operate the Channel 31 network, a Kazakh television broadcaster. Channel 31 is targeted principally at 6–54 year-old viewers. The signal of Channel 31 is broadcast by over 60 television stations and local cable operators, including 10 owned-and-operated stations and repeater transmitters. We also operate a broadcaster in Moldova.

  Sales house

  •
  In September 2010, we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network, which serves as the exclusive advertising sales agent for all of our Russian Networks and for Television Station Groups in respect of Moscow-based clients. See "—Television Advertising Sales". The sales house does not represent an operating segment but rather a functional sales department. The sales house expenses are allocated to our reportable segments based on the revenues earned by each of the segments.

  Production Group

  •
  Our Production Group comprises our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks. In July 2011, we established Story First Production, a new united content production company, under which the Costafilm and Soho Media platforms that were acquired in 2008 have been merged into a single subsidiary.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. The economic downturn experienced in the second half of 2011, in both the Europe and the global economy, resulted in reduced advertiser demand. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the second half of 2011, some large advertisers reduced their planned advertising expenditures for the remainder of 2011. Though the overall Russian television advertising spending increased from 2010 to 2011, and we anticipate that advertising market in 2012 as a whole will be higher than in 2011, we anticipate that such growth will be moderate. We are cautious about the potential negative impacts that economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, given that substantially all of our revenues are generated in rubles, we face the exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In 2011, the Russian ruble depreciated against the US dollar by 5.3%, but was on average 3% higher than the average value of the Russian ruble compared to the US dollar during 2010. In 2009 and 2010, the Russian ruble depreciated approximately 2.9% and 1%, respectively, against the US dollar.

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

Television Advertising Sales

        In the Russian television market, national advertising historically was generally not placed directly with broadcasters. Instead, so-called "sales houses" historically controlled the placement of a large portion of national television advertising. From 1999 to 2010, Video International, one of the largest of these sales houses, placed our national advertising on an exclusive basis. From 2006 to 2010, we also engaged Video International on an exclusive basis to place local advertising at substantially all of our owned-and-operated stations. In Kazakhstan we continue to place all of our national advertising through Video International. Therefore, advertising placed through Video International accounted for substantially all of our advertising revenues in 2009 and 2010 and prior years.

        As a result of amendment to the Russian advertising law that became effective in 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International historically controlled more than 35% of the Russian television advertising market. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated all of our agency agreements with Video International, effective December 31, 2010, and developed a new structure for the sale of our advertising, as described below.

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

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6–54 year-old demographic; Domashny's advertising has generally been placed on the basis of our ratings in Domashny's target audience, 25–60 year-old female viewers; and Peretz's advertising has generally been placed on the basis of our ratings in Peretz's target audience, 25–54 year-old viewers. Starting January 2012, Domashny focuses primarily on 25–59 year-old female viewers and Peretz focuses primarily on 25–59 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Television advertising sales vary over the course of the year. As a result of seasonal trends in viewing, the broadcasting industry generally achieves a greater proportion of advertising revenues in the fourth quarter. In 2011, approximately 31% of our total annual advertising revenues were generated in the fourth quarter, compared with 36% in the fourth quarter of each of 2010 and 2009.

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares. Due to the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability, the sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell.

Our Agreements with Video International

        Historically, we had several agency agreements with Video International for the placement of advertising on each of our Russian networks and each of our Russian Television Station Groups. An amendment to the Russian advertising law that became effective from January 1, 2011, prohibits us from entering into agreements with an advertising sales house that controls more than 35% of the

Russian television advertising market, such as Video International. In order to bring our cooperation with Video International into compliance with the new legislation, we terminated all of our agency agreements with Video International, effective December 31, 2010, and implemented a new structure for the sale of our advertising going forward.

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

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and sponsorship revenues, as well as placement by Video International of national advertising by certain of its subsidiaries). The parties also agreed to exclude revenues from the airing of federal and regional sponsorship advertising from the period starting August 1, 2011 and ending December 31, 2011. Under these arrangements, overall compensation payable to Video International approximated 11% of our Russian channels' advertising revenues in 2011. We expect that the overall annual compensation payable to Video International annually will be in the range of 10% to 12% of our Russian channels' advertising revenues going forward. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

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

        We also have an agreement with Video International for the placement of advertising on Channel 31, expiring in 2015. Under the Channel 31 agreement, the commission rate payable by us is fixed at 13.0% of gross advertising sales in 2011, 12.5% of gross advertising sales in 2012, and 12.0% of gross advertising sales in years 2013 through 2015.

Recent Acquisitions and Disposals

        In 2011, we acquired several regional stations broadcasting in Balakovo, Novocherkassk, Omsk, Orenburg, Pervouralsk, Samara region, Severodvinsk and Tomsk for total cash consideration of $21.5 million.

Management Changes

        On December 15, 2011, Anton Kudryashov, our Chief Executive Officer, resigned and Boris Podolsky, our Chief Financial Officer was appointed as interim Chief Executive Officer. Our Board is currently conducting a comprehensive search for a permanent successor to Mr. Kudryashov.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2011. The preparation of our consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which require management's most difficult, subjective and complex judgments.

  Revenue recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. An allowance for doubtful accounts is maintained for estimated losses resulting from our customers' inability to make payments. We recognize advertising revenues at the moment when the advertising is broadcast and net of Value Added Taxes ("VAT").

        Prior to 2011, Video International placed our advertising on an exclusive basis under agency agreements, and the sales commission paid by us to Video International was recorded as an offset to revenue ("net basis").

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

        Effective January 1, 2011, we recognize our Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in our consolidated statement of income. Advertising sales to local clients of our regional stations under our agency agreements with Video International continue to be recognized net of agency commissions.

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

Accounts Receivable and Allowance for Doubtful Accounts

        We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we believe will be collected. In addition to the allowance for specific doubtful accounts, we apply specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectibility of accounts receivables. As of December 31, 2009, 2010 and 2011, allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 2%, 2% and 4%, respectively.

Goodwill and Indefinite-Lived Intangible Assets Impairment tests

        We evaluate goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important that could trigger an impairment review are under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, our use of our assets and our judgment as to the future prospects of each of our businesses can have a significant impact on our reported results and financial condition.

        As the result of an interim impairment review performed as of September 30, 2011, we recorded non-cash impairment losses totaling $5.7 million related to several regional broadcasting licenses (most of them acquired in 2007-2008), primarily due to a decrease in cash flows projections. As of December 31, 2011, we recorded additional non-cash impairment losses totaling $17.9 million related to several broadcasting licenses and $71.7 million related to Peretz goodwill. The decline in fair values of these assets was due to revised estimates of future cash flows during the third and fourth quarters of 2011 primarily to reflect the revised expectations of total advertising market, following reduced advertising demand and increased uncertainty in the medium-term. In addition, of the total impairment losses, $11.1 million related to impairment of DTV trade name as result of the re-branding of the channel.

        See "Item 8. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests and—Note 10, Impairment loss" and "Item 1A. Risk Factors—A significant portion of our total assets are intangible assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

Accounting for acquisitions

        We apply the acquisition method of accounting and recognizes the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date based on their respective estimated fair values measured as of that date. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, license and other asset lives and market multiples, among other items.

Programming rights

        Our largest operating expense consists of the amortization of the cost of obtaining programming rights. Programming rights are stated at the lower of their amortized cost or net realizable value. We report an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing.

        Our programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally-produced programming is reported at the lower of amortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally produced programming is classified as non-current.

        We amortize programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, we apply an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as expense on the first run. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Such write-downs establish a new cost basis for programming rights.

Stock-based compensation expense

        We have several stock-based compensation programs. See "Item 8. Financial Statements and Supplementary Data—Note 16, Stockholders' Equity" for a discussion of these programs.

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

        We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of our stock-based compensation.

Tax provisions and valuation allowance for deferred tax assets

        Our actual Russian taxes may be in excess of the estimated amount paid to date or accrued at December 31, 2011 due to ambiguities in, and evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies see "Item 8. Financial Statements and Supplementary Data—Note 15, Income Taxes and Note 18, Commitments and Contingencies".

        We record valuation allowances related to tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in our assessment of the probability of realization of deferred tax assets may affect our effective income tax rate.

        We record temporary differences related to investments in our Russian subsidiaries. These temporary differences consisted primarily of undistributed earnings that we do not plan to permanently reinvest in operations outside the U.S.

        Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be exposed to impairment losses that could be material.

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2009	2010	2011
REVENUES:
Advertising	95.6%	93.5%	97.5%
Sublicensing and own production revenue	4.1	6.3	2.1
Other revenue	0.2	0.2	0.4

Total operating revenues	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(6.3)	(6.2)	(5.7)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation expense)	(11.6)	(11.6)	(21.6)
Stock-based compensation expense	(9.4)	(5.7)	(2.4)
Amortization of programming rights	(35.2)	(38.6)	(37.7)
Amortization of sublicensing rights and own production cost	(1.3)	(1.2)	(0.4)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(2.3)	(2.3)	(2.3)
Impairment loss	(3.7)	—	(13.9)

Total operating expenses	(69.9)	(65.6)	(84.0)

Operating income	30.1	34.4	16.0
Foreign currency gains (losses)	(0.9)	0.3	0.3
Interest income	1.2	1.0	0.9
Interest expense	(1.4)	(0.2)	(0.1)
Other non-operating income, net	0.2	0.5	0.6
Equity in income of investee companies	0.1	0.1	0.1

Income before income tax	29.4	36.1	17.9

Income tax expense	(9.0)	(11.0)	(10.0)

Consolidated net income	20.4	25.1	7.9

Income attributable to noncontrolling interest	(0.5)	(0.9)	(1.0)

Net income attributable to CTC Media, Inc. stockholders	19.8%	24.2%	6.9%

        Our advertising revenues for 2009 and 2010 are presented net of agency commissions payable to Video International under the agency agreements that were in place prior to 2011. Effective 2011, following a change in our sales structure and our contractual relationships with Video International, we no longer pay agency commissions to Video International in respect of national advertising and local advertising to Moscow-based clients. Under the terms of our current agreements, we license Video International's proprietary advertising software package. In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. The compensation payable to Video international is included in our selling, general and administrative expenses in 2011. See "—Critical accounting policies—Revenue recognition" above. The effect of such change in presentation of compensation payable to Video International results in an increase in the amounts of both our advertising revenues and selling, general and administrative expense at our Networks and Station Groups as compared to previous periods. If we had recorded advertising revenues and selling, general and administrative expenses in 2010 and 2009 on the same basis as in 2011, this would have increased advertising revenues and selling, general and administrative expenses by $79.1 million, including $52.7 million, $8.9 million, $5.8 million, $9.7 million, $1.5 million and $0.5 million in CTC, Domashny and Peretz Networks, and CTC, Domashny and Peretz Station Groups and by $67.9 million, including $45.4 million, $6.9 million, $4.9 million, $9.1 million, $1.1 million and $0.5 million in CTC, Domashny and Peretz Networks, and CTC, Domashny and Peretz Station Groups in 2010 and 2009, respectively.

Comparison of Consolidated Results of Operations for the Years ended December 31, 2009, 2010 and 2011

  Total operating revenues

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$329,048	$389,659	$475,972
Change period-to-period	—	18.4%	22.2%
Domashny Network	50,679	65,968	90,560
Change period-to-period	—	30.2%	37.3%
Peretz Network	40,552	47,146	59,883
Change period-to-period	—	16.3%	27.0%
CTC Television Station Group	65,347	73,380	100,721
Change period-to-period	—	12.3%	37.3%
Domashny Television Station Group	10,232	12,806	19,243
Change period-to-period	—	25.2%	50.3%
Peretz Television Station Group	3,979	3,831	8,090
Change period-to-period	—	(3.7)%	111.2%
CIS Group	11,020	12,590	17,843
Change period-to-period	—	14.2%	41.7%
Production Group	53,504	46,448	26,344
Change period-to-period	—	(13.2)%	(43.3)%
Eliminations and other	(58,248)	(50,543)	(32,296)

Total	$506,113	$601,285	$766,360

Change period-to-period	—	18.8%	27.5%

        Our advertising revenues in 2009 and 2010 are presented net of agency commissions paid to Video International. Effective 2011, due to the change in our sales structure and in our contractual relationships with Video International described above, we present our Russian advertising revenues, except for the regional advertising revenues from local clients, gross of compensation payable to Video International. See "—Critical accounting policies—Revenue recognition" above. From 2010 to 2011, our total operating revenues increased by 27.5%, of which an increase of 14.8% relates to this effect of reporting advertising revenues based on gross amounts billed to advertisers in 2011. Net of this effect, our total operating revenues increased by 12.7% in 2011 compared to 2010. When comparing 2010 to 2009, our total operating revenues increased by 18.8%. Such increases primarily reflected the growth of the Russian television advertising market in 2010 and 2011 when comparing to previous periods, which resulted in higher advertising rates, partially offset by lower year-on-year target audience share of the CTC channel.

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market and recent decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In the second half of 2011, some large advertisers reduced their planned advertising expenditures for the remainder of 2011. Though the overall Russian television advertising spending increased when comparing 2011 to 2010, and we anticipate that advertising market in 2012 as a whole will be higher than in 2011, we anticipate that such growth will be moderate. If overall spending by these companies in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

  Advertising revenues

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$305,511	$353,419	$460,619
Change period-to-period	—	15.7%	30.3%
Domashny Network	50,628	65,615	89,999
Change period-to-period	—	29.6%	37.2%
Peretz Network	40,550	44,941	59,323
Change period-to-period	—	10.8%	32.0%
CTC Television Station Group	63,864	71,444	98,368
Change period-to-period	—	11.9%	37.7%
Domashny Television Station Group	8,178	10,288	15,418
Change period-to-period	—	25.8%	49.9%
Peretz Television Station Group	3,850	3,800	6,484
Change period-to-period	—	(1.3)%	70.6%
CIS Group	10,767	12,482	17,240
Change period-to-period	—	15.9%	38.1%
Eliminations and other	597	113	—

Total	$483,945	$562,102	$747,451

Change period-to-period	—	16.1%	33.0%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT.

        In 2010 and 2009, our advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure and in our contractual relationships with Video International, our advertising revenues are presented gross of compensation payable to Video International. See—"Critical accounting policies—Revenue recognition" above. Our advertising revenue increased by 33.0% from 2010 to 2011, of which increase of 16.4% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by 16.6% from 2010 to 2011 and increased by 16.2%, when comparing 2010 to 2009.

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We generally place the CTC Network's advertising on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic; we have generally placed the Domashny Network's advertising on the basis of our ratings in Domashny's target audience, 25-60 year-old female viewers; and we have generally placed the Peretz Network's advertising on the basis of our ratings in Peretz's target audience, 25-54 year-old viewers. Starting January 2012, Domashny channel focuses primarily on 25-59 year-old female viewers and Peretz focuses primarily on 25-59 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues". The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        CTC Network.    Advertising revenues of the CTC Network increased, when comparing 2010 to 2009, by 15.7%, principally due to increases in advertising prices in the second part of 2010, increased sellout, increased sponsorship revenues, and appreciation of the Russian ruble against the US dollar. The increase in 2010 in advertising revenues was partially offset by decreased audience share. When comparing 2011 to 2010, CTC Network's advertising revenue increased by 30.3%, of which an increase of 16.9% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Network's advertising revenues increased by 13.4%, when comparing 2011 to 2010, mainly due to increases in advertising prices and appreciation of the Russian ruble against the US dollar, partially offset by decreased audience share. The average target audience share of the CTC Network was 12.2%, 11.9%, and 10.7% in 2009, 2010 and 2011, respectively. The average overall audience share of the CTC Network was 9.0%, 8.5% and 7.7% in 2009, 2010 and 2011, respectively. The decrease in target audience share was primarily the result of increased competition and the relative underperformance of certain of our programming. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Advertising revenues of the Domashny Network increased, when comparing 2010 to 2009, by 29.6% principally due to increased audience share, increased sellout, increases in advertising prices in the second half of 2010, and appreciation of the Russian ruble against the US dollar. In addition to the factors noted above, advertising revenue for this segment increased in 2010 due to the reallocation of advertising time from Domashny Television Station Group to Domashny Network from July 2009. When comparing 2011 and 2010, Domashny Network's advertising revenue increased by 37.2%, of which an increase of 16.5% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Network's advertising revenues increased by 20.7%, when comparing 2011 to 2010, principally due to increases in advertising prices and appreciation of the Russian ruble against the US dollar. The average target audience share of the Domashny Network was 2.9% in 2009 and was flat at 3.1% in each of 2010 and 2011. The average overall audience share of the Domashny Network was 2.2% in 2009, and was flat at 2.3% in each of 2010 and 2011.

        Peretz Network.    Advertising revenues of the Peretz Network increased, when comparing 2010 and 2009, by 10.8%, principally due to increases in advertising rates, increased sellout, appreciation of the Russian ruble against the US dollar and reallocation of advertising time from Peretz Television Station Group to Peretz Network, partially offset by decreased audience share. Peretz Network's advertising revenue increased by 32.0%, when comparing 2011 to 2010, of which an increase of 15.1% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Peretz Network's advertising revenues increased by 16.9%, when comparing 2011 to 2010, principally due to increases in advertising prices and appreciation of the Russian ruble against the US dollar, partially offset by decrease in audience share. The average target audience share of the Peretz Network was 2.2%, 2.1% and 2.0% in 2009, 2010 and 2011, respectively. The average overall audience share of the Peretz Network was 2.0%, 1.9% and 1.7% in 2009, 2010 and 2011, respectively.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group increased by 11.9%, when comparing 2010 to 2009, primarily due to increases in advertising rates, increased sellout and appreciation of the Russian ruble against the US dollar, partially offset by a decrease in audience share of CTC channel. Advertising revenues of the CTC Television Station Group increased by 37.7%, when comparing 2011 to 2010, of which an increase of 16.4% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Television Station Group's advertising revenues increased by 21.3% from 2010 to 2011, primarily due to increases in advertising rates and appreciation of the Russian ruble against the US dollar, partially offset by decreased audience share of CTC channel.

        The increase in advertising revenues of our Domashny Television Station Group of 25.8%, when comparing 2010 to 2009, was principally due to increased advertising rates, increased sellout and appreciation of the Russian ruble against the US dollar, partially offset by the reallocation of advertising time to the Domashny Network from July 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%. Advertising revenues of the Domashny Television Station Group increased by 49.9%, when comparing 2011 to 2010, of which an increase of 18.8% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Television Station Group's advertising revenues increased by 31.1%, when comparing 2011 to 2010, principally due to increased advertising rates and appreciation of the Russian ruble against the US dollar.

        Advertising revenues of the Peretz Television Station Group decreased by 1.3%, when comparing 2010 to 2009, primarily due to a decrease in audience share and the reallocation of advertising time to the Peretz Network from May 2009. This reallocation decreased the portion of advertising time available to independent affiliates and owned-and-operated stations from 30% to 25%. The decrease in this segment's advertising revenue was partially offset by increases in advertising rates and appreciation of the Russian ruble against the US dollar. Advertising revenues of the Peretz Television Station Group increased by 70.6%, when comparing 2011 to 2010, of which an increase of 20.1% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Peretz Television Station Group's advertising revenues increased by 50.5%, when comparing 2011 to 2010, primarily, due to increases in advertising prices and appreciation of the Russian ruble against the US dollar.

        The higher level of growth in Television Station Group's advertising prices, when comparing 2011 to 2010, was primarily due to higher growth in the Russian regional television advertising market than in the national television advertising market. We expect that the growth in regional advertising prices in 2012 will be moderate.

        CIS.    Advertising revenues of the CIS Group consist mainly of revenues of the Channel 31 Group. The increase in the advertising revenues of this segment, when comparing 2010 to 2009, of 15.9%, was primarily due to increased sellout, partially offset by the loss of revenues due to the sale of radio station in January 2010. The increase in the advertising revenues of this segment, when comparing 2011 to 2010, of 38.1% was primarily due to increase in audience share of Channel 31 and increased advertising rates. The average overall audience share of Channel 31 was 10.2%, 10.3% and 14.5% in 2009, 2010 and 2011, respectively. The target audience share of Channel 31 was 11.6%, 11.4% and 15.9% in 2009, 2010 and 2011, respectively.

  Sublicensing, own production and other revenues

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$23,538	$36,240	$15,352
Change period-to-period	—	54.0%	(57.6)%
Peretz Network	2	2,204	560
Change period-to-period	—	100.0%	(74.6)%
CTC Television Station Group	1,597	2,050	2,354
Change period-to-period	—	28.4%	14.8%
Domashny Television Station Group	2,054	2,518	3,825
Change period-to-period	—	22.6%	51.9%
Peretz Television Station Group	140	43	1,604
Change period-to-period	—	(69.3)%	100%
Production Group	52,731	45,951	26,267
Change period-to-period	—	(12.9)%	(42.8)%
Eliminations and other	(57,894)	(49,823)	(31,053)

Total	$22,168	$39,183	$18,909

Change period-to-period		76.8%	(51.7)%

        Networks.    Our sublicensing, own production and other revenues at our CTC Network increased by 54.0%, when comparing 2010 to 2009, mainly due to increased sales of certain programming to broadcasters in Ukraine, partially offset by decreases in intercompany sales to the CIS Group and by non-recurring revenues received in 2009 from the theatrical release of a motion picture produced by us. At Peretz Network, our sublicensing revenues in 2010 represented revenues from sales of Russian series to Ukraine. Our sublicensing, own production and other revenues at our CTC Network and Peretz Network decreased by 57.6% and 74.6%, respectively, when comparing 2011 to 2010, primarily due to decreases in internally produced programming sold to broadcasters in Ukraine as a result of a lower number of premiers in 2011.

        Television Station Groups.    Other revenues for the CTC and Peretz Television Station Groups primarily represent fees received for transmission from other group companies. The Domashny Television Station Group's other revenues were primarily generated by leasing space and production equipment at its Moscow facility to other group companies. A significant portion of the Television Station Groups' other revenues are eliminated in consolidation.

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

  Total operating expenses

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(168,559)	$(209,929)	$(307,022)
Change period-to-period	—	24.5%	46.3%
Domashny Network	(35,767)	(48,219)	(75,565)
Change period-to-period	—	34.8%	56.7%
Peretz Network	(24,093)	(42,266)	(139,400)
Change period-to-period	—	75.4%	229.8%
CTC Television Station Group	(40,521)	(22,342)	(40,029)
Change period-to-period	—	(44.9)%	79.2%
Domashny Television Station Group	(10,332)	(9,333)	(18,079)
Change year-on-year	—	(9.7)%	93.7%
Peretz Television Station Group	(7,919)	(9,596)	(24,662)
Change period-to-period	—	21.2%	157.0%
CIS Group	(13,228)	(12,650)	(14,822)
Change period-to-period	—	(4.4)%	17.2%
Production Group	(46,983)	(45,403)	(27,357)
Change period-to-period	—	(3.4)%	(39.7)%
Eliminations and other	(6,237)	5,571	3,261

Total	$(353,639)	$(394,167)	$(643,675)

Change period-to-period	—	11.5%	63.3%
% of total operating revenues	69.9%	65.6%	84.0%

        In 2009 and 2010, our advertising revenue is presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure, our advertising revenues are presented gross of compensation payable to Video International. Compensation payable to Video International is included in selling, general and administrative expenses for 2011. Such compensation expenses include fees for use of advertising software, related maintenance and analytical support and consulting services. See "—Critical accounting policies—Revenue recognition" above.

        Our total operating expenses increased by 11.5%, when comparing 2010 to 2009. When comparing 2011 to 2010, total operating expenses increased by 63.3%, of which an increase of 27.3% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating expenses increased by 36.0%, when comparing 2011 to 2010.

        Our total operating expenses as a percentage of total operating revenues amounted to 69.9%, 65.6% and 84.0%, in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), total operating expenses as a percentage of total operating revenues amounted to 73.4%, 69.6% and 84.0% in 2009, 2010 and 2011, respectively.

        Our total operating expenses in 2009 and 2011 were affected by noncash impairment losses of $18.7 million and $106.4 million, respectively. See "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". Net of the effect of impairment losses, our total operating expenses, as a percentage of operating revenues, decreased when comparing 2010 to 2009 due to decreases, as a percentage of operating revenues, in direct operating expenses, stock-based compensation expenses and amortization of sublicensing rights and own production cost, partially offset by increases, as a percentage of operating revenues, in amortization of programming rights. When comparing 2011 to 2010, net of the effect of the noncash impairment loss described above and net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), our total operating expenses as a percentage of total operating revenues increased due to increases, as a percentage of operating revenues, in direct operating expenses, amortization of programming rights, partially offset by decreases, as a percentage of operating revenues, in selling, general and administrative expenses, stock-based compensation expense, amortization of sublicensing rights and own production cost.

  Direct operating expenses

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(6,964)	$(9,178)	$(12,496)
Change period-to-period	—	31.8%	36.2%
Domashny Network	(4,645)	(6,716)	(7,605)
Change period-to-period	—	44.6%	13.2%
Peretz Network	(3,562)	(4,212)	(5,707)
Change period-to-period	—	18.2%	35.5%
CTC Television Station Group	(6,758)	(7,580)	(8,590)
Change period-to-period	—	12.2%	13.3%
Domashny Television Station Group	(3,556)	(4,277)	(5,292)
Change period-to-period	—	20.3%	23.7%
Peretz Television Station Group	(3,405)	(3,963)	(5,863)
Change period-to-period	—	16.4%	47.9%
CIS Group	(2,186)	(1,901)	(1,913)
Change period-to-period	—	(13.0)%	0.6%
Production Group	(2,439)	(2,374)	(1,457)
Change period-to-period	—	(2.7)%	(38.6)%
Eliminations and other	1,427	2,654	5,239

Total	$(32,088)	$(37,547)	$(43,684)

Change period-to-period	—	17.0%	16.3%
% of total operating revenues	6.3%	6.2%	5.7%

        Our direct operating expenses as a percentage of total operating revenues were 6.3%, 6.2% and 5.7% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses as a percentage of total operating revenues amounted to 5.6%, 5.5% and 5.7% in 2009, 2010 and 2011, respectively.

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.1%, 2.4% and 2.6% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 1.9% and 2.1% in 2009 and 2010, respectively. When comparing 2010 to 2009, the increase was mainly due to annual raises in salaries and benefits and the reversal of a provision related to prepayments of certain programming rights recognized in 2009. When comparing 2011 to 2010, the increase was primarily due to increased transmission costs and increases in salaries and benefits as a result of annual raises and transfers of some employees from other segments to CTC Network segment.

        Direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues were 9.2%, 10.2%, and 8.4% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues were 8.1% and 9.0% in 2009 and 2010, respectively. When comparing 2010 to 2009, the increase was mainly due to increases in network affiliation expenses and annual raises in salaries and benefits. When comparing 2011 to 2010, the decrease was mainly due to increased revenue, transfer of some employees to CTC Network segment, partially offset by increases in network affiliation expenses.

        At the Peretz Network, direct operating expenses as a percentage of this segment's total operating revenues were 8.8%, 8.9% and 9.5% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Peretz Network as a percentage of this segment's total operating revenues were 7.8% and 8.0% in 2009 and 2010, respectively. When comparing 2010 to 2009, the increase was primarily due to annual raises in salaries and benefits and increases in network affiliation expenses. When comparing 2011 to 2010, the increase was primarily due to increases in salaries and benefits as the result of increased headcount.

        In addition to the factors noted above the increases in the direct operating expenses of our Networks in absolute terms were due to the appreciation of the Russian ruble against the US dollar during the periods under review.

        We expect our direct operating expenses at the networks to increase as a result of planned increases in fees that we expect to pay to certain of our independent affiliates in exchange for broadcasting our network signals.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations and repeaters.

        At the CTC Television Station Group, direct operating expenses as a percentage of this segment's total operating revenues were 10.3%, 10.3% and 8.5%, respectively, in 2009, 2010 and 2011. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues were 9.1% in each of 2009 and 2010. The decrease when comparing 2011 to 2010 was mainly due to increased revenues, partially offset by increases in transmission costs. The increases when comparing the periods under review, was mainly due to annual raises in transmission fees.

        At the Domashny Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 34.8%, 33.4% and 27.5% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues decreased from 31.3% in 2009 to 30.0% in 2010. The decreases when comparing the periods under review were mainly due to increased revenues, partially offset by increases in transmission costs. The increases in transmission costs over the periods under review were due to newly acquired regional stations and annual raises.

        At the Peretz Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues were 85.6%, 103.4% and 72.5% during 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), direct operating expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues were 75.7% and 91.4% in 2009 and 2010, respectively. The increase when comparing 2010 to 2009 was mainly due to the increases in transmission costs. The decrease when comparing 2011 to 2010 was mainly due to increased revenues, partially offset by increases in transmission costs resulting from annual raises and newly acquired regional stations.

        In addition to the factors noted above the increases in the direct operating expenses of our Television Station Groups in absolute terms were due to the appreciation of the Russian ruble against the US dollar during the periods under review.

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

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses at the CIS Group as a percentage of this segment's total operating revenues were 19.8%, 15.1% and 10.7% during 2009, 2010 and 2011, respectively. The decreases over the periods under review were mainly due to the increased revenues. In addition, the decrease in direct operating expenses as a percentage of that segment's total operating revenues when comparing 2010 to 2009 was due to decreased headcount.

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

  Selling, general and administrative expenses

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(13,614)	$(21,001)	$(84,322)
Change period-to-period	—	54.3%	301.5%
Domashny Network	(5,819)	(7,861)	(19,840)
Change period-to-period	—	35.1%	152.4%
Peretz Network	(3,238)	(7,496)	(15,044)
Change period-to-period	—	131.5%	100.7%
CTC Television Station Group	(13,143)	(12,235)	(21,661)
Change period-to-period	—	(6.9)%	77.0%
Domashny Television Station Group	(3,565)	(3,539)	(5,388)
Change period-to-period	—	(0.7)%	52.2%
Peretz Television Station Group	(1,185)	(1,544)	(3,088)
Change period-to-period	—	30.3%	100.0%
CIS Group	(4,394)	(2,753)	(2,494)
Change period-to-period	—	(37.3)%	(9.4)%
Production Group	(1,669)	(1,638)	(1,728)
Change period-to-period	—	(1.9)%	5.5%
Eliminations and other	(11,899)	(11,782)	(11,611)

Total	$(58,526)	$(69,849)	$(165,176)

Change period-to-period	—	19.3%	136.5%
% of total operating revenues	11.6%	11.6%	21.6%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes. In addition, starting from January 1, 2011, our selling, general and administrative expenses include compensation payable to Video International (See "—Critical accounting policies—Revenue recognition" and "—Our agreements with Video International"). Our selling, general and administrative expenses increased by 19.3%, when comparing 2010 to 2009, and by 136.5%, when comparing 2011 to 2010, of which an increase of 125.6% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, selling, general and administrative expenses increased by 10.9%, when comparing 2011 to 2010.

        Our selling, general and administrative expenses as a percentage of total operating revenues were 11.6%, 11.6% and 21.6% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses as a percentage of total operating revenues amounted to 22.0% and 21.9% in 2009 and 2010, respectively.

        We lease approximately 9,365 square meters of office space in an office building in central Moscow. We recognized rental expense related to these leases of $4.8 million in 2011 and expect to recognize approximately $40.6 million for 2012-2020 (at the US dollar/ruble exchange rate as of December 31, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses of the CTC Network as a percentage of this segment's total operating revenues amounted to 4.1%, 5.4% and 17.7% in 2009, 2010 and 2011,

respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the CTC Network as a percentage of this segment's total operating revenues were 15.8% and 16.7% in 2009 and 2010, respectively. The increase when comparing 2010 to 2009 was mainly due to annual raises in salaries and benefits, increases in certain consulting costs and increases in rent and utilities expense due to the move to the new headquarters building. The increase when comparing 2011 to 2010, was mainly due to increased salaries and benefits, increased advertising and promotion expenses and increase in rental expenses. The increase in salaries and benefits was due to annual raises, transfers of some employees from other segments to CTC Network segment, and increases in headcount in our sales function. The increase in advertising and promotion expenses as a percentage of this segment's total operating revenues was due to a reallocation of advertising costs from CTC Television Station Group, and increased promotion expenses for our internet web site.

        Selling, general and administrative expenses of the Domashny Network as a percentage of this segment's total operating revenues amounted to 11.5%, 11.9% and 21.9% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the Domashny Network as a percentage of this segment's total operating revenues were 22.1% and 22.4% in 2009 and 2010, respectively. The increase when comparing 2010 to 2009 was primarily due to annual raises in salaries and benefits and increases in advertising and promotion expenses. The decrease when comparing 2011 to 2010 was primarily due to increased revenue, partially offset by increases in advertising and promotion expenses as the result of a reallocation of these costs from Domashny Television Station Group, and by the increase in salaries and benefits due to increases in headcount in our sales function.

        Selling, general and administrative expenses of the Peretz Network, as a percentage of this segment's total operating revenues, were 8.0%, 15.9% and 25.1% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the Peretz Network as a percentage of this segment's total operating revenues were 17.9% and 25.1% in 2009 and 2010, respectively. The increase when comparing 2010 to 2009 was primarily due to annual raises in salaries and benefits and increases in advertising and promotion expenses. The increase when comparing 2011 to 2010 was primarily due to increase in salaries and benefits due to increased headcount in our sales function.

        In addition to the factors noted above, the increase in our selling general and administrative expenses of our networks in absolute terms was due to the appreciation of the Russian ruble against the US dollar during the periods under review.

        Television Station Groups.    Selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 20.1%, 16.7% and 21.5% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues were 29.9% and 26.4% in 2009 and 2010, respectively. The decrease when comparing 2010 and 2009 was primarily due to increases in revenues. The decrease when comparing 2011 and 2010 was primarily due to increased revenues, decreases in advertising and promotion expenses as the result of the reallocation of these costs to CTC Network and rental expenses, partially offset by increases in salaries and benefits.

        Selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 34.8%, 27.6% and 28.0% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues were 41.2% and 35.1% in 2009 and 2010, respectively. The decrease when comparing 2010 to 2009 was primarily due to increases in revenues. The decrease when comparing 2011 to 2010 was primarily due to increased segment revenues and decreases in advertising and promotion expenses.

        Selling, general and administrative expenses of the Peretz Television Station Group as a percentage of this segment's total operating revenues were 29.8%, 40.3% and 38.2% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), selling, general and administrative expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues were 37.9%, and 47.3% in 2009 and 2010, respectively. The increase when comparing 2010 to 2009 was mainly due to increases in advertising and promotion expense, as well as decreased revenues. The decrease when comparing 2011 to 2010 was primarily due to increased revenue.

        In addition to the factors noted above the increase in our selling general and administrative expenses of our Television Station Groups in absolute terms was due to the appreciation of the Russian ruble against the US dollar during the periods under review.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 39.9%, 21.9% and 14.0% in 2009, 2010 and 2011, respectively. The decrease in these expenses, when comparing 2010 to 2009, was mainly due to increased revenues and decreases in headcount and advertising and promotion expenses. The decrease when comparing 2011 to 2010 was mainly due to increased segment revenue.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 3.1%, 3.5% and 6.6% in 2009, 2010 and 2011, respectively. The increase when comparing 2011 to 2010 was mainly due to decreased segment revenue.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations. Selling, general and administrative expenses of our corporate headquarters amounted to $13.9 million, $13.7 million and $13.8 million in 2009, 2010 and 2011, respectively.

  Stock-based compensation expenses

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Stock-based compensation expenses	$(47,607)	$(34,005)	$(18,318)

        The decrease in stock-based compensation, when comparing 2010 to 2009, is mainly due to one-time charges in 2009 related to a stock appreciation right held by a former CEO and board member and options held by our most recent former CEO, described above, and cancellation of some options granted to a former CEO in connection with his departure. Such decrease was partially offset by the increase in expense due to stock options granted to a number of our employees and executives at the end of 2009 and in the first half of 2010 pursuant to our 2009 Stock Incentive Plan and to equity-based incentive awards granted to a number of our employees and executives in the first half of 2010. Such expenses amounted to $19.2 million for 2010. In addition, the overall decrease in stock-based compensation expense, when comparing 2010 and 2009, was partially offset by expense related to modifications made to the stock options of our most recent former CEO in 2009 and the first half of 2010, and an additional tranche of his options, attributed to certain performance objectives for 2010, recognized effective January 1, 2010.

        The decrease in stock-based compensation expense when comparing 2011 to 2010 was principally due to the non-achievement of performance criteria related to performance-based options and equity-based incentive awards, and the fact that some options granted in 2007 and 2008 became fully vested at which time compensation charges ceased.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $5.6 million for 2012, $4.6 million for 2013, $0.8 million for 2014 and $0.2 million for 2015. For more details on our stock-based compensation transactions, see "Item 8. Financial Statements and Supplementary Data—Note 16, Stockholders' Equity and Note 21, Subsequent Events".

  Amortization of programming rights

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(139,462)	$(171,498)	$(203,773)
Change period-to-period	—	23.0%	18.8%
Domashny Network	(24,925)	(32,660)	(46,689)
Change period-to-period	—	31.0%	43.0%
Peretz Network	(14,572)	(27,642)	(32,682)
Change period-to-period	—	89.7%	18.2%
CTC Television Station Group	(1,671)	(301)	(344)
Change period-to-period	—	(82.0)%	14.3%
CIS Group	(5,845)	(7,394)	(9,841)
Change period-to-period	—	26.5%	33.1%
Eliminations and other	8,083	7,588	4,234

Total	$(178,392)	$(231,917)	$(289,095)

Change period-to-period	—	30.0%	24.7%
% of total operating revenues	35.2%	38.6%	37.7%

        Amortization of programming rights as a percentage of total operating revenues were 35.2%, 38.6% and 37.7% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights as a percentage of total operating revenues was 31.1% and 34.1% in 2009 and 2010, respectively.

        CTC Network.    The amortization of programming rights is our most significant expense at the network level. Amortization of programming rights for the CTC Network segment as a percentage of CTC Network's total operating revenues were 42.4%, 44.0% and 42.8% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights at the CTC Network as a percentage of this segment's total operating revenues was 37.2% and 38.8%, in 2009 and 2010, respectively. The increases when comparing the periods under review 2010 to 2009 were primarily due to the relatively more expensive programming mix and higher impairment charges in the later periods (as discussed below).

        Domashny Network.    Amortization of programming rights at the Domashny Network segment as a percentage of its operating revenues amounted to 49.2%, 49.5% and 51.6% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights at the Domashny Network as a percentage of this segment's total operating revenues was 43.3% and 43.6% in 2009 and 2010, respectively. The slight increase when comparing 2010 to 2009 was primarily due to the relatively more expensive programming mix and higher impairment charges in 2010, partially offset by increased revenues. The increase when comparing 2011 to 2010 was primarily due to the relatively more expensive programming mix in 2011.

        Peretz Network.    Amortization of programming rights at the Peretz Network segment as a percentage of its operating revenues was 35.9%, 58.6% and 54.6% in 2009, 2010 and 2011, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), amortization of programming rights at the Peretz Network as a percentage of this segment's total operating revenues was 32.0% and 52.2% in 2009 and 2010, respectively. The increase from 2010 to 2009 was primarily due to the relatively more expensive programming mix and higher impairment charges in 2010. The increase from 2010 to 2011 was primarily due to the relatively more expensive programming mix.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as expense on the first run. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge.

        During 2009, 2010 and 2011, based on recurring reviews of revenue pattern for the programming library, we recognized additional charges on programming rights of $14.9 million, $33.8 million, and $43.3 million, respectively. These amounts include CTC Network's charges of $13.0 million, $25.2 million and $32.0 million for 2009, 2010 and 2011 respectively. The increases in these additional charges when comparing the periods under review were due to the underperformance of certain programming and write-off of certain Russian series and foreign content following a scheduled content library review as a result of these underperformances. In addition, the increase in additional charges in the Peretz Network when comparing 2011 to 2010 was due to the changes in programming grid in 2011, mainly as the result of the channel's repositioning.

        Our estimates of future advertising and other revenues, the performance of our channels and our future broadcasting schedules have a significant impact on the value of our program rights and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

        In addition to the factors noted above the increase in amortization of programming rights in absolute terms was affected by the appreciation of the Russian ruble against the US dollar over the reporting periods during the period under review.

        CIS Group.    The amortization of programming rights for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group,

including content provided by CTC Network. Amortization of programming rights for the CIS segment as a percentage of its operating revenues was 53.0%, 58.7% and 55.2% in 2009, 2010 and 2011, respectively. The increase when comparing 2010 to 2009 was primarily due to the relatively more expensive programming mix in 2010. The decrease when comparing 2011 to 2010 was primarily due increased segment revenues.

  Amortization of sublicensing rights and own production cost

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(8,056)	$(6,985)	$(3,043)
Change period-to-period		(13.3)%	(56.4)%
Production Group	(42,660)	(41,250)	(24,068)
Change period-to-period		(3.3)%	(41.7)%
Eliminations and other	43,884	41,325	23,740

Total	$(6,832)	$(7,113)	$(3,371)

Change period-to-period	—	4.1%	(52.6)%
% of total operating revenues	1.3%	1.2%	0.4%

        Own production costs represent the cost of internally produced programming licensed to the third parties or sold to our other operating segments.

        Networks.    The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level, when comparing 2010 to 2009, was mainly due to one-off expenses incurred in the first quarter of 2009 in conjunction with the production of a motion picture for theatrical release, and decreases in intercompany sales to the CIS Group, partially offset by the appreciation of the Russian ruble against the US dollar. The decrease in the amortization of sublicensing rights and own production cost at the CTC Network level, when comparing 2011 to 2010 was primarily due to decreased cost of internally produced series and sitcoms sold to broadcasters in Ukraine.

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

        Depreciation and amortization (exclusive of amortization of programming and sublicensing rights)

	Year ended December 31,
	2009	2010	2011
	(in thousands, except percentages)
CTC Network	$(463)	$(1,268)	$(3,387)
Change period-to-period	—	173.9%	167.1%
Domashny Network	(379)	(869)	(1,422)
Change period-to-period	—	129.3%	63.6%
Peretz Network	(2,721)	(2,712)	(2,918)
Change period-to-period	—	(0.3)%	7.6%
CTC Television Station Group	(1,935)	(2,225)	(2,157)
Change period-to-period	—	15.0%	(3.1)%
Domashny Television Station Group	(1,471)	(1,513)	(1,997)
Change period-to-period	—	2.9%	32.0%
Peretz Television Station Group	(3,326)	(4,086)	(4,825)
Change period-to-period	—	22.9%	18.1%
CIS Group	(804)	(602)	(573)
Change period-to-period	—	(25.1)%	(4.8)%
Production Group	(151)	(138)	(55)
Change period-to-period	—	(8.6)%	(60.1)%
Eliminations and other	(204)	(323)	(315)

Total	$(11,454)	$(13,736)	$(17,649)

Change period-to-period	—	19.9%	28.5%
% of total operating revenues	2.3%	2.3%	2.3%

        Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights, sublicensing rights, principally network affiliation agreements and cable network connections.

        Networks.    At the Network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense. When comparing 2011 to 2010, the increase in depreciation and amortization is due to the launch of the new digital broadcasting complex in July 2011.

        Television Station Groups.    We have entered into contracts with Mostelecom to secure the right of the CTC, Domashny and Peretz Moscow stations to be connected by cable to certain households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our Networks. We continue to evaluate, from a cost-benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through 2015.

        CIS Group.    Depreciation and amortization expense of the CIS Group mainly consists of depreciation of broadcasting, studio and office equipment and amortization of office software.

  Impairment loss

        We assess the carrying value of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

        The following table summarizes impairment losses recorded as result of our impairment reviews:

	Impairment losses recorded:
	2009	2010	2011
Broadcasting licenses:
Peretz umbrella license	$—	$—	$5,300
Peretz regional licenses	—	—	5,582
CTC regional licenses	17,015	—	7,278
Domashny regional licenses	1,724	—	5,398
Total broadcasting licenses	$18,739	—	$23,558

Peretz Network's goodwill	—	—	71,688

DTV trade name	—	—	11,136

Total impairment losses	$18,739	$—	$106,382

Income tax effect	(3,748)	—	(6,939)

Total effect on consolidated net income	$14,991	$—	$99,443

        As a result of the re-weighting of certain cities in the TNS Russia audience measurement panel, we recorded a noncash impairment loss in 2009 of $18.7 million related to broadcasting licenses in these cities, which had a net effect on our net income attributable to CTC Media, Inc. stockholders of $15.0 million.

        In the 2010 annual impairment review, we concluded that the fair values of its reporting units and long-lived assets had increased, when compared to 2009 and 2008, reflecting the improving macroeconomic conditions from the downturn in the economy that started in 2008. Although conditions generally improved 2009-2010, and the advertising market recovered, considerable uncertainty remains concerning economic stability globally in the medium-term (2012-2016). Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. In the third quarter of 2011, some large advertisers reduced their initially planned advertising expenditures for 2011 as a whole. As the result of an interim impairment review performed as of September 30, 2011, we recorded non-cash impairment losses totaling $5.7 million related to several regional broadcasting licenses (most of them acquired in 2007-2008), primarily due to a decrease in cash flows projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter. Although we decreased its forecast for advertising market in September 30, 2011 impairment tests, there was still an insufficient visibility on the advertising spending for 2012, due to the overall economic uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in global economy to Russian television advertising market. We used forecasts of Russian television advertising market growth based on available internal and external estimates, including estimates of industry experts and analysts and publicly available information disclosed by other media agencies.

        In the fourth quarter of 2011, media agencies and analysts revised their estimates on the Russian television advertising market growth downwards, which we concluded was an additional impairment indicator. In addition, we obtained more visibility on the advertising pricing for 2012. Accordingly, we have revised estimates of future cash flows in the impairment review performed at December 31, 2011, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term. Although we continue to project future long-term growth in cash flows, such growth is lower than that assumed in the impairment reviews performed in the fourth quarter of 2010, due to the reasons described above. As of December 31, 2011, we recorded additional non-cash impairment losses of $12.6 million related to several regional broadcasting licenses, $5.3 million related to Peretz umbrella broadcasting license and $71.7 million related to Peretz goodwill.

        The table below represents the carrying values of our indefinite lived assets, for which a hypothetical further 10% and 15% decrease in the fair value of each indefinite lived asset/or reporting unit would have resulted in additional impairment:

	Carrying amount of assets, as of December 31, 2011, for which hypothetical 10% and 15% decreases in the fair value of each asset/ reporting unit would have resulted in additional impairment:
	10%	15%
Broadcasting licenses:
Peretz umbrella license	48,136	48,136
Peretz regional licenses	22,058	22,058
CTC regional licenses	18,762	18,762
Domashny regional licenses	17,496	17,496
Peretz Network's goodwill:	58,453	58,453

Total	164,905	164,905

        Other than with respect to the assets/or reporting units identified above, hypothetical 10% and 15% decreases in the fair value of each indefinite lived asset/or reporting unit would not have resulted in additional impairment.

        Fair value estimates are highly sensitive to the changing macro economic environment. There is considerable uncertainty concerning economic stability globally in the medium-term,including uncertainty over the impact of changes in the global economy on the Russian television advertising market. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate." In our impairment analysis, we used forecasts of Russian television advertising market growth based on available internal and external estimates, including estimates of industry experts and analysts and publicly available information disclosed by other media agencies. Fair value estimates are also highly sensitive to the cost of capital used by us in the discounting of expected cash flows attributable to indefinite-lived assets and reporting units. The potential negative trends in the macro economic environment may further adversely affect the total Russian television advertising market and could increase the risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, which would also decrease the fair value of the respective assets or reporting units.

        In addition, the level of advertising revenues that we earn is directly tied to our audience shares and ratings. The values of the Peretz Network reporting unit and Peretz broadcasting umbrella license are the most sensitive to changes in the assumptions of the audience share. See "Item 1A. Risk

Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        See also "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite—Lived Intangible Assets Impairment Tests" for a discussion of the methodology of impairment testing and—Note 10, Impairment loss", for valuation sensitivity analysis of the factors described above.

        We consider all current information in determining the need for or calculating the amount of any impairment losses; however, future changes in events or circumstances, such as adverse changes in the economy and television advertising market, the transition to digital broadcasting, decreases in our audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system, could result in decreases in the fair value of our intangible assets and goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income."

  Foreign currency gains (losses)

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Foreign currency gains (losses)	$(4,555)	$1,820	$2,034

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

        In 2010, the Russian ruble depreciated against the US dollar by 1%, but was on average 4% higher than the average value of the Russian ruble compared to the US dollar during 2009. In 2009, the Russian ruble depreciated approximately 2.9% against the US dollar. In 2009, our foreign currency loss primarily represents the impact of ruble depreciation on our dollar-denominated liabilities, mainly the debt outstanding under the Credit Facility Agreement, which was fully repaid in the first quarter of 2010, partially offset by the impact of ruble depreciation on our dollar- denominated assets. In 2010, our foreign currency gain primarily represents the impact of ruble depreciation on our dollar-denominated assets, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        During first half of 2011, the Russian ruble appreciated against the US Dollar by approximately 9%. Starting in July 2011, value of the ruble began to depreciate resulting in the overall depreciation of the Russian ruble against the US dollar of approximately 5.3%. In 2011, our foreign currency gain primarily represents the impact of ruble appreciation on our dollar-denominated liabilities during the first half of 2011, partially offset by the foreign currency loss on foreign exchange forward contract and by the impact of the ruble depreciation in the second half of 2011. Although the average exchange rate of the ruble against the US dollar was 3.3% higher in 2011 than in 2010, if the exchange rate between the ruble and the US dollar were further to depreciate, our revenues and operating results, as reported in US dollars, will be adversely affected.

        In October 2008, we entered into a foreign exchange forward contract to reduce a portion of our foreign exchange risk related to the Credit Facility Agreement, which was denominated in US dollars. On June 15, 2010 we purchased the last $15.0 million under this forward contract at a rate of RUR

28.84 for each $1.00. In addition, from time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In October 2011, we entered into a foreign exchange forward contract to hedge a portion of our liabilities which was denominated in US dollars. On October 27, 2011, we purchased $38.0 million under this forward contract. See "Item 8. Financial Statements and Supplementary Data—Note 18, Commitments and Contingencies—Foreign exchange forward arrangements".

        In January 2012, we entered into foreign currency forward contracts for approximately $79.0 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

  Interest income

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Interest income	$6,087	$6,018	$7,222

        Our interest income consists primarily of interest earned on our cash balances and short-term investments. See "Item 8. Financial Statements and Supplementary Data—Note 4, Cash and cash equivalents and short-term investments".

  Interest expense

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Interest expense	$(6,959)	$(1,169)	$(542)

        Our interest expense decreased over the periods under review primarily due to repayments of the principal amount under the Credit Facility Agreement during 2009 and in the first quarter of 2010. As of December 31, 2010, the amount under the Credit Facility Agreement was fully repaid. In 2011, our interest expense is mainly represented by interest and penalties related to unrecognized income tax benefits.

        In October 2011, we signed an overdraft agreement with Alfa Bank bearing annual interest of 7.2% with a credit limit of approximately $34.0 million. As of December 31, 2011, we had an overdraft position of $16.9 million that is presented as a current liability separately on the consolidated balance sheet. In January 2012, we settled this amount.

  Other non-operating income, net

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Other non-operating income	$1,060	$2,789	$4,667

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale, which was recorded in other non-operating income. In 2011, we recognized bargain gain of $3.7 million in conjunction with acquisitions of regional stations. See also "Item 8. Financial Statements—Note 5, Investment transactions."

  Equity in income of investee companies

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Equity in income of investee companies	$537	$490	$853

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it.

  Income tax expense

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Income tax expense	$(45,626)	$(66,034)	$(76,403)

        In 2009 and 2010, our effective tax rate was approximately 31% and 30%, respectively. The decrease in our effective tax rate when comparing 2009 to 2010 was primarily due to the decreases, as a percentage of consolidated income before tax, in stock-based compensation expense and utilization of certain tax benefits in 2010, partially offset by the increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest and reversals of tax contingencies related to the Peretz channel made in 2009, based on the results of the tax audit for 2006—2008. In 2010, the tax legislation of Kazakhstan was amended to establish a statutory income tax rate of 20% in 2010 and thereafter. This change did not have a significant effect on our effective tax rate.

        In 2011, our effective tax rate was approximately 56% and was impacted by the effect of the impairment losses recognized to Peretz goodwill, DTV trade name and to certain regional broadcasting licenses totaling $106.4. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests and—Note 10, Impairment loss". The impairment losses decreased our income before tax by $106.4 million and decreased our income tax expense by $6.9 million.

        Net of the impairment losses effect, our effective tax rate for 2011 would have been 34%. The increase in our effective tax rate when comparing 2011 to 2010 (adjusted for nonrecurring impairment losses) was primarily due to the increase in deferred tax liabilities on unremitted earnings of our Russian subsidiaries that we do not plan to reinvest and utilization of certain tax benefits in 2010, partially offset by the decreases, as a percentage of consolidated income before tax, in stock-based compensation expense.

  Income attributable to noncontrolling interest

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Income attributable to noncontrolling interest	$(2,630)	$(5,301)	$(7,398)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated stations that are not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In 2009, the noncontrolling interest in income of our profitable owned-and-operated CTC stations was partially offset by the noncontrolling interest in losses of Channel 31 and Moldova Groups. In 2010 and 2011, income attributable to noncontrolling interest mostly relates to income in the CIS Group and to our consolidated owned-and-operated stations in the CTC Television Station Group.

  Other comprehensive loss attributable to controlling interest

	Year ended December 31,
	2009	2010	2011
	(in thousands)
Other comprehensive loss	$(3,812)	$(5,635)	$(47,691)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in 2009, 2010 and 2011 primarily represent the losses relating to these translations due to depreciation of the Russian ruble against the US dollar.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of December 31, 2010 Compared to December 31, 2011

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable decreased from $35.5 million to $21.8 million from December 31, 2010 to December 31, 2011, mainly due to lower sublicensing revenues in the fourth quarter of 2011 compared to the fourth quarter of 2010.

  Short-term investments

        As of December 31, 2010 and 2011, short-term investments represent cash deposits with maturity in the range from three to six months placed in Russian banks.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2010 to December 31, 2011 by $17.6 million primarily due to increases in investments for Russian and foreign programming.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2010 to December 31, 2011 of $28.4 million was primarily due to increased investments in foreign content and Russian series and sitcoms, which will be used in 2012 and thereafter.

  Goodwill and Intangible assets

        Intangible assets decreased from December 31, 2010 to December 31, 2011 by $20.0 million, primarily due to the impairment losses of $34.7 million for the DTV trade name and certain of our broadcasting licenses recorded in the third and fourth quarters of 2011. In addition, when comparing December 31, 2010 to December 31, 2011, the decrease in intangible assets was due to the depreciation of the Russian ruble against the US dollar and amortization. The decreases due to the factors described above were partially offset by acquisitions of Russian regional stations, resulting in the increases in broadcasting licenses, and new cable connections.

        Goodwill decreased from December 31, 2010 to December 31, 2011 by $80.4 million, of which a decrease of $71.7 million relates to the impairment of goodwill of Peretz Network. In addition, when comparing December 31, 2010 to December 31, 2011, the decrease in goodwill was due to the depreciation of the Russian ruble against the US dollar, partially offset by the increase of $4.1 million due to purchase price allocations made for acquisitions of regional stations.

        See also "—Impairment loss" and "Item 8. Financial Statements and Supplementary Data—Note 8, Intangible assets, and—Note 9, Goodwill", and and—Note 10, Impairment loss".

  Bank overdraft

        In October 2011, we signed an overdraft agreement with Alfa Bank bearing annual interest of 7.2% with a credit limit of approximately $34.0 million. As of December 31, 2011, we had an overdraft position of $16.9 million that is presented as a current liability separately on the balance sheet. In January 2012, we settled this amount.

  Accrued liabilities

        Our accrued liabilities decreased from $33.6 million to $21.3 million from December 31, 2010 to December 31, 2011, primarily due to earn-out payments made in 2011 related to a production company which were accrued as of December 31, 2010.

  Deferred revenue

        Deferred revenue decreased from $12.4 million at December 31, 2010 to $7.4 million at December 31, 2011 primarily due to decreases in prepayments from advertisers during 2011 compared with 2010.

Liquidity and Capital Resources

        Our sources of capital are mostly represented by cash flows from operations. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, capital expenditures and programming commitments, income tax obligations, anticipated dividends to our shareholders and any contemplated acquisitions.

        At December 31, 2011, we had $12.3 million in cash and cash equivalents, of which approximately 36% was held in US dollar-denominated accounts. In addition, at December 31, 2011, we had $117.2 million in deposits with maturities ranging from three to six months, of which approximately 13% was held in US dollar-denominated accounts. In October 2011, we signed an overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34.0 million. As of December 31, 2011, we had cash balance in an overdraft position of $16.9 million that is presented as a current liability separately on our balance sheet. In January 2012, the balance of overdraft outstanding at December 31, 2011, was settled.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

        We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at risk of default by our counterparties.

        On February 24, 2012, our Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20.6 million in total. The record date is March 15, 2012 and the payment date is on or about March 30, 2012. Our Board currently intends to pay further dividends in each of the following quarters of 2012. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2009	2010	2011
	(in thousands)
Net cash provided by operating activities	$132,941	$185,552	$115,791
Net cash used in investing activities	(81,654)	(130,525)	(54,643)
Net cash used in financing activities	(62,548)	(79,820)	(115,024)

        Our net cash flows from operating activities were $132.9 million, $185.6 million and $115.8 million in 2009, 2010 and 2011, respectively, and reflected the net effect of increased advertising sales and higher operating cash expenditures. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $483.9 million, $562.1 million, $747.5 million, respectively, for 2009, 2010 and 2011. When comparing 2010 to 2011, the increase in our advertising revenues of $79.1 million relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (See "—Critical accounting policies—Revenue recognition"). Net of this effect, our advertising revenues increased by $106.6 million from 2010 to 2011.

        Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $209.3 million, $250.5 million and $358.6 million in 2009, 2010 and 2011, respectively. The increase in cash paid for programming rights in 2011 was primarily due to investments in Russian-produced and foreign programming used in 2011 and that will be used in 2012 and thereafter. Amortization of programming rights, sublicensing rights and own production cost amounted to $185.2 million, $239.0 million and $292.5 million in 2009, 2010 and 2011, respectively.

        In addition, cash flows from operating activities include income tax payments in the amounts of $55.2 million, $64.9 million and $89.0 million in 2009, 2010 and 2011, respectively. The increases in income tax payments over the periods under review were primarily due to increased pretax income and taxes on dividends distributed by Russian subsidiaries to our parent company.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, earnouts related to the acquisitions of our production companies and investments in or receipts from cash deposits. In 2009, we paid cash of $25.7 million for acquisitions, including $11.0 million of earn-out payments in relation to our acquisition of production companies in 2008 and $14.7 million for the acquisition of additional owned-and-operated stations. Also, in 2009, we spent cash of $16.2 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2009, we made cash deposits of $39.1 million in Russian banks. These deposits have original maturities in the range of three to six months.

        In 2010, we paid cash of $23.8 million for acquisitions, including $12.8 million of 2009 earn-out payments in relation to our acquisition of production companies and $11.0 million for the acquisition of additional owned-and-operated stations. In 2010, we spent cash of $29.9 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2010, we made cash deposits of $78.9 million in Russian banks. In 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $21.5 million related to the acquisitions of new broadcasting stations. In addition, we spent $19.8 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. In addition, in 2011, we placed cash deposits of $9.8 million in Russia banks.

        In 2012, we expect capital expenditures to be at 2011 level as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options, proceeds from overdraft and payments of dividends. In 2009, we repaid outstanding principal under the Credit Facility Agreement in the amount of $62.0 million. Also, in 2009 we received $3.4 million in proceeds from the exercise of stock options by a former executive. In 2010, cash used in financing activities includes repayment under the Credit Facility Agreement of $28.3 million and payment of $7.5 million in debt of our DTV Station in St. Petersburg assumed at its acquisition. In addition, in 2010, we paid dividends in the amount of $80.4 million to our stockholders and $4.9 million in dividends to minority shareholders of our owned-and-operated stations. Also, we received $42.8 million from the exercise of stock options. In 2011, cash used in financing activities primarily includes payment of dividends in the amount of $128.9 million to our stockholders, $6.1 million in dividends paid to minority shareholders, partially offset by proceeds of $5.4 million received from the exercise of stock options and of $17.6 million proceeds received from bank overdraft. See "Item 8. Financial Statements and Supplementary Data—Note 16, Stockholder's Equity and—Note 12, Bank Overdraft".

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Through 2012	2013 through 2014	2015 through 2016	Thereafter
	(in thousands)
Acquisition of programming rights	$222,838	$160,716	$62,122	—	—
Transmission and satellite fees	$102,875	$17,581	$39,991	$45,303	—
Leasehold obligations	$48,590	$4,775	$9,882	$10,264	$23,669
Cable connections	$8,830	$1,781	$4,338	$2,711	—
Acquisition of format rights	$1,346	$1,346	—	—	—

Total(1)	$384,479	$186,199	$116,333	$58,278	$23,669

(1)
Accrued liabilities related to income taxes in the amount of $3.8 million are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        We are a party to lease agreements for our headquarters facilities in Moscow. We recognized rental expense related to these leases of $4.8 million during 2011, and expect to recognize approximately $40.6 million for 2012-2020 (at the US dollar/ruble exchange rate as of December 31, 2011). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the year ended December 31, 2011, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $66.8 million and $46.1 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of February 25, 2012 was RUR 29.45 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our programming commitments denominated in US dollars. In October 2011, we entered into a foreign exchange forward contract to hedge a portion of our liabilities which was denominated in US dollars. On October 27, 2011, we purchased $38.0 million under this forward contract. See "Item 8. Financial Statements and Supplementary Data—Note 17, Commitments and Contingencies—Foreign exchange forward arrangements".

        In January 2012, we entered into foreign exchange forward contracts for approximately $79.0 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our acting chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During the three months period ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was performed under the direction and supervision of our acting chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2011, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
February 28, 2012

PART III

Item 9B.    Other Information.

        None.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2012, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)   Financial Statements and Schedules

  (1)
  Financial Statements—see "Index to Consolidated Financial Statements" on page F-1.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
February 28, 2012

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$59,565	$12,331
Short-term investments (Note 4)	117,457	117,233
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2010–$780; December 31, 2011–$977) (including accounts receivable from related parties: 2010–$34, 2011–$89)	35,516	21,831
Taxes reclaimable	16,151	20,311
Prepayments	37,766	57,091
Programming rights, net	95,026	106,947
Deferred tax assets	23,228	20,086
Other current assets	911	1,351

TOTAL CURRENT ASSETS	385,620	357,181

PROPERTY AND EQUIPMENT, net	44,149	46,299
INTANGIBLE ASSETS, net (Notes 8 and 10):
Broadcasting licenses	163,783	159,369
Cable network connections	29,474	28,148
Trade names	16,956	5,213
Network affiliation agreements	4,479	2,120
Other intangible assets	3,309	3,197

Net intangible assets	218,001	198,047
GOODWILL (Notes 9 and 10)	244,824	164,375
PROGRAMMING RIGHTS, net (Note 6)	75,633	92,134
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,455	5,041
PREPAYMENTS	4,703	3,012
DEFERRED TAX ASSETS	18,127	26,015
OTHER NON-CURRENT ASSETS	1,211	997

TOTAL ASSETS	$997,723	$893,101

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Notes 12 and 17)	—	16,941
Accounts payable (including accounts payable to related parties: 2010–$594; 2011–nil)	73,665	69,891
Accrued liabilities	33,603	21,326
Taxes payable	37,643	31,905
Short-term loans and interest accrued	—	67
Deferred revenue	12,393	7,367
Deferred tax liabilities	9,457	12,613

TOTAL CURRENT LIABILITIES	166,761	160,110

DEFERRED TAX LIABILITIES	36,321	35,783
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2010–156,955,746; 2011–157,320,070)	1,569	1,573
Additional paid-in capital	457,521	481,969
Retained earnings	397,997	322,184
Accumulated other comprehensive loss	(64,063)	(111,754)
Non-controlling interest	1,617	3,236

TOTAL STOCKHOLDERS' EQUITY	794,641	697,208

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$997,723	$893,101

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2009	2010	2011
REVENUES:
Advertising (including revenue from related parties of $4,033, $2,219 and $1,393 in 2009, 2010 and 2011, respectively) (Note 14)	$483,945	$562,102	$747,451
Sublicensing and own production revenue (including revenue from related parties of $3,403, $109 and $265 in 2009, 2010 and 2011, respectively)	20,999	37,931	15,836
Other revenue	1,169	1,252	3,073

Total operating revenues	506,113	601,285	766,360

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $9,190, $11,502 and $13,201 in 2009, 2010 and 2011, respectively; and exclusive of stock-based compensation expense of $5,334, $10,586 and $6,242 in 2009, 2010 and 2011, respectively)	(32,088)	(37,547)	(43,684)
Selling, general and administrative (exclusive of depreciation and amortization $2,264, $2,234 and $4,448 in 2009, 2010 and 2011, respectively; exclusive of stock-based compensation expense of $42,273, $23,419 and $12,076 in 2009, 2010 and 2011, respectively) (Note 14)	(58,526)	(69,849)	(165,176)
Stock-based compensation expense	(47,607)	(34,005)	(18,318)
Amortization of programming rights	(178,392)	(231,917)	(289,095)
Amortization of sublicensing rights and own production cost	(6,832)	(7,113)	(3,371)
Depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights)	(11,454)	(13,736)	(17,649)
Impairment loss (Notes 2 and 10)	(18,739)	—	(106,382)

Total operating expenses	(353,638)	(394,167)	(643,675)

OPERATING INCOME	152,475	207,118	122,685
FOREIGN CURRENCY GAINS (LOSSES)	(4,555)	1,820	2,034
INTEREST INCOME (including interest income from related parties of $1,434, $1,497 and $1,629 in 2009, 2010 and 2011, respectively)	6,087	6,018	7,222
INTEREST EXPENSE (including interest expense from related parties of nil, nil and $109 in 2009, 2010 and 2011, respectively)	(6,959)	(1,169)	(542)
OTHER NON-OPERATING INCOME, net	1,060	2,789	4,667
EQUITY IN INCOME OF INVESTEE COMPANIES	537	490	853

Income before income tax	148,645	217,066	136,919

INCOME TAX EXPENSE	(45,626)	(66,034)	(76,403)

CONSOLIDATED NET INCOME	$103,019	$151,032	$60,516

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(2,630)	$(5,301)	$(7,398)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$100,389	$145,731	$53,118

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.66	$0.94	$0.34

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.64	$0.93	$0.34

Weighted average common shares outstanding—basic	152,223,165	155,576,658	157,224,782

Weighted average common shares outstanding—diluted	157,452,763	156,092,038	158,011,659

Dividends declared per share	$—	$0.51	$0.82

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands of US dollars)

	2009	2010	2011
Net Income	$103,019	$151,032	$60,516
Other Comprehensive loss:
Foreign Currency Translation Adjustment	(3,795)	(5,553)	(47,698)

Total Other Comprehensive loss	(3,795)	(5,553)	(47,698)

Comprehensive income	$99,224	$145,479	$12,818

Less: Comprehensive income attributable to the non-controlling interest	(2,647)	(5,383)	(7,392)

Comprehensive income attributable to CTC Media, Inc. stockholders	$96,577	$140,096	$5,426

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2009	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$103,019	$151,032	$60,516
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(6,317)	1,449	(6,866)
Depreciation and amortization	11,454	13,736	17,649
Amortization of programming rights	178,392	231,917	289,095
Amortization of sublicensing rights and own production cost	6,832	7,113	3,371
Stock-based compensation expense	47,607	34,005	18,318
Equity in income of unconsolidated investees	(537)	(490)	(853)
Foreign currency (gains) losses	4,555	(1,820)	(2,034)
Impairment loss	18,739	—	106,382
Changes in provision for tax contingencies	(5,934)	(2,752)	(3,381)
Changes in operating assets and liabilities:
Trade accounts receivable	6,436	(11,816)	15,498
Prepayments	(751)	(3,123)	(6,852)
Other assets	3,708	(6,672)	(4,161)
Accounts payable and accrued liabilities	9,144	6,457	(616)
Deferred revenue	(4,357)	7,239	(5,073)
Other liabilities	(960)	10,042	(6,824)
Dividends received from equity investees	622	509	841
Settlement of SARs and exercises of equity-based incentive awards	(29,390)	(786)	(598)
Acquisition of programming and sublicensing rights	(209,321)	(250,488)	(358,621)

Net cash provided by operating activities	132,941	185,552	115,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(16,217)	(29,912)	(19,780)
Acquisitions of businesses, net of cash acquired	(25,674)	(23,762)	(25,033)
Proceeds from sale of businesses, net of cash disposed	—	2,026	—
Investments in deposits	(39,763)	(78,877)	(9,830)

Net cash used in investing activities	(81,654)	(130,525)	(54,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,398	42,812	5,352
Proceeds from overdraft	—	—	17,553
Repayments of loans	(62,000)	(35,775)	—
Acquisition of non-controlling interest	—	(1,508)	(2,927)
Dividends paid to stockholders	—	(80,444)	(128,930)
Dividends paid to noncontrolling interest	(3,946)	(4,905)	(6,072)

Net cash used in financing activities	(62,548)	(79,820)	(115,024)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,353)	(83)	6,642

Net decrease in cash and cash equivalents	(13,614)	(24,876)	(47,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	98,055	84,441	59,565

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,441	$59,565	$12,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,475	$236	$81
Income tax paid	$55,220	$64,950	$89,042

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

(in thousands of US dollars, except share data)

	Outstanding common shares	Common stock	Additional Paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-controlling interest	Stockholders' Equity
DECEMBER 31, 2008	152,155,213	$1,522	$365,362	$232,321	$(54,616)	$2,481	$547,070

Stock-based compensation from option awards	—	—	18,209	—	—	—	18,209
Stock options exercised	2,072,533	20	3,379	—	—	—	3,399
Foreign currency translation adjustment	—	—	—	—	(3,812)	17	(3,795)
Net income (loss)	—	—	—	100,389	—	2,630	103,019
Dividends declared	—	—	—	—	—	(4,078)	(4,078)

DECEMBER 31, 2009	154,227,746	$1,542	$386,950	$332,710	$(58,428)	$1,050	$663,824

Stock-based compensation from option awards	—	—	29,260	—	—	—	29,260
Stock options exercised	2,728,000	27	42,785	—	—	—	42,812
Foreign currency translation adjustment	—	—	—	—	(5,635)	82	(5,553)
Acquisition of non-controlling interest	—	—	(1,474)	—	—	(34)	(1,508)
Net income	—	—	—	145,731	—	5,301	151,032
Dividends declared	—	—	—	(80,444)	—	(4,782)	(85,226)

DECEMBER 31, 2010	156,955,746	$1,569	$457,521	$397,997	$(64,063)	$1,617	$794,641

Stock-based compensation from option awards	—	—	17,193	—	—	—	17,193
Stock options exercised	364,324	4	5,348	—	—	—	5,352
Foreign currency translation adjustment	—	—	—	—	(47,691)	(7)	(47,698)
Acquisition of non-controlling interest	—	—	1,907	—	—	299	2,206
Net income			—	53,117	—	7,399	60,516
Dividends declared	—	—	—	(128,930)	—	(6,072)	(135,002)

DECEMBER 31, 2011	157,320,070	$1,573	$481,969	$322,184	$(111,754)	$3,236	$697,208

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television networks in Russia. Before October 2011, the Peretz channel operated under DTV brand name. DTV television network and DTV Television Station Group are hereinafter referred to as "Peretz television network" and "Peretz Television Station Group", respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's Russian network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and Peretz television networks (the "Networks"). The CTC, Domashny and Peretz Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective Russian network. In addition, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, the Company has a Production segment ("the Production Group"), responsible for the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for Russian networks.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through the Company's own advertising sales house, which serves as the exclusive advertising sales agent for all of the Company's Russian networks and Television Station Groups in respect of Moscow-based clients from January 1, 2011 (Notes 14). The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s beneficial ownership interests in these subsidiaries at December 31, 2009, 2010 and 2011 are presented in the table below:

	2009	2010	2011
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Peretz Network	100.0%	100.0%	100.0%
Television Station Groups
CTC-Region	100.0%	100.0%	100.0%
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	99.9%	100.0%	100.0%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
Peretz -St. Petersburg	100.0%	100.0%	100.0%
CIS Group
Channel 31 Group	60.0%	60.0%	60.0%
Production Group
Story First Production	—	—	100.0%
Costafilm	100.0%	100.0%	100.0%
Soho Media	100.0%	100.0%	100.0%

        The Company is the primary beneficiary of the Channel 31 Group (acquired in 2008), a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with 60% economic interest of the Channel 31 Group (see Note 18 for a discussion of the legal restrictions of ownership in Kazakhstan). The Company has consolidated the Channel 31 Group since its date of acquisition. As of December 31, 2011, the Channel 31 Group had assets (excluding intercompany assets) totaling $23,411 and liabilities (excluding intercompany liabilities) totaling $10,896. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of December 31, 2011 the amount of intercompany payables of the Channel 31 Group totaled $4,956. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totaled $3,578 for 2011. This amount includes intercompany expenses of $747.

Business Segments

        The Company operates in eight business segments—CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. The Company evaluates performance based on the operating results of each segment, among other performance measures (Note 19).

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

Foreign Currency Translation

        In 2009, 2010 and 2011, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive loss.

Revenue Recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, advertising services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company recognizes advertising revenues at the moment when the advertising is broadcast and net of Value Added Taxes ("VAT").

        Historically, the Company's advertising was not generally placed directly with advertisers. Video International placed the Company's advertising on an exclusive basis under agency agreements. Based on such relationships with advertisers and Video International in place prior to 2011, the Company recognized the commissions paid to Video International as an offset to revenue rather than as an expense incurred ("net basis").

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company has also implemented a new model of cooperation with Video International based on the licensing of specialized advertising software by Video International to its sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. See also Note 14.

        Effective January 1, 2011, following this change in its sales structure, the Company recognizes Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amount billed to the advertisers under direct sales arrangements. Compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the consolidated statement of income. Advertising sales to local clients under agency agreements with Video International continue to be recognized net of agency commissions. See "Comparative Figures" below.

        Sublicensing, own production and other revenue primarily represent revenue the Company earns from sublicensing its rights to programming and from the licensing of internally-produced programming. Sublicensing and own production revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin exploitation, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

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

        Programming rights also include internally-produced programming. The cost of such programming includes expenses related to the acquisition of format rights and direct costs associated with production and capitalized overheads. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally produced programming is stated at the lower of amortized cost or fair value.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to be aired only once, the entire cost is recognized as expense on the first run. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Such write-downs establish a new cost basis for programming rights. Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally-produced programming is classified as non-current.

Sublicensing Rights

        Sublicensing rights include the unamortized cost of completed television episodes, television series in production and programming rights acquired for sublicensing rather than for exhibition on the Company's own Networks. Sublicensing rights principally consist of production costs, and development and format costs, and are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized sublicensing rights recognized at cost for a given episode as it is exhibited in various markets, throughout its life cycle, is determined using the film forecast method. Under this method, the amount of capitalized costs recognized as expense is based on the proportion of the television episode's revenues recognized for such period to the television episode's estimated remaining ultimate revenues. These estimates are revised periodically and projected losses, if any, are provided in full.

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

        At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the consolidated statement of income.

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

        Assets (Liabilities) Measured at Fair Value on a Recurring Basis—The Company applies fair value measurements to its broadcasting assets, liabilities and noncontrolling interest in purchase price allocations, using inputs of Level 3. Fair value is based on the income approach using free cash flow models involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date (See below—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests,—Fair value determination" for a valuation techniques). There were no transfers between categories during the periods presented. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value as of December 31, 2010 and 2011, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets Measured at Fair Value on a Nonrecurring Basis—The Company also has assets that are required to be recorded at fair value on a nonrecurring basis, based on impairment reviews. As of December 31, 2009, the Company recorded non-cash impairment losses totaling $18,739 related to certain broadcasting licenses. As of December 31, 2010, the Company performed its annual impairment review, which did not result in any further impairment losses.

        For the year ended December 31, 2011, broadcasting licenses and Peretz umbrella license with carrying amounts of $59,716 and $53,436 were written down to their fair values of $41,458 and $48,136, resulting in impairment losses of $18,258 and $5,300, respectively, which were included in earnings for the period. As of December 31, 2011, goodwill with a carrying amount of $130,141 was written down to its implied fair value of $58,453, resulting in an impairment loss of $71,688, which was included in earnings for the period. Our fair value assessments were classified as Level 3 of the three-tier fair value hierarchy. The table below represents fair value measurements on a nonrecurring basis as of December 31, 2009 and 2011:

			Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)
	December 31, 2009		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Broadcasting licenses	$16,583	$—	$—	$16,583	$(18,739)

Total	$16,583	—	—	$16,583	$(18,739)

		Fair Value Measurement Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)*
Broadcasting licenses	$41,458	$—	$—	$41,458	$(18,258)
Umbrella license	48,136	—	—	48,136	(5,300)
Goodwill	58,453	—	—	58,453	(71,688)

Total	$148,047	—	—	$148,047	$(95,246)

*
See below—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests, for valuation techniques and description of how these assets are tested for impairment. See also Note 10, Impairment loss.

Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number of factors which could trigger an impairment review, including:

  •
  under-performance of operating segments or changes in projected results;

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

        Indefinite-lived intangible assets are evaluated for impairment by comparing the fair value of the asset to its carrying value. Any excess of the carrying value over the fair value is recognized as an impairment loss. Broadcasting licenses and trade names are evaluated at the individual asset level.

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

        The Company has observed over many years a strong positive correlation between the macroeconomic performance of its markets and the size of the television advertising market and ultimately the cash flows the Company generates. With this in mind, the Company has placed a high importance on developing its expectations for the future development of the macroeconomic environment in general and, in particular, the advertising market and the Company's share of it. While this has involved an appreciation of historical trends, the Company has placed a higher emphasis on forecasting these market trends, which has involved detailed review of macroeconomic data and a range of both proprietary and publicly-available estimates for future market development.

        Fair values determination—The Company determines the fair values calculated in impairment tests using free cash flow models involving assumptions that are based upon what the Company believes a

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hypothetical marketplace participant would use in estimating fair value on the measurement date. In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% in 2010, and from 13.4% to 17.7% in 2011, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2009, 2010 and 2011 analysis was 4.0%, 4.0% and 2.5%, respectively. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Total television advertising spending in Russia was adversely affected by economic downturn, which started in 2008, and, as a result, our operating results for 2009 were materially adversely affected. Although economic conditions generally improved in 2009-2010, and the advertising market recovered, considerable uncertainty remains concerning economic stability globally in the medium-term. The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected the Company's expectation on the total advertising market in the medium-term, and in turn, affected the fair values of certain of the Company's assets as of December 31, 2011. Further downturns in the macroeconomic environment, particularly the global economic recession, may further adversely affect the total

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    advertising market, and in turn, the fair values of the respective assets or reporting units. See Note 10.

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

  •
  Forecasted capital expenditure: The size and phasing of capital expenditure, both recurring expenditure to replace retired assets and investments in new projects, has a significant impact on cash flows. The Company forecasts the level of future capital expenditure based on current strategies and specific forecast costs to be incurred, as well as expectations of what these costs would be like for an average market participant. The Company's estimate of forecasted capital

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    expenditure is developed from a number of external sources, in combination with a process of on-going consultation with operational management.

        The Company believes that the values assigned to key assumptions and estimates described above represent the most realistic assessment of future trends.

        As of December 31, 2009, the Company recorded non-cash impairment losses totaling $18,739 related to certain broadcasting licenses. The decline in the fair value of these broadcasting licenses below book value was primarily the result of the change in the weight given to panel cities by TNS Russia. Certain cities in which the Company holds licenses were given less weight than in the previous panel survey, reducing the value of these licenses.

        As of December 31, 2010, the Company performed its annual impairment review, which did not result in any further impairment losses.

        As of the year ended December 31, 2011, the Company recorded non-cash impairment losses totaling $106,382 related to certain intangible assets and goodwill. Of the total impairment losses, $23,558 related to the impairment of certain broadcasting licenses and $71,688 related to impairment of Peretz goodwill, recorded in connection with the acquisition of DTV Group in 2008 (effective October 2011 operating under "Peretz" brand). The decline in fair values of these assets was due to revised estimates of future cash flows during the third and fourth quarters of 2011 primarily to reflect the revised expectations of total advertising market, following reduced advertising demand and increased uncertainty in the medium-term. In addition, of the total impairment losses, $11,136 related to impairment of the DTV trade name as result of the re-branding of the channel.

        See also Note 10, Impairment loss.

Accounting for acquisitions

        The Company applies the acquisition method of accounting and recognizes the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, based on their respective estimated fair values measured as of that date. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, license and other asset lives, among other items. See above—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests,—Fair value determination" for discussion on methodology applied in determination of fair values.

Prepayments

        Prepayments primarily represent payments to producers of programming prior to the commencement of the license period for programming rights. At December 31, 2010 and 2011, prepayments for programming rights were $33,108 and $52,442, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of 90 days or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments. See Note 4. Bank overdrafts that do not meet the right of setoff criteria are classified as current liabilities and, if material, are separately presented on the Company's balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are shown at their net realizable value which approximates their fair value.

        The Company establishes an allowance for doubtful accounts receivable based on specific identification and management estimates of recoverability. In cases where the Company is aware of circumstances which may impair a receivable, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount the Company believes will be collected. In addition to the specific allowance, the Company applies specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectibility of accounts receivable. If all collection efforts have been exhausted, the receivable is written off against the allowance. The Company's credit policy does not require entering into any netting agreements or collateral from customers.

        The following table summarizes the changes in the allowance for doubtful accounts for the year ended December 31, 2011:

	2009	2010	2011
Balance at January 1	$1,355	$988	$780
Allowance for doubtful accounts (charged to expenses)	420	53	482
Accounts receivable written off (or subsequent payments)	(778)	(173)	(255)
Foreign currency translation adjustments	(9)	(88)	(30)
Balance at December 31	$988	$780	$977

        Allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 2% and 4% as of December 31, 2010 and 2011, respectively.

Income Taxes

        The Company recognizes income tax positions if it is more likely than not that they will be sustained on a tax audit, including resolution of related appeals or litigation processes, if any, and measures them as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carryforwards which are expected to be realized. A valuation allowance for deferred tax assets is established when it is more likely than not that all or a portion of deferred tax assets will not be realized (Note 15).

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2010 and 2011 were $11,140, $15,265 and $18,855, respectively.

Pensions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. Starting from 2010, the Unified Social Tax (UST), which provided for the application of a regressive rate from 26% to 2% of the annual gross remuneration of each employee, has been replaced by direct contributions to social, medical and pension funds at a flat rate of 26% of the annual gross remuneration of each employee not to exceed a certain pre-determined amount of compensation. In 2011, some changes were introduced to the Russian tax legislation, resulting in an increase in social contributions to 34% for the majority of taxpayers. Taxpayers employed in the mass media industry were provided with certain tax benefits: application of a 26% tax rate in 2011, 27% tax rate in 2012, 28% tax rate in 2013 and 30% tax rate in 2014. Starting in 2015, taxpayers employed in the mass media industry will be taxed at the standard rate of 34%.

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

Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognizes them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income. For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income. The Company does not use derivatives for trading purposes. During the years ended December 31, 2009, 2010 and 2011, the Company did not have any derivatives designated as hedges.

Comprehensive Income

        During the years ended December 31, 2009, 2010 and 2011, comprehensive income was comprised of net income and foreign currency translation adjustments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The cost of equity instruments is measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. Equity instruments exercisable upon the achievement of performance-based objectives are recognized over the service period and adjusted for estimates of achievement of performance criteria.

        The Company estimates the fair value of stock options and at the date of grant using a Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate (Note 16). Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as a stock-based compensation expense over the service period. Equity-based incentive awards that meet liability accounting criteria are remeasured at each reporting date at their fair value until settlement. The fair value of unsettled equity-based incentive awards is recognized in liabilities.

Comparative Figures

        In 2009 and 2010, the Company recognized advertising revenues net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. Since January 1, 2011, the Company has no longer paid sales commissions to Video International following implementation of a new model of cooperation with Video International at the Network level and at Television Station Groups in respect of Moscow-based clients. Under the terms of the new agreement, the Company pays Video International fees for the use of its advertising software package and for services rendered such as maintenance of the software package, technical support and consulting, along with integration of the software and Russian advertising market analytical services. See Note 14—"Television advertising sales". Such compensation payable to Video International from January 1, 2011 is included in selling, general and administrative expenses in the consolidated statement of income. In 2011 the amount of such compensation expense included in selling, general and administrative expenses was $80,445, compared with Video International commission fees of $67,993 and $79,133 recorded as a deduction to advertising revenue in 2009 and 2010, respectively. See "Revenue Recognition" above and Note 14.

        Reclassifications have been made to the prior period consolidated balance sheet to conform to the current period presentation. In 2011, the Company finalized its purchase price allocation for stations acquired in 2010, and, as a result, has made a reclassification in the opening balance in the amount of $8,686 and $1,737 from intangible assets and deferred tax liabilities, respectively, to goodwill.

New and Recently Adopted Accounting Pronouncements

        Fair Value Measurements and Disclosures.    In January 2010, the FASB issued the Accounting Standards Update ("ASU") 2010-06, (ASC 820, Fair Value Measurements and Disclosures). This amendment has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this amendment. See Note 2—"Fair value measurements".

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

        Business Combinations.    In December 2010, the FASB issued ASU 2010-29, an amendment to the disclosure of supplementary pro forma information for business combinations (EITF Issue 10-G; ASC 805, Business Combinations). This amendment specified that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expanded the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has adopted this amendment.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill and Other Intangible Assets.    In December 2010, the FASB issued ASU 2010-28, an amendment to the goodwill impairment test for reporting units with zero or negative carrying amounts (EITF Issue 10-A; ASC 350, Intangibles-Goodwill and Other). The amendment affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As a result, the amendment eliminates an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units' goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). The adoption of this amendment did not have an impact on the Company's financial statements.

        In September 2011, the FASB issued ASU 2011-08, the amendments to ASC 350, Intangibles—Goodwill and Other. The amendments apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and simplify the goodwill impairment test. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance ASC 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company will apply the amendments for reporting periods beginning after December 31, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Comprehensive Income.    In June 2011, the FASB issued ASU 2011-05, the amendments to ASC 220, Comprehensive Income. Under the amendments an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments supersede changes to those paragraphs in ASU 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The amendments are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. The amendments are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

        Disclosures about Offsetting Assets and Liabilities    In December 2011, the FASB issued ASU 2011-11, the amendments to ASC 210, Balance Sheet and ASC 815, Derivatives and Hedging. The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The Company is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

3. NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2009, 2010 and 2011 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

"treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2009, 2010 and 2011, was 10,068,631, 6,041,964 and 5,180,905, respectively.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2009	2010	2011
Net income attributable to CTC Media, Inc. stockholders	$100,389	$145,731	$53,118

Weighted average common shares outstanding—basic	152,223,165	155,576,658	157,224,782
Dilutive effect of:
Common stock options and SARs	5,229,598	515,380	786,877

Weighted average common shares outstanding—diluted	157,452,763	156,092,038	158,011,659

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.66	$0.94	$0.34
Diluted	$0.64	$0.93	$0.34

        The numerator used to calculate diluted net income per common share for 2009, 2010 and 2011 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT—TERM INVESTMENTS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31,
	2010	2011
Cash and cash equivalents:
Russian ruble bank accounts	$51,192	$6,434
US dollar bank accounts	$7,286	$4,479
Other	$1,087	$1,418

Total cash and cash equivalents	$59,565	$12,331

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT—TERM INVESTMENTS (Continued)

	December 31,
	2010		2011
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	3.7%—6.5%	$79,879	4.1%—8.7%	$102,068
US dollar-denominated deposits	1.9%—3.0%	37,578	2.1%—2.2%	15,165

Total Short-term investments		$117,457		$117,233

        As of December 31, 2011 the Company had a cash balance in an overdraft position of $16,941 that is presented as a current liability separately on the Company's balance sheet. See Note 12.

5. INVESTMENT TRANSACTIONS

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

        Also in 2010, the Company acquired a 100% interest in six television stations in Achinsk, St. Petersburg, Perm, Archangelsk and Severodvinsk for total cash consideration of $10,611 and assumed indebtedness of $7,644. The Company assigned $22,286 to the broadcasting licenses in its preliminary purchase price allocation, based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of the 2010 financial statements. In 2011, the Company finalized the purchase price allocation and has assigned $13,600 to broadcasting licenses, and $6,949 to goodwill. The goodwill arising from the purchase price allocation was believed to be consistent with the synergies expected to be realized from the acquisitions. The goodwill is not

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. INVESTMENT TRANSACTIONS (Continued)

expected to be deductible for tax purposes and was assigned to the CTC and DTV Network segments. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        Also, during 2010, the Company acquired a 10% interest in Belgorod television station and a 10% interest in a television stations in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $358, and signed preliminary agreements to purchase an additional 80% and 90% of these stations, respectively, for approximately $3,021.

Disposals in 2010

        In January 2010, the Company sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2,026.

Acquisitions in 2011

        During the nine months ended September 30, 2011, the Company acquired seven regional stations broadcasting in Tomsk, Samara region, Omsk and Orenburg, for total cash consideration of $18,013. The Company assigned $25,140 to the broadcasting licenses, $4,109 to goodwill, $5,028 to deferred tax liabilities, $342 to noncontrolling interest, and $3,742 to bargain gain from purchase. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition. Goodwill is not deductible for income tax purposes and was assigned to the CTC Network segment.

        Also, in December 2011, the Company acquired a 100% interest in a television station in Tomsk and a remaining 90% interest in television stations in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $3,483. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company assigned $3,735 to broadcasting licenses. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2010 and 2011 comprise the following:

	December 31,
	2010	2011
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$88,828	$122,454
Accumulated amortization	(70,266)	(111,999)

Released, net book value	18,562	10,455

Completed and not released	3,356	1,528
In production	460	521

Total	22,378	12,504

Acquired rights:
Historical cost	487,947	554,310
Accumulated amortization	(339,666)	(367,733)

Net book value	148,281	186,577

Total programming rights	$170,659	$199,081

Current portion	95,026	106,947

Non-current portion	75,633	92,134

        The Company expects to amortize approximately $11,000 of internally produced TV programming for its completed and released and completed but not yet released programs during the twelve months ending December 31, 2012. In addition, the Company expects to amortize approximately 100% of its unamortized internally produced programming rights within the three years following December 31, 2011.

        During 2009, 2010 and 2011, based on recurring reviews of revenue pattern for the programming library, the Company recognized additional charges on programming rights of $14,854, $33,814 and $43,315, respectively. These charges are included in amortization of programming rights in the accompanying consolidated statements of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2010 and 2011 comprise the following:

		December 31,
	Useful life, years
		2010	2011
Cost:
Broadcasting equipment	7	$36,323	$45,611
Buildings	10-25	10,002	9,925
Office equipment	3	8,810	9,782
Leasehold improvements	10	3,940	9,315
Vehicles	5	1,044	710
Construction in progress		13,859	1,063

Total cost		$73,978	$76,406
Accumulated depreciation		(29,829)	(30,107)

Net book value		$44,149	$46,299

        Depreciation expense was $4,861, $5,470 and $7,624 in 2009, 2010 and 2011, respectively.

8. INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2010 and 2011 comprise the following:

	December 31,
	2010		2011
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$163,783	$—	$159,369	$—
Trade names	16,956	—	5,213	—
Cable network connections	42,245	(12,771)	46,131	(17,983)
Network affiliation agreements	20,762	(16,283)	15,722	(13,602)
Other intangible assets	5,994	(2,685)	6,538	(3,341)

Total	$249,740	$(31,739)	$232,973	(34,926)

        Amortization expense was $6,593, $8,266 and $10,024 in 2009, 2010 and 2011, respectively.

        Estimated amortization expenses for the next five years related to amortizable intangible assets are as follows:

For the year ended December 31, 2012	$9,911
For the year ended December 31, 2013	8,227
For the year ended December 31, 2014	7,624
For the year ended December 31, 2015	7,373
For the year ended December 31, 2016 and thereafter	330

33,465

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. INTANGIBLE ASSETS, NET (Continued)

        In 2011, the Company finalized purchase price allocations for the 2010 regional stations acquisitions. As a result, $6,949 was reallocated from broadcasting licenses of $8,686 and deferred tax liabilities of $1,737 to goodwill, attributable to synergies from acquisitions. See Note 5.

        As of the year ended December 31, 2011, the Company recorded non-cash impairment losses totaling $106,382 related to certain intangible assets and goodwill. Of the total impairment losses, $23,558 related to the impairment of certain broadcasting licenses, $11,136 related to re-branding of DTV trade name and $71,688 related to impairment of Peretz goodwill. See Notes 2, 9 and 10.

9. GOODWILL

        Goodwill as of December 31, 2009, 2010 and 2011 comprises the following:

	Balance December 31, 2009	Goodwill acquired	Foreign currency translation adjustment	Balance December 31, 2010
CTC Network	$41,698	$5,571	$(318)	$46,951
Domashny Network	17,133	—	(131)	17,002
Peretz Network	136,439	1,378	(1,042)	136,775
CTC Television Station Group	2,105	—	(16)	2,089
Domashny Television Station Group	9,853	—	(21)	9,832
CIS Group	99	—	—	99
Production Group	25,715	6,558	(197)	32,076

Total	$233,042	$13,507	$(1,725)	$244,824

	Balance December 31, 2010	Goodwill acquired	Impairment loss	Foreign currency translation adjustment	Balance December 31, 2011
CTC Network	$46,951	$4,109	—	$(2,210)	$48,850
Domashny Network	17,002	—	—	(908)	16,094
Peretz Network	136,775	—	$(71,688)	(7,404)	57,683
CTC Television Station Group	2,089	—	—	(112)	1,977
Domashny Television Station Group	9,832	—	—	(523)	9,309
CIS Group	99	—	—	—	99
Production Group	32,076	—	—	(1,713)	30,363

Total	$244,824	$4,109	$(71,688)	$(12,870)	$164,375

        In 2011 the Company finalized purchase price allocations for its 2010 regional stations acquisitions. As a result, $6,949 was reallocated from broadcasting licenses of $8,686 and deferred tax liabilities of $1,737 to goodwill, attributable to synergies from acquisitions. Goodwill is not deductible for income tax purposes.

        In 2011, the Company recorded a noncash impairment loss of $71,688 related to the impairment of goodwill of Peretz Network. See Notes 2 and 10. In addition, the Company has accumulated

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. GOODWILL (Continued)

impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the CIS segment. These impairment losses were recorded in 2008 as a result of annual impairment tests.

10. IMPAIRMENT LOSS

        The following table summarizes the impairment losses recorded by the Company in 2009, 2010 and 2011 as a result of impairment reviews:

	Impairment losses recorded
	2009	2010	2011
Broadcasting licenses:
Peretz umbrella license	$—	$—	$5,300
Peretz regional licenses	—	—	5,582
CTC regional licenses	17,015	—	7,278
Domashny regional licenses	1,724	—	5,398
Total broadcasting licenses	$18,739	—	$23,558

Peretz Network's goodwill	—	—	71,688

DTV trade name	—	—	11,136

Total impairment losses	$18,739	$—	$106,382

Income tax effect	(3,748)	—	(6,939)

Total effect on consolidated net income	$14,991	$—	$99,443

        See details below.

  Impairment reviews during 2009, 2010 and 2011- goodwill and broadcasting licenses

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

        As of December 31, 2010, the Company performed its annual impairment review, which did not result in any further impairment losses.

        In the 2010 annual impairment review, the Company concluded that the fair values of its reporting units and long-lived assets had increased, when compared to 2009 and 2008, reflecting the improving macroeconomic conditions from the downturn in the economy that started in 2008. Although conditions generally improved 2009-2010, and the advertising market recovered, considerable uncertainty remains concerning economic stability globally in the medium-term (2012-2016). Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. In the third quarter of 2011, some large advertisers reduced their initially planned advertising expenditures for 2011 as a whole. As the result of an interim impairment review performed as of September 30, 2011, the Company recorded

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. IMPAIRMENT LOSS (Continued)

non-cash impairment losses totaling $5,707 related to several regional broadcasting licenses (most of them acquired in 2007-2008), primarily due to a decrease in cash flows projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter. Although the Company decreased its forecast for advertising market in its September 30, 2011 interim impairment tests, there was still an insufficient visibility on the advertising spending for 2012, due to the overall economic uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in global economy to Russian television advertising market. The Company used forecasts of Russian television advertising market growth based on available internal and external estimates, including estimates of industry experts and analysts and publicly available information disclosed by other media agencies.

        The Peretz Network reporting unit, Peretz umbrella broadcasting license and certain regional broadcasting licenses are the most sensitive to changes in the television advertising growth assumptions. In addition, the Peretz Network reporting unit and Peretz umbrella broadcasting license are sensitive to Peretz's audience share assumptions. During 2011, the audience share of Peretz channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. This relative underperformance resulted in a corresponding decrease in forecasted future audience share in valuation model.

        As of September 30, 2011, carrying values of the Peretz reporting unit and its broadcasting umbrella license decreased from 33% and 24% to 5% and 15%, respectively, when compared with the fair values estimated during the 2010 annual impairment test. As of December 31, 2011, based on the further impairment review performed at December 31, 2011, carrying values of Peretz goodwill and its broadcasting umbrella license were written down to their fair values, as described below.

        In the fourth quarter of 2011, media agencies and analysts revised their estimates on the Russian television advertising market growth downwards which the Company concluded was an additional impairment indicator. In addition, the Company obtained more visibility on the advertising pricing for 2012 internally. Accordingly, the Company has revised estimates of future cash flows in the impairment review performed at December 31, 2011, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term. Although the Company continued to project future long-term growth in cash flows, such growth is lower than that assumed in the annual impairment test performed during 2010, due to the reasons described above. As of December 31, 2011, the Company recorded additional non-cash impairment losses of $12,550 related to several regional broadcasting licenses, $5,300 related to Peretz umbrella broadcasting license and $71,688 related to Peretz goodwill.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. IMPAIRMENT LOSS (Continued)

        The table below represents the carrying values of the Company's indefinite lived assets, for which a hypothetical further 10% and 15% decrease in the fair value of each indefinite lived asset/or reporting unit would have resulted in additional impairment:

	Carrying amount of assets, as of December 31, 2011, for which hypothetical 10% and 15% decrease in the fair value of each asset/ reporting unit would have resulted in additional impairment:
	10%	15%
Broadcasting licenses:
Peretz umbrella license	48,136	48,136
Peretz regional licenses	22,058	22,058
CTC regional licenses	18,762	18,762
Domashny regional licenses	17,496	17,496
Peretz Network's goodwill	58,453	58,453

Total	164,905	164,905

        Other than with respect to the assets/or reporting units identified above, hypothetical 10% and 15% decreases in the fair value of each indefinite lived asset/or reporting unit would not have resulted in additional impairment.

        The Company's estimate of the total advertising market for 2012 and thereafter is highly dependent on the changing macroeconomic environment. There is considerable uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in the global economy on the Russian television advertising market. The Company used forecasts of Russian television advertising market growth based on all available internal and external estimates, including estimates of industry experts and analysts and publicly available information disclosed by other media agencies. In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of December 31, 2011, the Company's consolidated net book value (or shareholders' equity) amounted to $697,208 (after the impairment losses recorded in 2011 as a result of impairment review, as described above). This compares to a market capitalization of the Company of $1,379,697 as of December 31, 2011 ($1,530,724 as of February 23, 2012).

        The potential negative trends in the macroeconomic environment may further adversely affect the total Russian television advertising market and, in turn, the fair values of the respective assets or reporting units. Any further decrease in advertising market forecast could result in decreases in these assets' fair values and the Company to record additional impairment losses. In order to evaluate the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. IMPAIRMENT LOSS (Continued)

sensitivity of the fair value calculations in its impairment analysis, the Company applied hypothetical 5 and 10 percentage points decreases to the 2012 television advertising market growth forecast:

	Additional impairment loss that could be recorded if 2012 advertising market growth forecast is lower by:
	5 pp	10 pp
Broadcasting licenses*:
Peretz umbrella license	$6,575	$13,100
CTC regional licenses	1,453	2,628
Domashny regional licenses	998	1,909
Peretz regional licenses	1,087	2,605
Peretz Network's goodwill	9,533	17,067

Total	$19,646	$37,309

*
pre-tax effect

        This sensitivity analysis assumes a hypothetical change in advertising market growth with all other variables constant, i.e. it does not consider the effect of changes on other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the advertising market growth.

        The fair value estimates are also highly sensitive to the cost of capital used by the Company in the discounting of expected cash flows attributable to indefinite-lived assets and reporting units. The potential negative trends in the macroeconomic environment could increase the risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% in 2010 and 13.4% to 17.7% in 2011, based on the level of risk related to each particular asset or reporting unit.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

        In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied a hypothetical 3 percentage point increase to the cost of capital used:

Additional impairment loss that could be recorded if cost of capital is higher by 3 pp
Broadcasting licenses*:
Peretz umbrella license	$16,065
CTC regional licenses	4,768
Domashny regional licenses	3,613
Peretz regional licenses	4,706
Peretz Network's goodwill:	23,281

Total	$52,433

*
pre-tax effect

        The sensitivity analysis assumes a hypothetical change in the cost of capital with all other variables constant, i.e. it does not consider the effect of changes in other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities.

        In addition, the level of advertising revenues that the Company earns is directly tied to its audience shares and ratings. The Peretz Network reporting unit and Peretz broadcasting umbrella license are the most sensitive to changes in the assumptions of the audience share. During 2011, the audience share of Peretz channel was below the forecasted audience share, as a result of increased competition and underperformance of certain programs. If Peretz's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the Peretz reporting unit and/or its broadcasting license. In order to evaluate the sensitivity of the fair value calculations on its impairment analysis, the Company applied a hypothetical 10% decrease to the forecasted audience share of the Peretz channel. If the Peretz forecasted audience share were lower by 10%, the Company would have recognized an additional impairment losses in respect of the Peretz Network reporting unit's goodwill and broadcasting umbrella license, respectively, of approximately $21,176 and $11,667. The sensitivity analysis assumes a hypothetical change in audience share forecast, and it does not consider the effect of changes on other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in the audience share.

        Also, the fair value of Production reporting unit is highly sensitive to the volume of programming that the Company produces in-house. Although at December 31, 2011 the Company concluded that, based on management's projections of internally-produced volumes, the fair value of Production reporting unit exceeds its carrying value by more than 15%, significant decline in planned production

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

could result in decreases in the fair value of the Production reporting unit, and the Company may be then required to record impairment of goodwill of this segment.

        Although management considered all current information in the impairment reviews, any future changes in events or circumstances, such as adverse changes in the economy and television advertising market (discussed above), the planned transition to digital broadcasting, further decreases in audience shares or ratings, increased competition from cable providers, or changes in the audience measurement system, could result in decreases in the fair value of the Company's intangible assets and goodwill and may require the Company to record additional impairment losses in future periods. If Peretz's audience shares were to decrease further and/or fall behind the currently forecasted growth of audience share as a result, for example, of additional competitive pressures or the underperformance of key programs, this could result in a further decrease in the fair value of the Peretz reporting unit and/or its broadcasting license.

  Impairment reviews during 2011—DTV trade name

        As a result of ongoing strategic review of the positioning of the DTV channel, the Company's management implemented changes to the channel's brand identity. As a result of this rebranding initiative, the Company recorded a trade name impairment loss in respect of the carrying value of the DTV trade name in the amount of $11,136.

11.   INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2010 and 2011, the Company's principal equity investees comprise the following:

	Ownership interest	2010	Ownership interest	2011
Television Stations:
CTC-Novosibirsk	50%	$5,090	50%	4,851
Other television stations	21-50%	365	21-50%	190

Total investments and advances to investees		$5,455		5,041

12.   BANK OVERDRAFT

        In October 2011, the Company signed an overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34,000. As of December 31, 2011, the Company had an overdraft position of $16,941 that is presented as a current liability separately on the Company's balance sheet. In January 2012, the balance of the overdraft outstanding as of December 31, 2011 was settled.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   ACCRUED LIABILITIES

        As of December 31, 2010 and 2011, the Company's accrued liabilities comprise the following:

	December 31,
	2010	2011
Accrued liabilities consist of:
Bonuses and accrued vacation	$7,098	$4,881
Auditing and consulting services	1,274	789
Tax contingencies and accruals for unrecognized income tax benefits	10,303	6,498
Accruals for acquisitions	6,777	—
Accrued equity-based incentive awards	3,933	4,487
Other accrued liabilities	4,218	4,671

Total accrued liabilities	$33,603	$21,326

14.   TELEVISION ADVERTISING SALES

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

        As a result of an amendment to the Russian advertising law that became effective on January 1, 2011, television broadcasters are prohibited from signing agreements with media sales houses that control more than 35% of the Russian television advertising market. Video International controlled more than 35% of the Russian television advertising market before 2011. In order to bring the Company's cooperation with Video International into compliance with the new legislation, it terminated its agency agreements with Video International in respect of the Networks and Television Station Groups for Moscow-based clients effective December 31, 2010, and implemented a new structure for the sale of its advertising.

        Since January 1, 2011, the Company's own sales house has served as the exclusive advertising sales agent responsible for all of the Company's national and regional advertising sales, with the exception of advertising sales to local clients of the regional stations, which continue to be made through Video International.

        The Company has also implemented a new model of cooperation with Video International. Under the terms of this agreement, the Company pays Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of the Company's Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising and some sponsorship revenues, as well as placement by Video International of national advertising). The parties have also agreed that the compensation payable to Video International under the new agreement may

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   TELEVISION ADVERTISING SALES (Continued)

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

        In 2010 and 2009, the Company's advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011, due to the change in sales structure and in contractual relationships with Video International discussed above, the advertising revenues are presented gross of compensation payable to Video International. Effective January 1, 2011, following the sales structure discussed above, the Company recognizes Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. See Note 2—"Basis of preparation and summary of significant accounting policies—Revenue recognition" above. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the consolidated statement of income. Compensation payable to Video International from January 1, 2011 included in selling, general and administrative expenses was $80,445, compared with Video International commission fees of $67,993 and $79,133 recorded as a deduction to advertising revenue in 2009 and 2010, respectively.

        Advertising sales to local clients of Russian regional stations and Kazakh advertising sales under the agency agreements with Video International continue to be recognized net of agency commissions. Agency commissions under these agreements amounted to $5,831 in 2011.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2009	2010	2011
Pretax income (loss):
Domestic	$(41,376)	$(10,145)	$(31,892)
Foreign	190,021	227,211	168,811

	$148,645	$217,066	$136,919

        The following the Company's significant components of the provision for income taxes:

	2009	2010	2011
Domestic—current	$(458)	$(1,938)	$(24,130)
Foreign—current	(51,485)	(62,648)	(59,140)
Domestic—deferred	(1,994)	(3,256)	(3,938)
Foreign—deferred	8,311	1,808	10,805

	$(45,626)	$(66,034)	$(76,403)

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on the US legislation, the Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by its owned-and-operated affiliate stations and Networks. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2009, 2010 and 2011. Starting from 2010, withholding tax is abolished with respect to dividends distributed out of profits earned in 2010 and following periods, for Russian companies holding more than 50% in a Russian distributing subsidiary for more than 365 days.

        The Russian- and Kazakh-based companies are subject to Russian and Kazakh income tax. The statutory income tax rates in Russia and Kazakhstan was 20% in 2009, 2010 and 2011. The

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   INCOME TAXES (Continued)

reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2009	2010	2011
Income tax expense at US statutory rates (35%)	$(52,026)	$(75,973)	$(47,922)
Non-deductible expenses (stock-based compensation)	(18,430)	(11,902)	(6,411)
Non-off-settable losses	(7,017)	(942)	(283)
Foreign withholding tax	(4,091)	—	—
Reversals of tax contingencies	3,954	1,806	1,075
Previously unrecognised tax credit	—	6,094	871
Different foreign tax rates	32,158	13,072	(793)
Effect of impairment loss (non-deductible assets)	—	—	(25,091)
Other permanent differences	(174)	1,811	2,151

Income tax expense	$(45,626)	$(66,034)	$(76,403)

        The reversals of tax contingencies recognized in 2009, 2010 and 2011 income include reversals relating to Channel 31 Group income and non-income tax contingencies recorded due to a lapse in the statute of limitations. The major part of these tax contingencies relate to the pre-acquisition periods of the Peretz Group and Channel 31 Group. Also, the reversals of tax contingencies recognized in 2009 income include reversals relating to Peretz income and non-income tax contingencies recorded based on the results of audit by tax authorities.

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2010 and 2011:

	2010	2011
Deferred tax assets and liabilities
Net operating losses and tax loss carry forwards	$554	$551
Foreign tax credits	953	—
Programming rights	41,329	46,081
Valuation allowance	(1,481)	(531)

Total deferred tax assets	$41,355	$46,101

Intangible assets	(35,110)	(34,474)
Property and equipment	(909)	(955)
Unremitted earnings of Russian subsidiaries	(8,916)	(12,540)
Other deferred tax liabilities	(843)	(427)

Total deferred tax liabilities	$(45,778)	$(48,396)

        As of December 31, 2011, the amount of unrecognized deferred tax liabilities for unremitted earnings of Russian subsidiaries (including earnings already reinvested) is approximately $53 million as it is the Company's intention to reinvest such earnings permanently.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   INCOME TAXES (Continued)

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2010 and 2011 attributable to different tax paying components in different tax jurisdictions:

	2010	2011
Deferred tax assets:
Domestic tax component	$792	$—
Foreign tax component	42,044	46,632
Valuation allowance	(1,481)	(531)

Total deferred tax assets	$41,355	$46,101

Deferred tax liabilities:
Domestic tax component	$(9,485)	$(12,370)
Foreign tax component	(36,293)	(36,026)

Total deferred tax liabilities	$(45,778)	$(48,396)

        The following table summarizes the changes in the valuation allowance for the year ended December 31, 2011:

	Balance at December 31, 2010	Deductions	Foreign currency translation adjustment	Balance at December 31, 2011
Valuation allowance	$1,481	(871)	(79)	$531

        As of December 31, 2010 and 2011, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $2,640 and $2,655, respectively, resulting in potential deferred tax benefits of $528 and $531 respectively. The Company has established a valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The NOLs expire in 2021.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes. As of December 31, 2010 and 2011, the FTC potential deferred tax benefit amounted to $953 and $nil, respectively. The decrease in the FTC potential deferred tax benefit relates to the utilization of FTC as a result of the increase in dividends upstream from Russian subsidiaries in 2011.

        As of December 31, 2010 and December 31, 2011, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $5,280 and $3,819, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,464 and $2,091, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate. Interest and penalties related to unrecognized income tax benefits are classified in the financial statements as interest expense and other non-operating expense, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   INCOME TAXES (Continued)

        The following table summarizes the changes in the accrual for unrecognized income tax benefits and related interest and penalties for the years ended December 31, 2009, 2010 and 2011:

	2009		2010		2011
	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties	Unrecognized income tax benefits	Interest and penalties
Balance, beginning of the period	$5,155	$6,176	$2,607	$4,321	$1,838	$3,442
Amounts assumed at acquisitions	—	—	—	—	—	—
Additions based on tax positions related to the current year	217	70	281	61	481	104
Additions of tax positions of prior years	958	949	110	401	88	267
Reductions of tax positions of current year	(175)	(11)	—	—	—	—
Reductions of tax positions of prior year	(2,955)	(1,199)	(453)	(254)	(225)	(32)
Lapse of statute of limitations	(272)	(719)	(704)	(1,109)	(664)	(1,432)
Foreign currency translation adjustment	(321)	(945)	(3)	22	(41)	(7)

Balance, end of the period	$2,607	$4,321	$1,838	$3,442	$1,477	$2,342

        In 2009, based on results of the audit of the Peretz Group performed by tax authorities for 2006-2008 years, the Company reversed $2,131 and $1,199, respectively, relating to previously accrued unrecognized income tax benefits and related interest and penalties with respect to those years.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of being successfully challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,482 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,221 of the total $2,482 potential increase could occur within twelve months from December 31, 2011. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their ongoing inspections of Domashny and Peretz Networks, Soho Media, CTC Region and their the planned inspection of CTC Network, as well as certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $2,426 as of December 31, 2011.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   INCOME TAXES (Continued)

        The tax years ended December 31, 2009, 2010 and 2011 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2007 through 2011 remain subject to examination by the Kazakh tax authorities.

16.   STOCKHOLDERS' EQUITY

        As of December 31, 2009, 2010 and 2011, the Company's outstanding share capital was as follows:

Type	2009	2010	2011
Common stock outstanding	154,227,746	156,955,746	157,320,070

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2011, 157,320,070 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

        During 2009, 2010 and 2011, the Company's former and current employees exercised options to purchase an aggregate of 2,072,533, 2,728,000 and 364,324 shares of common stock, respectively, for aggregate consideration of $3,398, $42,812 and $5,352, respectively. See details below.

Dividends

        During 2011, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 28, 2011	$0.16	$25,115	March 1, 2011	March 29, 2011
April 28, 2011	$0.22	$34,599	June 1, 2011	June 29, 2011
July 28, 2011	$0.22	$34,606	September 1, 2011	October 30, 2011
November 7, 2011	$0.22	$34,610	December 1, 2011	December 28, 2011

Stock-Based Compensation

        The Company has granted options and stock appreciation rights ("SAR") to its employees, consultants and members of its Board of Directors pursuant to its 1997 Stock Option/Stock Issuance Plan and its 2009 Stock Option Plan, as well as pursuant to individual option agreements that are described in more detail below.

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

16.   STOCKHOLDERS' EQUITY (Continued)

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

        Under the 1997 Plan, option and stock issuance awards generally vested based on three to four years of continuous service and had ten-year contractual terms. The maximum term of an option granted under the 1997 Plan could not exceed ten years.

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

        In October and December 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company executives and employees. The exercise prices per share were $16.80 and $15.21, respectively. In addition, in April 2010, February 2011 and October 2011 the Compensation Committee approved an additional grant of options to purchase up to 120,000, 580,000 and 150,000 shares of common stock to an employee of the Company, at an exercise price of $17.45, $22.32 and $11.70, respectively. The exercise prices for all grants represented the fair market value of one share of common stock on the date of approval, as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   STOCKHOLDERS' EQUITY (Continued)

        These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors annually for each year (the "Performance-based Tranche"). The grant dates of the Time-based Tranches discussed above are October 22, 2009, December 17, 2009, April 22, 2010, February 16, 2011 and October 26, 2011, respectively.

        On April 22, 2010, the the Compensation Committee of the Company's Board approved performance criteria for the 2010 Performance-based sub-tranche in respect of options to purchase an aggregate of 530,000, 69,375 and 15,000 shares of common stock, under the October 2009, December 2009 and April 2010 grants, respectively. The grant date of the 2010 Performance-based sub-tranche is April 22, 2010. On February 16, 2011, the Compensation Committee of the Company's Board approved performance criteria for the 2011 Performance-based sub-tranche in respect of options to purchase an aggregate of 512,500, 43,125, 15,000 and 72,500 shares of common stock, under the October 2009, December 2009, April 2010 and February 2011 grants, respectively. The grant date of the 2011 Performance-based sub-tranche is February 16, 2011.

        The grant date for the 2012, 2013, 2014 and 2015 Performance-based sub-tranches will be the date when performance criteria for the relevant year are set. See also Note 21.

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

  Equity-based incentive awards

        At the end of 2009, the Company's board of directors approved the terms of the Company's 2009 Equity-Based Incentive Program (the "Program"). Pursuant to the original terms of the Program, the Company was authorized to grant cash bonuses to certain of its employees, including the Company's principal financial officer and certain named executives. On February 24, 2010, the Compensation Committee amended the Program. As amended, each recipient of an option granted in October 2009 (including both Time-based and Performance-based tranches) will have the right to receive potential cash payments in respect of any appreciation of the Company's share price above $14.00 per share, capped at $16.80 per share, and tied to both the vesting and exercise of the corresponding stock options. The Company's board of directors has the authority to permit the separate exercise of such right at its discretion.

        The Company remeasures these awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   STOCKHOLDERS' EQUITY (Continued)

value of unsettled awards is recognized in liabilities. The following table summarizes the assumptions used for valuation of fair value as of December 31, 2011.

December 31, 2011
Risk free interest rate	0.6%
Expected option life (years)	4.5
Expected dividend yield	7.25%
Volatility factor	76.87%
Weighted-average grant date fair value (per share)	$2.37
Equity-based incentive awards vested and exercisable	1,894,701
Liability as of December 31, 2011 (in thousands)	$4,487

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

  Former CEO Stock Options

        In 2008, Anton Kudryashov joined the Company in the role of Chief Executive Officer ("CEO"). The Company's Board of Directors agreed to grant Mr. Kudryashov an inducement option to purchase up to 3,042,482 shares of the Company's common stock in three tranches ("CEO Stock Options"). The options had a ten-year contractual term measured from Mr. Kudryashov's first day of employment, August 4, 2008. The first tranche was granted on August 4, 2008, and represented options to purchase an aggregate of 1,521,241 shares of the Company's common stock (the "Time-Based Option"). Under the original terms, one third of these options vested on the first anniversary of the employment start date and the remaining options vested in equal installments at the end of each of the immediately following eight quarters. The exercise price for shares underlying the Time-Based Option was $22.07 per share at the date of original grant.

        The second and third tranches under the CEO Stock Options were granted on January 2, 2009, and represented options to purchase up to 760,621 shares and 760,620 shares of the Company's common stock for each of the second tranche (the "Revenue Objective Option") and the third tranche (the "Cost Objective Option"), respectively, and vested depending on the Company's achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying both the Revenue Objective Option and the Cost Objective Option were $5.49 per share, which was the closing sales price per share of the Company's common stock on January 2, 2009.

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

16.   STOCKHOLDERS' EQUITY (Continued)

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

        On December 15, 2011, Anton Kudryashov resigned from the Company. The Company and Mr. Kudryashov have entered into a separation agreement in connection with such resignation, and the Company has agreed that as of the separation date an aggregate of 2,364,890 of unexercised option shares with a weighted-average exercise price $16.17 shall be vested, but no further options would vest. Mr.Kudryashov's options to acquire 2,364,890 shares of common stock are exercisable until March 15, 2012. After this date the option to purchase shares that then remain unexercised shall terminate and lapse. From 2,364,890 options 211,283 should have been vested on December 31, 2011 and January 1, 2012. The effect of accelerated vesting resulted in decrease of 2011 stock-based compensation of $0.8 million.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   STOCKHOLDERS' EQUITY (Continued)

  A. Rodnyansky Stock-based Compensation

        On June 29, 2009, Alexander Rodnyansky, the Company's former Chief Executive Officer (preceding Mr. Kudryashov), provided written notice (the "Exercise Notice") to the Co-Chairmen of the Board of Directors to exercise in full his outstanding and fully vested stock appreciation right ("SAR") granted to him in September 2003 to purchase 6,217,600 shares of common stock. The exercise price applicable to the purchase of 4,663,200 shares was $1.79 per share and the exercise price for the remaining 1,554,400 shares was $1.19 per share.

        Mr. Rodnyansky subsequently revoked and withdrew this proposed exercise notice, and on August 24, 2009, such revocation and withdrawal was accepted by the Company's Compensation Committee (on authority delegated by the Board). In November 2009, CTC Media filed lawsuits against Mr. Rodnyansky claiming breaches of fiduciary duty and contractual obligations. On December 18, 2009, the Company entered into a voluntary agreement with Mr. Rodnyansky to settle these lawsuits. According to the terms of the settlement, Mr. Rodnyansky resigned from the Company's Board of Directors effective December 18, 2009 and forfeited one-third of the SAR granted to him in 2003 and one-third of the vested stock options granted to him in 2006. The Company settled the remaining value of the SAR by issuing 2,072,533 shares of common stock to him and by paying him $29,390 in cash. The cash portion of the settlement resulted in an additional compensation expense of $28,588 which the Company recognized in 2009. Mr. Rodnyansky's options to acquire 1,836,826 shares of common stock were exercisable until June 18, 2010 at the previously set exercise price of $16.95 per share, but no further options would vest. In 2010 Mr. Rodnyansky exercised 1,406,700 options, while the remaining 430,126 options expired.

  Fair value of Option Awards

        Under the provisions of ASC 718, the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

  •
  Expected forfeitures.  ASC 718 requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of options that actually vest will usually differ from the total number issued because employees forfeit options when they do not meet the service or performance conditions stipulated in the agreement. For the forfeitures resulting from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate. For the forfeitures resulting from failure to meet performance conditions, we have calculated the forfeiture rate by reference to the proportion of performance conditions not met.

  •
  Expected volatilities.  Expected volatilities are based on historical volatility of the Company's stock and by considering the volatility of the stock of other public companies in the media industry.

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

        The assumptions used in the option-pricing models for grants made in the years ending December 31, 2009, 2010 and 2011 were as follows:

	2009	2010	2011
Risk free interest rate	1.8%-3.3%	1.1%-2.11%	0.02%-2.37%
Expected option life (years)	3.5-7.1	2.0-4.0	0.25-5.0
Expected dividend yield	—	1.3%-1.5%	2.87%-7.15%
Volatility factor	62%-83%	80%-81%	39.37%-87.88%
Weighted-average grant date fair value (per share)	$9.29	$9.68	$7.88

        The following table summarizes common stock options and equity-based incentive awards activity for the Company:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2010	7,426,499	16.78	3,192,483	14.00

Granted	945,625	18.08	512,500	14.00
Modified December 15, 2011	(211,283)	5.49	—	—
Modified December 15, 2011	211,283	5.49	—	—
Exercised	(364,326)	14.69	(213,406)	14.00
Forfeited	(1,436,488)	12.27	(649,688)	14.00
Expired	(130,000)	23.42	(3,750)	14.00

Outstanding as of December 31, 2011	6,441,310	17.96	2,838,139	14.00

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes information about nonvested common stock options and equity-based incentive awards:

	Common stock options		Equity-based incentive awards
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2010	4,204,468	10.97	2,276,667	2.80

Granted	945,625	7.88	512,500	2.80
Modified December 15, 2011	(211,283)	11.90	—	—
Modified December 15, 2011	211,283	3.34	—	—
Vested	(2,356,414)	10.15	(1,196,041)	2.80
Forfeited	(1,436,488)	10.10	(649,688)	2.80

Nonvested as of December 31, 2011	1,357,191	10.13	943,438	2.80

        The following table summarizes information about vested common stock options and equity-based incentive awards:

	Common Stock Options			Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2011	5,084,119	18.10	6.9 years	1,894,701	14.00	7.8 years

        As of December 31, 2011, all vested options and equity-based incentive awards were exercisable.

        The following table summarizes information about the intrinsic value of the Company's common stock options and equity-based incentive awards outstanding and exercisable as of December 31, 2011:

	Common Stock Options	Equity-based incentive awards
Total intrinsic value of options/equity-based incentive awards outstanding/exercisable	$2,757	$—

        The following table summarizes information about the intrinsic value of Company's common stock options, SAR and equity-based incentive awards exercised during 2009, 2010 and 2011:

	2009	2010	2011
Total intrinsic value of options exercised	—	$11,651	$2,575
Total intrinsic value of SAR exercised	$45,347	—	—
Total intrinsic value of equity-based incentive awards exercised	—	$857	$598

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   STOCKHOLDERS' EQUITY (Continued)

        The Company recognized stock-based compensation expenses of $47,607, $34,005 and $18,318 for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, the total compensation expense related to unvested granted awards not yet recognized was $11,172 to be recognized over a weighted average period of 3.03 years.

17.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        On June 1, 2011, Alfa Group sold 25.15% of the Company's common stock to Telcrest Investments Limited.

        Alfa Group—In the period from June 1, 2011 through December 15, 2011 Alfa Group participated in the Company's board of directors. The Company maintains certain of its cash balances with Alfa Bank. As of December 31, 2010, the Company held the cash balances of $21,655 and deposits with maturities ranging from three to six months of $28,668 with Alfa Bank. In the period from January 1, 2011 through December 15, 2011, the Company also maintained cash balances with Alfa Bank and placed deposits with maturities ranging from three to six months. As of December 31, 2011, the Company held the cash balances of $4,861 and deposits with maturities ranging from three to six months of $8,894 with Alfa Bank. The interest accrued on bank accounts with Alfa Bank was $1,434, $1,497and $1,629 in 2009, 2010 and in the period from January 1, 2011 through December 15, 2011, respectively. Alfa Bank charged commissions for banking services of $453, $256 and $109, respectively, in 2009, 2010 and in the period from January 1, 2011 through December 15, 2011. Alfa Bank commissions paid for banking services amounted to $443, $262 and $1,095 in 2009, 2010 and in the period from January 1, 2011 through December 15, 2011, respectively. In October 2011, the Company signed an overdraft agreement with Alfa Bank bearing interest at 7.2% per annum with a credit limit of approximately $34,000 (Note 12).

        In 2011, the Company declared and paid dividends to its stockholders (Note 16). Dividends declared and paid to Alfa group amounted to $6,328.

        The Company recognized aggregate advertising revenue from Alfa Group's companies of $2,698, $2,219 and $1,393, and received cash for these revenues in the amounts of $4,088, $2,619 and $1,550 in 2009, 2010 and in the period from January 1, 2011 through December 15, 2011, respectively.

        Telcrest—Telcrest Investments Limited, a Cypriot company ("Telcrest"), became one of our principal stockholders in June 2011. The beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV and TRK 5 and also have indirect significant minority interests in Video International. See also Note 14—"Television advertising sales" for description of arrangements with Video International. Telcrest became one of our principal stockholders subsequent to the negotiation of our current principal agreements with Video International.

        In 2011, the Company declared and paid dividends to its stockholders (Note 16). Dividends declared and paid to Telcrest amounted to $26,102.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   RELATED-PARTY TRANSACTIONS (Continued)

        Modern Times Group MTG AB ("MTG")—In 2009, 2010 and 2011, the Company sold programming to a subsidiary of Modern Times Group MTG AB in the amounts of $381, $104 and $265, respectively. As of December 31, 2010 and 2011, the accounts receivable related to these transactions amounted to $29 and $89, respectively. In addition, the Company acquired programming from this subsidiary in the amount of $484, $458 and $nil in 2009, 2010 and 2011, respectively. As of December 31, 2010 and 2011, accounts payable for such acquisitions amounted to $460 and $nil, respectively.

        In October 2011, the Company has signed a five year exclusive agreement with subsidiary of MTG to distribute the international version of the CTC channel ("CTC-International") through the satellite pay-TV platform, as well as on third party cable and IPTV networks in the Baltic territories. In 2011, the Company received revenue under this agreement of $94.

        In 2011, the Company declared and paid dividends to its stockholders (Note 16). Dividends declared and paid to MTG amounted to $49,207.

        Management—A former senior executive of the Company and former member of the Board of Directors (who resigned in December 2009) had an interest in several entities to which the Company sells programming, from which the Company acquired programming and which placed advertising on the Company's networks.

        In 2009, the Company sold programming to these entities and acquired programming from these entities in the amount $3,021 and $803, respectively. In 2009, the Company received advertising revenue from these entities of $1,335 and paid cash in the amount of $424.

        This former executive and director had also served as one of the producers of a number of cinema releases for which the Company has acquired rights to broadcast. He did not receive compensation for his services as a producer of such films.

        Other members of management of the Company have, or have had interests in entities from which the Company acquires programming, fixed assets, trademarks, and advertising services. In 2009, 2010 and 2011 the Company acquired programming from these entities in amounts of $782, $2,345 and $nil, respectively. As of December 31, 2010 and 2011, accounts payable for this programming amounted to $135 and $nil, respectively. Fixed assets and advertising services acquired from these entities amounted to $nil, $264 and $nil, for 2009, 2010 and 2011, respectively.

18.   COMMITMENTS AND CONTINGENCIES

Operating environment

        Russia and Kazakhstan continue economic reforms and development of their legal, tax and regulatory frameworks as required by a market economy. The future stability of the Russian and Kazakh economies is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by the governments.

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. The economic downturn experienced in the second half of 2011, in both the European and global economies, has resulted in

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   COMMITMENTS AND CONTINGENCIES (Continued)

reduced growth in the advertising market. A continuance of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Group's future financial position, results of operations and business prospects.

        While management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Although the Company had entered in the past and continues to enter into hedging transactions in an effort to reduce some of its foreign exchange risk (see below), it could be negatively impacted by any future depreciation of the ruble against the US dollar.

        In 2011, the Russian ruble depreciated against the US dollar by 5.3%, but was on average 3% higher than the average value of the Russian ruble compared to the US dollar during 2010. In 2009 and 2010, the Russian ruble depreciated approximately 2.9% and 1%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, will be adversely affected.

Foreign exchange forward arrangements

        In October 2008, the Company entered into foreign currency exchange forward transactions to reduce a portion of the Company's foreign exchange risk related to a credit facility agreement, which was denominated in US dollars. In 2009, the Company purchased $48 million under this forward contract.

        In October 2009, the Company entered into foreign currency exchange forward transactions to reduce its foreign exchange cash flow risk related to a portion of its US-dollar denominated payments for foreign programming. In 2010, the Company purchased $20 million under this forward contract.

        In October 2011, the Company entered into a foreign exchange forward contract to hedge a portion of its US-dollar denominated liabilities. On October 27, 2011, the Company purchased $38 million under this forward contract. As of December 31, 2011, there were no outstanding amounts under the foreign exchange forward contract on the Company's consolidated balance sheet. See also Note 21.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   COMMITMENTS AND CONTINGENCIES (Continued)

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments are referred to as an "economic hedge" or "non-designated hedges". The Company's foreign exchange arrangements in 2009, 2010 and 2011 were not designated as hedging instruments and represented economic hedges. Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item in the consolidated statement of income that is consistent with the nature of the hedged risk.

        The tabular disclosure of the effect of the forward transactions on the consolidated statement of income is presented below:

	Location of gain (loss) recognized in the consolidated statement of income	2009	2010	2011
Foreign exchange forward contract	Foreign currency gains (losses)	$1,112	$513	($1,027)

        It is the Company's policy to enter into foreign currency derivative transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Concentrations

        The Company's revenues sold through Video International accounted for 94% of total operating revenues of $506,113 in 2009 and 92% of total operating revenues of $601,285 in 2010. Effective 2011, most of the Company's sales are made through its internal sales house (See Note 14—"Television advertising sales"). The Company's revenues received from the top ten advertisers accounted for 30% of the Company's total operating revenues of $766,360 in 2011.

Assets with indefinite useful lives

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses and goodwill, which have indefinite lives and represent a significant portion of the Company's total assets. Assets with indefinite useful lives are not subject to amortization but are tested for impairment annually, in the fourth quarter, or between annual tests if events or changes in circumstances indicate that an asset might be impaired. Outside the annual review, there are a number of factors which could trigger an impairment review, including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected the Company's expectation on the total advertising market in medium-term, and in turn, affected the fair values of certain of the Company's assets as of December 31, 2011. As of the year ended December 31, 2011, the Company recorded non-cash

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   COMMITMENTS AND CONTINGENCIES (Continued)

impairment losses totaling $106,382 related to certain intangible assets and goodwill. Of the total impairment losses, $23,558 related to the impairment of certain broadcasting licenses and $71,688 related to impairment of Peretz goodwill, recorded in connection with the acquisition of DTV Group in 2008 (effective October 2011 operating under "Peretz" brand). In addition, of the total impairment losses, $11,136 related to impairment of DTV trade name as result of the re-branding of the channel.

        Further downturns in macroeconomic environment, particularly the global economic recession, may further adversely affect the total advertising market, and in turn, the fair values of the respective assets or reporting units. See Note 10 for valuation sensitivity discussions.

        The Company considers all current information in respect of determining the need for or calculating any impairment loss, however, future changes in events or circumstances, such as adverse changes in the economy and television advertising market, further decreases in the Company's audience shares or ratings, increased competition from cable or other providers, or changes in the audience measurement system could result in decreases in the fair value of the Company's intangible assets and may require the Company to record additional impairment losses that could have an adverse impact on its net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition are not yet fully determined. The transition to digital broadcasting also could adversely impact the Company's operations or the value of its broadcasting licenses and goodwill.

Purchase commitments

        The Company has commitments to purchase programming rights, for which the license period has not started or the underlying program is not yet available. As of December 31, 2011, such commitments amounted to $222,838 (at the US dollar/ruble exchange rate as of December 31, 2011). The Company is obligated to pay $160,716, $49,461 and $12,661 in 2012, 2013 and 2014, respectively, under these commitments.

        In addition, the Company has commitments to purchase format rights. As of December 31, 2011, these commitments amounted to $1,346 (at the US dollar/ruble exchange rate as of December 31, 2011), all of which is payable in 2012.

        The Company also has commitments to purchase transmission and satellite services. As of December 31, 2011, these commitments amounted to $102,875 (at the US dollar/ruble exchange rate as of December 31, 2011), of which $17,581, $19,149, $20,842, $22,439 and $22,864 is payable in the years from 2012 to 2016, respectively. The amounts for these commitments depend on future inflation rates in Russia, which could change the prices for such services.

        The Company also has commitments for cable connections to secure the right of our stations to be connected by cable to additional households. As of December 31, 2011, these commitments amounted to $8,829 (at the US dollar/ruble exchange rate as of December 31, 2011), which is payable in the years from 2012 through 2016.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   COMMITMENTS AND CONTINGENCIES (Continued)

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years.

        On December 30, 2010, the Company entered into definitive lease agreements in respect of new headquarter facilities in Moscow. These definitive leases have retroactive effect from November 17, 2010. Pursuant to the lease agreements, the Company is leasing an aggregate of 7,000 square meters of office space in an office building in central Moscow. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.420 per square meter per annum (at the exchange rate as of December 31, 2011), for a total of approximately $2,936 per year inclusive of all taxes and levies and exclusive of VAT. On April 4, 2011, the Company entered into definitive lease agreements in respect of additional space of 2,365 square meters in these headquarters. The lease agreements have 10-year initial terms and the Company has the right to extend the term for an additional 10-year period, at the current market rate. The base rent is approximately $0.465 per square meter per annum (at the exchange rate as of December 31, 2011), for a total of approximately $1,101 per year inclusive of all taxes and levies and exclusive of VAT. In 2011, the Company recognized rental expense related to these leases of $4,802 and expects to recognize rental expense under these leases of approximately $40,586 for 2012-2020 (at the US dollar/ruble exchange rate as of December 31, 2011). In addition to the lease payments described above, the Company is also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services, in total amount of $558.

        Total operating lease expenses were $4,950, $5,130 and $6,905 in 2009, 2010 and 2011, respectively.

        As of December 31, 2011, future minimum lease payments (including the lease of new headquarters facilities described above) are as follows:

For the year ended December 31,
2012	4,775
2013	4,878
2014	5,004
2015	5,129
2016 and thereafter	28,804

$48,590

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2010 and December 31, 2011. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   COMMITMENTS AND CONTINGENCIES (Continued)

matters at the judicial level. The tax authorities from time to time have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2010 and December 31, 2011, the Company included accruals for contingencies related to non-income taxes totaling $5,023 and $2,722, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $3,589 and $1,700, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2011, management estimates such contingencies related to non-income taxes to be up to approximately $1,200.

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

Broadcasting Licenses

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses generally require renewal every five years. Pursuant to legislation that came into force in November 2011, the term of broadcast licenses will be extended to ten years, and new licenses will cover both digital and analog broadcasting.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of its programming with the declared genres of the channel and to sustain the necessary balance in a volume-genre ratio of broadcasted materials both prescribed in the license.

        In November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format. Currently, it is uncertain how this law will be interpreted by the applicable authorities.

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

18.   COMMITMENTS AND CONTINGENCIES (Continued)

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

19.   SEGMENT INFORMATION

	Year ended December 31, 2009
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$326,006	$3,042	$160,489	$739,376	$(463)	$(139,462)	$(8,056)	$—
Domashny Network	50,648	31	14,911	42,675	(379)	(24,925)	—	—
Peretz Network	40,550	2	16,459	171,394	(2,721)	(14,572)	—	—
CTC Television Station Group	64,014	1,333	24,825	96,618	(1,935)	(1,671)	—	(17,015)
Domashny Television Station Group	8,810	1,422	(101)	54,073	(1,471)	(16)	—	(1,724)
Peretz Television Station Group	3,858	121	(3,940)	95,949	(3,326)	(2)	—	—
CIS Group	11,020	—	(2,209)	20,341	(804)	(5,845)	—	—
Production Group	1,207	52,297	6,521	40,749	(38)	(65)	(42,660)	—
Business segment results	$506,113	$58,248	$216,955	$1,261,175	$(11,137)	$(186,558)	$(50,716)	$(18,739)

Eliminations and other	—	(58,248)	(64,480)	(411,498)	(317)	8,166	43,884	—
Consolidated results	$506,113	$—	$152,475	$849,677	$(11,454)	$(178,392)	$(6,832)	$(18,739)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

19.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights	Impairment loss
CTC Network	$388,284	$1,375	$179,730	$816,844	$(1,268)	$(171,498)	$(6,985)	$—
Domashny Network	65,917	51	17,749	54,412	(869)	(32,660)		—
Peretz Network	47,134	12	4,880	180,416	(2,712)	(27,642)	(203)	—
CTC Television Station Group	71,711	1,669	51,038	96,514	(2,225)	(301)	—	—
Domashny Television Station Group	10,561	2,245	3,473	54,556	(1,513)	—	—	—
Peretz Television Station Group	3,809	22	(5,765)	117,369	(4,086)	—	—	—
CIS Group	12,570	20	(60)	22,583	(602)	(7,394)	—	—
Production Group	841	45,607	1,045	46,960	(138)	—	(41,250)	—
Business segment results	$600,827	$51,001	$252,090	$1,387,916	$(13,413)	$(239,495)	$(48,438)	$—

Eliminations and other	458	(51,001)	(44,972)	(390,193)	(323)	7,578	41,325	—
Consolidated results	$601,285	$—	$207,118	$997,723	$(13,736)	$(231,917)	$(7,113)	$—

	Year ended December 31, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and cost of production	Impairment loss
CTC Network	$475,405	$567	$168,950	$853,060	$(3,387)	$(203,773)	$(3,043)	$—
Domashny Network	90,548	12	14,995	69,633	(1,422)	(46,689)	—	—
Peretz Network	59,883	—	(79,517)	93,633	(2,918)	(32,682)	—	(82,824)
CTC Television Station Group	98,599	2,122	60,692	82,281	(2,157)	(344)	—	(7,278)
Domashny Television Station Group	15,668	3,575	1,164	51,647	(1,997)	(4)	—	(5,398)
Peretz Television Station Group	6,591	1,499	(16,572)	106,611	(4,825)	(3)	—	(10,882)
CIS Group	17,843	—	3,021	24,158	(573)	(9,841)	—	—
Production Group	378	25,966	(1,013)	48,773	(55)	(48)	(24,068)	—
Business segment results	$764,915	$33,741	$151,720	$1,329,796	$(17,334)	$(293,384)	$(27,111)	$(106,382)

Eliminations and other	1,445	(33,741)	(29,035)	(436,695)	(315)	4,289	23,740	—
Consolidated results	$766,360	$—	$122,685	$893,101	$(17,649)	$(289,095)	$(3,371)	$(106,382)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

20.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Operating revenue	$123,200	$130,499	$125,265	$222,321
Operating income	36,276	32,809	37,257	100,776
Net income attributable to CTC Media, Inc. stockholders	25,199	20,904	24,299	75,329
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.16	$0.13	$0.16	$0.48
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.16	$0.13	$0.16	$0.48

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating revenue	$165,541	$204,484	$159,578	$236,758
Operating income (loss)	35,928	61,745	26,518	(1,506)
Net income (loss) attributable to CTC Media, Inc. stockholders	22,792	38,468	16,393	(24,535)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.24	$0.10	$(0.16)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.14	$0.24	$0.10	$(0.16)

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

21.   SUBSEQUENT EVENTS

        In January 2012, the Company entered into foreign currency forward contracts for approximately $79,000 to reduce a portion of its foreign exchange risk related to US-dollar denominated payments.

        On February 21, 2012, the Compensation Committee of the Company's Board, under authority delegated by the Board, approved performance criteria for the 2012 performance-based sub-tranche in respect of stock options awarded under 2009 Stock Incentive plan.

        On February 24, 2012, Company's Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20,560 in total. The record date is March 15, 2012 and the payment date is on or about March 30, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY BORIS PODOLSKY Acting Chief Executive Officer Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BORIS PODOLSKY Boris Podolsky	Acting Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ YULIA SHTYROVA Yulia Shtyrova	Acting Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
/s/ HANS-HOLGER ALBRECHT Hans-Holger Albrecht	Co-Chairman of the Board of Directors	February 28, 2012
/s/ ANGELO CODIGNONI Angelo Codignoni	Co-Chairman of the Board of Directors	February 28, 2012
/s/ DIMITRY AFANASIEV Dimitry Afanasiev	Director	February 28, 2012
/s/ TAMJID BASUNIA Tamjid Basunia	Director	February 28, 2012
/s/ CHARLES BURDICK Charles Burdick	Director	February 28, 2012

S-1

Signature	Title	Date

/s/ IRINA GOFMAN Irina Gofman	Director	February 28, 2012
/s/ MATHIAS HERMANSSON Mathias Hermansson	Director	February 28, 2012
/s/ DMITRY LEBEDEV Dmitry Lebedev	Director	February 28, 2012
/s/ WERNER KLATTEN Werner Klatten	Director	February 28, 2012

S-2

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39.3	Termination Agreement, dated as of May 20, 2011, by and among the Company, MTG Russia AB and Alfa CTC Holdings Limited	8-K	10.2	May 20, 2011	000-52003
10.40	Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.43	Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.65++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	10-K	10.65	February 29, 2008	000-52003
10.66++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.66	February 29, 2008	000-52003
10.67++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.68++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.69++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	10-K	10.69	February 29, 2008	000-52003
10.70++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.70	February 29, 2008	000-52003
10.78++	Employment Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.3	November 12, 2008	000-52003
10.78.1++	Separation Agreement dated December 15, 2011 between CTC Media, Inc. and Anton Kudryashov	8-K	10.1	December 15, 2011	000-52003
10.87++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	10-K	10.87	March 1, 2010	000-52003
10.88++	Form of Notice of Option Grant to Vyacheslav Murugov under the 2009 Stock Incentive Plan	10-K	10.88	March 1, 2010	000-52003
10.89++	Form of Equity-Based Incentive Award Agreement	10-Q	10.89	August 5, 2010	000-52003
10.90	Supplemental Termination Agreement between Closed Joint Stock Company "CTC Network" and Closed Joint Stock Company "Company TSV" (Video International Group) dated as of September 1, 2010	8-K	99.1	September 1, 2010	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.91	Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91	March 1, 2011	000-52003
10.91.1	Additional Agreement #1 dated December 28, 2010 to Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91.1	March 1, 2011	000-52003
10.92	Form of agency agreements between CTC Media's owned-and-operated regional stations and local subsidiaries of Video International (English translation)	10-K	10.92	March 1, 2011	000-52003
10.91.2	Additional Contract No. 7 dated August 15, 2011 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	8-K	99.1	August 18, 2011	000-52003
10.93	Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" dated as of December 30, 2010 (English language summary**)	10-K	10.93	March 1, 2011	000-52003
10.93.1	Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and an individual, dated as of December 30, 2010 (English language summary**)	10-K	10.93.1	March 1, 2011	000-52003
10.94	Stockholders' Agreement dated as of May 20, 2011 by and among CTC Media Inc., MTG Russia AB and Telcrest Investments Limited	8-K	10.1	May 20, 2011	000-52003
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1	Subsidiaries of CTC Media	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Executive Officer and Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Acting Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.REF*	XBRL Taxonomy Reference Linkbase Document

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

*
submitted electronically herewith.

**
The registrant will provide a copy of the original Russian-language document to the SEC staff upon request.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2011, (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2010 and 2011, (v) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2010 and 2011 and (vi) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.