Form 10-Q
period 2012-03-31
CTC Media, Inc.
filed 2012-05-03
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

         As of April 30, 2012, there were outstanding 158,160,719 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2011	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$12,331	$30,657
Short-term investments (Note 4)	117,233	98,815
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2011—$977; March 31, 2012—$1,145)	21,831	36,154
Taxes reclaimable	20,311	25,010
Prepayments	57,091	59,665
Programming rights, net (Note 5)	106,947	126,691
Deferred tax assets	20,086	24,743
Other current assets	1,351	2,764

TOTAL CURRENT ASSETS	357,181	404,499

PROPERTY AND EQUIPMENT, net	46,299	48,956
INTANGIBLE ASSETS, net:
Broadcasting licenses	159,369	174,089
Cable network connections	28,148	29,439
Trade names	5,213	5,724
Network affiliation agreements	2,120	1,745
Other intangible assets	3,197	3,346

Net intangible assets	198,047	214,343
GOODWILL (Note 6)	164,375	180,439
PROGRAMMING RIGHTS, net (Note 5)	92,134	94,757
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,041	5,559
PREPAYMENTS	3,012	5,274
DEFERRED TAX ASSETS	26,015	27,309
OTHER NON-CURRENT ASSETS	997	2,420

TOTAL ASSETS	$893,101	983,556

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Note 4)	16,941	18,457
Accounts payable	69,891	72,612
Accrued liabilities	21,393	27,967
Taxes payable	31,905	18,888
Deferred revenue	7,367	6,936
Deferred tax liabilities	12,613	12,844

TOTAL CURRENT LIABILITIES	160,110	157,704

DEFERRED TAX LIABILITIES	35,783	40,148
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2011—157,320,070; March 31, 2012—158,160,719)	1,573	1,582
Additional paid-in capital	481,969	488,360
Retained earnings	322,184	334,245
Accumulated other comprehensive loss	(111,754)	(42,547)
Non-controlling interest	3,236	4,064

TOTAL STOCKHOLDERS' EQUITY	697,208	785,704

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,101	$983,556

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2011	2012
REVENUES:
Advertising	$163,105	$180,669
Sublicensing and own production revenue	1,862	9,241
Other revenue	574	1,210

Total operating revenues	165,541	191,120

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $3,194 and $4,111 for the three months ended March 31, 2011 and 2012, respectively; and exclusive of stock-based compensation of $2,029 and $933 for the three months ended March 31, 2011 and 2012, respectively)	(10,710)	(11,859)
Selling, general and administrative (exclusive of depreciation and amortization of $742 and $1,046 for the three months ended March 31, 2011 and 2012, respectively; and exclusive of stock-based compensation of $4,190 and $1,978 for the three months ended March 31, 2011 and 2012, respectively)	(37,696)	(42,728)
Stock-based compensation expense	(6,219)	(2,911)
Amortization of programming rights	(70,738)	(75,759)
Amortization of sublicensing rights and own production cost	(314)	(2,735)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(3,936)	(5,157)

Total operating expenses	(129,613)	(141,149)

OPERATING INCOME	35,928	49,971
FOREIGN CURRENCY (LOSSES) GAINS	1,133	(1,404)
INTEREST INCOME	1,486	2,129
INTEREST EXPENSE	(100)	(201)
OTHER NON-OPERATING INCOME (LOSS), net	(27)	229
EQUITY IN INCOME OF INVESTEE COMPANIES	177	159

Income before income tax	38,597	50,883

INCOME TAX EXPENSE	(14,903)	(17,271)

CONSOLIDATED NET INCOME	$23,694	$33,612

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(902)	$(990)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$22,792	$32,622

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.21

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.14	$0.21

Weighted average common shares outstanding—basic	157,001,909	157,495,591

Weighted average common shares outstanding—diluted	158,002,195	157,805,484

Dividends declared per share	$0.16	$0.13

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2011	2012
Net Income	$23,694	$33,612
Other Comprehensive income:
Foreign Currency Translation Adjustment	58,031	69,560

Other Comprehensive income	58,031	69,560

Comprehensive income	$81,725	$103,172

Less: Comprehensive income attributable to the non-controlling interest	(1,036)	(1,343)

Comprehensive income attributable to CTC Media, Inc. stockholders	$80,689	$101,829

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Three months ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$23,694	$33,612
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(15)	304
Depreciation and amortization	3,936	5,157
Amortization of programming rights	70,738	75,759
Amortization of sublicensing rights and own production cost	314	2,735
Stock based compensation expense	6,219	2,911
Equity in income of unconsolidated investees	(177)	(159)
Foreign currency losses (gains)	(1,133)	1,404
Changes in operating assets and liabilities:
Trade accounts receivable	(166)	(16,079)
Prepayments	(2,136)	4,371
Other assets	1,211	(2,678)
Accounts payable and accrued liabilities	3,368	1,206
Deferred revenue	(358)	(1,596)
Other liabilities	(15,805)	(13,243)
Dividends received from equity investees	—	344
Acquisition of programming and sublicensing rights	(77,410)	(85,198)

Net cash provided by operating activities	12,280	8,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(4,031)	(3,002)
Acquisitions of businesses, net of cash acquired	(7,726)	—
Receipts from deposits	38,597	26,296

Net cash provided by investing activities	26,840	23,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,901	4,615
Proceeds from overdraft, net	—	678
Dividends paid to stockholders	(25,115)	(20,561)
Dividends paid to noncontrolling interest	(186)	(515)

Net cash used in financing activities	(21,400)	(15,783)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,262	1,965
Net increase in cash and cash equivalents	21,982	18,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,565	12,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,547	$30,657

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television networks in Russia. Before October 2011, the Peretz channel operated under the DTV brand name. The DTV television network and DTV Television Station Group are hereinafter referred to as "Peretz television network" and "Peretz Television Station Group", respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's Russian network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and Peretz television networks (the "Networks"). The CTC, Domashny and Peretz Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective Russian network. In addition, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, the Company has a Production segment ("the Production Group"), responsible for the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for Russian networks.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through the Company's own advertising sales house, which serves as the exclusive advertising sales agent for all of the Company's Russian networks and Television Station Groups in respect of Moscow-based clients. The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on February 28, 2012. The Company's accounting policies are more fully described in Annual Report. The preparation of our unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for the complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2011.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of March 31, 2012, the Channel 31 Group had assets (excluding intercompany assets) totaling $23,080 and liabilities (excluding intercompany liabilities) totaling $10,848. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of March 31, 2012 the amount of intercompany payables of the Channel 31 Group totaled $5,104. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders totaled $189 for the three months ended March 31, 2012. This amount includes intercompany expenses of $149.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2011, approximately 31% of our total advertising revenues were generated in the fourth quarter.

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

  Revenue Recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. An allowance for doubtful accounts is maintained for estimated losses resulting from the customers' inability to make payments. The Company recognizes advertising revenues at the moment when the advertising is broadcast and net of Value Added Taxes ("VAT").

        The Company's own sales house serves as the exclusive advertising sales agent for all of its networks in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all of national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which is made through Video International. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

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

        There were no transfers between categories during the periods presented.

        The fair values of the Company's derivative assets of $1,258 and derivative liabilities of $2,150 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration. See also Note 10.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2011 and March 31, 2012, respectively.

  Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important that could trigger an impairment review are under-performance of operating segments or changes in projected results, changes in the manner of utilization of the asset, and negative market conditions or economic trends. Therefore, the Company's use of its assets and its judgment as to the future prospects of each of its businesses can have a significant impact on the Company's reported results and financial condition.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As the result of impairment reviews performed in 2011, the Company recorded non-cash impairment losses totaling $23.6 million related to several regional broadcasting licenses and $71.7 million related to Peretz goodwill. The decline in fair values of these assets was due to revised estimates of future cash flows during the third and fourth quarters of 2011 primarily to reflect the revised expectations of the total advertising market, following reduced advertising demand and increased uncertainty in the medium-term. In addition, of the total impairment losses, $11.1 million related to impairment of the DTV trade name as a result of the re-branding of the channel.

        During the first quarter of 2012, internal and external estimates of the TV advertising markets in which the Company operates indicated there were no downward revisions to the Company's internal cash flow projections. There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges. See also Note 10.

  Programming rights

        Programming rights are stated at the lower of their amortized cost or net realizable value. The Company reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing.

        The Company's programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally-produced programming is reported at the lower of amortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally produced programming is classified as non-current.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Such write-downs establish a new cost basis for programming rights.

  Stock-based compensation expense

        The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the options, future employee turnover rates, future employee stock option exercise behavior and the fair value of the Company's common stock on the date of grant. The Company determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

        Once the Company has estimated the fair value of the equity instruments, it recognizes this estimated cost as a stock-based compensation expense over the service period. Equity-based incentive awards that meet liability accounting criteria are remeasured at each reporting date at their fair value until settlement. The fair value of such unsettled equity-based incentive awards is recognized in liabilities.

  Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognize them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income. For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income. See Note 10, Commitments and Contingiencies below.

  Tax provisions and valuation allowance for deferred tax assets

        The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate.

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consisted primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S.

        Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released. Although the Company believes that its judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to impairment losses that could be material.

  New Accounting Pronouncements

        Effective January 1, 2012, the Company adopted Accounting Standards Update 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), Accounting Standards Update 2011-04, Amendments to

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04") and Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The adoption of these amendments did not have a material impact on the Company's condensed consolidated balance sheet or results of operations.

3. NET INCOME PER SHARE

        Basic net income per share for the three months ended March 31, 2011 and 2012 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation, because their effect was antidilutive, was 4,691,163 and 4,233,472 for the three months ended March 31, 2011 and 2012, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2011	2012
Net income attributable to CTC Media, Inc. stockholders	$22,792	$32,622

Weighted average common shares outstanding—basic
Common stock	157,001,909	157,495,591
Dilutive effect of:
Common stock options	1,000,286	309,893

Weighted average common shares outstanding—diluted	158,002,195	157,805,484
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.15	$0.21
Diluted	$0.14	$0.21

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2011 and 2012 was net income attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2011	March 31, 2012
Cash and cash equivalents:
Russian ruble bank accounts	$6,434	$10,916
US dollar bank accounts	$4,479	$18,316
Other	$1,418	$1,425

Total cash and cash equivalents	$12,331	$30,657

	December 31, 2011		March 31, 2012
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	4.1% - 8.7%	$102,068	5.0% - 8.7%	$87,867
US dollar-denominated deposits	2.1% - 2.2%	15,165	0.9% - 2.6%	10,948

Total Short-term investments		$117,233		$98,815

        Bank overdraft—In October 2011, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34,000. As of December 31, 2011 and March 31, 2012, the Company had an overdraft position of $16,941 and $18,457, respectively, that is presented as a current liability separately on the Company's balance sheets.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2011 and March 31, 2012 comprise the following:

	December 31, 2011	March 31, 2012
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$122,454	$143,411
Accumulated amortization	(111,999)	(136,912)

Released, net book value	10,455	6,499

Completed and not released	1,528	2,581
In production	521	772

Total	12,504	9,852

Acquired rights:
Historical cost	554,310	582,585
Accumulated amortization	(367,733)	(370,989)

Net book value	186,577	211,596

Total programming rights	$199,081	$221,448

Current portion	106,947	$126,691

Non-current portion	92,134	$94,757

        The Company expects to amortize approximately $9,350 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending March 31, 2013. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2012.

6. GOODWILL

        Goodwill as of December 31, 2011 and March 31, 2012 comprises the following:

	Balance December 31, 2011	Foreign currency translation adjustment	Balance March 31, 2012
CTC Network	$48,850	$4,777	$53,627
Domashny Network	16,094	1,574	17,668
Peretz Network	57,683	5,641	63,324
CTC Television Station Group	1,977	193	2,170
Domashny Television Station Group	9,309	910	10,219
CIS Group	99	—	99
Production Group	30,363	2,969	33,332

Total	$164,375	$16,064	$180,439

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. GOODWILL (Continued)

        The Company has accumulated impairment losses against goodwill totaling $71,688 at each balance sheet date presented related to the Peretz Network, recorded as a result of impairment tests performed during 2011. In addition, the Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the CIS segment, recorded as a result of impairment tests performed during 2008.

7. STOCKHOLDERS' EQUITY

        As of December 31, 2011, and March 31, 2012 the Company's outstanding share capital was as follows:

Type	December 31, 2011	March 31, 2012
Common stock outstanding	157,320,070	158,160,719

Common Stock and Additional-paid-in capital

        In the three months ended March 31, 2012, the Company's former CEO exercised options to purchase 840,649 shares of common stock, for aggregate consideration of $4,615. The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings.

Dividends

        In the three months ended March 31, 2012, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2011 and 2012:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	23,694	22,792	902
Other comprehensive income	58,031	57,897	134

Comprehensive income	$81,725	$80,689	$1,036

Share capital	3	3	—
Additional paid-in capital	9,538	9,538	—
Dividends declared	(25,301)	(25,115)	(186)

Stockholders' equity, March 31, 2011	$860,606	$858,139	$2,467

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net Income	33,612	32,622	990
Other comprehensive income	69,560	69,207	353

Comprehensive income	$103,172	$101,829	$1,343

Share capital	9	9	—
Additional paid-in capital	6,391	6,391	—
Dividends declared	(21,076)	(20,561)	(515)

Stockholders' equity, March 31, 2012	$785,704	$781,640	$4,064

8. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the Annual Report on Form 10-K filed with the SEC on February 28, 2012—Item 8. Financial Statements—Note 16, Stockholders' Equity" for a discussion of these programs.

        On January 6, 2012, the Compensation Committee of the Company's Board approved the additional grants of options to purchase up to 560,000 shares of common stock to certain employees of the Company, at an exercise price of $9.07, under the Company's 2009 Stock Incentive Plan. The exercise price represents the closing price of the Company's common stock on the grant date. These options are divided equally into two tranches: options that vest over four years and are subject only to the passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors for each of 2012, 2013, 2014 and 2015 (the "Performance-based Tranche").

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the three months ended March 31, 2012:

Options
Risk free interest rate	0.38 - 1.20%
Expected option life (years)	2.5 - 5.5
Expected dividend yield	5.40 - 5.61%
Volatility factor	51.44 - 84.69%
Weighted-average grant date fair value (per share)	$2.23

        As of March 31, 2012, the total compensation cost related to unvested granted awards not yet recognized of $12,577 is to be recognized over a weighted average period of 3.2 years.

9. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia (the "Treaty"). The Company's Russian- and Kazakh-based subsidiaries are subject to

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. INCOME TAX (Continued)

Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan in 2011 and the three months ended March 31, 2012 was 20%. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends and interest paid by its Russian subsidiaries. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in case of ownership of less than 50%.

        The Company's effective income tax rate was 39% and 34% for the three months ended March 31, 2011 and 2012, respectively. The decrease in effective tax rate when comparing the three-month periods ended March 31, 2011 and 2012 was primarily due to decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, and the recognition of certain foreign tax credits that will be deducted from US income tax.

        As of December 31, 2011 and March 31, 2012, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $3,819 and $3,781, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $2,091 and $2,100, respectively. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of being successfully challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $2,596 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $417 of the total $2,596 potential increase could occur within 12 months from March 31, 2012. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their current inspection of Kostafilm, one of the Company's production subsidiaries, and upcoming inspections of CTC Network and certain income tax penalties which may be imposed by US tax authorities as a result of CTC Media, Inc.'s late payment of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of the statutory limitations period was $518 as of March 31, 2012.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. Although conditions generally improved in 2010, considerable uncertainty remains concerning economic stability globally in the medium-term. The economic downturn experienced in the second half of 2011, in both the European and global economies, has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the three months ended March 31, 2012, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

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

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectations for the total advertising market in medium-term and, in turn, affected the fair values of certain of the Company's assets as of December 31, 2011. For the year ended December 31, 2011, the Company recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. For discussion on sensitivity of major assumptions on fair values of indefinite-lived assets, refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2011. Peretz reporting unit and Peretz umbrella license, as well as several regional broadcasting licenses are the most sensitive to changes in the television advertising growth assumptions. During the first quarter of 2012, internal and external estimates of the TV advertising markets in which the Company operates were for the most part unchanged and there were no downward revisions to the Company's internal cash flow projections.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges.

        The Company considers all current information in respect of determining the need for impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require the Company to record additional impairment charges that could have a material adverse impact on its net income.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended March 31, 2012, the Russian ruble appreciated against the US dollar by 8.9%, but was on average 3% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2011.If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

Derivative Financial instruments

        As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign exchange forward contracts, to mitigate its exposure to currency exchange risk related to US-dollar denominated payments. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. It is the Company's policy to enter into foreign currency derivative transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        The following table summarizes the fair value of the Company's assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in the Company's condensed consolidated balance sheets as of the dates presented:

		March 31,
	Balance sheet location	2011	2012
Assets:
Derivatives designated as hedging instruments:
Foreign exchange forward contract	Other current assets	$—	$1,034

Total		$—	$1,034

Derivatives non designated as hedging instruments:
Foreign exchange forward contract	Other current assets	$—	$224

Total		$—	$224

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contract	Other current liabilities	$—	$2,150

Total		$—	$2,150

  Fair Value Hedges

        From January 2012, the Company entered in certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency assets, liabilities and firm commitments. For these derivative instruments that were designated and qualify as fair value hedges, the Company recognized the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item immediately in the foreign currency gain (loss) on the condensed consolidated statement of income (loss). The notional amount of these foreign exchange forward contracts was $42,800 as of March 31, 2012. The following tabular disclosure summarizes the effect of the Company's derivative financial instruments designated as fair value hedges on the condensed consolidated statement of income (loss) for the periods presented:

		March 31,
	Location of gain (loss) recognized in the statement of income (loss)
Fair Value Hedging Instrument		2011	2012
Foreign exchange forward contract	Foreign currency gain (loss)	$—	$(1,609)
Hedged items	Foreign currency gain (loss)	$—	$1,451

Total		$—	$158

  Economic (Non-designated) Hedges

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments are referred to as an "economic hedge" or "non-designated hedges". Changes in the fair value of these

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

non-designated hedging instruments are recognized in the expense line item in the condensed consolidated statement of income that is consistent with the nature of the hedged risk. During the first quarter of 2012, the Company entered into short-term non-designated hedges to mitigate its exposure related to US-dollar denominated payments of dividends. The notional amount of these foreign exchange forward contracts was $12,000 as of March 31, 2012. The following tabular disclosure summarizes the effect of the Company's outstanding economic hedges as of the dates presented:

		March 31,
	Location of gain (loss) recognized in the statement of income (loss)
Fair Value Hedging Instrument		2011	2012
Foreign exchange forward contract	Foreign currency gain (loss)	$—	$(494)

Purchase commitments

        The table below summarizes information with respect to our commitments as of March 31, 2012:

	Total	Through 2012	Through 2013	Through 2014	Through 2015	Through 2016
	(in thousands)
Acquisition of programming rights	$265,477	$162,641	$74,488	$28,348	$—	$—
Transmission and satellite fees	$105,582	$15,563	$20,994	$21,904	$22,988	$24,133
Leasehold obligations	$26,915	$4,023	$5,411	$5,598	$5,820	$6,063
Cable connections	$10,016	$3,553	$1,720	$1,581	$1,581	$1,581
Acquisition of format rights	$2,700	$2,700	$—	$—	$—	$—
Payments for intellectual rights	$3,825	$734	$776	$774	$772	$769
Network affiliation agreements	$2,531	$663	$596	$570	$524	$178
Other contractual obligations	$1,713	$708	$1,005	$—	$—	$—
Total	$418,759	$190,585	$104,990	$58,775	$31,685	$32,724

        Leasehold obligations—The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years. Pursuant to the lease agreements, the Company is leasing an aggregate of 9,365 square meters of office space in an office building in central Moscow, with annual rent fees of $4,432 (at the exchange rate as of March 31, 2012). In addition to the lease payments described above, the Company is also required to pay technical costs arising from maintenance of the premises, taxes and some supplementary municipal services, in the total amount of $613 annually.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2011 and March 31, 2012. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

matters at the judicial level. The tax authorities have also aggressively imposed material tax assessments on Russian businesses, at times without a clear legislative basis.

        As of December 31, 2011 and March 31, 2012, the Company included accruals for contingencies related to non-income taxes totaling $2,722 and $2,800, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $1,700 and $1,707, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of March 31, 2012, management estimates such contingencies related to non-income taxes to be up to approximately $1,272.

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

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure the compliance of its programming with the declared genres of the channel and to sustain the volume-genre ratio of broadcasted materials prescribed in the license.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Recently, the Kazakh government enacted a law requiring that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

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

10. COMMITMENTS AND CONTINGENCIES (Continued)

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

Legal and Tax Proceedings

        In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In late 2011, a lawsuit was filed in Russia against the Company (Peretz Channel) and other unrelated parties concerning alleged patent infringement in connection with a process used in a TV program aired in 2009 and 2010. As of December 31, 2011, the Company assessed any potential liability as not material. In March 2012, the plaintiffs filed an amended claim substantially increasing the amount of damages sought and alleging joint liability on the part of the Company and the other defendants. Under Russian law, plaintiffs may recover the full claimed amount from any of the defendants found to be jointly liable.

        As of the date of this report, the plaintiffs have not provided support for their claimed damages, as instructed by the court during preliminary hearings. The Company intends to vigorously defend this claim. Although the course and outcome of litigation cannot be predicted with certainty, the Company expects that this matter will be resolved in the next year. The Company has reassessed the minimum amount of damages that it has determined to be probable; such amount is not material. If the Company is unsuccessful in defending this claim, it is possible that the damages could be significant, but management is unable to estimate any additional losses that are reasonably possible of being incurred in this matter at this time. As of the date of this report, a court date has not been established to commence hearings on the merits of this case.

11. SEGMENT INFORMATION

        The Company operates in eight business segments—CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. SEGMENT INFORMATION (Continued)

Group, CIS Group and Production Group. The Company evaluates performance based on the operating results of each segment, among other performance measures.

	Three months ended March 31, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$108,293	$130	$33,036	$792,937	$(571)	$(52,611)	$(426)
Domashny Network	19,748	3	3,158	64,092	(224)	(9,914)	—
Peretz Network	12,671	—	(435)	193,561	(744)	(8,114)	—
CTC Television Station Group	17,859	468	10,716	108,068	(551)	(86)	—
Domashny Television Station Group	2,629	710	438	55,572	(427)	(1)	—
Peretz Television Station Group	1,054	383	(1,750)	124,655	(1,164)	(1)	—
CIS Group	3,079	—	(359)	23,902	(152)	(1,850)	—
Production Group	22	2,213	(553)	50,409	(23)	—	(1,748)
Business segment results	$165,355	$3,907	$44,251	$1,413,196	$(3,856)	$(72,577)	$(2,174)

Eliminations and other	186	(3,907)	(8,323)	(357,758)	(80)	1,839	1,860
Consolidated results	$165,541	$—	$35,928	$1,055,438	$(3,936)	$(70,738)	$(314)

	Three months ended March 31, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$124,633	$75	$40,799	$884,979	(1,429)	$(53,538)	$(2,735)
Domashny Network	22,876	9	2,062	85,544	(359)	(12,752)	—
Peretz Network	15,680	—	1,935	106,188	(776)	(7,499)	—
CTC Television Station Group	17,793	400	10,649	96,238	(495)	(84)	—
Domashny Television Station Group	3,485	1,013	1,287	60,013	(711)	(1)	—
Peretz Television Station Group	1,469	552	(1,203)	113,083	(1,211)	—	—
CIS Group	4,308	—	(254)	23,944	(117)	(2,995)	—
Production Group	33	6,186	(578)	49,916	(7)	—	(5,863)
Business segment results	$190,277	$8,235	$54,697	$1,419,905	$(5,105)	$(76,869)	$(8,598)

Eliminations and other	843	(8,235)	(4,726)	(436,349)	(52)	1,110	5,863
Consolidated results	$191,120	$—	$49,971	$983,556	$(5,157)	$(75,759)	$(2,735)

12. SUBSEQUENT EVENTS

        On April 27, 2012, the Company's Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20,561 in total, which will be paid on or about June 20, 2012 to shareholders of record as of June 1, 2012. The Company's Board currently intends to pay further dividends in each of the following quarters of 2012. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2012, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2011 and 2012. This discussion should be read in conjunction with our annual report on Form 10-K filed with the SEC on February 28, 2012 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  •
  Domashny Network.  From January 2012, Domashny channel focuses on 25-59 year-old female viewers. Domashny's technical penetration is 84.9% with its signal covering approximately 63 million people in Russia.

  •
  Peretz Network.  From January 2012, Peretz channel focuses primarily on 25-59 year-old viewers. Peretz's technical penetration is 80.1% with its signal covering approximately 61 million people in Russia.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and Peretz Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and Peretz Television Station Group manage 54, 44 and 50 owned-and-operated stations and repeater transmitters, respectively. Our owned-and-operated stations and unmanned repeaters provide 61.3% technical penetration for the CTC Network (or 64.7% of its total penetration of 94.7%); 43.7% technical penetration for the Domashny Network (or 51.5% of its total penetration of 84.9%); and 49.83% technical penetration for the Peretz Network (or 62.2% of its total penetration of 80.1%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  CIS Group.  We operate the Channel 31 network, a Kazakh television broadcaster. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by over 67 television stations and local cable operators, including 10 owned-and-operated stations and repeater transmitters. We also operate a broadcaster in Moldova.

  Production Group

  •
  Production Group.  Our Production Group comprises our in-house production operations that specialize in sitcoms, series, sketchcoms and entertainment TV shows for our networks.

  Sales house

  •
  Sales house.  Our own sales house, EvereST-S, serves as the exclusive advertising sales agent for all of our Russian Networks and for our Television Station Groups in respect of Moscow-based clients, and as non-exclusive advertising sales agent for other Television Station Group clients. See "—Television Advertising Sales". The sales house does not represent an operating segment but rather a functional sales department. The sales house expenses are allocated to our reportable segments based on the revenues earned by each of the segments.

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, the availability and cost of quality programming. Our results of operations are also affected by the value of the Russian ruble compared to the US dollar.

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market and decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved in 2010, the economic downturn experienced in the second half of 2011, in both Europe and globally, has resulted in reduced advertiser demand. Although, the Russian economy demonstrated modest recovery in the first quarter of 2012, considerable uncertainty remains concerning economic stability globally in the medium-term. Though we anticipate that the advertising market in 2012 as a whole will be larger than in 2011, we expect that such growth will be moderate. We are cautious about the potential negative impact that current economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and through increases in the price of advertising.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In the three months ended March 31, 2012, the Russian ruble appreciated against the US dollar by 8.9%, but was on average 3% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2011.

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

Television Advertising Sales

        We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through our own advertising sales house, EvereST-S, which serves as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients. Advertising sales to local clients of our regional stations are made through Video International, an external sales house. EvereST-S has direct sales arrangements with advertisers or their agencies. Our cooperation model with Video International provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance and analytical support and consulting services. See "—Our Agreements with Video International" below and "Item 1A. Risk Factors—Changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, and which could adversely affect our business, financial condition and results of operations."

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic. Since January 2012, Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as on overall television viewership. Due to the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability, sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell.

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2011, approximately 31% of our total advertising revenues were generated in the fourth quarter.

Our Agreements with Video International

        Effective January 1, 2011, our sales house has licensed Video International's proprietary advertising software package (including its Automated System for the Placement of Television Advertising, Automated Document Management System, and Media Calculator modules). In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software; as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International provides a detailed analysis of the Russian television market, including audience share and advertising market dynamics.

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian channels' television advertising revenues (including network revenues and the revenues from regional advertising placed by Moscow-based clients, but excluding revenues from social advertising). We expect that the overall annual compensation payable to Video International will be in the range of 10% to 12% of our Russian channels' advertising revenues. The parties have also agreed that the compensation payable to Video International under the new agreement may be decreased by the mutual consent of the parties on an annual basis.

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

        We also have an agreement with Video International for the placement of advertising on Channel 31, expiring in 2015. Under the Channel 31 agreement, the commission rate payable by us is fixed at 12.5% of gross advertising sales in 2012, and 12.0% of gross advertising sales in years 2013 through 2015.

  Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our Annual Report on Form 10-K filed with the SEC on February 28, 2012. Since that date, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

        Assets with indefinite useful lives—We assess the carrying value of goodwill and other intangible assets with indefinite lives on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. If future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses.

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectations for the total advertising market in medium-term and, in turn, affected the fair values of certain of our assets as of December 31, 2011. For the ended December 31, 2011, we recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. For discussion of the sensitivity of major assumptions regarding fair values of indefinite-lived assets, refer to our annual Report on Form 10-K for the year ended December 31, 2011. The Peretz reporting unit and Peretz umbrella license, as well as several regional broadcasting licenses, are the most sensitive to changes in television advertising growth assumptions. During the first quarter of 2012, internal and external estimates of the TV advertising markets in which we operate were for the most part unchanged and there were no downward revisions to our internal cash flow projections. There were no indicators of additional impairment for our goodwill or long-lived assets, and we were not required to record any additional impairment charges. We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 1A. Risk Factors—A significant portion of our total assets are intangibles assets with indefinite lives. If events or changes in circumstances require us to further reduce the fair value of those assets, we may be required to record impairment losses that can materially adversely impact our net income." See also "Item 1. Financial Statements and Supplementary Data—Note 2, Basis of presentation and summary of significant accounting policies".

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended March 31,
	2011	2012
REVENUES:
Advertising	98.5%	94.5%
Sublicensing	1.1	4.8
Other revenue	0.4	0.7

Total operating revenues	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(6.5)	(6.2)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(22.8)	(22.4)
Stock based compensation	(3.8)	(1.5)
Amortization of programming rights	(42.7)	(39.6)
Amortization of sublicensing rights and own production cost	(0.2)	(1.6)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.4)	(2.7)

Total operating expenses	(78.4)	(73.9)

Operating income	21.7	26.1
Foreign currency (losses) gains	0.7	(0.7)
Interest income	0.9	1.1
Interest expense	(0.1)	(0.1)
Other non-operating income, net	(0.0)	0.1
Equity in income of investee companies	0.1	0.1

Income before income tax	23.3	26.6

Income tax expense	(9.0)	(9.0)

Consolidated net income	14.3	17.6

Income attributable to noncontrolling interest	(0.5)	(0.5)

Net income attributable to CTC Media, Inc. stockholders	13.8%	17.1%

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three Months ended March 31, 2011 and 2012

  Total operating revenues

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$108,423	$124,708
Change period-to-period	—	15.0%
Domashny Network	19,751	22,885
Change period-to-period	—	15.9%
Peretz Network	12,671	15,680
Change period-to-period	—	23.7%
CTC Television Station Group	18,327	18,193
Change period-to-period	—	(0.7)%
Domashny Television Station Group	3,339	4,498
Change period-to-period	—	34.7%
Peretz Television Group	1,437	2,021
Change period-to-period	—	40.6%
CIS Group	3,079	4,308
Change period-to-period	—	39.9%
Production Group	2,235	6,219
Change period-to-period	—	178.3%
Eliminations and other	(3,721)	(7,392)

Total	$165,541	$191,120

Change period-to-period	—	15.5%

        Our total operating revenues increased by 15.5% when comparing the three-month periods under review, which is primarily due to an increase in advertising prices and, to a lesser extent, increased audience shares for the Domashny and Peretz Networks and increased sublicensing and own production revenues.

        The increase in advertising prices resulted from the increase in the advertising market when comparing the first quarters of 2011 and 2012. Though we anticipate that the advertising market in 2012 as a whole will be higher than in 2011, we anticipate that such growth will be moderate. We are cautious about the potential negative impact that economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

  Advertising revenues

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$106,463	$115,887
Change period-to-period	—	8.9%
Domashny Network	19,728	22,440
Change period-to-period	—	13.7%
Peretz Network	12,652	15,562
Change period-to-period	—	23.0%
CTC Television Station Group	17,758	17,717
Change period-to-period	—	0.0%
Domashny Television Station Group	2,576	3,411
Change period-to-period	—	32.4%
Peretz Television Group	1,052	1,434
Change period-to-period	—	36.3%
CIS Group	2,873	4,109
Change period-to-period	—	43.0%
Eliminations and other	3	109

Total	$163,105	$180,669

Change period-to-period	—	10.8%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenues are recorded net of VAT. In addition, advertising sales to local clients of our regional stations and sales of CIS under our agency agreements with Video International are recognized net of agency commissions. See "Item 1.Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Revenue recognition".

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We generally place the CTC Network's advertising on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic. From January, 2012, we place Domashny and Peretz Network's advertising on the basis of our ratings in Domashny's and Peretz's target audiences, 25-59 year-old female viewers and 25-59 year-old viewers, respectively. The overall audience share among the entire viewing population (considered to be those age 4 and older, or "4+") is used to compare our ratings with those of other channels.

        The table below provides certain key statistics about CTC, Domashny and Peretz television channels:

	Average target audience share		Average All 4+ audience share
	Three months ended March 31,		Three months ended March 31,
	2011	2012	2011	2012
CTC	11.2	11.0	7.9	7.8
Domashny	2.8	3.7	2.1	2.7
Peretz	2.0	2.6	1.7	2.1

        CTC Network.    CTC Network's advertising revenues increased by 8.9% when comparing the three-month periods under review, mainly due to increased advertising prices and increased ratings, which was comprised of an increase in television viewership, partially offset by the decrease in audience share. The decrease in audience share was primarily the result of increased competition. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Domashny Network's advertising revenues increased by 13.7% when comparing the three-month periods under review, principally due to increased audience share. The increase in audience share was due to strong performance of our programming in the first quarter of 2012 compared with the first quarter of 2011, primarily driven by success of the Turkish drama series.

        Peretz Network.    Peretz Network's advertising revenues increased by 23.0% when comparing the three-month periods under review, principally due to increased audience share and, to a lesser extent, the increase in advertising prices. The increase in our audience share over the periods under review was the result of better performance of our programming in the first quarter of 2012 compared with the first quarter of 2011, which primarily included locally produced shows.

        Television Station Groups.    Advertising revenues of the Domashny Television Station Group and Peretz Television Station Group increased by 32.4% and 36.3%, respectively. At Domashny and Peretz Television Station Groups, the increased advertising revenues were primarily due to increased advertising rates and audience shares of the channels, resulting in increased inventory to sell, as well as due to revenues of newly acquired stations. We expect that the growth in regional advertising prices in 2012 as a whole will be moderate. Advertising revenues at CTC Television Station Group were flat when comparing the periods under review.

        In addition to the factors noted above the increases in advertising revenues of our Networks and Television Station Groups in absolute terms were partly offset by the depreciation of the Russian ruble against the US dollar during the periods under review.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. The 43.0% increase in the advertising revenues in this segment, when comparing periods under review, was primarily due to increased sellout, partially offset by a decrease in advertising prices. The target audience share of Channel 31 was 14.8% and 14.5% during the three months ended March 31, 2011 and 2012, respectively.

  Sublicensing, own production and other revenues

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$1,960	$8,821
Change period-to-period	—	350.1%
Production Group	2,222	6,219
Change period-to-period	—	179.9%
Eliminations and other	(1,746)	(4,589)

Total	$2,436	$10,451

Change period-to-period	—	329.0%

        Networks.    Our sublicensing, own production and other revenues at CTC Network increased by 350.1% when comparing the three- month periods under review, primarily due to increases in sublicensing sales to broadcasters in Ukraine. The increase in sublicensing revenues in the first quarter is not indicative of such revenues that may be expected for the whole 2012.

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

  Total operating expenses

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(75,387)	$(83,909)
Change period-to-period	—	11.3%
Domashny Network	(16,593)	(20,823)
Change period-to-period	—	25.5%
Peretz Network	(13,106)	(13,745)
Change period-to-period	—	4.9%
CTC Television Station Group	(7,611)	(7,544)
Change period-to-period	—	(0.9)%
Domashny Television Station Group	(2,901)	(3,211)
Change year-on-year	—	10.7%
Peretz Television Group	(3,187)	(3,224)
Change period-to-period	—	1.2%
CIS Group	(3,438)	(4,562)
Change period-to-period	—	32.7%
Production Group	(2,788)	(6,797)
Change period-to-period	—	143.8%
Eliminations and other	(4,602)	2,666

Total	$(129,613)	$(141,149)

Change period-to-period		8.9%
% of total operating revenues	78.3%	73.9%

        Our total operating expenses as a percentage of operating revenues decreased from 78.3% to 73.9% when comparing the three months ended March 31, 2011 and 2012, mainly due to decreases, as a percentage of operating revenues, in selling, general and administrative expenses, amortization of programming rights, direct operating expenses and stock-based compensation expense, offset by increases, as a percentage of operating revenues, in depreciation and amortization expenses, amortization of sublicensing rights and own production costs.

        For the full year, we expect our selling, general and administrative and direct operating expenses to grow faster than our revenues during the year, primarily due to investments in regional expansion, our sales house unit and marketing.

  Direct operating expenses

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(3,002)	$(3,064)
Change period-to-period	—	2.1%
Domashny Network	(1,875)	(1,927)
Change period-to-period	—	2.8%
Peretz Network	(1,428)	(1,813)
Change period-to-period	—	27.0%
CTC Television Station Group	(2,159)	(2,276)
Change period-to-period	—	5.4%
Domashny Television Station Group	(1,215)	(1,299)
Change period-to-period	—	6.9%
Peretz Television Group	(1,270)	(1,505)
Change period-to-period	—	18.5%
CIS Group	(466)	(488)
Change period-to-period	—	4.7%
Production Group	(573)	(543)
Change period-to-period	—	(5.2)%
Eliminations and other	1,278	1,056

Total	$(10,710)	$(11,859)

Change period-to-period		10.7%
% of total operating revenues	6.5%	6.2%

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expense at CTC and Domashny as a percentage of these segments' total operating revenues decreased from 2.8% to 2.5% and from 9.5% to 8.4%, respectively, when comparing the three months ended March 31, 2011 and 2012, mainly due to increased revenues. At Peretz Network, direct operating expense as a percentage of this segment's total operating revenues increased from 11.3% to 11.6% over the periods under review, as result of increased salaries due to increased head-count, partially offset by increased revenues.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations and repeaters. At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 11.8% to 12.5% when comparing the three months ended March 31, 2011 and 2012, due to increases in transmission and maintenance costs. At the Domashny and Peretz Television Station Groups, direct operating expenses as a percentage of the segment's total operating revenues decreased from 36.4% to 28.9% and from 88.4% to 74.5%, respectively, when comparing the three months ended March 31, 2011 and 2012. These decreases were mainly due to increased revenues, partly offset by increases in transmission costs. The increases in transmission costs in Television Station Groups over the periods under review were due to annual raises and newly acquired regional stations for Domashny and Peretz.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 15.1% to 11.3% when comparing the three months ended March 31, 2011 and 2012, mainly due to increased revenues.

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

  Selling, general and administrative expenses

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(18,778)	$(23,143)
Change period-to-period	—	23.2%
Domashny Network	(4,572)	(5,785)
Change period-to-period	—	26.5%
Peretz Network	(3,087)	(3,657)
Change period-to-period	—	18.5%
CTC Television Station Group	(4,816)	(4,690)
Change period-to-period	—	(2.6)%
Domashny Television Station Group	(1,259)	(1,200)
Change period-to-period	—	(4.7)%
Peretz Television Group	(752)	(508)
Change period-to-period	—	(32.4)%
CIS Group	(970)	(962)
Change period-to-period	—	(0.8)%
Production Group	(442)	(384)
Change period-to-period	—	(13.1)%
Eliminations and other	(3,020)	(2,399)

Total	$(37,696)	$(42,728)

Change period-to-period		13.3%
% of total operating revenues	22.8%	22.4%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs; and non-income taxes. In addition, our selling, general and administrative expenses include compensation expenses payable to Video International for use of advertising software, related maintenance and analytical support and consulting services (See—"Our agreements with Video International").

        We lease approximately 9,365 square meters of office space in an office building in central Moscow. We recognized rental expenses related to these leases of approximately $0.9 and $1.6 million in the first quarter of 2011 and 2012, respectively, and expect to recognize approximately $44.6 million for 2012-2021 (at the US dollar/ruble exchange rate as of March 31, 2012). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses of the CTC and Domashny Networks as a percentage of each segments's operating revenues increased from 17.3% to 18.6%, and from 23.1% to 25.3%, respectively, when comparing the three months ended March 31, 2011 and 2012. Such increases were mainly due to increases in advertising and promotion expenses as result of the growth in new media marketing expenses. In addition, the increase in CTC Network's expenses was due to the transfers of some employees from other segments to the CTC Network segment. Selling, general and administrative expenses of the Peretz Network as a percentage of this segment's total operating revenues decreased from 24.4% to 23.3% when comparing the three months ended March 31, 2011 and 2012, mainly due to increased revenue.

        Television Station Groups.    Selling, general and administrative expenses of the CTC, Domashny and Peretz Television Station Groups as a percentage of each segment's total operating revenues decreased from 26.3% to 25.8%, from 37.7% to 26.7% and from 52.3% to 25.1%, respectively, when comparing the three months ended March 31, 2011 and 2012. At the CTC Television Station Group, the decrease was primarily due to decreased rent expenses. At the Domashny and Peretz Television Station Groups, the decreases were principally due to decreases in advertising and promotion expenses because of the later timing of advertising campaigns and increased revenue of these segments.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 31.5% to 22.3% when comparing the three months ended March 31, 2011 and 2012, mainly due to increased segment revenues.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, office space rent expenses and utilities expenses of our production companies. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 19.8% to 6.2% when comparing the three months ended March 31, 2011 and 2012, mainly due to increased segment revenues.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expense

	Three months ended March 31,
	(In thousands, except for percentages)
	2011	2012
Stock-based compensation expense	$(6,219)	$(2,911)

        The majority of the stock-based compensation expense relates to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. The decrease in stock-based compensation expense over the periods under review was primarily due to a 2011 expense related to options exercised by our former CEO, who left the Company at the end of 2011.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based cash incentive awards of approximately $5.7 million for the remainder of 2012, $5.2 million for 2013, $1.1 million for 2014 and $0.6 million for 2015.

  Amortization of programming rights

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(52,611)	$(53,538)
Change period-to-period	—	1.8%
Domashny Network	(9,914)	(12,752)
Change period-to-period	—	28.6%
Peretz Network	(8,114)	(7,499)
Change period-to-period	—	(7.6)%
CIS Group	(1,850)	(2,995)
Change period-to-period	—	61.9%
Eliminations and other	1,751	1,025

Total	$(70,738)	$(75,759)

Change period-to-period		7.1%
% of total operating revenues	42.7%	39.6%

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights for the CTC and Peretz Network segments, as a percentage of total operating revenues, decreased from 48.5% to 42.9% and from 64.0% to 47.8%, respectively, when comparing the three months ended March 31, 2011 and 2012. At the CTC Network, the decrease was primarily due to increased sublicensing revenues in the first quarter of 2012 compared with the same period of 2011, and underperformance of certain programming in first quarter of 2011 resulting in additional programming charges recorded in Q1 2011 (described below). At the Peretz Network, the decrease primarily reflected increased advertising revenues. Amortization of programming rights for the Domashny Network segment, as a percentage of its total operating revenues, increased from 50.2% to 55.7% when comparing the three months ended March 31, 2011 and 2012, primarily due to a relatively more expensive programming mix.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. During the three months ended March 31, 2011 and 2012, based on recurring reviews of revenue pattern for the programming library, we recognized additional charges on programming rights of $8.6 million and $3.5 million, respectively. These amounts include CTC Network's charges of $7.3 million and $2.0 million, respectively, for the periods under review ended March 31, 2011 and 2012.

        Our estimates of future advertising and other revenues, the performance of our channels and our future broadcasting schedules have a significant impact on the value of our program rights and the annual programming amortization charge recorded in the Consolidated Statement of Operations.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group, including content provided by CTC Network. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, increased from 60.1% to 69.5% when comparing the three months ended March 31, 2011 and 2012, due to the more expensive programming mix.

  Amortization of sublicensing rights and own production cost

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(426)	$(2,735)
Change period-to-period	—	542.0%
Production Group	(1,748)	(5,863)
Change period-to-period	—	235.4%
Eliminations and other	1,860	5,863

Total	$(314)	$(2,735)

Change period-to-period		771.0%
% of total operating revenues	0.2%	1.4%

        Own production cost represents the cost of internally produced programming licensed to third parties as well as sold to other segments in our group.

        CTC Network.    The increase in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three periods under review was mainly due to increased sales of certain programming to third parties in Ukraine.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Intercompany expenses consist primarily of programming rights sold by our Production Group to our Networks.

  Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
CTC Network	$(571)	$(1,429)
Change period-to-period	—	150.3%
Domashny Network	(224)	(359)
Change period-to-period	—	60.3%
Peretz Network	(744)	(776)
Change period-to-period	—	4.3%
CTC Television Station Group	(551)	(495)
Change period-to-period	—	(10.2)%
Domashny Television Station Group	(427)	(711)
Change period-to-period	—	66.5%
Peretz Television Group	(1,164)	(1,211)
Change period-to-period	—	4.0%
CIS Group	(152)	(117)
Change period-to-period	—	(23.0)%
Production Group	(23)	(7)
Change period-to-period	—	(69.60)%
Eliminations and other	(80)	(52)

Total	$(3,936)	$(5,157)

Change period-to-period		31.0%
% of total operating revenues	2.4%	2.7%

        Our depreciation and amortization (exclusive of amortization of programming rights and sublicensing rights) relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights, sublicensing rights and own production costs, principally network affiliation agreements and cable network connections.

        Networks.    At the Network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense. When comparing the three- month periods under review, the increase in depreciation and amortization is due to the launch of the new digital broadcasting complex in July 2011.

        Television Station Groups.    We have entered into contracts with Mostelecom to secure the right of the CTC, Domashny and Peretz Moscow stations to be connected by cable to certain households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our Networks. We continue to evaluate, from a cost-benefit analysis, whether to enter into additional contracts with Mostelecom for other households. Based on our analysis of the terms of these agreements with Mostelecom, we will amortize these cable network connections through 2015.

        CIS Group.    Depreciation and amortization expenses of the CIS Group mainly consisted of depreciation of broadcasting, studio and office equipment and amortization of office software.

Foreign currency gains (losses)

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
Foreign currency (losses) gains	$1,133	$(1,404)

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. Given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars.

        In the three months ended March 31, 2011 and 2012, the Russian ruble appreciated approximately 7% and 9%, respectively, against the US dollar. In the three months ended March 31, 2011, our foreign currency gain primarily represented the impact of ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of ruble appreciation on our dollar-denominated assets. In the three months ended March 31, 2012, our foreign currency loss primarily related to losses from our forward contracts, partially offset by the impact of ruble appreciation on our dollar-denominated liabilities.

        In first quarter 2012, we entered into foreign currency forward contracts for approximately $91.1 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. In the first quarter of 2012, we recognized $2.1 million of loss resulting from changes in the fair value of these contracts. See also "Item 1. Financial Statements—Note 10, Commitments and Contingencies".

  Interest income

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
Interest income	$1,486	$2,129

        Interest income for the three- month periods under review primarily represents interest earned on our cash balances and short-term investments. See "Item 1. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; Bank overdraft".

  Income tax expense

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
Income tax expense	$(14,903)	$(17,271)

        Our effective income tax rate was 39% and 34% for the three months ended March 31, 2011 and 2012, respectively. The decrease in effective tax rate when comparing the three- month periods ended March 31, 2011 and 2012 was primarily due to the decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, and the recognition of certain foreign tax credits that will be deducted from our US income tax.

  Income attributable to noncontrolling interest

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
Income attributable to noncontrolling interest	$(902)	$(990)

        Income attributable to noncontrolling interest represents the share of our net income attributable to each of our consolidated owned-and-operated stations that is not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In the three months ended March 31, 2011 and 2012, income attributable to noncontrolling interest mostly related to income in the CIS Group and to our consolidated owned-and-operated stations in the CTC and Domashy Television Station Groups.

  Other comprehensive income attributable to controlling interest

	Three months ended March 31,
	2011	2012
	(in thousands, except percentages)
Other comprehensive income	$57,897	$69,207

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in the three months ended March 31, 2011 and 2012 primarily represents the income relating to these translations due to appreciation of the Russian ruble against the US dollar.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of December 31, 2011 Compared to March 31, 2012

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $21.8 million to $36.2 million from December 31, 2011 to March 31, 2012, due to higher sublicensing revenues in the first quarter of 2012 compared to the fourth quarter of 2011, and seasonally higher balances of receivables from advertising at March 31.

  Short-term investments

        As of December 31, 2011 and March 31, 2012, short-term investments represented cash deposits placed in Russian banks with maturity in the range from three to six months.

  Short-term and long-term programming rights

        The increase in programming rights of $22.4 million from December 31, 2011 to March 31, 2012 was primarily due to the appreciation of the Russian ruble against the US dollar, and due to the net effect of acquisition of programming and amortization.

Goodwill and Intangible assets

        Goodwill and Intangible assets increased from December 31, 2011 to March 31, 2012 by $16.1 million and $16.3 million, respectively, primarily due to the appreciation of the Russian ruble against the US dollar.

  Taxes payable

        Our taxes payable decreased from $31.9 million to $18.9 million from December 31, 2011 to March 31, 2012, primarily due to decrease in Income tax and VAT payable as the result of seasonally lower revenues in the first quarter of 2012 compared with the fourth quarter of 2011.

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

        As of March 31, 2012, we had $30.7 million in cash and cash equivalents, of which approximately 60% was held in US dollar-denominated accounts. In addition, as of March 31, 2012, we had $98.8 million in deposits with maturities ranging from three to six months, of which approximately 11% was held in US dollar-denominated accounts. In October 2011, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34.0 million. As of March 31, 2012, we had an overdraft position of $18.5 million that is presented as a current liability separately on our balance sheet.

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

        On April 27, 2012, our Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20.6 million in total. The record date is June 1, 2012 and the payment date is on or about June 20, 2012. Our Board currently intends to pay further dividends in each of the following quarters of 2012. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2012, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2011	2012
	(in thousands)
Net cash provided by operating activities:	$12,280	$8,850
Net cash provided by investing activities:	26,840	23,294
Net cash used in financing activities:	(21,400)	(15,783)

        Cash flows from operating activities decreased by $3.4 million as a result of net effect of increased advertising sales, higher cash spend on acquisition of programming and timing effect of increased accounts receivable. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $163.1 and $180.7 million, respectively, for the three- month periods ended March 31, 2011 and 2012. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $77.4 and $85.2 million, respectively, for the three- month periods ended March 31, 2011 and 2012. The increase in cash paid for programming rights in the first quarter of 2012 was primarily due to investments in Russian-produced and foreign programming that will be used in 2012 and thereafter. Amortization of programming rights, sublicensing rights and own production cost amounted to $71.1 and $78.5 million, respectively, for the three- month periods ended March 31, 2011 and 2012.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the three-month period ended March 31, 2011, our cash provided by investing activities primarily represented net cash received from deposits in the amount of $38.6 million. Also, in the first quarter of 2011, we paid $3.2 million in 2010 earnouts related to our acquisitions of Costafilm, and $4.5 million related to our acquisition of a regional station in Tomsk. In the three-month period ended March 31, 2012, our cash provided by investing activities primarily represented net cash received from deposits in the amount of $26.3 million. In addition, in the first quarter of 2012, we spent $3.0 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities.

        In 2012, we expect capital expenditures to be at the level in 2011 as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options, proceeds from overdraft and payments of dividends. In the three-month period ended March 31, 2011, cash used in financing activities included payment of dividends in the amount of $25.1 million to our stockholders and $0.2 million in dividends to minority shareholders of our owned-and-operated stations. Also, in the first quarter of 2011 we received $3.9 million in proceeds from the exercise of stock options. In the three-month period ended March 31, 2012, we paid dividends in the amount of $20.6 million to our stockholders and $0.5 million in dividends to minority shareholders of our owned-and-operated stations. Also, in the first quarter of 2012 we received $4.6 million in proceeds from the exercise of stock options by a former CEO.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Purchase commitments

        The table below summarizes information with respect to our obligations as of March 31, 2012 (in thousands of US dollars):

	Total	Through 2012	Through 2013	Through 2014	Through 2015	Through 2016
	(in thousands)
Acquisition of programming rights	$265,477	$162,641	$74,488	$28,348	$—	$—
Transmission and satellite fees	$105,582	$15,563	$20,994	$21,904	$22,988	$24,133
Leasehold obligations	$26,915	$4,023	$5,411	$5,598	$5,820	$6,063
Cable connections	$10,016	$3,553	$1,720	$1,581	$1,581	$1,581
Acquisition of format rights	$2,700	$2,700	$—	$—	$—	$—
Payments for intellectual rights	$3,825	$734	$776	$774	$772	$769
Network affiliation agreements	$2,531	$663	$596	$570	$524	$178
Other contractual obligations	$1,713	$708	$1,005	$—	$—	$—
Total(1)	$418,759	$190,585	$104,990	$58,775	$31,685	$32,724

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        We are a party to lease agreements for our headquarters facilities in Moscow. We recognized rental expenses related to these leases of approximately $0.9 and $1.6 million in the first quarter of 2011 and 2012, respectively, and expect to recognize approximately $44.6 million for 2012-2021 (at the US dollar/ruble exchange rate as of March 31, 2012). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2012, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $16.2 million and $9.4 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of April 30, 2012 was RUR 29.36 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In first quarter of 2012, we entered into foreign exchange forward contracts for approximately $91.1 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. See "Item 1. Financial Statements and Supplementary Data—Note 10, Commitments and Contingencies—Foreign exchange forward arrangements".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our acting Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 28, 2012 before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks relating to our business and industry

Changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, and which could adversely affect our business, financial condition and results of operations.

        Effective January 2011, an amendment to the Federal Law "On Advertising" came into force that prohibits television broadcasters from signing agency agreements with media sales houses that hold a television advertising market share greater than 35%. The Russian Federal Anti-monopoly Service has the authority to seek the termination of agreements that allegedly violate these provisions. Video International, the media sales house that historically sold all of our national advertising and substantially all of our regional advertising, in previous years controlled more than 35% of the Russian television advertising market. As a result of this amendment, the structure of the Russian television advertising market has changed.

        In response to these developments, in September 2010 we established our own sales house, Closed Joint Stock Company "EvereST-S", a wholly owned subsidiary of CTC Network. Our sales house now acts as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients.

        In order to benefit from our long-term cooperation with Video International and to successfully support our own advertising sales we have entered into an agreement with Video International to govern our current cooperation, for licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance and analytical support and consulting services. In addition, a number of our owned-and-operated regional stations have also signed definitive agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. We understand that Telcrest Investments Limited, one of our principal stockholders, has beneficial owners with indirect significant minority equity interests in Video International. Telcrest became one of our principal stockholders subsequent to the negotiations of our current principal agreement with Video International. We believe that the terms of our contract with Video International are generally consistent with other existing arrangements between Video International and third parties based the same scope of services. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

        In order to support our sales function, we have substantially increased the size of our internal sales force and have implemented a range of new functions and systems. Although the new sales house has been operational for more than one year and has proved to be effective to date, we may be unsuccessful in maintaining these functions, and may be unable to continue to generate the same advertising volumes and revenues or margins under the current model of advertising sales as we did in the past. If we encounter difficulties in maintaining our sales house function, our advertising sales and revenues could suffer, and as a consequence our business, financial condition and results of operations could be materially adversely affected.

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. Our ability to attract and retain viewers depends primarily on our success in offering programming that appeals to our target audiences. Russian viewer preferences have been changing in recent years, with increasing demand for programming produced in Russia. There is currently a relatively limited supply of Russian-produced programming and strong competition among Russian networks and channels for such programming and Russian production talent, as well as for popular foreign programming.

        In particular, from time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. For example, in 2011, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime. This decrease in audience share led to a lower than initially anticipated forecast for growth in advertising sales for 2011. In addition, in the third quarter of 2011 we re-launched our DTV network under the new brand, "Peretz". If this rebranding is unsuccessful, the audience share of this channel could be adversely affected.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Recent decreases in international oil prices have adversely affected and may continue to adversely affect the Russian economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability.

        In the second half of 2011, some large advertisers reduced their initially planned advertising expenditures for 2011. Though overall Russian television advertising spending increased in 2011 compared to 2010, and we expect that the advertising market in 2012 will be higher than in 2011, we anticipate that such growth will be moderate. If overall spending by these companies in the Russian television advertising market falls substantially in 2012 or future periods, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

Changes in the method of measuring television audiences have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        The system of audience measurement in Russia, currently run by TNS Russia, has evolved as the advertising market has matured and in response to changing Russian demographics.

        TNS Russia currently weights the panel of measured cities based on broadcasters' technical penetration in a group of 121 cities. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that group, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective in 2011. This re-weighting resulted in the impairment of some of our affected broadcasting licenses on a stand-alone basis, recognized in 2009. See "—A significant portion of our total assets are intangible assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income."

        In June 2011, TNS Russia announced the increase in the size of the panel from 72 to 74 cities, which will result in the re-weighting of other cities in the panel. These changes are effective from January 1, 2013. We do not expect this change to have a material adverse effect on our operations.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming and distribution to counteract the effects of such changes. We cannot assure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in further decreases in our audience shares and, as a result, a material decrease in our advertising revenues.

We may face additional expenditures and increased competition in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan.

        In late 2009, the Russian government announced plans to introduce digital broadcasting throughout Russia by 2015. Kazakh authorities also initiated digitalization plans. The specific terms of the transition are not yet fully known. We have begun the process of tendering for digital broadcasting licenses in Russia, but the timing of the results of this process is not known.

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

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectation for the total advertising market in the medium-term, and in turn, affected the fair values of certain of the our assets as of December 31, 2011. In 2011, we recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests". In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. The transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill.

Recent declines in the value of the Russian ruble against the US dollar have negatively impacted our reported revenues and operating results. If the ruble depreciates further against the US dollar, our revenues and our operating results, both as reported in US dollars, will be adversely affected.

        Although our reporting currency is the US dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, we face the exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars.

        In 2011, the Russian ruble depreciated against the US dollar by 5.3%. In the first quarter of 2012, the Russian ruble appreciated against the US dollar by 8.9%, but was on average 3% lower than the average value of the Russian ruble against the US dollar during the first quarter of 2011. If the Russian ruble depreciates against the US dollar, our revenues and operating results for 2012 or future periods, as reported in US dollars, will be adversely affected.

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

        The Ownership Law contains a "grandfather" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but does not have an approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, violates the Ownership Law or requires any approval. We do believe, however, that we will be required to obtain approval under the Ownership Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        In addition to the Ownership Law discussed above, the law "On Mass Media" (the "Mass Media Law") also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in the CTC Network and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny and the Peretz Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media itself does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program" for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

        The Mass Media Law could in the future be interpreted by Russian governmental authorities or a court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs. In addition, the Ownership Law described above could be implemented or interpreted to apply in some respects to foreign holdings existing at the time of adoption of the law. In either case, it is possible that Russian governmental authorities could suspend or revoke broadcasting licenses or permits held by our networks and our owned-and-operated stations, or fail to renew any such licenses. If any law were to be adopted or interpreted to restrict indirect foreign ownership and control of Russian television broadcasters, and did not contain a "grandfather" provision with respect to existing holdings, CTC Media could be obliged to restructure its group in order to comply with such requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew broadcasting licenses or permits held by our networks or our owned-and-operated stations, or could take other actions against us that could limit our ability to operate.

Restrictions on foreign involvement in the television business in Kazakhstan could be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest control of our Kazakh operating subsidiaries.

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of March 31, 2012 was $12.6 million.

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

        As a US public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds. Given the financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or are not capable of being audited to the standards required by US securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2011, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to the audience. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

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

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure compliance of its programming with the declared genres of the channel and to maintain a required balance in the volume-genre ratio of broadcasted materials, both of which are prescribed in the license. Until recently, the broadcasting licenses of our affiliate stations also contained various restrictions, including requirements with respect to the minimum amount of locally produced programming that must be broadcasted.

        The broadcasting license of Channel 31 in Kazakhstan also contains various restrictions and obligations. Recently, the Kazakh government enacted a law that requires broadcasters to broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

        We may not always be in full compliance with license requirements. Also, our affiliates have not always been in full compliance with all the requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if we violate applicable legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed.

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

        Some of these affiliates operate in small cities which are not included in the TNS Gallup panel. As a result, there is no regular TNS monitoring of the advertising they broadcast, and we cannot ensure that our affiliates are consistent in their compliance with the federal advertising provisions of our agreements. If an independent affiliate breaches its obligations under our network agreement, we may face complaints from our clients.

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

        Although we produce a portion of our original programming in-house, we continue to rely on third-party production houses to produce some of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We rely on third parties to provide us with re-transmission capabilities in certain locations, and our business would be adversely affected if such parties terminated or adversely changed the terms of those relationships.

        In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, for example, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and are then amplified for retransmission within the buildings. The original system, which was introduced in the 1960s, carried only six VHF channels. Mostelecom, the major local provider, upgraded a number of roof antenna systems from 1997 to 2004 to add capacity for a limited number of additional channels. We collaborated with Mostelecom in this project, paying an amount per additional household connected, in order to help ensure that our CTC Network has allocated access on Mostelecom's systems where capacity was increased.

        We have entered into contracts with Mostelecom to secure the rights of our CTC and Domashny Moscow stations to be connected by cable to additional households in Moscow. Peretz also has a number of agreements with Mostelecom for cable connections to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. We continue to evaluate, from a cost benefit analysis, whether to enter into additional contracts with Mostelecom regarding other households. A second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; there we currently have no binding contractual right of access to the system.

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

        The Russian television broadcasting business is highly competitive. Approximately 20 free-to air television channels account for approximately 98% of the television advertising market. The market also includes multiple non-free-to-air television channels. The free-to-air channels include five larger national channels, namely Channel One, Rossiya 1, NTV, CTC and TNT, and a number of smaller niche channels, including Domashny and Peretz. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

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

        In 2011 the Walt Disney Company acquired a 49% stake in the Russian 7TV channel, a part of UTH Russia holding. Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV effective December 31, 2011. The Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. The launch of the Disney Channel in Russia resulted in increased competition and may result in a decline in CTC's younger audience.

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

        On April 17, 2012, President Medvedev signed an Order establishing a new Russian public channel that will commence broadcasting on January 1, 2013. This channel will be freely available alongside Channel One, Rossiya, NTV and others when digital broadcasting commences. The structure of this channel's management and staff is also unknown, as are its broadcasting policy, strategy, programming and brand name. We are currently unable to forecast the impact that this channel will have, if any, on our audience shares and ratings, and we cannot guarantee that it will not result in a decline in our audience shares and ratings.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2012 we had contractual commitments for the acquisition of approximately $162.6 million in programming rights in 2012 and $102.8 million in 2013-2014. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three-quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company's initial charter and reorganization of a joint stock company into a non-commercial partnership require 100% approval of shareholders. In the case of a limited liability company, increases in charter capital, amendments to a limited liability company's charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. In 2009 and 2010 we lost several key personnel, including several important content production, legal and finance personnel. In addition, we believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. Although we have managed to find replacements for the personnel we lost, we cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

A broadcasting systems failure could prevent us from transmitting our network signal and lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues.

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

        We understand that the beneficial owners of our second largest shareholder Telcrest, including Bank Rossiya, have investments in Russian media businesses, including through indirect equity interests in Channel One, REN-TV and TRK 5 (Channel 5). We understand that Bank Rossiya also has indirect significant minority interests in Video International, with which we have software license and service agreements in respect of advertising sales. Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media.

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

The results of the recent presidential election in Russia have created a certain degree of administrative and commercial uncertainty, which may adversely affect our ability to implement our business plan in the near term.

        On March 4, 2012, now Acting Prime Minister Vladimir Putin was elected as the new Russian president. Taking into account Mr. Putin's previous terms as both President and Prime Minister of Russia, we do not anticipate any political, regulatory, administrative or commercial uncertainties resulting from Mr. Putin's recent election. However, we are still awaiting the formation of a new cabinet of ministers and we also expect there to be some changes in government structure once Mr. Putin takes office.

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

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" gives the status of alcoholic drinks to beer and all drinks containing beer, which in turn will prohibit advertising of such drinks on television. Starting July 22, 2012, we will not be able to broadcast advertisements for beer and drinks containing beer on our channels, which may result in a reduction in our revenues.

        On November 13, 2011, a new License Law came into force, which extends the legal term of broadcasting licenses from five to ten years. On November 10, 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force; this law regulates broadcasting by generally accessible television and radio channels in Russia. This law also provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. All of our Channels have applied for such universal license. Although we believe that universal license will give us advantages in broadcasting and will enhance our position to be included in the digital multiplex, and we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and cannot assure you that these interpretations will be favorable to us or will not affect our business negatively.

        In addition, a new law "On protection of children from harmful information" came into force on December 31, 2010, and is effective from September 1, 2012. This law prohibits making available to children any information that may be harmful to them, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. This law does not contain any detailed regulation as to how information is to be categorized into these five groups, what kind of experts are to label such information, or how this law will be implemented. This law is ambiguous and there is no practice of implementation of this law in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law. We do not believe that implementation of this law will affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is targeted at women and their families. We may revise our approaches to the programming of our Peretz Channel since it is more provocative with an "actuality" format. In order to mitigate the risks relating to this new law we are working in cooperation with television community trying to get more clear standards and more distinct vision of how this law will be implemented and interpreted by government authorities.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of April 30, 2012, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of April 30, 2012, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Financial Officer
Date: May 3, 2012
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer
Date: May 3, 2012

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.