Form 10-Q
period 2012-06-30
CTC Media, Inc.
filed 2012-08-07
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

         As of July 30, 2012, there were outstanding 158,160,719 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2011	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$12,331	$25,808
Short-term investments (Note 4)	117,233	98,355
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2011—$977; June 30, 2012—$1,301)	21,831	25,615
Taxes reclaimable	20,311	24,597
Prepayments	57,091	59,454
Programming rights, net (Note 6)	106,947	135,490
Deferred tax assets	20,086	24,472
Other current assets	1,351	2,567

TOTAL CURRENT ASSETS	357,181	396,358

PROPERTY AND EQUIPMENT, net	46,299	43,595
INTANGIBLE ASSETS, net:
Broadcasting licenses	159,369	160,069
Cable network connections	28,148	25,827
Trade names	5,213	5,127
Network affiliation agreements	2,120	1,040
Other intangible assets	3,197	2,870

Net intangible assets	198,047	194,933
GOODWILL (Note 7)	164,375	161,266
PROGRAMMING RIGHTS, net (Note 6)	92,134	76,003
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,041	4,798
PREPAYMENTS	3,012	2,545
DEFERRED TAX ASSETS	26,015	22,885
OTHER NON-CURRENT ASSETS	997	2,612

TOTAL ASSETS	$893,101	$904,995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Note 4)	16,941	—
Accounts payable	69,891	75,881
Accrued liabilities	21,393	25,711
Taxes payable	31,905	28,370
Deferred revenue	7,367	9,768
Deferred tax liabilities	12,613	12,697

TOTAL CURRENT LIABILITIES	160,110	152,427

DEFERRED TAX LIABILITIES	35,783	39,766
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2011—157,320,070; June 30, 2012—158,160,719)	1,573	1,582
Additional paid-in capital	481,969	489,476
Retained earnings	322,184	347,730
Accumulated other comprehensive loss	(111,754)	(128,575)
Non-controlling interest	3,236	2,589

TOTAL STOCKHOLDERS' EQUITY	697,208	712,802

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,101	$904,995

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
REVENUES:
Advertising	$199,945	$183,393	$363,050	$364,062
Sublicensing and own production revenue	3,597	3,049	5,459	12,290
Other revenue	942	1,142	1,515	2,352

Total operating revenues	204,484	187,584	370,024	378,704

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $3,286 and $4,098 for the three months and $6,480 and $8,209 for the six months ended June 30, 2011 and 2012, respectively; and exclusive of stock-based compensation of $2,407 and $(121) for the three months and $4,436 and $812 for the six months ended June 30, 2011 and 2012, respectively)	(10,757)	(11,332)	(21,467)	(23,191)
Selling, general and administrative (exclusive of depreciation and amortization of $923 and $885 for the three months and $1,665 and $1,931 for the six months ended June 30, 2011 and 2012, respectively; and exclusive of stock-based compensation of $6,210 and $831 for the three months and $10,400 and $2,809 for the six months ended June 30, 2011 and 2012, respectively)	(43,171)	(41,543)	(80,867)	(84,271)
Stock-based compensation expense	(8,617)	(710)	(14,836)	(3,621)
Amortization of programming rights	(75,474)	(79,391)	(146,211)	(155,150)
Amortization of sublicensing rights and own production cost	(511)	(503)	(825)	(3,238)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(4,209)	(4,983)	(8,145)	(10,140)

Total operating expenses	(142,739)	(138,462)	(272,351)	(279,611)

OPERATING INCOME	61,745	49,122	97,673	99,093
FOREIGN CURRENCY GAINS	614	1,955	1,747	551
INTEREST INCOME	1,253	1,859	2,739	3,988
INTEREST EXPENSE	(163)	(164)	(263)	(365)
OTHER NON-OPERATING INCOME, net	247	617	220	846
EQUITY IN INCOME OF INVESTEE COMPANIES	190	275	367	434

Income before income tax	63,886	53,664	102,483	104,547

INCOME TAX EXPENSE	(23,597)	(18,225)	(38,501)	(35,496)

CONSOLIDATED NET INCOME	$40,289	$35,439	$63,982	$69,051

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1,821)	$(1,393)	$(2,722)	$(2,383)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$38,468	$34,046	$61,260	$66,668

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.24	$0.22	$0.39	$0.42

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.24	$0.22	$0.39	$0.42

Weighted average common shares outstanding—basic	157,266,697	158,160,719	157,135,034	157,648,016

Weighted average common shares outstanding—diluted	158,164,349	158,160,719	158,087,005	157,880,218

Dividends declared per share	$0.22	$0.13	$0.38	$0.26

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net Income	$40,289	$35,439	$63,982	$69,051
Other Comprehensive (loss) income:
Foreign Currency Translation Adjustment	9,958	(86,347)	67,989	(16,787)

Other Comprehensive (loss) income	9,958	(86,347)	67,989	(16,787)

Comprehensive income (loss)	$50,247	$(50,908)	$131,971	$52,264

Less: Comprehensive income attributable to non-controlling interest	(1,968)	(1,074)	(3,004)	(2,417)

Comprehensive income (loss) attributable to CTC Media, Inc. stockholders	$48,279	$(51,982)	$128,967	$49,847

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$63,982	$69,051
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(800)	2,750
Depreciation and amortization	8,145	10,140
Amortization of programming rights	146,211	155,150
Amortization of sublicensing rights and own production cost	825	3,238
Stock based compensation expense	14,836	3,621
Equity in income of unconsolidated investees	(367)	(434)
Foreign currency gains	(1,747)	(551)
Changes in operating assets and liabilities:
Trade accounts receivable	14,284	(4,696)
Prepayments	(7,142)	(1,425)
Other assets	2,611	(4,166)
Accounts payable and accrued liabilities	(1,133)	4,064
Deferred revenue	(7,530)	2,313
Other liabilities	(16,585)	(4,161)
Dividends received from equity investees	271	485
Acquisition of programming and sublicensing rights	(177,304)	(173,450)

Net cash provided by operating activities	38,557	61,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(12,445)	(5,782)
Acquisitions of businesses, net of cash acquired	(20,935)	(2,683)
Increase in restricted cash	(3,377)	—
Receipts from deposits	27,130	17,560

Net cash provided (used) in investing activities	(9,627)	9,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,159	4,615
Settlement of overdraft	—	(17,530)
Dividends paid to stockholders	(59,714)	(41,122)
Dividends paid to noncontrolling interest	(3,464)	(3,064)

Net cash used in financing activities	(58,019)	(57,101)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,045	(446)
Net increase/(decrease) in cash and cash equivalents	(25,044)	13,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,565	12,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,521	$25,808

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television networks in Russia. Before October 2011, the Peretz channel operated under the DTV brand name. The DTV television network and DTV Television Station Group are hereinafter referred to as "Peretz television network" and "Peretz Television Station Group", respectively. The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The Company's Russian network operations, including its relationships with its independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and Peretz television networks (the "Networks"). The CTC, Domashny and Peretz Television Station Groups (the "Television Station Groups") manage the owned-and-operated affiliate stations and repeater transmitters for each respective Russian network. In addition, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, the Company has a Production segment (the "Production Group"), responsible for the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for Russian networks.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the US Securities and Exchange Commission (the "SEC") on February 28, 2012. The Company's accounting policies are more fully described in the Annual Report. The preparation of the unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of June 30, 2012, the Channel 31 Group had assets (excluding intercompany assets) totaling $24,267 and liabilities (excluding intercompany liabilities) totaling $10,661. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of June 30, 2012 the amount of intercompany payables of the Channel 31 Group totaled $5,333. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totaled $855 and $666 for the three- and six-month periods ended June 30, 2012, respectively. These amounts

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

include intercompany expenses of $156 and $305 for the three- and six- month periods ended June 30, 2012, respectively.

  Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2011, approximately 31% of the Company's total advertising revenues were generated in the fourth quarter.

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

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

        The Company's own sales house serves as the exclusive advertising sales agent for all of its networks in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which are made through Video International. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

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

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2011 and June 30, 2012, respectively.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As the result of impairment reviews performed in 2011, the Company recorded non-cash impairment losses totaling $23,558 related to several regional broadcasting licenses and $71,688 related to Peretz goodwill. The decline in fair values of these assets was due to revised estimates of future cash flows during the third and fourth quarters of 2011, primarily to reflect revised expectations of the total advertising market, following reduced advertising demand and increased uncertainty in the medium-term. In addition, of the total impairment losses, $11,136 related to impairment of the DTV trade name as a result of the re-branding of the channel.

        During the first half of 2012, internal and external estimates of the TV advertising markets in which the Company operates indicated there were no downward revisions to the Company's internal cash flow projections. There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. The transition to digital broadcasting could also adversely impact the Company's earnings and the value of the Company's broadcasting licenses and goodwill. See also Note 11.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock-based compensation expense

        The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the options, future employee turnover rates, future employee stock option exercise behavior and the fair value of the Company's common stock on the date of grant. The Company determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based non-vested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

  Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognizes them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income. For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income. See Note 11.

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

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S.

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

  New Accounting Pronouncements

        Effective January 1, 2012, the Company adopted Accounting Standards Update 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04") and Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The adoption of these amendments did not have a material impact on the Company's condensed consolidated balance sheet or results of operations.

        In December 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11") which require disclosure of both gross and net information about financial instruments and derivatives that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The adoption of this guidance, which is effective for annual reporting periods beginning on or after January 1, 2013, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

        In July 2012, the FASB issued Accounting Standards Update ASU 2012-02, the amendments to ASC 350, Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). The amendments apply to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. In accordance with the amendments an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company will apply these amendments for reporting periods beginning after December 31, 2012. The Company does not expect the adoption of the amendments to have a material impact on the Company's financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE

        Basic net income per share for the three and six months ended June 30, 2011 and 2012 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 4,385,592 and 3,859,419 for the three months ended June 30, 2011 and 2012, respectively, and 4,385,592 and 3,859,419 for the six months ended June 30, 2011 and 2012, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Net income attributable to CTC Media, Inc. stockholders	$38,468	34,046	$61,260	66,668

Weighted average common shares outstanding—basic
Common stock	157,266,697	158,160,719	157,135,034	157,648,016
Dilutive effect of:
Common stock options	897,652	—	951,971	232,202

Weighted average common shares outstanding—diluted	158,164,349	158,160,719	158,087,005	157,880,218
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.24	$0.22	$0.39	$0.42
Diluted	$0.24	$0.22	$0.39	$0.42

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2011 and 2012 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT (Continued)

short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2011	June 30, 2012
Cash and cash equivalents:
Russian ruble bank accounts	$6,434	$19,930
US dollar bank accounts	$4,479	$4,403
Other	$1,418	$1,475

Total cash and cash equivalents	$12,331	$25,808

	December 31, 2011		June 30, 2012
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	4.1% - 8.7%	$102,068	5.5% - 8.01%	$87,407
US dollar-denominated deposits	2.1% - 2.2%	15,165	2.4% - 2.6%	10,948

Total Short-term investments		$117,233		$98,355

        Bank overdraft—In October 2011, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34,000. As of December 31, 2011 the Company had an overdraft position of $16,941, which is presented as a current liability separately on the Company's balance sheets. As of June 30, 2012, the balance of overdraft was $nil. In July 2012, the Company signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at variable Mosprime rate +2.21% with a credit limit of approximately $30,000.

5. INVESTMENT TRANSACTIONS

Acquisitions

        In the second quarter of 2012, the Company acquired a 100% interest in a television station in Bratsk for total cash consideration of $266 and a 90% interest in a television station in Belgorod for total cash consideration of $2,417. The Company assigned a total of $3,279 to the broadcasting licenses acquired. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. The Company's financial statements reflect a preliminary allocation of the purchase prices based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2011 and June 30, 2012 comprised the following:

	December 31, 2011	June 30, 2012
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$122,454	$131,757
Accumulated amortization	(111,999)	(125,699)

Released, net book value	10,455	6,058

Completed and not released	1,528	1,804
In production	521	1,109

Total	12,504	8,971

Acquired rights:
Historical cost	554,310	598,981
Accumulated amortization	(367,733)	(396,459)

Net book value	186,577	202,522

Total programming rights	$199,081	$211,493

Current portion	106,947	135,490

Non-current portion	92,134	76,003

        The Company expects to amortize approximately $7,084 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending June 30, 2013. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2012.

7. GOODWILL

        Goodwill as of December 31, 2011 and June 30, 2012 comprised the following:

	Balance December 31, 2011	Foreign currency translation adjustment	Balance June 30, 2012
CTC Network	$48,850	$(924)	$47,926
Domashny Network	16,094	(304)	15,790
Peretz Network	57,683	(1,092)	56,591
CTC Television Station Group	1,977	(38)	1,939
Domashny Television Station Group	9,309	(177)	9,132
CIS Group	99	—	99
Production Group	30,363	(574)	29,789

Total	$164,375	$(3,109)	$161,266

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

8. STOCKHOLDERS' EQUITY

        As of December 31, 2011, and June 30, 2012 the Company's outstanding share capital was as follows:

Type	December 31, 2011	June 30, 2012
Common stock outstanding	157,320,070	158,160,719

Common Stock and Additional-paid-in capital

        The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings. In the six months ended June 30, 2012, the Company's former CEO exercised options to purchase 840,649 shares of common stock, for aggregate consideration of $4,615.

Dividends

        During the first six months of 2012 the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012
April 27, 2012	$0.13	$20,561	June 1, 2012	June 27-28, 2012

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2011 and 2012:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	63,982	61,260	2,722
Other comprehensive income	67,989	67,707	282

Comprehensive income	$131,971	$128,967	$3,004

Share capital	3	3	—
Additional paid-in capital	18,648	18,648	—
Acquisition of non-controlling interest	3,854	—	3,854

Dividends declared	(63,178)	(59,714)	(3,464)

Stockholders' equity, June 30, 2011	$885,939	$880,928	$5,011

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net Income	69,051	66,668	2,383
Other comprehensive (loss)/income	(16,787)	(16,821)	34

Comprehensive income	52,264	49,847	2,417

Share capital	9	9	—
Additional paid-in capital	7,507	7,507	—

Dividends declared	(44,186)	(41,122)	(3,064)

Stockholders' equity, June 30, 2012	$712,802	$710,213	$2,589

9. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012—Item 8. Financial Statements—Note 16, Stockholders' Equity" for a discussion of these programs.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. STOCK-BASED COMPENSATION (Continued)

        Also, in February 2012, the Compensation Committee of the Company's Board approved performance criteria for the 2012 Performance-based sub-tranche in respect of options to purchase an aggregate of 619,375 shares of common stock granted under 2009 Stock Incentive Plan.

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the six months ended June 30, 2012:

Options
Risk free interest rate	0.38 - 1.20%
Expected option life (years)	2.5 - 5.5
Expected dividend yield	5.40 - 6.28%
Volatility factor	51.44 - 84.69%
Weighted-average grant date fair value (per share)	$2.24

        As of June 30, 2012, the total compensation cost related to unvested granted awards not yet recognized of $10,169 is to be recognized over a weighted average period of 3.2 years.

10. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia (the "Treaty"). The Company's Russian- and Kazakh-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan in 2011 and in the first half of 2012 was 20%. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends by its Russian subsidiaries. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in case of ownership of less than 50%.

        The Company's effective income tax rate was 37% and 34% for the three months ended June 30, 2011 and 2012, respectively, and 38% and 34% for the six months ended June 30, 2011 and 2012, respectively. The decrease in effective tax rate when comparing the three- and six-month periods ended June 30, 2011 and 2012 was primarily due to decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, which is not deductible from income tax, and the recognition of certain foreign tax credits that will be deducted from US income tax.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. Considerable uncertainty remains concerning economic stability globally in the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

medium-term. The economic downturn experienced in the second half of 2011, in both the European and global economies, resulted in reduced growth in the advertising market. In the first half of 2012, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, advertisers and business confidence, which could negatively affect the Company's future financial position, results of operations and business prospects. Despite some indications of recovery there continues to be uncertainty regarding further economic growth in Russia, the depth and duration of the European area recession, and consequently the extent of the global economic slowdown, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

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

        The economic slowdown experienced in the second half of 2011, in both the European and global economies resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected the Company's expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of the Company's assets as of December 31, 2011. For the year ended December 31, 2011, the Company recorded non-cash impairment losses totaling $106,382 related to certain intangible assets and goodwill. For a discussion of the sensitivity of major assumptions on fair values of indefinite-lived assets, refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2011. The Peretz reporting unit and the Peretz umbrella license, as well as several regional broadcasting licenses, are the most sensitive to changes in television advertising growth assumptions. During the first half of 2012, internal and external estimates of the TV advertising markets in which the Company operates were for the most part unchanged and there were no downward revisions to the Company's internal cash flow projections.

        In addition, the Production Group reporting unit is highly sensitive to the volume of programming that the Company produces in-house. As of December 31, 2011, the Company concluded that, based on management's projections of internally-produced volumes, the fair value of the Production reporting

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

unit exceeds its carrying value by more than 15%. A significant decline in in-house production compared with planned volumes, or downward revisions of long-term projections, could result in decreases in the fair value of the Production Group reporting unit, and the Company may then be required to record an impairment of goodwill of this segment. As of June 30, 2012, there were no downward revisions to the Company's in-house production projections.

        There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges.

        In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia, with several packages of digital signals, or "multiplexes", to be launched over time. The specific terms of the transition have not yet been fully determined. The Company's channels are not included in first multiplex; In August 2012, the Russian press reported that the Russian Prime Minister had ordered the Ministry of Communications to hold a tender for the second multiplex by the end of 2012. In addition, media reports have indicated that, according to the Ministry of Communications, each channel participating in the second multiplex is expected to pay up to $30 million annually to fund the construction of the infrastructure and signal transmission. These costs will be specified after the exact terms of the tender are established. The Company has begun preparation for the tender process. However, the Company will assess, based on its economic modeling, the value of the participation of each of its CTC, Domashny and Peretz channels in the tender for the second multiplex after the specific terms, including the costs of investments and legal framework, have been specified. To date, no information on these terms is available.

        Depending on the terms of the digital transition and the related regulatory framework, the Company may revise its estimates of the useful lives of its existing broadcasting licenses from indefinite to definite lives. As of June 30, 2012, the carrying value of its broadcasting licenses, which are recorded as indefinite-lived intangible assets, totaled $160 million. If there are indicators that the life of these assets are no longer indefinite, the Company must first test these assets for impairment, and then prospectively amortize these assets over their estimated remaining useful lives. These impairment losses and subsequent amortization, if required, could significantly impact the Company's earnings.

        The estimate of economic useful lives is highly dependent on the particular milestones of the transition to digital broadcasting and the related regulatory framework and on the historical experiences of such transitions in other countries. In order to evaluate the sensitivity of the impact of the revision of useful lives to the Company's earnings, the Company assumed hypothetical terms ranging from 2015 to 2020. Based on information currently available, the revision of useful lives of broadcasting licenses from indefinite to definite until 2015 would result in impairment charges of broadcasting licenses of approximately $96 million and a subsequent annual amortization charge of approximately $17 million through 2015; the revision of useful lives of broadcasting licenses from indefinite to definite until 2020 would result in impairment charges of broadcasting licenses of approximately $39.5 million and a subsequent annual amortization charge of approximately $13.4 million through 2020. This sensitivity analysis assumes a hypothetical revision of economic lives, and it does not consider the effect of changes on other key assumptions; in addition, the sensitivity analysis does not consider any changes in business modeling that could occur to mitigate the impact of any adverse changes in operations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition, the transition to digital broadcasting could also impact the Company's historical economic models and its assessment of the carrying value of its goodwill. As of June 30, 2012, the carrying value of goodwill related to the CTC, Domashny and Peretz reporting units was $47.9 million, $15.8 million and $56.6 million, respectively. Depending on the terms of transition to digital broadcasting and the Company's decisions regarding participation in the tender for the second multiplex, the Company could revise its projected cash flows, which could adversely impact the fair value of its reporting units.

        The Company believes that the introduction of digitalization will not adversely affect its existing analog broadcasting in the medium term as its channels will continue to broadcast in the analog format under existing analog licenses until the full transition to digital format is completed. However, there is currently great uncertainty regarding the timeframe for implementation of digital broadcasting with respect to each of the multiplexes and regions to be covered. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, we are unable to determine if impairment and amortization charges may be required in the foreseeable future.

        The Company considers all current information in determining the need for impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of its long-lived assets and require the Company to record additional impairment charges that could have a material adverse impact on its net income.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces the exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. In the three months ended June 30, 2012, the Russian ruble depreciated by 11% against the US dollar, and was on average 10% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2011. In the six months ended June 30, 2012, the Russian ruble depreciated by 2% against the US dollar, and was on average 7% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2011. If the exchange rate between the ruble and the US dollar were to depreciate further, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

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

11. COMMITMENTS AND CONTINGENCIES (Continued)

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

        The fair values of the Company's derivative assets of $1,743 and derivative liabilities of $677 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discount rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The following table summarizes the fair value of the Company's assets and liabilities related to derivative financial instruments and the respective line items in which they were recorded in the Company's condensed consolidated balance sheets as of the dates presented:

	Balance sheet location	December 31, 2011	June 30, 2012
Assets:
Derivatives designated as hedging instruments:
Foreign exchange forward contract	Other current assets	$—	$1,287

Total		$—	$1,287

Derivatives non designated as hedging instruments:
Foreign exchange forward contract	Other current assets	$—	$456

Total		$—	$456

Liabilities:
Derivatives designated as hedging instruments:
Foreign exchange forward contract	Accrued liabilities	$—	$677

Total		$—	$677

  Fair Value Hedges

        From January 2012, the Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For these derivative instruments that were designated and qualify as fair value hedges, the Company recognized the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, immediately in the foreign currency gain (loss) on the condensed consolidated statement of income. The notional amount of these foreign exchange forward contracts was $22,829 as of June 30, 2012. The following tabular disclosure summarizes the effect of the Company's derivative

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

financial instruments designated as fair value hedges on the condensed consolidated statement of income for the periods presented:

		Three months ended June 30,		Six months ended June 30,
	Location of gain (loss) recognized in the statement of income (loss)
Fair Value Hedging Instrument		2011	2012	2011	2012
Foreign exchange forward contract	Foreign currency gain (loss)	$—	$1,104	$—	$(505)
Hedged items	Foreign currency gain (loss)	$—	$(1,271)	$—	$180

Total		$—	$(167)	$—	$(325)

  Economic (Non-designated) Hedges

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments, are referred to as an "economic hedge" or "non-designated hedges". Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item in the condensed consolidated statement of income that is consistent with the nature of the hedged risk. During the first half of 2012, the Company entered into short-term non-designated hedges to mitigate its exposure related to US-dollar denominated payments of dividends. The notional amount of these foreign exchange forward contracts was $4,000 as of June 30, 2012. The following tabular disclosure summarizes the effect of the Company's outstanding economic hedges as of the dates presented:

		Three months ended June 30,		Six months ended June 30,
	Location of gain recognized in the statement of income
Fair Value Hedging Instrument		2011	2012	2011	2012
Foreign exchange forward contract	Foreign currency gain	$—	$1,089	$—	$595

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of June 30, 2012:

	Total	Through 2012	2013	2014	2015	2016
	(in thousands)
Acquisition of programming rights	$266,508	$139,152	$92,004	$31,068	$4,284	$—
Transmission and satellite fees	$98,169	$10,040	$20,577	$21,367	$22,523	$23,662
Leasehold obligations	$32,625	$3,201	$6,779	$7,162	$7,551	$7,932
Cable connections	$5,425	$757	$1,167	$1,167	$1,167	$1,167
Acquisition of format rights	$3,158	$3,158	$—	$—	$—	$—
Payments for intellectual rights	$3,331	$328	$694	$732	$770	$807
Network affiliation agreements	$6,727	$1,452	$1,988	$1,847	$1,273	$167
Other contractual obligations	$1,401	$855	$469	$24	$26	$27

Total	$417,344	$158,943	$123,678	$63,367	$37,594	$33,762

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2011 and June 30, 2012. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities may take a more assertive position in their assessment of the legislation and it is possible that transactions and activities that have not been challenged in the past may be challenged retroactively.

        As of December 31, 2011 and June 30, 2012, the Company included accruals for contingencies related to non-income taxes totaling $2,722 and $2,911, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $1,700 and $1,688, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes that are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of June 30, 2012, management estimates such contingencies related to non-income taxes to be up to approximately $1,277.

        It is the opinion of management that the ultimate resolution of the Company's tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company.

Broadcast Licenses

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years, and starting November 2011, every ten years. Also, in November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format. Currently, it is uncertain how this law will be interpreted by the applicable authorities.

        A broadcaster must conform its programming to the programming concept outlined in the broadcasting license. In particular, the broadcaster is obliged to ensure the compliance of its programming with the declared genres of the channel and to sustain the volume-genre ratio of broadcasted materials prescribed in the license.

        The broadcasting license of Channel 31 in Kazakhstan contains various restrictions and obligations. Kazakh law currently requires that broadcasters broadcast at least 50% of their programming in the Kazakh language during every six-hour slot.

        The Company may not always be in full compliance with these requirements. Also, the Company's independent affiliates have not always been in full compliance with all the requirements of their

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. COMMITMENTS AND CONTINGENCIES (Continued)

licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license, after a warning notice from the regulator, may be suspended or terminated (which decision may be appealed in court). If an independent affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed. Management believes that the probability of initiation of action against any material owned-and operated station or independent affiliate is remote.

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

        In late 2011, a lawsuit was filed in Russia against the Company (Peretz Channel) and other unrelated parties concerning alleged patent infringement in connection with a process used in a TV program aired in 2009 and 2010. In March 2012, the plaintiffs filed an amended claim substantially increasing the amount of damages sought and alleging joint liability on the part of the Company and the other defendants. In July 2012, the plaintiffs further amended the claim to decrease the amount of damages and remove their claim for joint liability. As of the date of this report, the plaintiffs have not provided support for these claimed damages. The court has scheduled a hearing on the merits of the plaintiffs' claim for August 29, 2012.

        The Company believes it has meritorious defenses against the claim. The Company has reassessed the probability of an unfavorable outcome in the case and the minimum amount of damages that it has determined to be probable as of the balance sheet date; such amount is not material. Management is unable to estimate any additional losses that may reasonably be incurred with respect to this matter at this time.

        The Company intends to continue to vigorously defend this claim. Although the course and outcome of litigation cannot be predicted with certainty, the Company expects that this matter will be resolved within one year.

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

	Three months ended June 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$127,829	$125	$48,081	$812,214	$(693)	$(53,302)	$(506)
Domashny Network	24,320	2	4,146	68,492	(251)	(12,375)	—
Peretz Network	15,905	—	780	195,568	(773)	(9,561)	—
CTC Television Station Group	25,360	471	17,970	102,604	(538)	(90)	—
Domashny Television Station Group	4,063	941	1,680	57,976	(455)	(2)	—
Peretz Television Station Group	1,827	249	(1,324)	135,418	(1,268)	(1)	—
CIS Group	4,813	—	1,340	26,538	(120)	(1,855)	—
Production Group	44	10,595	248	50,165	(12)	(46)	(9,715)
Business segment results	$204,161	$12,383	$72,921	$1,448,975	$(4,110)	$(77,232)	$(10,221)

Eliminations and other	323	(12,383)	(11,176)	(385,632)	(99)	1,758	9,710
Consolidated results	$204,484	$—	$61,745	$1,063,343	$(4,209)	$(75,474)	$(511)

	Three months ended June 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortizations of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$111,597	$117	$27,697	$824,392	$(1,325)	$(57,884)	$(335)
Domashny Network	20,989	3	1,598	79,149	(336)	(12,309)	(32)
Peretz Network	17,820	—	5,122	85,706	(745)	(6,398)	—
CTC Television Station Group	23,229	615	15,807	71,861	(519)	(88)	—
Domashny Television Station Group	4,450	1,031	1,754	53,723	(713)	(1)	—
Peretz Television Station Group	2,336	621	(470)	100,410	(1,180)	(1)	—
CIS Group	6,006	—	1,565	24,988	(106)	(2,601)	—
Production Group	161	830	(1,051)	47,555	(9)	(23)	(831)
Business segment results	$186,588	$3,217	$52,022	$1,287,784	$(4,933)	$(79,305)	$(1,198)

Eliminations and other	996	(3,217)	(2,900)	(382,789)	(50)	(86)	695
Consolidated results	$187,584	$—	$49,122	$904,995	$(4,983)	$(79,391)	$(503)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$236,121	$256	$81,116	$812,214	$(1,264)	$(105,912)	$(932)
Domashny Network	44,068	5	7,304	68,492	(475)	(22,289)	—
Peretz Network	28,576	—	345	195,568	(1,517)	(17,674)	—
CTC Television Station Group	43,219	939	28,686	102,604	(1,089)	(176)	—
Domashny Television Station Group	6,692	1,651	2,119	57,976	(882)	(2)	—
Peretz Television Station Group	2,881	632	(3,074)	135,418	(2,432)	(2)	—
CIS Group	7,892	—	981	26,538	(272)	(3,705)	—
Production Group	66	12,807	(306)	50,165	(36)	(46)	(11,463)
Business segment results	$369,515	$16,290	$117,171	$1,448,975	$(7,967)	$(149,806)	$(12,395)

Eliminations and other	509	(16,290)	(19,498)	(385,632)	(178)	3,595	11,570
Consolidated results	$370,024	$—	$97,673	$1,063,343	$(8,145)	$(146,211)	$(825)

	Six months ended June 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production
CTC Network	$236,230	$192	$68,496	$824,392	$(2,754)	$(111,422)	$(3,070)
Domashny Network	43,865	12	3,660	79,149	(695)	(25,061)	(32)
Peretz Network	33,500	—	7,057	85,706	(1,521)	(13,897)	—
CTC Television Station Group	41,022	1,015	26,456	71,861	(1,014)	(172)	—
Domashny Television Station Group	7,935	2,044	3,041	53,723	(1,424)	(2)	—
Peretz Television Station Group	3,805	1,173	(1,673)	100,410	(2,391)	(1)	—
CIS Group	10,314	—	1,311	24,988	(223)	(5,596)	—
Production Group	194	7,016	(1,629)	47,555	(16)	(23)	(6,694)
Business segment results	$376,865	$11,452	$106,719	$1,287,784	$(10,038)	$(156,174)	$(9,796)

Eliminations and other	1,839	(11,452)	(7,626)	(382,789)	(102)	1,024	6,558
Consolidated results	$378,704	$—	$99,093	$904,995	$(10,140)	$(155,150)	$(3,238)

13. SUBSEQUENT EVENTS

        On July 31, 2012, the Company's Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20,561 in total, which will be paid on or about September 28, 2012 to shareholders of record as of September 1, 2012. The Company's Board currently intends to pay further dividends in the final quarter of 2012. Although it is the Board's current intention to declare and pay further dividends in 2012, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2011 and 2012. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 94.7% with its signal covering approximately 100 million people in Russia. Starting January 2013, CTC will focus on 10 to 45 year-old viewers.

  •
  Domashny Network.  Since January 2012, Domashny channel has focused on 25-59 year-old female viewers. Domashny's technical penetration is 84.9% with its signal covering approximately 63 million people in Russia.

  •
  Peretz Network.  Since January 2012, Peretz channel has focused primarily on 25-59 year-old viewers. Peretz's technical penetration is 80.1% with its signal covering approximately 61 million people in Russia. Starting January 2013, Peretz will focus on 25 to 49 year-old viewers.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and Peretz Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and Peretz Television Station Group manage 55, 44 and 50 owned-and-operated stations and repeater transmitters, respectively. Our owned-and-operated stations and unmanned repeaters provide 61.3% technical penetration for the CTC Network (or 64.7% of its total penetration of 94.7%); 43.7% technical penetration for the Domashny Network (or 51.5% of its total penetration of 84.9%); and 49.83% technical penetration for the Peretz Network (or 62.2% of its total penetration of 80.1%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  CIS Group.  We operate the Channel 31 network, a Kazakh television broadcaster. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by 97 television stations and local cable operators, including 11 owned-and-operated stations and repeater transmitters. We also operate a broadcaster in Moldova.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas on the world market and decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved in 2010, the economic downturn experienced in the second half of 2011 both in Europe and globally, has resulted in reduced advertiser demand. Although, the Russian economy demonstrated modest recovery in the first half of 2012, considerable uncertainty remains concerning economic stability globally in the medium-term. Though we anticipate that the advertising market in 2012 as a whole will be larger than in 2011, we expect that such growth will be moderate. We are cautious about the potential negative impact that current economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In the three months ended June 30, 2012, the Russian ruble depreciated by 11% against the US dollar, and was on average 10% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2011. In the six months ended June 30, 2012, the Russian ruble depreciated by 2% against the US dollar, and was on average 7% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2011.

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

Television Advertising Sales

        We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through our own advertising sales house, EvereST-S, which serves as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients, and as non-exclusive advertising sales agent for other Television Station Group clients. Advertising sales to local clients of our regional stations are made, primarily, through Video International, an external sales house. EvereST-S has direct sales arrangements with advertisers or their agencies. Our cooperation model with Video International provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance and analytical support and consulting services. See "—Our Agreements with Video International" below and "Item 1A. Risk Factors—Changes to the Russian law "On Advertising" have fundamentally changed the way in which we sell advertising, and which could adversely affect our business, financial condition and results of operations."

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic. Since January 2012, Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz Channels will be narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These more narrow demographic groups are highly commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently a strong competition among Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

  Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012. Since that date, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of our assets as of December 31, 2011. For the year ended December 31, 2011, we recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. For a discussion of the sensitivity of major assumptions regarding fair values of indefinite-lived assets, refer to our Annual Report on Form 10-K for the year ended December 31, 2011. The Peretz reporting unit and Peretz umbrella license, as well as several regional broadcasting licenses, are the most sensitive to changes in television advertising growth assumptions. During the first half of 2012, internal and external estimates of the TV advertising markets in which we operate were for the most part unchanged and there were no downward revisions to our internal cash flow projections.

        The fair value of our Production Group reporting unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our networks for broadcast. In making our periodic assessment of the fair value of this unit, we make judgments based on the volume and marketability of historical production, our near- and medium-term production plans and existing purchase commitments received, as well as the impact of competitive programming that is available to our networks. As of December 31, 2011, based on management's projections, we concluded that the fair value of our Production Group reporting unit exceeded its carrying value by more than 15%.

        If our Production Group is not successful in developing and producing appropriate levels of quality programming for our networks, we may be required to lower our estimates of future production by this unit. A significant decline in in-house production compared with planned volumes, or downward revisions of our long-term projections, could result in decreases in the fair value of the Production Group reporting unit, which may then require us to record an impairment of the goodwill associated with this segment. As of June 30, 2012, there were no downward revisions to our projected in-house production.

        There were no indicators of additional impairment for our goodwill or long-lived assets, and we were not required to record any additional impairment charges. We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. In addition, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. The transition to digital broadcasting also could adversely impact our earnings and the value of our broadcasting licenses and goodwill. See Part II. Item 1A. Risk Factors—"We are likely to face additional expenditures, and may face increased competition, in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur impairment charges and amortization expense in connection with this transition". See also "—Total operating expenses".

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
REVENUES:
Advertising	97.8%	97.8%	98.1%	96.1%
Sublicensing	1.8	1.6	1.5	3.2
Other revenue	0.4	0.6	0.4	0.7

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(5.3)	(6.0)	(5.8)	(6.1)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(21.1)	(22.1)	(21.9)	(22.3)
Stock based compensation	(4.2)	(0.4)	(4.0)	(0.8)
Amortization of programming rights	(36.9)	(42.3)	(39.5)	(41.0)
Amortization of sublicensing rights and own production cost	(0.2)	(0.3)	(0.2)	(0.9)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(2.1)	(2.7)	(2.2)	(2.7)

Total operating expenses	(69.8)	(73.8)	(73.6)	(73.8)

Operating income	30.2	26.2	26.4	26.2
Foreign currency gains	0.3	1.0	0.5	0.1
Interest income	0.6	1.0	0.7	1.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other non-operating income, net	0.1	0.4	0.1	0.2
Equity in income of investee companies	0.1	0.1	0.1	0.1

Income before income tax	31.2	28.6	27.7	27.6

Income tax expense	(11.5)	(9.7)	(10.4)	(9.4)

Consolidated net income	19.7	18.9	17.3	18.2

Income attributable to noncontrolling interest	(0.9)	(0.8)	(0.7)	(0.6)

Net income attributable to CTC Media, Inc. stockholders	18.8%	18.1%	16.6%	17.6%

Comparison of Unaudited Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2011 and 2012

  Total operating revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$127,954	$111,714	$236,377	$236,422
Change period-to-period		(12.7)%		0.0%
Domashny Network	$24,322	$20,992	$44,073	$43,877
Change period-to-period		(13.7)%		(0.4)%
Peretz Network	$15,905	$17,820	$28,576	$33,500
Change period-to-period		12.0%		17.2%
CTC Television Station Group	$25,831	$23,844	$44,158	$42,037
Change period-to-period		(7.7)%		(4.8)%
Domashny Television Station Group	$5,004	$5,481	$8,343	$9,979
Change period-to-period		9.5%		19.6%
Peretz Television Group	$2,076	$2,957	$3,513	$4,978
Change period-to-period		42.4%		41.7%
CIS Group	$4,813	$6,006	$7,892	$10,314
Change period-to-period		24.8%		30.7%
Production Group	$10,639	$991	$12,873	$7,210
Change period-to-period		(90.7)%		(44.0)%
Eliminations and other	($12,060)	($2,221)	($15,781)	($9,613)

Total	$204,484	$187,584	$370,024	$378,704

Change period-to-period		(8.3)%		2.3%

        Our total operating revenues decreased by 8.3% when comparing the three-month periods under review, primarily due to the depreciation of the Russian ruble against the US dollar. When comparing the six-month periods under review, our total operating revenues increased by 2.3%, due to increased sublicensing and own production revenues. In ruble terms, our total operating revenues were approximately flat when comparing the three-months periods under review and increased by approximately 9% when comparing the six-month periods under review, reflecting the net result of an increase in advertising prices, increased audience shares for the Domashny and Peretz channels and decreased audience share for CTC channel.

        The increase in advertising prices resulted from the increase in the advertising market when comparing the first half of 2011 and 2012. Though we anticipate that the advertising market in 2012 as a whole will be higher than in 2011, we anticipate that such growth will be moderate. We are cautious about the potential negative impact that economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

  Advertising revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$124,171	$108,755	$230,634	$224,642
Change period-to-period		(12.4)%		(2.6)%
Domashny Network	$24,258	$20,917	$43,987	$43,357
Change period-to-period		(13.8)%		(1.4)%
Peretz Network	$15,904	$17,756	$28,556	$33,318
Change period-to-period		11.6%		16.7%
CTC Television Station Group	$25,227	$23,150	$42,984	$40,867
Change period-to-period		(8.2)%		(4.9)%
Domashny Television Station Group	$3,984	$4,377	$6,560	$7,788
Change period-to-period		9.9%		18.7%
Peretz Television Group	$1,767	$2,316	$2,819	$3,750
Change period-to-period		31.1%		33.0%
CIS Group	$4,637	$5,910	$7,510	$10,019
Change period-to-period		27.5%		33.4%
Production Group	$29	$26	$42	$26
Change period-to-period		(10.3)%		(38.1)%
Eliminations and other	($32)	$186	($42)	$295

Total	$199,945	$183,393	$363,050	$364,062

Change period-to-period		(8.3)%		0.3%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenues are recorded net of VAT. In addition, advertising sales to local clients of our regional stations and sales of CIS under our agency agreements with Video International are recognized net of agency commissions. See "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Revenue recognition".

        The table below provides certain key statistics about CTC, Domashny and Peretz television channels:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended June 30,				Six months ended June 30,
	2011	2012	2011	2012	2011	2012	2011	2012
CTC	11.1	8.9	8.0	6.5	11.1	10.0	7.9	7.2
Domashny	3.1	3.8	2.3	2.7	3.0	3.8	2.2	2.7
Peretz	2.1	2.6	1.7	2.1	2.0	2.6	1.7	2.1

        CTC Network.    CTC Network's advertising revenues decreased by 12.4% and 2.6%, respectively, when comparing the three- and six-month periods under review, mainly due to the decrease in audience share and depreciation of the Russian ruble against the US dollar in the second quarter, partially offset by increased ratings, which resulted in part from an increase in television viewership, and by the increase in advertising prices. The decrease in audience share was primarily the result of the decreased amount of first run content in the second quarter of 2012 as compared to 2011. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Domashny Network's advertising revenues decreased by 13.8% and 1.4%, respectively, when comparing the three- and six-month periods under review, principally due to depreciation of the Russian ruble against the US dollar and decreased sellout, partially offset by the increase in audience share. The increase in audience share was due to strong performance of our programming during the three- and six-month periods under review, primarily driven by the success of the Turkish drama series.

        Peretz Network.    Peretz Network's advertising revenues increased by 11.6% and 16.7%, respectively, when comparing the three- and six-month periods under review, principally due to increased audience share and, to a lesser extent, the increase in advertising prices, partly offset by the depreciation of the Russian ruble against the US dollar. The increase in our audience share over the periods under review was the result of better performance of our programming in the first half of 2012 compared with the same period of 2011, which primarily included locally produced shows.

        A new law "On protection of children from harmful information" came into force on December 31, 2010, and is effective from September 1, 2012. See "Item 1A. Risk Factors—"The Russian legal system can create an uncertain environment for investment and business activity, which could have a material adverse effect on our business and the value of our common stock". We do not believe that implementation of this law will adversely affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is geared towards women. We may revise our approaches to the programming of our Peretz Channel since it is more provocative with a "reality" format. Although we believe that the overall Peretz channel's positioning will remain the same and that we will be in compliance with this new law, the revisions of our programming could adversely impact the audience share of our Peretz Channel.

        Television Station Groups.    Advertising revenues of the CTC Television Station Group decreased by 8.2% and 4.9%, respectively, when comparing the three- and six-month periods under review, primarily due to the joint effect of the depreciation of the Russian ruble against the US dollar and the decreased audience share of CTC, partially offset by increased advertising rates. Advertising revenues of the Domashny and Peretz Television Station Groups increased by 9.9% and 31.1%, respectively, when comparing the three-month periods under review and by 18.7% and 33.0%, respectively, when comparing the six-month periods under review. At Domashny and Peretz Television Station Groups, the increased advertising revenues were primarily due to increased advertising rates, and increased audience shares of the channels, resulting in increased inventory to sell, as well as revenues of newly acquired stations, partly offset by the depreciation of the Russian ruble against the US dollar.

        We expect that the growth in advertising prices in 2012 as a whole will be moderate.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the Channel 31 Group increased by 27.5% and 33.4%, respectively, when comparing the three- and six-month periods under review, primarily due to increased sellout. The target audience share of Channel 31 was 15.8% and 15.6% during the three months ended June 30, 2011 and 2012, respectively, and 15.3% and 15.1% during the six months ended June 30, 2011 and 2012, respectively.

  Sublicensing, own production and other revenues

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$3,780	$2,959	$5,740	$11,780
Change period-to-period	—	(21.7)%	—	105.2%
Production Group	$10,610	$965	$12,832	$7,184
Change period-to-period	—	(90.9)%	—	(44.0)%
Eliminations and other	($9,851)	$267	($11,598)	($4,322)

Total	$4,539	$4,191	$6,974	$14,642

Change period-to-period		(7.7)%		110.0%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 21.7% when comparing the three-month periods under review, as a result of the timing of sales to broadcasters in Ukraine. When comparing the six-month periods under review, these revenues increased by 105.2%, due to higher sublicensing sales to broadcasters in Ukraine in the first quarter of 2012. The increase in sublicensing revenues in the first half of 2012 is not indicative of the revenues that may be expected for the whole of 2012.

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

  Total operating expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	($79,873)	($84,017)	($155,261)	($167,926)
Change period-to-period		5.2%		8.2%
Domashny Network	($20,176)	($19,394)	($36,769)	($40,217)
Change period-to-period		(3.9)%		9.4%
Peretz Network	($15,125)	($12,698)	($28,231)	($26,443)
Change period-to-period		(16.0)%		(6.3)%
CTC Television Station Group	($7,861)	($8,037)	($15,472)	($15,581)
Change period-to-period		2.2%		0.7%
Domashny Television Station Group	($3,324)	($3,727)	($6,224)	($6,938)
Change period-to-period		12.2%		11.5%
Peretz Television Group	($3,400)	($3,427)	($6,587)	($6,651)
Change period-to-period		0.8%		1.0%
CIS Group	($3,473)	($4,441)	($6,911)	($9,003)
Change period-to-period		27.9%		30.3%
Production Group	($10,391)	($2,042)	($13,179)	($8,839)
Change period-to-period		(80.3)%		(32.9)%
Eliminations and other	$884	($679)	($3,717)	$1,987

Total	($142,739)	($138,462)	($272,351)	($279,611)

Change period-to-period		(3.0)%		2.7%
% of total operating revenues	69.8%	73.8%	73.6%	73.8%

        Our total operating expenses as a percentage of operating revenues increased from 69.8% to 73.8% when comparing the three months ended June 30, 2011 and 2012, and from 73.6% to 73.8%, when comparing the six months ended June 30, 2011 and 2012, mainly due to increases, as a percentage of operating revenues, in amortization of programming rights, partially offset by decreases, as a percentage of operating revenues, in stock-based compensation expense.

        For the full year, we expect our selling, general and administrative expenses to grow faster than our revenues, primarily due to investments in regional expansion, our sales house unit and marketing.

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. In Russia, the government's plan calls for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government has announced the channels that will be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV and Karousel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government. The channels that are to be included in the second and remaining multiplexes have not been determined. In August 2012, the Russian press reported that the Russian Prime Minister had ordered the Ministry of Communications to hold a tender for the second multiplex by the end of 2012. In addition, media reports have indicated that, according to the Ministry of Communications, each channel participating in the second multiplex is expected to pay up to $30 million annually, to fund the construction of the infrastructure and signal transmission. These costs will be definitively determined when the exact terms of the tender are established. We have begun preparation for the tender process. However, we will assess, based on our economic modeling, the value of the participation of each of our CTC, Domashny and Peretz channels in the tender for the second multiplex after the specific terms, including the costs of investments and legal framework, have been specified.

        As of June 30, 2012, the carrying value of our broadcasting licenses, which we record as indefinite-lived intangible assets, totaled $160 million including $12.5 million related to broadcasting licenses in Kazakhstan. Depending on the terms of the digital transition and the related regulatory framework, we may revise our estimates of the useful lives of our existing broadcasting licenses from indefinite to definite lives. Under the applicable US GAAP framework, if there are indicators that the lives of our intangible assets are no longer indefinite, we must first test these assets for impairment, and then prospectively amortize these assets over their estimated remaining useful lives. These impairment losses and subsequent amortization, if required, could significantly impact our earnings.

        The estimate of economic useful lives is highly dependent on the particular milestones of the transition to digital broadcasting and the related regulatory framework and on the historical experiences of such transitions in other countries. In order to evaluate the sensitivity of the impact of the revision of useful lives to our earnings, we assumed hypothetical terms ranging from 2015 to 2020. Based on information currently available, the revision of useful lives of broadcasting licenses from indefinite to definite until 2015 would result in impairment charges of broadcasting licenses of approximately $96 million and a subsequent annual amortization charge of approximately $17 million through 2015; the revision of useful lives of broadcasting licenses from indefinite to definite until 2020 would result in impairment charges of broadcasting licenses of approximately $39.5 million and a subsequent annual amortization charge of approximately $13.4 million through 2020. This sensitivity analysis assumes a hypothetical revision of economic lives, and it does not consider the effect of changes on other key assumptions; in addition, the sensitivity analysis does not consider any changes in business modeling that could occur to mitigate the impact of any adverse changes in operations.

        In addition, the transition to digital broadcasting could also impact the Company's historical economic models and its assessment of the carrying value of its goodwill. As of June 30, 2012, the carrying value of goodwill related to the CTC, Domashny and Peretz reporting units was $47.9 million, $15.8 million and $56.6 million, respectively. Depending on the terms of the transition to digital broadcasting and the Company's decisions regarding participation in the tender for the second multiplex, the Company could revise its projected cash flows, which could adversely impact the fair value of its reporting units.

        We believe that the introduction of digitalization will not adversely affect our existing analog broadcasting in the medium term as our channels will continue to broadcast in the analog format under existing analog licenses until the full transition to digital format is completed. However, there is currently great uncertainty regarding the timeframe for implementation of digital broadcasting with respect to each of the multiplexes and regions to be covered, and regarding costs that we would pay during the transition period and thereafter. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, we are unable to determine if impairment and amortization charges may be required in the foreseeable future.

  Direct operating expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	($3,135)	($3,036)	($6,136)	($6,100)
Change period-to-period		(3.2)%		(0.6)%
Domashny Network	($1,976)	($2,087)	($3,851)	($4,014)
Change period-to-period		5.6%		4.2%
Peretz Network	($1,398)	($1,548)	($2,826)	($3,361)
Change period-to-period		10.7%		18.9%
CTC Television Station Group	($2,196)	($2,156)	($4,355)	($4,432)
Change period-to-period		(1.8)%		1.8%
Domashny Television Station Group	($1,283)	($1,305)	($2,498)	($2,604)
Change period-to-period		1.7%		4.2%
Peretz Television Group	($1,428)	($1,642)	($2,698)	($3,147)
Change period-to-period		15.0%		16.7%
CIS Group	($477)	($459)	($944)	($947)
Change period-to-period		(3.8)%		0.3%
Production Group	($166)	($732)	($739)	($1,275)
Change period-to-period		341.0%		72.5%
Eliminations and other	$1,302	$1,633	$2,580	$2,689

Total	($10,757)	($11,332)	($21,467)	($23,191)

Change period-to-period		5.3%		8.0%
% of total operating revenues	5.3%	6.0%	5.8%	6.1%

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues increased from 2.5% to 2.7% when comparing the three months ended June 30, 2011 and 2012, and remained flat at 2.6% when comparing the six months ended June 30, 2011 and 2012. Direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues increased from 8.1% to 9.9% when comparing the three months ended June 30, 2011 and 2012, and increased from 8.7% to 9.1% when comparing the six months ended June 30, 2011 and 2012. These increases in direct operating expenses as a percentage of revenues at the CTC and Domashny Networks were principally due to decreased second quarter revenues. At Peretz Network, direct operating expenses as a percentage of this segment's total operating revenues were approximately flat at 8.8% and 8.7% in the three months ended June 30, 2011 and 2012, and at 9.9% and 10.0% when comparing the six months ended June 30, 2011 and 2012.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the networks because we bear the transmission costs of our owned-and-operated stations and repeaters. At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 8.5% to 9.0% when comparing the three months ended June 30, 2011 and 2012, and increased from 9.9% to 10.5% when comparing the six months ended June 30, 2011 and 2012, primarily, due to decreased revenues and increases in transmission and maintenance costs. At the Domashny and Peretz Television Station Groups, direct operating expenses as a percentage of these segments' total operating revenues decreased from 25.6% to 23.8% and from 68.8% to 55.6%, respectively, when comparing the three months ended June 30, 2011 and 2012, and decreased from 29.9% to 26.1% and from 76.8% to 63.2%, respectively, when comparing the six months ended June 30, 2011 and 2012. These decreases were mainly due to increased revenues, partially offset by increases in transmission costs. The increases in transmission costs in the Television Station Groups over the periods under review were due to annual raises and newly acquired regional stations for CTC and Peretz.

        When comparing the three-and six-months periods under review in absolute terms, direct operating expenses at the Networks and Station Groups were impacted by the depreciation of the Russian ruble against the US dollar. In the three and six months ended June 30, 2012, the Russian ruble was on average 10% and 7%, respectively, lower than the average value of the Russian ruble compared to the US dollar during the three and six months ended June 30, 2011.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 9.9% to 7.6%, when comparing the three months ended June 30, 2011 and 2012, and decreased from 12.0% to 9.2% when comparing the six months ended June 30, 2011 and 2012, mainly due to increased revenues.

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

  Selling, general and administrative expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	($22,239)	($21,437)	($41,017)	($44,580)
Change period-to-period		(3.6)%		8.7%
Domashny Network	($5,574)	($4,630)	($10,146)	($10,415)
Change period-to-period		(16.9)%		2.7%
Peretz Network	($3,034)	($4,007)	($6,121)	($7,664)
Change period-to-period		32.1%		25.2%
CTC Television Station Group	($5,036)	($5,273)	($9,852)	($9,963)
Change period-to-period		4.7%		1.1%
Domashny Television Station Group	($1,584)	($1,708)	($2,842)	($2,908)
Change period-to-period		7.8%		2.3%
Peretz Television Group	($703)	($604)	($1,454)	($1,112)
Change period-to-period		(14.1)%		(23.5)%
CIS Group	($1,021)	($1,275)	($1,991)	($2,237)
Change period-to-period		24.9%		12.4%
Production Group	($453)	($447)	($895)	($831)
Change period-to-period		(1.3)%		(7.2)%
Eliminations and other	($3,527)	($2,162)	($6,549)	($4,561)

Total	($43,171)	($41,543)	($80,867)	($84,271)

Change period-to-period		(3.8)%		4.2%
% of total operating revenues	(21.1)%	(22.1)%	(21.9)%	(22.3)%

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

        We lease approximately 9,365 square meters of office space in an office building in central Moscow. We recognized rental expense related to these premises of approximately $0.9 million and $2.5 million, respectively, during the three- and six-month periods under review. We expect to recognize approximately $37.7 million for the period from 2012 through 2021 (at the US dollar/ruble exchange rate as of June 30, 2012). In addition to the lease payments described above, we are also required to pay technical costs arising from maintenance of the premises and some supplementary municipal services.

        Networks.    Selling, general and administrative expenses at the CTC Network as a percentage of the segment's operating revenues increased from 17.4% to 19.2% when comparing the three-month periods under review and increased from 17.4% to 18.9% when comparing the six-month periods under review, mainly due to decreased second quarter revenues, increases in payroll costs due to transfers of some employees from other segments to the CTC Network segment and increased promotion expenses for our new media projects. When comparing the three-month periods under review, these increases were partially offset by decreases in advertising and promotion expenses because of the timing of advertising campaigns.

        Selling, general and administrative expenses at the Domashny Network as a percentage of the segment's operating revenues decreased from 22.9% to 22.1% when comparing the three-month periods under review, primarily, due to the decrease in advertising and promotion expenses because of the timing of advertising campaigns partially offset by decreased revenues, and increased from 23.0% to 23.7% when comparing the six-month periods under review due to decreased revenues.

        Selling, general and administrative expenses at the Peretz Network as a percentage of the segment's operating revenues increased from 19.1% to 22.5% when comparing the three-month periods under review and increased from 21.4% to 22.9% when comparing the six-month periods under review, mainly due to the timing effect of the increase in advertising and promotion expenses, partially offset by increased revenues.

        Television Station Groups.    Selling, general and administrative expenses at the CTC Television Station Group as a percentage of the segment's total operating revenues increased from 19.5% to 22.1% when comparing the three-month periods under review, and increased from 22.3% to 23.7% when comparing the six-month periods under review, mainly due to decreased segment's revenue. Selling, general and administrative expenses at the Domashny and Peretz Television Station Groups as a percentage of each segment's total operating revenues decreased from 31.7% to 31.2% and from 33.9% to 20.4%, respectively, when comparing the three-month periods under review, and decreased from 34.1% to 29.1% and from 41.4% to 22.3%, respectively, when comparing the six-month periods under review, principally due to the increased revenue derived from these segments. In addition to the factors noted above, the decrease in selling, general and administrative expenses as a percentage of the Peretz Television Station Group's total operating revenues was due to a decrease in advertising and promotion expenses reflecting the later timing of advertising campaigns when comparing the six-month periods under review.

        When comparing the three- and six-month periods under review in absolute terms, selling, general and administrative expenses at Networks and Station Groups were impacted by depreciation of the Russian ruble against the US dollar. In the three and six months ended June 30, 2012, the Russian ruble was on average 10% and 7%, respectively, lower than the average value of the Russian ruble compared to the US dollar during the three and six months ended June 30, 2011.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses remained flat at 21.2% when comparing the three-month periods. This increase was primarily due to the increased advertising and promotion expenses of the new Channel 31 content, offset by increased segment revenues. Selling, general and administrative expenses as a percentage of this segment's total operating revenues decreased from 25.2% to 21.7% when comparing the six -month periods under review, mainly due to increased segment revenues.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses related to finance and administrative personnel, office space rent expenses and utilities expenses of our production companies.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, as well as intercompany eliminations.

  Stock-based compensation expenses

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Stock-based compensation expenses	$(8,617)	$(710)	$(14,836)	$(3,621)

        The majority of our stock-based compensation expense relates to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. The decrease in stock-based compensation expense over the periods under review primarily resulted from the departure of our former CEO at the end of 2011, as a result of which his options ceased to vest.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based cash incentive awards of approximately $3.1 million for the remainder of 2012, $5.3 million for 2013, $1.2 million for 2014 and $0.6 million for 2015. In addition, our Board of Directors has agreed to grant an equity award to our new CEO in connection with his promotion to CEO ("CEO Award"). The Compensation Committee of our Board of Directors has not yet determined the quantity, price and vesting conditions of such CEO Award, but expects that such terms will be finalized by the end of 2012. The grant date will be the date when the key terms of this CEO Award are determined and agreed. We expect that our estimated stock-based compensation expense will increase due to this CEO Award.

  Amortization of programming rights

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(53,302)	$(57,884)	$(105,912)	$(111,422)
Change period-to-period		8.6%		5.2%
Domashny Network	$(12,375)	$(12,309)	$(22,289)	$(25,061)
Change period-to-period		(0.5)%		12.4%
Peretz Network	$(9,561)	$(6,398)	$(17,674)	$(13,897)
Change period-to-period		(33.1)%		(21.4)%
CIS Group	$(1,855)	$(2,601)	$(3,705)	$(5,596)
Change period-to-period		40.2%		51.0%
Eliminations and other	$1,619	$(199)	$3,369	$826

Total	($75,474)	($79,391)	($146,211)	($155,150)

Change period-to-period		5.2%		6.1%
% of total operating revenues	36.9%	42.3%	39.5%	41.0%

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights at the CTC and Domashny Network segments, as a percentage of total operating revenues, increased from 41.7% to 51.8% and from 50.9% to 58.6%, respectively, when comparing the three months ended June 30, 2011 and 2012, and increased from 44.8% to 47.1% and from 50.6% to 57.1%, respectively, when comparing the six months ended June 30, 2011 and 2012, primarily due to decreased second quarter revenues, and a more expensive programming mix. At CTC, the increase was mainly due to increased hours of foreign content and more expensive Russian series aired in the second quarter of 2012 compared to the second quarter of 2011. At Domashny, the programming increased due to more expensive shows and foreign series. In addition, when comparing the three-month periods under review, the increase in CTC's programming amortization as a percentage of operating revenues was due to decreased sublicensing revenues. At the Peretz Network, amortization of programming rights, as a percentage of total operating revenues, decreased from 60.1% to 35.9% when comparing the three months ended June 30, 2011 and 2012, and decreased from 61.8% to 41.5% when comparing the six months ended June 30, 2011 and 2012, primarily, due to increased segment revenues and less expensive programming. The programming expense decreased over the periods under review due to a higher proportion of locally produced entertainment shows in the programming mix.

        When comparing the three- and six-month periods under review in absolute terms, programming amortization expenses at the Networks were impacted by the depreciation of the Russian ruble against the US dollar. In the three and six months ended June 30, 2012, the Russian ruble was on average 10% and 7%, respectively, lower than the average value of the Russian ruble compared to the US dollar during the three and six months ended June 30, 2011.

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Based on recurring reviews of revenue patterns for the programming library we recognized additional charges on programming rights of $8.2 million and $1.4 million, during the three months ended June 30, 2011 and 2012, respectively, and $16.8 million and $4.9 million, during the six months ended June 30, 2011 and 2012, respectively. These amounts include CTC Network's charges of $4.9 million and $1.0 million, for the three months ended June 30, 2011 and 2012, respectively, and $12.2 million and $3.2 million, for the six months ended June 30, 2011 and 2012, respectively.

        Our estimates of future advertising and other revenues, the performance of our channels and our future broadcasting schedules have a significant impact on the value of our program rights and the annual programming amortization expense.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, increased from 38.5% to 43.3% when comparing the three months ended June 30, 2011 and 2012, and increased from 46.9% to 54.3% when comparing the six months ended June 30, 2011 and 2012, due to the more expensive programming mix of Kazakh sitcom and foreign content.

  Amortization of sublicensing rights and own production cost

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	($506)	($335)	($932)	($3,070)
Change period-to-period		(33.8)%		229.4%
Production Group	($9,715)	($831)	($11,463)	($6,694)
Change period-to-period		(91.4)%		(41.6)%
Eliminations and other	$9,710	$663	$11,570	$6,526

Total	($511)	($503)	($825)	($3,238)

Change period-to-period		(1.6)%		292.5%
% of total operating revenues	0.2%	0.3%	0.2%	0.9%

        Own production cost represents the cost of internally produced programming sold to other segments in our group as well as licensed to third parties.

        CTC Network.    The increase in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the six-month periods under review was mainly due to increased sales of certain programming to third parties in Ukraine in the first quarter of 2012.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Intercompany expenses consist primarily of programming rights sold by our Production Group to our Networks.

  Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	($693)	($1,325)	($1,264)	($2,754)
Change period-to-period		91.2%		117.9%
Domashny Network	($251)	($336)	($475)	($695)
Change period-to-period		33.9%		46.3%
Peretz Network	($773)	($745)	($1,517)	($1,521)
Change period-to-period		(3.6)%		0.3%
CTC Television Station Group	($538)	($519)	($1,089)	($1,014)
Change period-to-period		(3.5)%		(6.9)%
Domashny Television Station Group	($455)	($713)	($882)	($1,424)
Change period-to-period		56.7%		61.5%
Peretz Television Group	($1,268)	($1,180)	($2,432)	($2,391)
Change period-to-period		(6.9)%		(1.7)%
CIS Group	($120)	($106)	($272)	($223)
Change period-to-period		(11.7)%		(18.0)%
Eliminations and other	($111)	($59)	($214)	($118)

Total	($4,209)	($4,983)	($8,145)	($10,140)

Change period-to-period		18.4%		24.5%
% of total operating revenues	2.1%	2.7%	2.2%	2.7%

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

        Networks.    At the Network level, the depreciation of broadcasting equipment, network affiliation agreements, computer hardware and office furniture represents the principal component of this expense. When comparing the three- and six-month periods under review, the increase in depreciation and amortization is due to the launch of the new digital broadcasting complex in July 2011, partially offset by depreciation of the Russian ruble against the US dollar.

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

        As of June 30, 2012, the carrying value of our broadcasting licenses, which we record as indefinite-lived intangible assets, totaled $160 million. The Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. Depending on the terms of the digital transition and the related regulatory framework, we may revise our estimates of the useful lives of our existing broadcasting licenses from indefinite to definite lives. Under the applicable US GAAP framework, if there are indicators that the lives of our intangible assets are no longer indefinite, we must first test these assets for impairment, and then prospectively amortize these assets over their estimated remaining useful lives. These impairment losses and subsequent amortization, if required, could significantly impact our earnings. See Part II. Item 1A. Risk Factors—"We are likely to face additional expenditures, and may face increased competition, in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur impairment charges and amortization expense in connection with this transition". See also "—Total operating expenses".

  Foreign currency gains

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Foreign currency gains	$614	$1,955	$1,747	$551

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. Given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars.

        During the three months ended June 30, 2011 and 2012, the Russian ruble appreciated approximately 2% and depreciated 11% against the US dollar, respectively. During the six months ended June 30, 2011 and 2012, the Russian ruble appreciated approximately 9% and depreciated approximately 2% against the US dollar, respectively.

        In the three and six months ended June 30, 2011, our foreign currency gains primarily represented the impact of the Russian ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of the Russian ruble appreciation on our dollar-denominated assets. In the three months ended June 30, 2012, our foreign currency gains primarily represent gains from our forward contracts earned during the three months ended June 30, 2012, partially offset by the impact of Russian ruble depreciation on our dollar-denominated liabilities. In the six months ended June 30, 2012, our foreign currency gains primarily represent gains from the Russian ruble depreciation on our dollar-denominated deposits.

        In the first half of 2012, we entered into foreign currency forward contracts for approximately $99.6 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. During the three and six months ended June 30, 2012, we recognized $2.2 million of gains and $0.1 million losses, respectively, resulting from changes in the fair value of these contracts. See also "Item 1. Financial Statements—Note 11, Commitments and Contingencies".

  Interest income

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Interest income	$1,253	$1,859	$2,739	$3,988

        Interest income for the three-month periods under review primarily represents interest earned on our cash balances and short-term investments. See "Item 1. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; Bank overdraft".

  Income tax expense

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Income tax expense	$(23,597)	$(18,225)	$(38,501)	$(35,496)

        Our effective tax rate was 37% and 34% for the three months ended June 30, 2011 and 2012, respectively, and 38% and 34% for the six months ended June 30, 2011 and 2012, respectively. The decrease in effective tax rate when comparing the three- and six- month periods under review was primarily due to the decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, which is not deductible from income tax, and the recognition of certain foreign tax credits that will be deducted from our US income tax.

  Income attributable to non-controlling interest

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Income attributable to non-controlling interest	$(1,821)	$(1,393)	$(2,722)	$(2,383)

        Income attributable to non-controlling interest represents the share of our net income attributable to each of our consolidated owned-and-operated stations that is not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In the three- and six-month periods under review, income attributable to non-controlling interest mostly related to income in the CIS Group and to our consolidated owned-and-operated stations in the CTC Television Station Groups.

  Other comprehensive (losses) income attributable to controlling interest

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(in thousands)
Other comprehensive (losses) income	$9,810	$(86,028)	$67,707	$(16,821)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. During the three months ended June 30, 2011 and 2012, the Russian ruble appreciated approximately 2% and depreciated 11% against the US dollar, respectively. During the six months ended June 30, 2011 and 2012, the Russian ruble appreciated approximately 9% and depreciated approximately 2%, respectively.

        Other comprehensive income in the three- and six-month periods ended June 30, 2011 primarily represents the income relating to these translations due to the appreciation of the Russian ruble against the US dollar. Other comprehensive losses in the three- and six-month periods ended June 30, 2012 primarily represents losses relating to these translations due to the depreciation of the Russian ruble against the US dollar during these periods.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of June 30, 2012 Compared with December 31, 2011

Short-term investments

        As of December 31, 2011 and June 30, 2012, short-term investments represented cash deposits placed in Russian banks with maturities ranging from three to six months.

  Short-term and long-term programming rights

        The increase in programming rights of $12.4 million from December 31, 2011 to June 30, 2012 was primarily due to to the acquisition of foreign movies and series during the first half of 2012, which will be used during the remainder of 2012 and thereafter.

  Goodwill and Intangible assets

        Goodwill and Intangible assets decreased from December 31, 2011 to June 30, 2012 by $3.1 million and $3.1 million, respectively, primarily due to the depreciation of the Russian ruble against the US dollar, partly offset by the acquisition of new broadcasting licenses in the second quarter of 2012.

  Taxes payable

        Our taxes payable decreased from $31.9 million to $28.4 million from December 31, 2011 to June 30, 2012, primarily due to a decrease in Income tax and VAT payable as the result of seasonally lower revenues in the second quarter of 2012 compared with the fourth quarter of 2011.

Liquidity and Capital Resources

        Our sources of capital primarily consist of cash flows from operations. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, capital expenditures and programming commitments, income tax obligations, anticipated dividends to our shareholders and any contemplated acquisitions.

        As of June 30, 2012, we had $25.8 million in cash and cash equivalents, of which approximately 17% was held in US dollar-denominated accounts. In addition, as of June 30, 2012, we had $98.4 million in deposits with maturities ranging from three to six months, of which approximately 11% was held in US dollar-denominated accounts. In October 2011, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34.0 million. As of December 31, 2011 and June 30, 2012, we had an overdraft position of $16.9 million and $nil, respectively. In July 2012, we signed a new a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at a variable rate equal to the Mosprime rate +2.21% with a credit limit of approximately $30.0 million.

        We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months. We can not assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate.

        We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on the information currently available, we do not believe that we are at risk of default by our counterparties.

        On July 31, 2012, our Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $21 million in total. The record date is September 1, 2012 and the payment date is on or about September 28, 2012. Our Board currently intends to pay further dividends in the final quarter of 2012. Although it is the Board's current intention to declare and pay further dividends in 2012, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities:	$38,557	$61,929
Net cash provided (used) by investing activities:	(9,627)	9,095
Net cash used in financing activities:	(58,019)	(57,101)

        Our net cash flows from operating activities were $38.6 and $61.9 million when comparing the six month periods ended June 30, 2011 and 2012, respectively, and reflected the decrease in taxes paid in the six months ended June 30, 2012 when comparing to the same period of 2011, mainly due to US income tax and VAT. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $363.1 and $364.1 million, respectively, for the six-month periods ended June 30, 2011 and 2012. Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was primarily attributable to the acquisition of programming and sublicensing rights and amounted to $177.3 and $173.5 million, respectively, for the six month periods ended June 30, 2011 and 2012. Amortization of programming rights, sublicensing rights and own production cost amounted to $147.0 and $158.4 million, during the six months ended June 30, 2011 and 2012, respectively.

        For the whole year 2012, we expect that operating cash flows will be on the level of 2011 or below 2011, the as we continue to invest to our programming.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the six month period ended June 30, 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $14.5 million related to the acquisitions of new broadcasting stations. In addition, we spent $12.4 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. These cash payments were partially offset by net cash received from deposits in the amount of $27.1 million. In the six month period ended June 30, 2012, our cash provided by investing activities primarily represented cash received from deposits in the amount of $17.6 million. In addition, in the first half of 2012, we spent $5.8 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities and $2.7 million related to the acquisitions of new broadcasting stations.

        In 2012, we expect capital expenditures to be at the level in 2011 as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options, proceeds from and payments of overdraft and payments of dividends. In the six month period ended June 30, 2011, cash used in financing activities primarily includes payment of dividends in the amount of $59.7 million to our stockholders and $3.5 million in dividends to minority shareholders of our owned-and-operated stations, partially offset by proceeds of $5.2 million received from the exercise of stock options. In the six month period ended June 30, 2012, cash used in financing activities includes payment of dividends in the amount of $41.1 million to our stockholders, $3.1 million in dividends to minority shareholders of our owned-and-operated stations and settlement of $17.5 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options by a former CEO.

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Purchase commitments

        The table below summarizes information with respect to our obligations as of June 30, 2012 (in thousands of US dollars):

	Total	Through 2012	2013	2014	2015	2016
	(in thousands)
Acquisition of programming rights	$266,508	$139,152	$92,004	$31,068	$4,284	$—
Transmission and satellite fees	$98,169	$10,040	$20,577	$21,367	$22,523	$23,662
Leasehold obligations	$32,625	$3,201	$6,779	$7,162	$7,551	$7,932
Cable connections	$5,425	$757	$1,167	$1,167	$1,167	$1,167
Acquisition of format rights	$3,158	$3,158	$—	$—	$—	$—
Payments for intellectual rights	$3,331	$328	$694	$732	$770	$807
Network affiliation agreements	$6,727	$1,452	$1,988	$1,847	$1,273	$167
Other contractual obligations	$1,401	$855	$469	$24	$26	$27

Total(1)	$417,344	$158,943	$123,678	$63,367	$37,594	$33,762

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2012, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $31.4 million and $18.1 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of July 31, 2012 was RUR 32.19 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the first half of 2012, we entered into foreign exchange forward contracts for approximately $99.6 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. See "Item 1. Financial Statements and Supplementary Data—Note 11, Commitments and Contingencies—Foreign exchange forward arrangements".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and our Acting Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In order to benefit from our long-term cooperation with Video International and to successfully support our own advertising sales we have entered into an agreement with Video International to govern our current cooperation, for licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance and analytical support and consulting services. In addition, a number of our owned-and-operated regional stations have also signed definitive agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients. We understand that Telcrest Investments Limited, one of our principal stockholders, has beneficial owners with indirect significant minority equity interests in Video International. Telcrest became one of our principal stockholders subsequent to the negotiations of our current principal agreement with Video International. We believe that the terms of our contract with Video International are generally consistent with other existing arrangements between Video International and third parties based on the same scope of services. See "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Our Agreements with Video International."

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. For example, in 2011, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime. This decrease in audience share led to a lower than initially anticipated forecast for growth in advertising sales for 2011. Also, in the second quarter of 2012, CTC's audience share was lower than in the second quarter of 2011.

        If we are unable to produce or secure a steady supply of high-quality programming, particularly in the key timeslots, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes or legislation, or to increased competition, by providing appropriate programming, our overall audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, and we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        In the second half of 2011, some large advertisers reduced their initially planned advertising expenditures for 2011. Though overall Russian television advertising spending increased in 2011 compared to 2010, and we expect that the advertising market for the full year 2012 will be higher than in 2011, we anticipate that such growth will be moderate. If overall spending by these companies in the Russian television advertising market falls substantially in 2012 or future periods, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        Effective June 1, 2012, the Russian government has prohibited the retail sale of medicines containing codeine or its sulfates without a prescription from an attending doctor. Since Russian advertising law prohibits the advertising on television of any medications that require a doctor's prescription, we are no longer able to broadcast ads for medications that contain codeine or its sulfates, such as Nurofen, Pentalgin, Caffetin and others. This restriction may result in a reduction in our revenues.

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" classifies beer and all drinks containing beer as alcoholic drinks, which in turn will prohibit the advertising of such drinks on television. Therefore, effective July 23, 2012, we are no longer able to broadcast ads for beer and drinks containing beer on our channels, which may result in a reduction in our revenues.

        Another new law, "On protection of children from harmful information", effective from September 1, 2012, could impact our approach to programming on our Russian channels. This law prohibits making available to children any information that may be harmful to them, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. We do not believe that implementation of this law will adversely affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is geared towards women. We may revise our approach to programming on our Peretz Channel, since it is more provocative, with a "reality" format. Although we believe that Peretz channel's overall positioning will remain the same and that we will be in compliance with this new law, any revisions of our programming could adversely impact the audience share of our Peretz Channel.

Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        Audience share represents the share attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). The system of audience measurement in Russia, currently run by TNS Russia, has evolved as the advertising market has matured and in response to changing Russian demographics.

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

        In addition, at the end of 2012, the governmental authorities plan to publish the results of the Russian population census which was taken in the end of 2010. These results may impact the TNS panel because of possible changes in demographics.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming, distribution and sales to counteract the effects of such changes. We cannot assure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in further decreases in our audience shares and, as a result, a material decrease in our advertising revenues.

We are likely to face additional expenditures, and may face increased competition, in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur impairment charges and additional amortization expenses in connection with this transition.

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. Kazakh authorities have also initiated digitalization plans. The specific terms of these transitions are not yet fully known.

        In Russia, the government's plan calls for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. Viewers will initially receive access to a first multiplex comprising eight channels, and will then receive access to a second multiplex comprising an additional 10 channels, with further multiplexes to be introduced at a later time. The government has announced the channels that will be included in the first multiplex, determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government. The first multiplex will be made available to 100% of the Russian population and will include the principal state-owned channels and several other national networks (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV and Karousel). In July 2012, government authorities revised the deadlines for the particular milestones in the roll-out of the first multiplex. The second multiplex will be made available to 97% of the Russian population and will comprise 10 channels; the remaining multiplexes will cover only cities with populations of more than 100,000 people. The channels that are to be included in the second and remaining multiplexes have not been determined, and the framework for the build-out of this infrastructure, as well as the interaction between industry players and government authorities, have not yet been clearly specified.

        In August 2012, the Russian press reported that the Russian Prime Minister had ordered the Ministry of Communications to hold a tender for the second multiplex by the end of 2012. In addition, media reports have indicated that, according to the Ministry of Communications, each channel participating in the second multiplex is expected to pay up to $30 million annually to fund the construction of the infrastructure and signal transmission. These costs will be definitively determined when the exact terms of the tender are established. We have begun preparation for the tender process. However, we will assess, based on our economic modeling, the value of the participation of each of our CTC, Domashny and Peretz channels in the tender for the second multiplex after the specific terms, including the costs of investments and legal framework, have been specified. To date, no information on these terms is available. In late 2011, the government introduced the concept of "universal" licenses that permit broadcasting throughout the entire Russian Federation through free-to-air, cable and satellite, in either digital or analog format. These licenses are available to broadcasters (provided that all necessary criteria are met) in parallel to existing analog licenses. In preparation for the anticipated transition to digital broadcasting, we have obtained universal licenses for our CTC and Domashny channels and we have also applied for a universal license for the Peretz channel.

        Depending on the terms of the transition, we may face competition from other parties for digital frequencies or other access, and we may also face additional costs in connection with requirements for new equipment and added staffing, as well as the costs related to the build-out of the multiplexes as described above. We may also face increased competition from other broadcasters that may make the transition to digital broadcasting more quickly or efficiently than we do, or that are more successful in taking advantage of the new digital platform to introduce a better programming offering.

        In addition, the transition to digital broadcasting could also adversely impact our earnings and the value of our broadcasting licenses and goodwill. As of June 30, 2012, the carrying value of our broadcasting licenses, which we record as indefinite-lived intangible assets, totaled $160 million. Also, as of June 30, 2012, the carrying value of goodwill related to the CTC, Domashny and Peretz reporting units was $47.9 million, $15.8 million and $56.6 million, respectively. Depending on the terms of the transition to digital broadcasting and our decisions regarding participation in the second multiplex, we may revise our projected cash flows, which could adversely impact the fair value of our reporting units and broadcasting licenses. Also, we may revise our estimates of the useful lives of our existing broadcasting licenses from indefinite to definite lives. These impairment losses and subsequent amortization, if required, could significantly impact our earnings. See "Item 1: Financial Statements—Note 11, Commitments and Contingencies—Assets with indefinite useful lives", and "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Total operating expenses".

        We believe that the introduction of digitalization will not adversely affect our existing analog broadcasting in the medium term as our channels will continue to broadcast in the analog format under existing analog licenses until the full transition to digital format is completed. However, there is currently great uncertainty regarding the timeframe for implementation of digital broadcasting with respect to each of the multiplexes and regions to be covered. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, we are unable to determine whether impairment and amortization charges may be required in the foreseeable future.

A significant portion of our total assets are intangible assets with indefinite lives that we do not amortize. If events or changes in circumstances reduce the fair value of those assets, we may be required to record impairment losses that could materially adversely impact our net income.

        We have intangible assets recorded on our consolidated balance sheet, such as broadcasting licenses, that have indefinite lives and that represent a significant portion of our total assets. Because these assets have indefinite lives, we do not amortize them but instead perform impairment tests on them annually or when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that our estimate of the current value of an asset is below the recorded value of that asset on our balance sheet, we record an impairment loss for the difference.

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, has resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectation for the total advertising market in the medium-term, and in turn, affected the fair values of certain of our assets as of December 31, 2011. In 2011, we recorded non-cash impairment losses totaling $106.4 million related to certain intangible assets and goodwill. We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests". In addition, as discussed above, the Russian government has announced plans to introduce digital broadcasting in various stages throughout Russia. The specific terms of the transition have not yet been fully determined. The transition to digital broadcasting also could adversely impact our operations or the value of our broadcasting licenses and goodwill. See "—We are likely to face additional expenditures, and may face increased competition, in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur impairment charges and amortization expense in connection with this transition" and "Financial Statements—Note 11, Commitments and Contingencies—Assets with indefinite useful lives".

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

        In 2011, the Russian ruble depreciated against the US dollar by 5.3%. In the second quarter of 2012, the Russian ruble depreciated against the US dollar by 11%, resulting in overall depreciation for the six months ended June 30, 2012 of 2%. During the three and six months ended June 30, 2012 the average value of the Russian ruble against the US dollar was lower by 10% and 7%, respectively, compared with the same periods of 2011. If the Russian ruble depreciates against the US dollar, our revenues and operating results for 2012 or future periods, as reported in US dollars, will be adversely affected.

Restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state (the "Strategic Enterprises Law") came into effect in Russia. The Strategic Enterprises imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Strategic Enterprises Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. We understand that such approval generally requires at least six months.

        The Strategic Enterprises Law contains a "grandfather" provision with respect to pre-existing holdings in affected companies that requires notification of such pre-existing holdings but does not have an approval requirement. We therefore believe that neither CTC Media's pre-existing ownership of its Russian operating subsidiaries, nor the pre-existing ownership of shares of CTC Media by non-Russian stockholders, violates the Strategic Enterprises Law or requires any approval. We do believe, however, that we will be required to obtain approval under the Strategic Enterprises Law for any acquisition of an affiliate television station that broadcasts to more than 50% of the population of a relevant constituent entity of the Russian Federation, or any acquisition of another Russian network. Such approval process is likely to be time-consuming and may, in any event, ultimately result in a rejection of a proposed transaction. As a result, we may lose out on acquisition opportunities to competitors, and our ability to grow our business through acquisitions in Russia may be limited. Even if the authorities approve such a transaction, they may do so subject to conditions regarding the operation of the company—including, for example, the composition of its management—that may limit our effective control and operational flexibility.

Restrictions on foreign involvement in the television business in Russia could potentially be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest majority control of our Russian operating subsidiaries.

        In addition to the Strategic Enterprises Law discussed above, the law "On Mass Media" (the "Mass Media Law") also restricts direct (but not indirect) foreign involvement in Russian television businesses. Following adoption of these provisions in 2002, we implemented a restructuring plan pursuant to which we created a holding company structure and reduced CTC Media's direct ownership in the CTC Network and each of our owned-and-operated stations below 50%. CTC Media's direct ownership of Domashny and the Peretz Group, which were acquired subsequent to the adoption of these restrictions, is also below 50%. This restructuring was completed prior to the August 2002 deadline with respect to all entities in our group, other than our CTC-Moscow station; the restructuring of the ownership of that station was completed in December 2002. To date, no Russian governmental authorities have taken any action against our CTC-Moscow station for its failure to comply with the restrictions on foreign legal ownership by the deadline. Because CTC Media itself does not broadcast or distribute television programming in the Russian Federation, we believe that CTC Media itself does not fall under the definition of a "founder of a television or video program" for purposes of the Mass Media Law, and that CTC Media does not violate the foreign involvement restrictions of that law.

        The Mass Media Law could in the future be interpreted by Russian governmental authorities or a court to extend to, and to prohibit, indirect foreign ownership of or control over Russian broadcasters of television or video programs. In addition, the Strategic Enterprises Law described above could be implemented or interpreted to apply in some respects to foreign holdings existing at the time of adoption of the law. In either case, it is possible that Russian governmental authorities could suspend or revoke broadcasting licenses or permits held by our networks and our owned-and-operated stations, or fail to renew any such licenses. If any law were to be adopted or interpreted to restrict indirect foreign ownership and control of Russian television broadcasters, and did not contain a "grandfather" provision with respect to existing holdings, CTC Media could be obliged to restructure its group in order to comply with such requirements, including by divesting a controlling stake in our networks and our owned-and-operated stations. If we failed to comply in a timely manner, the authorities could suspend, revoke or fail to renew broadcasting licenses or permits held by our networks or our owned-and-operated stations, or could take other actions against us that could limit our ability to operate.

Restrictions on foreign involvement in the television business in Kazakhstan could be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest control of our Kazakh operating subsidiaries.

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of June 30, 2012, was $12.4 million.

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

        All broadcast television stations in Russia are required to have broadcast and other operating licenses, which generally have renewable terms of five years. Pursuant to a new License Law that came into force on November 13, 2011, the term of broadcast licenses will be extended from five to 10 years, and new licenses will cover both digital and analog broadcasting. Only a limited number of broadcasting licenses are available in each locality. In addition, Russian law could be interpreted as requiring cable television operators to have broadcast and other operating licenses for each of the channels or networks they transmit on their cable systems. Most of the independent cable television operators that currently carry our networks do not possess such licenses. The issuance of a license, as well as the terms and conditions of any license, are often subject to the exercise of broad discretion by governmental authorities.

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

        The broadcasting license of Channel 31 in Kazakhstan also contains various restrictions and obligations. Kazakh law currently requires that broadcasters air at least 50% of their programming in the Kazakh language during every six-hour slot.

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

We may not be able to compete successfully against other television free-to-air channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with niche channels or non-free-to-air channels offering competitive programming formats.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In the six months of 2012, Channel One had an average audience share of 14.3%, while Rossiya 1's was 13.1% and NTV's was 14.4%. CTC's average audience share in the six months of 2012 was 7.2%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

        In 2011 the Walt Disney Company acquired a 49% stake in the Russian 7TV channel, a part of UTH Russia holding. Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV effective December 31, 2011. The Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. The launch of the Disney Channel in Russia resulted in increased competition and impacted CTC's younger audience share.

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

        On April 17, 2012, President Medvedev signed an Order establishing a new Russian public channel that will commence broadcasting on January 1, 2013. This channel will be freely available alongside Channel One, Rossiya, NTV and others when digital broadcasting commences. On July 18, 2012 President Putin appointed Anatoly Lysenko, a prominent Russian journalist, as head of Russian public channel. In the nearest future the Public council by President of Russia will appoint members of Public supervising council of this channel. We are currently unable to forecast the impact that this channel will have, if any, on our audience shares and ratings, and we cannot guarantee that it will not result in a decline in our audience shares and ratings.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2012 we had contractual commitments for the acquisition of approximately $139.2 million in programming rights in 2012 and $127.4 million in 2013-2015. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

Our relationships with the co-owners of our television stations may limit our ability to implement our business plans and strategy.

        More than half of our owned-and-operated stations are 100% owned by CTC Media. Other shareholders own between less than 1% and 50% of each of the remaining owned-and-operated stations. In some cases, we depend to a significant extent on our local partners for their familiarity with the local business environment and public authorities. Moreover, we may in the future similarly rely on joint-owners as we acquire additional stations. Any significant disruption in our relationship with these parties could make it more difficult for us to operate these stations.

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

We may from time to time be involved in lawsuits and investigations that could entail significant costs and, if determined against us, could require us to pay substantial damages, fines and/or penalties.

        In the normal course of our business we are involved in various legal proceedings. These lawsuits and other proceedings include commercial disputes, claims regarding intellectual property, tax disputes and labor disputes. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. If a lawsuit is decided in a way that is unfavorable to us, this could have a material adverse effect on our business, reputation, operating results, or financial condition.

        As a publicly listed company, we may be exposed to lawsuits in which plaintiffs allege that CTC Media or our directors or officers failed to comply with applicable securities laws, stock market regulations or other laws, regulations or requirements. Whether or not there is merit to such claims, the time and costs incurred in defending our company and its directors or officers, and any potential settlement or compensation we might be obligated to pay the plaintiffs, could have a significant impact on our reported results, as well as our reputation.

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

        In addition, several key Russian laws, including the amendment to the Law on Advertising, the Strategic Enterprises Law and laws regulating alcoholic drinks and protecting children from harmful information (discussed above), have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may result in ambiguities, inconsistencies and anomalies in the Russian legal system.

        For example, the new law "On protection of children from harmful information" does not contain any detailed regulation as to how information is to be categorized, what kind of experts are to label such information, or how this law will be implemented. This law is ambiguous and there is no practice of implementation of this law in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law. In order to mitigate the risks relating to this new law we are working in cooperation with industry players to gain a clearer vision of how this law will be implemented and interpreted by government authorities. Although we believe that we will be in compliance with this new law, we cannot guarantee that authorities will not interpret this law or implement it in a way that may adversely affect us.

        Similarly, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting", which came into force on November 10, 2011 and which regulates broadcasting by generally accessible television and radio channels in Russia, provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. We obtained universal licenses for CTC and Domashny channels and we have also applied for a universal license for Peretz. Although we believe that the universal license will give us advantages in broadcasting and will enhance our position to be included in the digital multiplex, and we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and cannot assure you that these interpretations will be favorable to us or will not affect our business negatively.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of June 30, 2012, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of June 30, 2012, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ BORIS PODOLSKY Boris Podolsky Chief Executive Officer Acting Chief Financial Officer
Date: August 7, 2012
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer
Date: August 7, 2012

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.2	Amended and Restated Bylaws	8-K	99.2	May 3, 2012	000-52003
10.1	Employment Agreement dated as of July 31, 2012 between the Company and Boris Podolsky	Filed herewith
31.1	Certification of Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and June 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and June 30, 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.