Form 10-Q
period 2012-09-30
CTC Media, Inc.
filed 2012-11-07
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

         As of November 2, 2012, there were outstanding 158,160,719 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2011	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$12,331	$24,001
Short-term investments (Note 4)	117,233	80,148
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2011—$977; September 30, 2012—$1,494)	21,831	33,017
Taxes reclaimable	20,311	31,442
Prepayments	57,091	81,887
Programming rights, net (Note 5)	106,947	132,494
Deferred tax assets	20,086	20,609
Other current assets	1,351	3,691

TOTAL CURRENT ASSETS	357,181	407,289

PROPERTY AND EQUIPMENT, net	46,299	45,947
INTANGIBLE ASSETS, net:
Broadcasting licenses (Note 6)	158,178	84,566
Cable network connections	28,148	25,907
Trade names	5,213	5,493
Network affiliation agreements	2,120	525
Other intangible assets	3,197	2,912

Net intangible assets	196,856	119,403
GOODWILL (Note 7)	165,566	173,836
PROGRAMMING RIGHTS, net (Note 5)	92,134	107,245
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,041	5,151
PREPAYMENTS	3,012	2,254
DEFERRED TAX ASSETS	26,015	26,044
OTHER NON-CURRENT ASSETS	997	132

TOTAL ASSETS	$893,101	$887,301

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Note 4)	16,941	7,756
Accounts payable	69,891	73,746
Accrued liabilities	21,393	31,720
Taxes payable	31,905	26,210
Deferred revenue	7,367	13,857
Deferred tax liabilities	12,613	12,067

TOTAL CURRENT LIABILITIES	160,110	165,356

DEFERRED TAX LIABILITIES	35,783	24,626
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2011—157,320,070; September 30, 2012—158,160,719)	1,573	1,582
Additional paid-in capital	481,969	490,819
Retained earnings	322,184	288,689
Accumulated other comprehensive loss	(111,754)	(85,015)
Non-controlling interest	3,236	1,244

TOTAL STOCKHOLDERS' EQUITY	697,208	697,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,101	$887,301

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
REVENUES:
Advertising	$154,432	$157,480	$517,482	$521,542
Sublicensing and own production revenue	4,068	3,348	9,527	15,638
Other revenue	1,078	1,181	2,593	3,533

Total operating revenues	159,578	162,009	529,602	540,713

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights, sublicensing rights and own production cost, shown below; exclusive of depreciation and amortization of $3,876 and $4,215 for the three months and $10,355 and $12,424 for the nine months ended September 30, 2011 and 2012, respectively; and exclusive of stock-based compensation of $806 and $458 for the three months and $5,242 and $1,270 for the nine months ended September 30, 2011 and 2012, respectively)	(11,066)	(10,220)	(32,533)	(33,411)
Selling, general and administrative (exclusive of depreciation and amortization of $904 and $696 for the three months and $2,570 and $2,627 for the nine months ended September 30, 2011 and 2012, respectively; and exclusive of stock- based compensation of $(50) and $1,273 for the three months and $10,350 and $4,082 for the nine months ended September 30, 2011 and 2012, respectively)	(35,808)	(40,589)	(116,675)	(124,860)
Stock-based compensation expense	(756)	(1,731)	(15,592)	(5,352)
Amortization of programming rights	(62,836)	(65,037)	(209,047)	(220,187)
Amortization of sublicensing rights and own production cost	(971)	(1,066)	(1,796)	(4,304)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(4,780)	(4,911)	(12,925)	(15,051)
Impairment loss (Note 8)	(16,843)	(82,503)	(16,843)	(82,503)

Total operating expenses	(133,060)	(206,057)	(405,411)	(485,668)

OPERATING INCOME/(LOSS)	26,518	(44,048)	124,191	55,045
FOREIGN CURRENCY GAINS (LOSSES)	(2,054)	1,115	(307)	1,666
INTEREST INCOME	1,207	1,790	3,946	5,778
INTEREST EXPENSE	(98)	(231)	(361)	(596)
OTHER NON-OPERATING INCOME, net	4,425	370	4,645	1,216
EQUITY IN INCOME OF INVESTEE COMPANIES	147	223	514	657

Income (loss) before income tax	30,145	(40,781)	132,628	63,766

INCOME TAX (EXPENSE)/ BENEFIT	(12,868)	2,000	(51,369)	(33,496)

CONSOLIDATED NET INCOME (LOSS)	$17,277	$(38,781)	$81,259	$30,270

LESS: (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(884)	$301	$(3,606)	$(2,082)

NET INCOME (LOSS) ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$16,393	$(38,480)	$77,653	$28,188

Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.10	$(0.24)	$0.49	$0.18

Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.10	$(0.24)	$0.49	$0.18

Weighted average common shares outstanding—basic	157,306,064	158,160,719	157,192,671	157,939,820

Weighted average common shares outstanding—diluted	157,937,940	158,160,719	158,028,622	158,295,732

Dividends declared per share	$0.22	$0.13	$0.60	$0.39

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net Income (Loss)	$17,277	$(38,781)	$81,259	$30,270
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment	(105,807)	43,647	(37,818)	26,860

Other Comprehensive income (loss)	(105,807)	43,647	(37,818)	26,860

Comprehensive income (loss)	$(88,530)	$4,866	$43,441	$57,130

Less: Comprehensive (income)/loss attributable to non-controlling interest	(709)	214	(3,713)	(2,203)

Comprehensive income (loss) attributable to CTC Media, Inc. stockholders	$(89,239)	$5,080	$39,728	$54,927

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$81,259	$30,270
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(4,938)	(11,354)
Depreciation and amortization	12,925	15,051
Amortization of programming rights	209,047	220,187
Amortization of sublicensing rights and own production cost	1,796	4,304
Stock based compensation expense	15,592	5,352
Equity in income of unconsolidated investees	(514)	(657)
Foreign currency losses/(gains)	307	(1,666)
Impairment loss	16,843	82,503
Changes in operating assets and liabilities:
Trade accounts receivable	10,242	(13,024)
Prepayments	(8,727)	(3,594)
Other assets	(4,338)	(11,270)
Accounts payable and accrued liabilities	(5,188)	14,150
Deferred revenue	(1,026)	5,994
Other liabilities	(12,860)	(7,600)
Dividends received from equity investees	533	485
Acquisition of programming and sublicensing rights	(253,960)	(272,158)

Net cash provided by operating activities	56,993	56,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(16,037)	(9,437)
Acquisitions of businesses, net of cash acquired	(24,476)	(2,683)
Receipts from deposits	38,646	39,014

Net cash provided by (used in) investing activities	(1,867)	26,894

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5,352	4,615
Settlement of overdraft	—	(10,756)
Dividends paid to stockholders	(59,714)	(61,683)
Dividends paid to noncontrolling interest	(4,813)	(4,195)

Net cash used in financing activities	(59,175)	(72,019)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,332	(178)
Net increase/(decrease) in cash and cash equivalents	(2,717)	11,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,565	12,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,848	$24,001

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

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through the Company's own advertising sales house, which serves as the exclusive advertising sales agent for all of the Company's Russian networks and Television Station Groups in respect of Moscow-based clients, and as non-exclusive advertising sales agent for other Television Station Group clients. The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the US Securities and Exchange Commission (the "SEC") on February 28, 2012 (the "2011 Annual Report"). The Company's accounting policies are more fully described in the Annual Report. The preparation of its unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

        The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2011 Annual Report.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of September 30, 2012, the Channel 31 Group had assets (excluding intercompany assets) totaling $23,385 and liabilities (excluding intercompany liabilities) totaling $11,709. These assets and liabilities primarily relate to broadcasting licenses, and the related deferred tax liabilities and tax contingencies assumed at acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of September 30, 2012 the amount of intercompany payables of the Channel 31 Group totaled $5,443. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders totaled ($1,120) and ($454) for the three- and nine-month periods ended September 30, 2012, respectively.

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

        The Company's own sales house serves as the exclusive advertising sales agent for all of its networks in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which are made through Video International, a media sales house. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

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

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value as of December 31, 2011 and September 30, 2012, respectively. There were no transfers between categories during the periods presented.

        For the three- and nine-months periods ended September 30, 2011 and 2012, the Company recognized impairments of its broadcast licenses, measuring the impacted licenses at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The licenses were valued using an income approach based on discounted cash flow models and involving assumptions that the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date (See the 2011 Annual Report—Item 8. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests,—Fair value determination" for these valuation techniques). See also below—"Indefinite-Lived Intangible Assets and Goodwill Impairment Tests" and Note 8, Impairment loss.

        For the three- and nine-month periods ended September 30, 2011, broadcasting licenses with carrying amounts totaling $46,917 were written down to their estimated fair values totaling $41,210, resulting in impairment charges of $5,707 which were included in earnings for the periods. For the three and nine month periods ended September 30, 2012, revisions of the Company's broadcasting licenses from indefinite to finite useful lives (see Note 8) resulted in broadcasting licenses with carrying amounts totaling $167,069 being written down to their estimated fair values totaling $84,566, resulting

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in impairment charges of $82,503 which were included in earnings for the periods. The table below represents fair value measurements on a nonrecurring basis as of September 30, 2012:

		Fair Value Measurement Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Broadcasting licenses	$84,566	$—	$—	$84,566	$(82,503)

Total	$84,566	—	—	$84,566	$(82,503)

        For broadcasting licenses that were measured at fair value on a non-recurring basis during the three- and nine-months ended September 30, 2012 using Level 3 inputs, the following table presents quantitative information about the significant unobservable inputs used in the fair value measurement:

	Fair value at September 30, 2012	Valuation Technique	Unobservable Inputs*	Range (Weighted Average)*
Broadcasting licenses	$84,566	Discounted cash flow	Television advertising Market, CAGR,%	8 - 11% (9%)
			Costs inflation, CAGR, %	6 - 12% (9%)
			Weighted average cost of capital,%	12.7%
			Cash flows period, years	2.75 - 5.75 (4.25)

*
Represent estimated inputs that market participants would take into account when valuing the analog broadcasting licenses.

        See below—"Indefinite-Lived Intangible Assets and Goodwill Impairment Tests" and Note 8, Impairment loss.

  Indefinite-Lived Intangible Assets and Goodwill Impairment Tests

        In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations include cost of capital, total advertising market, allocation of cash flows from national advertising to broadcasting licenses, market participants market shares,and forecasted operating costs and capital expenditures. (See the 2011 Annual Report—Item 8. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests,—Fair value determination" for further discussion of these significant assumptions).

        As more fully described in Note 8, after considering recent developments regarding the expected terms of digital broadcasting, the Company determined that the lives of its analog broadcast licenses were no longer indefinite. As these licenses are no longer expected to continue to contribute to the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's cash flows for the foreseeable future, assumptions have been required to estimate the remaining lives over which the Company expects to generate cash flows with each of these licenses. As of September 30, 2012, this determination has been the most significant change in assumptions used to determine the fair value of the Company's broadcast licenses; by contrast, in prior periods the Company's estimate of cash flows were based on perpetuity. Based on the estimated timelines for switching-off analog broadcasting indicated by the governmental authorities, the Company's estimate of the periods of economic lives of its analog broadcasting licenses was reassessed to the range of 2.75 to 5.75 years, depending on the region.

        The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than annual review, there are a number of factors which could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business. See also Note 8.

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

        The Company's programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to particular programming, as a component of film costs. Internally-produced programming is reported at the lower of amortized cost or fair value.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock-based compensation expense

        The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the options, future employee turnover rates, future employee stock option exercise behavior and the fair value of the Company's common stock on the date of grant. The Company determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based non-vested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

        In December 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires disclosure of both gross and net information about financial instruments and derivatives that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The adoption of this guidance, which is effective for annual reporting periods beginning on or after January 1, 2013, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

        In October 2012, the FASB issued Accounting Standards Update 2012-07, "Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs" ("ASU 2012-07"), which eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. To the extent that uncertainties are resolved or other information becomes known after the balance sheet date, but before the financial statements are issued or available to be issued, such effects should not be incorporated with certainty into the fair value measurement as of the balance sheet date unless market participants would have made such assumptions. The amendments do not change the company's responsibility to analyze and consider any relevant subsequent events and information to assess whether the fair value measurement reflects all relevant information and assumptions that market participants would have considered under the current conditions at the measurement date. For public companies these amendments are effective for impairment assessments performed on or after December 15, 2012 and should be applied prospectively. The Company will apply these amendments for reporting period ended December 31, 2012. The adoption of this guidance may cause the recognition of impairment of unamortized film costs to be deferred into later periods if conditions which exist before financial statements are issued but subsequent to the measurement date would not have been considered by a market participant at the measurement date.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share for the three and nine months ended September 30, 2011 and 2012 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 5,693,579 and 3,789,106 for the three months ended September 30, 2011 and 2012, respectively, and 4,334,655 and 3,789,106 for the nine months ended September 30, 2011 and 2012, respectively.

        The components of basic and diluted net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Net income (loss) attributable to CTC Media, Inc. stockholders	$16,393	$(38,480)	$77,653	$28,188

Weighted average common shares outstanding—basic
Common stock	157,306,064	158,160,719	157,192,671	157,939,820
Dilutive effect of:
Common stock options	631,876	—	835,951	355,912

Weighted average common shares outstanding—diluted	157,937,940	158,160,719	158,028,622	158,295,732
Net income (loss) per share attributable to CTC Media, Inc. stockholders:
Basic	$0.10	$(0.24)	$0.49	$0.18
Diluted	$0.10	$(0.24)	$0.49	$0.18

        The numerator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2011 and 2012 was net income (loss) attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2011	September 30, 2012
Cash and cash equivalents:
Russian ruble bank accounts	$6,434	$9,446
US dollar bank accounts	$4,479	$12,169
Other	$1,418	$2,386

Total cash and cash equivalents	$12,331	$24,001

	December 31, 2011		September 30, 2012
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	4.1%-8.7%	$102,068	5.52%-8.4%	$80,148
US dollar-denominated deposits	2.1%-2.2%	15,165		—

Total Short-term investments		$117,233		$80,148

        Bank overdraft—In October 2011, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34,000. As of December 31, 2011 the Company had an overdraft position of $16,941, which is presented as a current liability separately on the Company's balance sheets. In July 2012, the Company signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime rate +2.21% with a credit limit of approximately $32,000. As of September 30, 2012, the balance of the overdraft was $7,756.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2011 and September 30, 2012 comprised the following:

	December 31, 2011	September 30, 2012
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$122,454	$147,223
Accumulated amortization	(111,999)	(136,947)

Released, net book value	10,455	10,276

Completed and not released	1,528	1,215
In production	521	717

Total	12,504	12,208

Acquired rights:
Historical cost	554,310	659,477
Accumulated amortization	(367,733)	(431,946)

Net book value	186,577	227,531

Total programming rights	$199,081	$239,739

Current portion	106,947	132,494

Non-current portion	92,134	107,245

        The Company expects to amortize approximately $12,198 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending September 30, 2013. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2012.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2011 and September 30, 2012 comprise the following:

	December 31, 2011		September 30, 2012
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$158,178	$—	$—	$—
Trade names	5,213	—	$5,493	—

Intangible assets not subject to amortization	$163,391	$—	$5,493	$—

Broadcasting licenses	$—	$—	$84,566	$—
Cable network connections	46,131	(17,983)	50,325	(24,418)
Network affiliation agreements	15,722	(13,602)	16,143	(15,618)
Other intangible assets	6,538	(3,341)	7,351	(4,439)

Intangible assets subject to amortization	$68,391	$(34,926)	$158,385	$(44,475)

Total	$231,782	$(34,926)	$163,878	$(44,475)

        Until September 30, 2012, the Company's broadcasting licenses were determined to have indefinite lives and were subject to annual impairment reviews. As of September 30, 2012, as result of developments in transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite and recorded non-cash impairment losses totaling $82,503 related to these broadcasting licenses (see Note 8). The Company will amortize the remaining balances on a straight-line basis over each broadcasting license's estimated remaining useful life from October 1, 2012. The estimated effect of this change would result in additional amortization expense of approximately $4,579 for the remaining of 2012, and $18,317, $18,317, $17,425, $12,092,$9,569 and $4,267 in 2013, 2014, 2015, 2016, 2017 and 2018, respectively.

7. GOODWILL

        Goodwill as of December 31, 2011 and September 30, 2012 comprised the following:

	Balance December 31, 2011	Foreign currency translation adjustment	Goodwill acquired	Balance September 30, 2012
CTC Network	$48,850	$2,022	$1,474	$52,346
Domashny Network	16,710	666	—	17,376
Peretz Network	58,258	2,387	—	60,645
CTC Television Station Group	1,977	81	—	2,058
Domashny Television Station Group	9,309	384	—	9,693
CIS Group	99	—	—	99
Production Group	30,363	1,256	—	31,619

Total	$165,566	$6,796	$1,474	$173,836

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. GOODWILL (Continued)

        The Company has accumulated impairment losses against goodwill totaling $71,688 at each balance sheet date presented related to the Peretz Network, recorded as a result of impairment tests performed during 2011. In addition, the Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the CIS segment, recorded as a result of impairment tests performed during 2008. See also Note 8.

8. IMPAIRMENT LOSS

  Impairment reviews during 2011- broadcasting licenses and goodwill

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected the Company's expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of the Company's assets as of September 30 and December 31, 2011. As the result of an interim impairment review performed as of September 30, 2011, the Company recorded non-cash impairment losses totaling $5,707 related to several regional broadcasting licenses, primarily due to a decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter. In addition, the Company recorded impairment losses of $11,136 related to the DTV trade name as a result of the re-branding of the channel. In addition, in the impairment review performed at December 31, 2011, based on further developments, the Company revised its estimates of future cash flows, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term. As of December 31, 2011, the Company recorded additional non-cash impairment losses of $12,550 related to several regional broadcasting licenses, $5,300 related to the Peretz umbrella broadcasting license and $71,688 related to Peretz goodwill. For a detailed discussion, refer to the Company's 2011 Annual Report.

  Impairment reviews during 2012- broadcasting licenses and goodwill

        As of September 30, 2012, the Company's impairment loss relates to analog broadcasting licenses reflecting the reassessment of their useful lives from indefinite to finite as a result of recent developments in the transition to digital broadcasting.

        On August 22, 2012, the government created an advisory council representing major broadcasters, including the Company, in order to develop principles of implementation of governmental initiatives in the media industry, such as the digitalization project. Further on October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second multiplex. The results of the tender are to be announced on December 14, 2012. The announced terms do not contemplate a process for the legal and economic conversion of analog licenses to digital licenses. Governmental authorities have also announced that the existing analog broadcasting system will be switched off following the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        In light of these events, the Company determined that the lives of its analog broadcasting licenses were no longer indefinite. As the broadcasting licenses are no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, the Company tested them for impairment as of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. IMPAIRMENT LOSS (Continued)

September 30, 2012, and commenced amortization from October 1, 2012. As of September 30, 2012, the decrease in estimated cash flows attributable to analog broadcasting licenses resulted in impairment losses of $82,503.

        The following table summarizes the impairment losses recorded by the Company in the nine months ended September 30, 2012:

Nine months ended September 30, 2012
Broadcasting licenses:
Peretz regional and umbrella licenses	$43,795
CTC regional licenses	19,523
Domashny regional licenses	16,224
Channel 31 license	2,961
Total impairment losses	$82,503

Income tax effect	(16,501)

Total effect on consolidated net income	$66,002

        See also Note 2, Basis of presentation and summary of significant accounting policies "—Indefinite-Lived Intangible Assets and Goodwill Impairment Tests" and "—Fair value measurements".

        The Company also performed tests for goodwill impairment. The anticipated transition to digital broadcasting also impacted the Company's assumptions used in economic models and its assessment of the carrying value of its goodwill. As of September 30, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz totalled $54,404, $27,069 and $60,645, respectively. Based on information currently available and current assessment of factors that could impact the Company's future cash flows in connection with anticipated digitalization, the estimated fair values of the impacted reporting units (CTC, Domashny and Peretz) were in excess of their respective carrying amounts by more than 10%.

        The Company made a decision that all three of its channels participate in the tender for slots in the second multiplex. Given Roskomnadzor's terms for participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of its channels' business models. While the models used in the Company's assessments of its reporting units in its interim impairment testing incorporate changes in assumptions on revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of transition to digital broadcasting, the results of the tender for the second multiplex, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill.

        While digital broadcasting would increase the Company's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, the Company believes the most significant of these uncertainties relate to the Company's technical penetration and its impact on advertising revenues, and the Company's overall operating costs during (and following) the transition to digital broadcasting.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. IMPAIRMENT LOSS (Continued)

        There may be other risks and expenses that the Company encounters during and subsequent to the transition that the Company is unable to anticipate at this time that could be material to its future financial position and results of operations. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

        In addition, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income. At September 30, 2012, the Company has determined that no downward adjustments to the macroeconomic outlook are required.

        In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of September 30, 2012, the Company's consolidated net book value (or shareholders' equity) amounted to $697,319 (after the impairment losses recorded as a result of impairment review, as described above). This compares to a market capitalization of the Company of $1,432,936 as of September 30, 2012 ($1,339,621 as of November 2, 2012).

        The Company considers all current information in determining the need for or calculating the amount of any impairment charges, however, future changes in events or circumstances, could result in decreases in the fair values of its intangible assets and goodwill.

9. STOCKHOLDERS' EQUITY

        As of December 31, 2011, and September 30, 2012 the Company's outstanding share capital was as follows:

Type	December 31, 2011	September 30, 2012
Common stock outstanding	157,320,070	158,160,719

Common Stock and Additional-paid-in capital

        The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings. In the nine months ended September 30, 2012, the Company's former CEO exercised options to purchase 840,649 shares of common stock, for aggregate consideration of $4,615.

Dividends

        During the nine months of 2012 the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012
April 27, 2012	$0.13	$20,561	June 1, 2012	June 27 - 28, 2012
July 31, 2012	$0.13	$20,561	September 1, 2012	September 27, 2012

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2011 and 2012:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2010	$794,641	$793,024	$1,617
Net Income	81,259	77,653	3,606
Other comprehensive income (loss)	(37,818)	(37,923)	107

Comprehensive income	$43,441	$39,728	$3,713

Share capital	3	3	—
Additional paid-in capital	22,236	22,236	—
Acquisition of non-controlling interest	641	—	641
Dividends declared	(99,133)	(94,320)	(4,813)

Stockholders' equity, September 30, 2011	$761,829	$760,671	$1,158

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net Income	30,270	28,188	2,082
Other comprehensive income	26,860	26,739	121

Comprehensive income	$57,130	$54,927	$2,203

Share capital	9	9	—
Additional paid-in capital	8,850	8,850	—
Dividends declared	(65,878)	(61,683)	(4,195)

Stockholders' equity, September 30, 2012	$697,319	$696,075	$1,244

10. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the 2011 Annual Report—"Item 8. Financial Statements—Note 16, Stockholders' Equity" for a discussion of these programs.

        On January 6, 2012, the Compensation Committee of the Company's Board approved additional grants of options to purchase up to 560,000 shares of common stock to certain employees of the Company, at an exercise price of $9.07, under the Company's 2009 Stock Incentive Plan. The exercise price represents the closing price of the Company's common stock on the grant date. These options are divided equally into two tranches: options that vest over four years and are subject only to the passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors for each of 2012, 2013, 2014 and 2015 (the "Performance-based Tranche").

        Also, in February 2012, the Compensation Committee of the Company's Board approved performance criteria for the 2012 Performance-based sub-tranche in respect of options to purchase an aggregate of 619,375 shares of common stock granted under the 2009 Stock Incentive Plan.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. STOCK-BASED COMPENSATION (Continued)

        The following assumptions were used in the option-pricing model to assess the fair values of the options granted in the nine months ended September 30, 2012:

Options
Risk free interest rate	0.38 - 1.20%
Expected option life (years)	2.5 - 5.5
Expected dividend yield	5.40 - 6.28%
Volatility factor	51.44 - 84.69%
Weighted-average grant date fair value (per share)	$2.24

        As of September 30, 2012, the total compensation cost related to unvested granted awards not yet recognized of $9,114 is to be recognized over a weighted average period of 2.6 years.

11. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia (the "Treaty"). The Company's Russian- and Kazakh-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan was 20% in 2011 and the nine months ended September 30, 2012. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends by its Russian subsidiaries. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to withholding tax of 9% in instances of ownership of less than 50%.

        The Company's effective income tax rate was 43% and 5% for the three months ended September 30, 2011 and 2012, respectively, and 39% and 53% for the nine months ended September 30, 2011 and 2012, respectively. In the three- and nine-month periods ended September 30, 2011, the Company's effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2011 in respect of the DTV trade name and certain of its regional broadcasting licenses. The impairment loss decreased the Company's income before tax by $16.8 million and decreased income tax expense by $3.4 million. Net of the impairment loss, the Company's effective tax rate for the three- and nine-month periods ended September 30, 2011 would have been 35% and 37%, respectively.

        In the three- and nine-month periods ended September 30, 2012, the Company's effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2012 as result of the revision of the useful lives of the Company's broadcasting licenses (Note 8). The impairment loss decreased the Company's income before tax by $82,503 and decreased income tax expense by $16,501. Net of the impairment loss, the Company's effective tax rate for the three- and nine-month periods ended September 30, 2012 would have been 35% and 34%, respectively. The decrease in effective tax rate net of impairment loss when comparing the nine-month periods ended September 30, 2011 and 2012 was primarily due to decreases in stock-based compensation expense, and the recognition of certain foreign tax credits that will be deducted from US income tax.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. Considerable uncertainty remains concerning economic stability globally in the medium-term. The economic downturn experienced in the second half of 2011, in both the European and global economies, resulted in reduced growth in the advertising market. During the nine months ended September 30, 2012, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, advertisers and business confidence, which could negatively affect the Company's future financial position, results of operations and business prospects. Despite some indications of recovery there continues to be uncertainty regarding further economic growth in Russia, the depth and duration of the European area recession, and consequently the extent of the global economic slowdown, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

  Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase the Company's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms to participate in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of its channels' business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See also Note 8.

  Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces the exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. During the three months ended September 30, 2012, the Russian ruble appreciated by 6% against the US dollar but was on average 9% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2011. During the nine months ended September 30, 2012, the Russian ruble appreciated by 4% against the US dollar but was on average 7% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2011. If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

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

        During the first nine months of 2012, the Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For these derivative instruments that were designated and qualify as fair value hedges, the Company recognized the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, immediately in the foreign currency gain (loss) on the condensed consolidated statement of income. The notional amount of these foreign exchange forward contracts was $10,293 as of September 30, 2012.

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments, are referred to as an "economic hedge" or "non-designated hedges". Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item in the condensed consolidated statement of income that is consistent with the nature of the hedged risk. During the first nine months of 2012, the Company entered into short-term non-designated hedges to mitigate its exposure related to US-dollar denominated payments of dividends. The notional amount of these foreign exchange forward contracts was $6,000 as of September 30, 2012.

        The fair values of the Company's derivative assets of $69 and derivative liabilities of $145 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discount rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of September 30, 2012:

	Total	Through 2012	2013	2014	2015	2016
	(in thousands)
Acquisition of programming rights	$298,454	$91,308	$159,254	$44,442	$3,450	$0
Transmission and satellite fees	104,569	9,589	23,318	23,069	23,710	24,883
Leasehold obligations	36,471	1,901	7,985	8,424	8,878	9,283
Network affiliation agreements	7,151	837	2,266	2,156	1,572	320
Acquisition of format rights	6,853	6,853	—	—	—	—
Cable connections	5,347	392	1,239	1,239	1,239	1,238
Payments for intellectual rights	3,361	174	736	777	817	857
Other contractual obligations	4,514	661	1,276	817	859	901
Total	$466,720	$111,715	$196,074	$80,924	$40,525	$37,482

        In addition, in connection with planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, the Company expects to incur approximately $24 million of such expenses; it may also incur further costs, in addition to those it currently has, during the transition period and thereafter. Governmental authorities have indicated that each channel participating in the second digital multiplex will be expected to pay up to $26 million annually in transmission fees. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly the Company may be unable to secure or maintain carriage of its channels' signals over cable in certain regions, or at transmission rates that are consistent with historical experience. As a result, there can be no assurance that the Company will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of its signals with cable providers.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2011 and September 30, 2012. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities may take a more assertive position in their assessment of the legislation and it is possible that transactions and activities that have not been challenged in the past may be challenged retroactively.

        As of December 31, 2011 and September 30, 2012, the Company included accruals for contingencies related to non-income taxes totaling $2,722 and $3,037, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $1,700 and $1,684, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        Additionally, the Company has identified possible contingences related to non-income taxes that are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of September 30, 2012, management estimates such contingencies related to non-income taxes to be up to approximately $1,317.

        It is the opinion of management that the ultimate resolution of the Company's tax liabilities, to the extent not previously provided for, will not have a material effect on the financial condition of the Company.

Compliance with Licenses terms

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years, and starting November 2011, every ten years. In November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format. The Company has obtained universal licenses for all its channels.

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

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In late 2011, a lawsuit was filed in Russia against the Company (Peretz Channel) and other unrelated parties concerning alleged patent infringement in connection with a process used in a TV program aired in 2009 and 2010. In March 2012, the plaintiffs filed an amended claim substantially increasing the amount of damages sought and alleging joint liability on the part of the Company and the other defendants. In July 2012, the plaintiffs further amended the claim to decrease the amount of damages and remove their claim for joint liability. In its preparations for court hearings, the Company had filed a petition to the Russian federal service for intellectual property ("Rospatent") challenging the validity of the patent. In August 2012, the patent was invalidated by Rospatent. This decision of Rospatent came into force on October 10, 2012; the court has subsequently postponed its hearings on the merits of the pending lawsuit to November 26, 2012. The Company has currently assessed the probability of an unfavorable outcome as remote.

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

	Three months ended September 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$94,945	$134	$29,139	$786,334	$(1,045)	$(43,338)	$(919)	$—
Domashny Network	20,870	2	3,012	62,723	(477)	(11,214)	—	—
Peretz Network	13,034	—	(9,065)	163,072	(722)	(5,618)	—	(11,136)
CTC Television Station Group	21,234	579	10,396	93,149	(536)	—	—	(3,533)
Domashny Television Station Group	3,435	967	1,053	54,280	(506)	—	—	(413)
Peretz Television Station Group	1,499	422	(3,181)	117,649	(1,233)	—	—	(1,761)
CIS Group	4,086	—	(671)	25,053	(169)	(3,047)	—	—
Production Group	109	6,097	(543)	46,515	(12)	—	(6,020)	—
Business segment results	$159,212	$8,201	$30,140	$1,348,775	$(4,700)	$(63,217)	$(6,939)	$(16,843)

Eliminations and other	366	(8,201)	(3,622)	(380,767)	(80)	381	5,968	—
Consolidated results	$159,578	$—	$26,518	$968,008	$(4,780)	$(62,836)	$(971)	$(16,843)

	Three months ended September 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$93,265	$105	$24,808	$868,113	$(1,246)	$(44,740)	$(886)	$—
Domashny Network	20,584	1	1,879	86,582	(331)	(12,285)	(1)	—
Peretz Network	18,249	—	4,744	95,326	(723)	(5,853)	—	—
CTC Television Station Group	17,943	723	(8,009)	53,090	(557)	(91)	—	(19,523)
Domashny Television Station Group	3,796	982	(15,043)	42,365	(730)	(1)	—	(16,224)
Peretz Television Station Group	1,741	432	(44,681)	62,142	(1,151)	—	—	(43,795)
CIS Group	5,219	—	(1,850)	24,146	(108)	(2,392)	—-	(2,961)
Production Group	204	7,355	(15)	52,866	(3)	(184)	(6,827)	—
Business segment results	$161,001	$9,598	$(38,167)	$1,284,630	$(4,849)	$(65,546)	$(7,714)	$(82,503)

Eliminations and other	1,008	(9,598)	(5,881)	(397,329)	(62)	509	6,648	—
Consolidated results	$162,009	$—	$(44,048)	$887,301	$(4,911)	$(65,037)	$(1,066)	$(82,503)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$331,066	$390	$110,255	$786,334	$(2,310)	$(149,250)	$(1,851)	$—
Domashny Network	64,938	7	10,316	62,723	(952)	(33,503)	—	—
Peretz Network	41,610	—	(8,720)	163,072	(2,239)	(23,292)	—	(11,136)
CTC Television Station Group	64,453	1,518	39,082	93,149	(1,625)	—	—	(3,533)
Domashny Television Station Group	10,127	2,618	3,172	54,280	(1,387)	—	—	(413)
Peretz Television Station Group	4,380	1,054	(6,255)	117,649	(3,665)	—	—	(1,761)
CIS Group	11,978	—	310	25,053	(441)	(6,752)	—	—
Production Group	175	18,904	(849)	46,515	(47)	—	(17,484)	—
Business segment results	$528,727	$24,491	$147,311	$1,348,775	$(12,666)	$(212,797)	$(19,335)	$(16,843)

Eliminations and other	875	(24,491)	(23,120)	(380,767)	(259)	3,750	17,539	—
Consolidated results	$529,602	$—	$124,191	$968,008	$(12,925)	$(209,047)	$(1,796)	$(16,843)

	Nine months ended September 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Amortization of programming rights	Amortization of sublicensing rights and own cost of production	Impairment loss
CTC Network	$329,495	$297	$93,304	$868,113	$(4,000)	$(156,162)	$(3,956)	$—
Domashny Network	64,449	13	5,539	86,582	(1,026)	(37,346)	(33)	—
Peretz Network	51,749	—	11,801	95,326	(2,244)	(19,750)	—	—
CTC Television Station Group	58,965	1,738	18,447	53,090	(1,571)	(263)	—	(19,523)
Domashny Television Station Group	11,731	3,026	(12,002)	42,365	(2,154)	(3)	—	(16,224)
Peretz Television Station Group	5,546	1,605	(46,250)	62,142	(3,542)	(1)	—	(43,795)
CIS Group	15,533	—	(539)	24,146	(331)	(7,988)	—	(2,961)
Production Group	398	14,371	(1,644)	52,866	(19)	(207)	(13,521)	—
Business segment results	$537,866	$21,050	$68,656	$1,284,630	$(14,887)	$(221,720)	$(17,510)	$(82,503)

Eliminations and other	2,847	(21,050)	(13,611)	(397,329)	(164)	1,533	13,206	—
Consolidated results	$540,713	$—	$55,045	$887,301	$(15,051)	$(220,187)	$(4,304)	$(82,503)

14. SUBSEQUENT EVENTS

        On November 1, 2012, the Company's Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20,561 in total, which will be paid on or about December 28, 2012 to shareholders of record as of December 1, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2012. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012 (the "2011 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

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

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 94.7% with its signal covering approximately 100 million people in Russia. Starting from January 2013, CTC will focus on 10 to 45 year-old viewers.

  •
  Domashny Network.  Since January 2012, Domashny channel has focused on 25-59 year-old female viewers. Domashny's technical penetration is 84.9% with its signal covering approximately 63 million people in Russia.

  •
  Peretz Network.  Since January 2012, Peretz channel has focused primarily on 25-59 year-old viewers. Peretz's technical penetration is 80.1% with its signal covering approximately 61 million people in Russia. Starting from January 2013, Peretz will focus on 25 to 49 year-old viewers.

        Each of our networks is responsible for its own broadcasting operations, including the licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and Peretz Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and Peretz Television Station Group manage 55, 44 and 52 owned-and-operated stations and repeater transmitters, respectively. Our owned-and-operated stations and unmanned repeaters provide 61.3% technical penetration for the CTC Network (or 64.7% of its total penetration of 94.7%); 43.7% technical penetration for the Domashny Network (or 51.5% of its total penetration of 84.9%); and 49.83% technical penetration for the Peretz Network (or 62.2% of its total penetration of 80.1%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

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

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver to a large share of viewers with desirable demographics, and the availability and cost of quality programming. Our results of operations are also affected by the value of the Russian ruble compared to the US dollar.

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved in 2010, the economic downturn experienced in the second half of 2011, both in Europe and globally, has resulted in reduced advertiser demand. Although the Russian economy demonstrated modest recovery during the first nine months of 2012, considerable uncertainty remains concerning economic stability globally in the medium-term. Though we anticipate that the advertising market in 2012 as a whole will be larger than in 2011, the macroeconomic forecast anticipates modest global economic growth in 2013, with US economic growth remaining below its long-term trend and a recession in the European area. We are cautious about the potential negative impact that current economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and through increases in the price of advertising.

        The continued success of our advertising sales depends largely on our ability to attract a large share of the key target audiences, especially during primetime. Our ability to attract our key target audiences in turn depends in large part on our ability to broadcast quality programming. We face strong competition from other television broadcasters for programming content, and we must continue to strive towards air programming that addresses evolving audience tastes and trends in television broadcasting.

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. During the three months ended September 30, 2012, the Russian ruble appreciated by 6% against the US dollar, but was on average 9% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2011. During the nine months ended September 30, 2012, the Russian ruble appreciated by 4% against the US dollar, and was on average 7% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2011.

        While the ongoing development and expansion of our television networks represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources.

  Transition to digital broadcasting

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. The government's plan calls for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV and Karousel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government. It was envisioned that the terms and milestones for the second and remaining multiplexes would be different from those applicable to the first multiplex.

        On August 22, 2012, the government created an advisory council representing major broadcasters, including the Company, in order to develop principles of implementation of governmental initiatives in the media industry, such as the digitalization project. On October 16, 2012, Roskomnadzor announced the terms of the tender for a second multiplex. The results of the tender are to be announced on December 14, 2012. According to Roskomnadzor's announcement, 10 channels will be selected and will be required to sign a 10-year contract with the transmission provider with annual transmission fees of up to approximately $26 million. Each applying channel must have a universal license permitting it to broadcast throughout the whole territory of Russia. Governmental authorities have also announced that the existing analog broadcasting system will be switched off at the end of the rollout period, and indicated regional deadlines ranging from 2014 to 2017. We have made a decision that all three of our Russian channels will participate in the tender for slots in the second multiplex.

        We believe that the introduction of digitalization will not adversely affect our ability to broadcast in the medium term, as our channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

  Television Advertising Sales

        We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. At the national level and for substantially all of the stations in the Television Station Groups, this advertising is currently placed through our own advertising sales house, EvereST-S, which serves as the exclusive advertising sales agent for all of our Russian networks and Television Station Groups in respect of Moscow-based clients, and as non-exclusive advertising sales agent for other Television Station Group clients. Advertising sales to local clients of our regional stations are made, primarily, through Video International, an external sales house. EvereST-S has direct sales arrangements with advertisers or their agencies. Our cooperation model with Video International provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance and analytical support and consulting services. See "—Our Agreements with Video International" below.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic. Since January 2012, Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz Channels will be narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are highly commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as on overall television viewership. Due to the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability, sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell. In addition, our advertising revenues may be adversely impacted by increased competition in light of the planned introduction of digital broadcasting. See also "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2011, approximately 31% of our total advertising revenues were generated in the fourth quarter.

Our Agreements with Video International

        Effective January 1, 2011, our sales house has licensed Video International's proprietary advertising software package (including its automated system for the placement of television advertising, automated document management system, and media calculator modules). In addition, the Video International group provides a number of support services related to maintenance of the software package, such as technical support and consulting along with integration of the software, as well as Russian advertising market analytical services including forecasts, market surveys and research. In particular, Video International provides a detailed analysis of the Russian television market, including audience share and advertising market dynamics.

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

  Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our 2011 Annual Report. See also "Item 1. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies".

        Assets with indefinite useful lives—As more fully described in "Item 1. Financial Statements—Note 8, Impairment loss", after considering the recent developments regarding the expected terms of digital broadcasting in Russia and CIS, we determined that the lives of our analog broadcasting licenses were no longer indefinite. As these licenses are no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, assumptions have been required to estimate the remaining lives over which we expect to generate cash flows with each of these licenses. As of September 30, 2012, this determination has been the most significant change in assumptions used to determine the fair value of our broadcasting licenses; by contrast, in prior periods the Company's estimates of cash flows from these licenses were based on perpetuity. Based on the government's current timelines for switching off analog broadcasting, the estimated remaining economic lives of our analog broadcasting licenses was reassessed to the range of 2.75 to 5.75 years, depending on the region. See also "—Impairment loss" and "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

        Goodwill—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. However, if future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses. As of September 30, 2012, we determined that no downward adjustments to our macroeconomic outlook are required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income. There may also be risks and expenses that we encounter during and subsequent to the transition to digital broadcasting that we are unable to anticipate at this time that could be material to our future financial position and results of operations. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See also "—Impairment loss" and "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

        The fair value of our Production Group reporting unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our networks for broadcast. In making our periodic assessment of the fair value of this unit, we make judgments based on the volume and marketability of historical production, our near- and medium-term production plans and existing purchase commitments received, as well as the impact of competitive programming that is available to our networks. As of September 30, 2012, based on management's projections, we concluded that the fair value of our Production Group reporting unit exceeded its carrying value by more than 10%.

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

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
REVENUES:
Advertising	96.8%	97.2%	97.7%	96.5%
Sublicensing	2.5	2.1	1.8	2.9
Other revenue	0.7	0.7	0.5	0.6

Total operating revenues	100.0	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of amortization of programming rights and sublicensing rights, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(6.9)	(6.3)	(6.1)	(6.2)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation)	(22.4)	(25.1)	(22.0)	(23.1)
Stock based compensation	(0.5)	(1.1)	(2.9)	(0.9)
Amortization of programming rights	(39.4)	(40.1)	(39.5)	(40.7)
Amortization of sublicensing rights and own production cost	(0.6)	(0.7)	(0.3)	(0.8)
Depreciation and amortization (exclusive of amortization of programming rights, sublicensing rights and own production cost)	(3.0)	(3.0)	(2.4)	(2.8)
Impairment loss	(10.6)	(50.9)	(3.2)	(15.3)

Total operating expenses	(83.4)	(127.2)	(76.6)	(89.8)

Operating income/(loss)	16.6	(27.2)	23.4	10.2
Foreign currency gains/(loss)	(1.3)	0.7	(0.1)	0.3
Interest income	0.8	1.1	0.7	1.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other non-operating income, net	2.8	0.2	0.9	0.2
Equity in income of investee companies	0.1	0.1	0.1	0.1

Income/(loss) before income tax	18.9	(25.2)	25.0	11.8

Income tax (expense)/benefit	(8.1)	1.2	(9.7)	(6.2)

Consolidated net income/(loss)	10.8	(24.0)	15.3	5.6

(Income)/loss attributable to noncontrolling interest	(0.6)	0.2	(0.7)	(0.4)

Net income/(loss) attributable to CTC Media, Inc. stockholders	10.3%	(23.8)%	14.7%	5.2%

Comparison of Unaudited Condensed Consolidated Statements of Income/(Loss) for the Three and Nine Months ended September 30, 2011 and 2012

  Total operating revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$95,079	$93,370	$331,456	$329,792
Change period-to-period	—	(1.8)%	—	(0.5)%
Domashny Network	20,872	20,585	64,945	64,462
Change period-to-period	—	(1.4)%	—	(0.7)%
Peretz Network	13,034	18,249	41,610	51,749
Change period-to-period	—	40.0%	—	24.4%
CTC Television Station Group	21,813	18,666	65,971	60,703
Change period-to-period	—	(14.4)%	—	(8.0)%
Domashny Television Station Group	4,402	4,778	12,745	14,757
Change period-to-period	—	8.5%	—	15.8%
Peretz Television Group	1,921	2,173	5,434	7,151
Change period-to-period	—	13.1%	—	31.6%
CIS Group	4,086	5,219	11,978	15,533
Change period-to-period	—	27.7%	—	29.7%
Production Group	6,206	7,559	19,079	14,769
Change period-to-period	—	21.8%	—	(22.6)%
Eliminations and other	(7,835)	(8,590)	(23,616)	(18,203)

Total	$159,578	$162,009	$529,602	$540,713

Change period-to-period	—	1.5%	—	2.1%

        Our total operating revenues increased by 1.5% and 2.1%, respectively, when comparing the three- and nine-month periods under review. The depreciation of the Russian ruble against the US dollar of 9% and 7%, respectively, negatively impacted our operating revenues in US dollar terms. In ruble terms, our total operating revenues increased approximately 12% and 10%, respectively, when comparing the three- and nine-months periods under review, primarily reflecting the impact of overall market growth (discussed below). In addition, such increase reflected the net effect of increased audience shares of the Domashny and Peretz channels and lower year-on-year target audience share of the CTC channel. See—"Advertising revenues" below.

        We estimate that the total Russian television advertising market (which includes both national and regional markets) increased by approximately 10%-12% and 8%-9%, respectively, in ruble terms when comparing the three- and nine-month periods ended September 30, 2011 and 2012, reflecting higher advertiser demand due to improved general macroeconomic conditions. The regional advertising market increased in line with the total market by approximately 8-9%, when comparing the nine-months periods under review; when comparing the three-months periods under review, regional market growth was moderate reflecting the timing effect of the first half of 2012 being significantly higher when comparing to the same period of 2011.

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

  Advertising revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$90,603	$90,394	$321,237	$315,036
Change period-to-period	—	(0.2)%	—	(1.9)%
Domashny Network	20,868	20,446	64,855	63,803
Change period-to-period	—	(2.0)%	—	(1.6)%
Peretz Network	12,905	18,059	41,461	51,377
Change period-to-period	—	39.9%	—	23.9%
CTC Television Station Group	21,157	17,871	64,141	58,738
Change period-to-period	—	(15.5)%	—	(8.4)%
Domashny Television Station Group	3,376	3,720	9,936	11,508
Change period-to-period	—	10.2%	—	15.8%
Peretz Television Group	1,482	1,717	4,301	5,467
Change period-to-period	—	15.9%	—	27.1%
CIS Group	4,050	5,075	11,560	15,094
Change period-to-period	—	25.3%	—	30.6%
Production Group	—	34	42	60
Change period-to-period	—	100.0%	—	42.9%
Eliminations and other	(9)	164	(51)	459

Total	$154,432	$157,480	$517,482	$521,542

Change period-to-period	—	2.0%	—	0.8%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenues are recorded net of VAT. In addition, advertising sales to local clients of our regional stations and sales in our CIS Group segment under our agency agreements with Video International are recognized net of agency commissions. See "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Revenue recognition".

        The table below provides certain key statistics about the CTC, Domashny and Peretz television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended September 30,				Nine months ended September 30,
	2011	2012	2011	2012	2011	2012	2011	2012
CTC	9.9	8.7	7.2	6.3	10.8	9.6	7.7	6.9
Domashny	3.3	3.6	2.4	2.6	3.1	3.7	2.3	2.7
Peretz	2.0	2.6	1.6	2.2	2.0	2.6	1.7	2.1

        CTC Network.    CTC Network's advertising revenues decreased by 0.2% and 1.9%, respectively, in US dollar terms, when comparing the three-and nine-month periods under review. In ruble terms, CTC Network's advertising revenues increased by 9.9% and 6.0%, respectively, when comparing the three-and nine-month periods under review mainly due to overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 11% and 9%, respectively (discussed above) and our ability to command higher than average prices for the advertising sold, when comparing the periods under review. Such increase was partially offset by the decreased target audience share of 12% and 11%, respectively, when comparing the periods under review. The decrease in audience share when comparing the three- and nine-month periods under review reflects the increase in competition from smaller TV channels and from smaller non-free-to-air and local TV channels, decreased amount of first run content, especially in prime-time, as well as the relative underperformance of certain of our programming. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership, which was up year-on-year from 14.6% to 16.2% among 6 to 54 year-olds. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Domashny Network's advertising revenues decreased by 2.0% and 1.6%, respectively, in US dollar terms, when comparing the three-and nine-month periods under review. In ruble terms, Domashny Network's advertising revenues increased by 7.9% and 6.3%, respectively, when comparing the three- and nine-month periods under review mainly due to overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 11% and 9%, respectively, when comparing the three- and nine-month periods under review (discussed above). In addition, such increase reflected the net effect of increased target audience share of 9% and 19%, respectively, and the reallocation of certain advertising time to regional windows of Domashny Station Group due to higher demand for Domashny Inventory on regional level. The increase in audience share was due to the strong performance of our programming during the periods under review, primarily driven by the success of the Turkish and locally produced series, as well as by the broader programming schedule.

        Peretz Network.    Peretz Network's advertising revenues increased by 39.9% and 23.9%, respectively, in US dollar terms, when comparing the three- and nine-month periods under review. In ruble terms, Peretz Network's advertising revenues increased by 54.1% and 33.9%, respectively, when comparing the three- and nine-month periods under review, primarily due to increased target audience share of 30% and 30%, respectively, in the periods under review, and due to the overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 11% and 9%, respectively (discussed above), when comparing the three- and nine-month periods under review. The increase in our audience share over the periods under review was the result of better performance of our programming in the three- and nine-month periods ended September 30, 2012 compared with the same periods of 2011, which primarily included locally produced shows.

        A new law "On protection of children from harmful information" came into force on December 31, 2010, and is effective from September 1, 2012. See "Item 1A. Risk Factors—The Russian legal system can create an uncertain environment for investment and business activity, which could have a material adverse effect on our business and the value of our common stock". We do not believe that implementation of this law will adversely affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is geared towards women. Depending on the approach taken by the regulator to the enforcement of this law, we may revise our approach to programming on our Peretz Channel, since it is more provocative, with a "reality" format. Although we believe that Peretz channel's overall positioning will remain the same and that we are in compliance with this new law, any revisions of our programming could adversely impact the audience share of our Peretz Channel.

        Television Station Groups.    In ruble terms, the regional advertising market increased in line with the total market by approximately 8 - 9%, when comparing the nine-month periods under review; when comparing the three-month periods under review, regional market growth was moderate reflecting the timing effect of the first half of 2012 being significantly higher when comparing to the same period of 2011.

        Advertising revenues of the CTC Television Station Group decreased by 15.5% and 8.4%, respectively, in US dollar terms when comparing the three- and nine-month periods under review. In ruble terms, CTC Television Station Group's advertising revenues decreased by 7% and 1%, respectively, when comparing the three- and nine-month periods under review, primarily due to the net effect of decreased target audience share of 12% and 11%, respectively, and reflecting the dynamic of regional television advertising demand (discussed above).

        Advertising revenues of the Domashny and Peretz Television Station Groups increased by 10.2% and 15.9%, respectively, in US dollar terms when comparing the three-month periods under review and increased by 15.8% and 27.1%, respectively, in US dollar terms when comparing the nine-month periods under review. In ruble terms, Domashny and Peretz Television Station Groups' advertising revenues increased by 21.4% and 27.6%, respectively, when comparing the three-month periods under review and increased by 25.2% and 37.4% , respectively, when comparing the nine-month periods under review. Such increases were primarily due to increased audience shares of the channels of 9% and 30%, respectively, when comparing the three-month periods under review, and of 19% and 30%, respectively, when comparing the nine-month periods under review, resulting in increased inventory to sell, and reflecting the dynamic of regional television advertising demand as well as revenues from newly acquired stations. In addition to the factors above, when comparing the periods under review, advertising revenues of the Domashny Television Station Group increased due to the reallocation of certain advertising time from national to regional windows.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. Advertising revenues of the Channel 31 Group increased by 25.3% and 30.6%, respectively, when comparing the three- and nine-month periods under review, primarily due to increased sellout. The target audience share of Channel 31 was 17.7% and 15.3% during the three months ended September 30, 2011 and 2012, respectively, and 16.0% and 15.1% during the nine months ended September 30, 2011 and 2012, respectively. The decrease in audience shares primarily reflects increased competition from the state-owned channels which aired the 2012 summer Olympics. In US dollar terms, the Kazakh advertising market increased by 7% and was approximately flat, according to our internal estimates, when comparing the three- and nine-month periods under review.

  Sublicensing, own production and other revenues

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$4,476	$2,976	$10,219	$14,756
Change period-to-period	—	(33.5)%	—	44.4%
Production Group	6,206	7,525	19,037	14,709
Change period-to-period	—	21.3%	—	(22.7)%
Eliminations and other	(5,536)	(5,972)	(17,136)	(10,294)

Total	$5,146	$4,529	$12,120	$19,171

Change period-to-period		(12.0)%		58.2%

        Networks.    Our sublicensing, own production and other revenues at CTC Network decreased by 33.5% when comparing the three-month periods under review, as a result of the timing of sales to broadcasters in Ukraine. When comparing the nine-month periods under review, these revenues increased by 44.4%, due to higher sublicensing sales to broadcasters in Ukraine in the first quarter of 2012.

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

  Total operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(65,940)	$(68,562)	$(221,201)	$(236,488)
Change period-to-period	—	4.0%	—	6.9%
Domashny Network	(17,860)	(18,706)	(54,629)	(58,923)
Change period-to-period	—	4.7%	—	7.9%
Peretz Network	(22,099)	(13,505)	(50,330)	(39,948)
Change period-to-period	—	(38.9)%	—	(20.6)%
CTC Television Station Group	(11,417)	(26,675)	(26,889)	(42,256)
Change period-to-period	—	133.6%	—	57.1%
Domashny Television Station Group	(3,349)	(19,821)	(9,573)	(26,759)
Change period-to-period	—	491.8%	—	179.5%
Peretz Television Group	(5,102)	(46,854)	(11,689)	(53,401)
Change period-to-period	—	818.3%	—	356.8%
CIS Group	(4,757)	(7,069)	(11,668)	(16,072)
Change period-to-period	—	48.6%	—	37.7%
Production Group	(6,749)	(7,574)	(19,928)	(16,413)
Change period-to-period	—	12.2%	—	(17.6)%
Eliminations and other	4,213	2,709	496	4,592

Total	$(133,060)	$(206,057)	$(405,411)	$(485,668)

Change period-to-period	—	54.9%	—	19.8%
% of total operating revenues	83.4%	127.2%	76.6%	89.8%

        Our total operating expenses as a percentage of operating revenues increased from 83.4% to 127.2% when comparing the three months ended September 30, 2011 and 2012, and increased from 76.6% to 89.8%, when comparing the nine months ended September 30, 2011 and 2012. Such increases were due to noncash impairment loss of $82.5 million recorded in the third quarter of 2012 due to the revision of the useful lives of our broadcasting licenses from indefinite to finite. See "—Impairment loss".

        Net of the effect of the impairment charge, our total operating expenses as a percentage of total operating revenues decreased from 83.4% to 76.3% when comparing the three months ended September 30, 2011 and 2012, and decreased from 76.6% to 74.6%, when comparing the nine months ended September 30, 2011 and 2012, mainly due to increased revenues partially offset by increases, as a percentage of operating revenues, in amortization of programming rights and selling, general and administrative expenses. In addition, when comparing the three- month periods under review, the decrease was due to lower direct operation expenses; when comparing the nine- month periods under review, the decrease was due to lower stock-based compensation expenses.

        For the full year, we expect our selling, general and administrative expenses to grow faster than our revenues, primarily due to our sales house unit and marketing.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs in 2013 and thereafter. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we expect to incur approximately $24 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also"—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

  Direct operating expenses

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(2,906)	$(2,675)	$(9,042)	$(8,775)
Change period-to-period	—	(7.9)%	—	(3.0)%
Domashny Network	(1,793)	(1,807)	(5,644)	(5,821)
Change period-to-period	—	0.8%	—	3.1%
Peretz Network	(1,442)	(1,716)	(4,268)	(5,077)
Change period-to-period	—	19.0%	—	19.0%
CTC Television Station Group	(2,200)	(2,134)	(6,555)	(6,566)
Change period-to-period	—	(3.0)%	—	0.2%
Domashny Television Station Group	(1,392)	(1,271)	(3,890)	(3,875)
Change period-to-period	—	(8.7)%	—	(0.4)%
Peretz Television Group	(1,682)	(1,453)	(4,380)	(4,496)
Change period-to-period	—	(13.6)%	—	2.6%
CIS Group	(484)	(410)	(1,428)	(1,357)
Change period-to-period	—	(15.3)%	—	(5.0)%
Production Group	(285)	(168)	(1,024)	(1,443)
Change period-to-period	—	(41.1)%	—	40.9%
Eliminations and other	1,118	1,414	3,698	3,999

Total	$(11,066)	$(10,220)	$(32,533)	$(33,411)

Change period-to-period	—	(7.6)%	—	2.7%
% of total operating revenues	6.9%	6.3%	6.1%	6.2%

        When comparing the three-and nine-month periods under review in absolute terms, direct operating expenses at the Networks and Station Groups were impacted by the depreciation of the Russian ruble against the US dollar of 9% and 7%, respectively. In ruble terms, direct operating expenses increased by approximately 2% and 11%, respectively, when comparing the three- and nine-month periods under review, primarily reflecting the impact of increased transmission fees of 10% and 8%, respectively, as a result of the launch of our new digital broadcasting complex in July 2011, higher satellite fees due to a switch to new satellite systems, regional stations acquired after the third quarter of 2011, and the impact of a 6% decrease in payroll cost at CTC Network in the third quarter of 2012 when comparing to the same period of 2011 due to decreases in production personnel. See the discussion of each segment below.

        Networks.    At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees. Direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues decreased from 3.1% to 2.9% when comparing the three months ended September 30, 2011 and 2012, due to decreases in payroll expenses partially offset by increased transmission and maintenance costs (discussed below) and remained flat at 2.7% when comparing the nine months ended September 30, 2011 and 2012. Direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues increased from 8.6% to 8.8% when comparing the three months ended September 30, 2011 and 2012, and from 8.7% to 9.0% when comparing the nine months ended September 30, 2011 and 2012, principally due to increases in transmission and maintenance costs (discussed below). At Peretz Network, direct operating expenses as a percentage of this segment's total operating revenues decreased from 11.1% to 9.4% when comparing the three months ended September 30, 2011 and 2012, and from 10.3% to 9.8% when comparing the nine months ended September 30, 2011 and 2012 primarily due to increased revenues as a result of higher audience share, partially offset by increased transmission and maintenance costs (discussed below).

        In ruble terms, direct operating expenses at the CTC Network increased by 1.4% and 4.9%, respectively, when comparing the three- and nine-month periods under review; direct operating expenses at the Domashny Network increased by 11.0% and 11.4%, respectively, when comparing the three- and nine-month periods under review; direct operating expenses at the Peretz Network increased by 31.1% and 28.5%, respectively, when comparing the three- and nine-month periods under review. The increase in direct operating expenses in ruble terms at the CTC, Domashny and Peretz Networks was primarily due to increases in transmission and maintenance costs as a result of the launch of our new digital broadcasting complex in July 2011, and higher satellite fees due to the switch to new satellites systems, and increases in sponsorship integration costs at Domashny (when comparing the nine month periods under review), as result of higher volumes of integrated sponsorship placed in the first half of 2012. The increases in direct operating costs in ruble terms due to the factors described above were 18% and 12% at the CTC Network, respectively, 14% and 9% at the Domashny Network, respectively, and 16% and 6% at the Peretz Network, respectively, when comparing the three- and nine-month periods under review. In addition, at Peretz Network, the increase of 20% in both periods relates to higher intercompany costs. These costs are eliminated at consolidated level. At the CTC Network such increases were partially offset by the effect of decreased payroll costs of 18% and 11%, respectively, when comparing the periods under review mainly due to transfers of the employees to the Production Group, and decreased production personnel.

        Television Station Groups.    At the Television Station Group level, direct operating expenses consist primarily of transmission and maintenance costs and payroll expenses for engineering and distribution staff. Direct operating expenses at our Television Station Groups are materially higher as a percentage of those segments' total operating revenues compared to the Networks because we bear the transmission costs of our owned-and-operated stations and repeaters. At the CTC Television Station Group, direct operating expenses as a percentage of that segment's total operating revenues increased from 10.1% to 11.4% when comparing the three months ended September 30, 2011 and 2012, and from 9.9% to 10.8% when comparing the nine months ended September 30, 2011 and 2012, primarily due to decreased revenues and increases in transmission and maintenance costs (discussed below). At the Domashny and Peretz Television Station Groups, direct operating expenses as a percentage of these segments' total operating revenues decreased from 31.6% to 26.6% and from 87.6% to 66.9%, respectively, when comparing the three months ended September 30, 2011 and 2012, and decreased from 30.5% to 26.3% and from 80.6% to 62.9%, respectively, when comparing the nine months ended September 30, 2011 and 2012. These decreases were mainly due to increased revenues, partially offset by increases in transmission costs (discussed below).

        In ruble terms, direct operating expenses increased by 6.9% and 8.2%, respectively, at the CTC Station Group, and by 0.6% and 7.6%, respectively, at the Domashny Station Group, primarily due to an 8% increase in transmission and maintenance costs due to newly acquired stations, partially offset by one-off maintenance costs at the Domashny station in the third quarter of 2011. In ruble terms, direct operating expenses at the Peretz Station Group decreased by 4.9% and increased by 10.9%, respectively, when comparing the three- and nine-month periods under review, reflecting the decreased payroll costs in the third quarter of 2012 due to the transfer of some employees to other segments and an 11% increase in transmission costs, when comparing nine-month periods under review, due to newly acquired regional stations.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses as a percentage of that segment's total operating revenues decreased from 11.8% to 7.9% when comparing the three months ended September 30, 2011 and 2012, and decreased from 11.9% to 8.7% when comparing the nine months ended September 30, 2011 and 2012, mainly due to increased revenues.

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

  Selling, general and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(17,731)	$(19,015)	$(58,748)	$(63,595)
Change period-to-period	—	7.2%	—	8.3%
Domashny Network	(4,384)	(4,282)	(14,530)	(14,697)
Change period-to-period	—	(2.3)%	—	1.1%
Peretz Network	(3,273)	(5,213)	(9,394)	(12,877)
Change period-to-period	—	59.3%	—	37.1%
CTC Television Station Group	(5,061)	(4,370)	(14,913)	(14,333)
Change period-to-period	—	(13.7)%	—	(3.9)%
Domashny Television Station Group	(1,037)	(1,595)	(3,879)	(4,503)
Change period-to-period	—	53.8%	—	16.1%
Peretz Television Group	(426)	(560)	(1,880)	(1,672)
Change period-to-period	—	31.5%	—	(11.1)%
CIS Group	(1,056)	(1,198)	(3,047)	(3,435)
Change period-to-period	—	13.4%	—	12.7%
Production Group	(430)	(392)	(1,325)	(1,223)
Change period-to-period	—	(8.8)%	—	(7.7)%
Eliminations and other	(2,410)	(3,964)	(8,959)	(8,525)

Total	$(35,808)	$(40,589)	$(116,675)	$(124,860)

Change period-to-period	—	13.4%	—	7.0%
% of total operating revenues	22.4%	25.1%	22.0%	23.1%

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

        When comparing the three- and nine-month periods under review in absolute terms, selling, general and administrative expenses at Networks and Station Groups were impacted by the depreciation of the Russian ruble against the US dollar. In the three and nine months ended September 30, 2012, the Russian ruble was 9% and 7% lower on average, respectively, than the average value of the Russian ruble compared to the US dollar during the three and nine months ended September 30, 2011.

        In ruble terms, selling, general and administrative expenses increased by 24.8% and 15.6%, respectively, when comparing the three- and nine-months periods under review, of which increases of 7% and 5%, respectively, related to compensation expenses payable to Video International that are in line with the revenue dynamic, increases of 5% and 2%, respectively, related to advertising and promotion expenses, increases of 8% and 3%, respectively, related to consulting expenses, and an increase of 4% in both periods relates to increases in payroll costs as result of increased headcount in our sales function. For the full year, we expect our selling, general and administrative expenses to grow faster than our revenues, primarily due to our sales house unit and marketing. See the discussion by each segment below.

        Networks.    Selling, general and administrative expenses at the CTC Network as a percentage of the segment's operating revenues increased from 18.6% to 20.4% when comparing the three-month periods under review and from 17.7% to 19.3% when comparing the nine-month periods under review, mainly due to increased promotion and consulting expenses and increases in payroll costs (discussed below). Selling, general and administrative expenses at the Domashny Network as a percentage of the segment's operating revenues were approximately flat at 21% when comparing the three-month periods under review and increased from 22.4% to 22.8% when comparing the nine-month periods under review. Selling, general and administrative expenses at the Peretz Network as a percentage of the segment's operating revenues increased from 25.1% to 28.6% when comparing the three-month periods under review and from 22.6% to 24.9% when comparing the nine-month periods under review, mainly due to the increase in advertising and promotion expenses, partially offset by increased segment revenues.

        In ruble terms, selling, general and administrative expenses at the CTC Network increased by 18.1% and 17.0% when comparing the three- and nine-month periods under review, of which increases of 8.4% and 5.2%, respectively, related to compensation expenses payable to Video International that are in line with revenue dynamic, increases of 3.4% and 6.8%, respectively, related to payroll costs as the result of transfers of some employees from other segments to the CTC Network segment, and increases of 3.3% and 1.7%, respectively, related to new media promotion and certain one-off expenses related to cost optimization consulting. Selling, general and administrative expenses in ruble terms at the Domashny Network increased by 7.6% and 9.3%, respectively, when comparing the three- and nine-month periods under review, of which increases of 6.7% and 4.4%, respectively, related to compensation expenses payable to Video International that are in line with revenue dynamic. Selling, general and administrative expenses in ruble terms at the Peretz Network increased by 75.4% and 48.1%, respectively, when comparing the three- and nine-month periods under review, of which increases of 27.3% and 18.6%, respectively, related to compensation expenses payable to Video International that are in line with revenue dynamic and increases of 31.1% and 15.8%, respectively, related to advertising and promotion expenses.

        Television Station Groups.    Selling, general and administrative expenses at the CTC Television Station Group as a percentage of the segment's total operating revenues were approximately flat at 23% when comparing the three-month periods under review, and increased from 22.6% to 23.6% when comparing the nine-month periods under review. When comparing the nine-month periods under review, the increase was mainly due to the increase in advertising and promotion expenses. Selling, general and administrative expenses at the Domashny Television Station Groups as a percentage of the segment's total operating revenues increased from 23.6% to 33.4% when comparing the three-month periods under review, and were flat at 30% when comparing the nine-month periods under review, principally due to increases in advertising and promotion expenses partially offset by the increased revenue derived from this segment. Selling, general and administrative expenses at the Peretz Television Station Groups as a percentage of the segment's total operating revenues increased from 22.2% to 25.8% when comparing the three-month periods under review primarily due to the timing effect of increased advertising and promotion expenses and decreased from 34.6% to 23.4% when comparing the nine-month periods under review, primarily due to increased revenue, and to a lesser extent, decreases in advertising and promotion expenses due to the timing effect of advertising campaigns.

        In ruble terms, selling, general and administrative expenses at the CTC Station Group decreased by 4.9% and increased by 3.9%, respectively, when comparing the three- and nine-month periods under review, of which decreases of 5% and 2%, respectively, related to compensation expenses payable to Video International, in line with revenue dynamic, respectively, and the increase of 4% in the nine-month period under review related to the increase in advertising and promotion expenses. Selling, general and administrative expenses in ruble terms at the Domashny Station Group increased by 69.6% and 25.4%, respectively, when comparing the three- and nine-month periods under review, of which increases of 20.1% and 9.5%, respectively, related to compensation expenses payable to Video International, in line with revenue dynamic, and increases of 44.0% and 12.9% related to the increase in advertising and promotion expenses. Selling, general and administrative expenses at the Peretz Station Group increased by 44.8% and decreased by 3.9% when comparing the three- and nine-month periods under review, of which increases of 9.9% and 8.0%, respectively, related to compensation expenses payable to Video International, in line with revenue dynamic, and an increase of 13.2% and decrease of 7.9%, respectively, related to advertising and promotion expenses due to the timing effect of advertising campaigns.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses decreased from 25.8% to 23.0% when comparing the three-month periods under review and decreased from 25.4% to 22.1% when comparing the nine -month periods under review, mainly due to increased segment revenues.

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

  Stock-based compensation expense

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Stock-based compensation expense	$(756)	$(1,731)	$(15,592)	$(5,352)

        The majority of our stock-based compensation expense relates to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. The increase in stock-based compensation expense when comparing the three-month periods under review was principally due to reversals of certain expenses related to performance-based options and stock appreciation rights that were not expected to vest during the three months ended September 30, 2011. The decrease in stock-based compensation expense when comparing the nine-month periods under review primarily resulted from the departure of our former CEO at the end of 2011, as a result of which his options ceased to vest.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based cash incentive awards of approximately $1.4 million for the remainder of 2012, $5.7 million for 2013, $1.4 million for 2014 and $0.6 million for 2015. In addition, our Board of Directors has agreed to grant equity awards to our new CEO and CFO. The Compensation Committee of our Board of Directors has not yet determined the quantity, price and vesting conditions of these awards, but expects that such terms will be finalized by the end of 2012. The grant date will be the date when the key terms of these awards are determined and agreed. We expect that our estimated stock-based compensation expense will increase as a result of these awards.

  Amortization of programming rights

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(43,338)	$(44,740)	$(149,250)	$(156,162)
Change period-to-period	—	3.2%	—	4.6%
Domashny Network	(11,214)	(12,285)	(33,503)	(37,346)
Change period-to-period	—	9.6%	—	11.5%
Peretz Network	(5,618)	(5,853)	(23,292)	(19,750)
Change period-to-period	—	4.2%	—	(15.2)%
CIS Group	(3,047)	(2,392)	(6,752)	(7,988)
Change period-to-period	—	(21.5)%	—	18.3%
Eliminations and other	381	233	3,750	1,059

Total	$(62,836)	$(65,037)	$(209,047)	$(220,187)

Change period-to-period	—	3.5%	—	5.3%
% of total operating revenues	39.4%	40.1%	39.5%	40.7%

        Networks.    The amortization of programming rights is our most significant expense at the Networks level. Amortization of programming rights at the CTC and Domashny Network segments, as a percentage of total operating revenues, increased from 45.6% to 47.9% and from 53.7% to 59.7%, respectively, when comparing the three months ended September 30, 2011 and 2012, and increased from 45.0% to 47.4% and from 51.6% to 57.9%, respectively, when comparing the nine months ended September 30, 2011 and 2012, primarily due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues in ruble terms (See—"Advertising revenues" above). In addition, when comparing the three-month periods under review, the increase in CTC's programming amortization as a percentage of operating revenues reflected decreased sublicensing revenues. At the Peretz Network, amortization of programming rights, as a percentage of total operating revenues, decreased from 43.1% to 32.1% when comparing the three months ended September 30, 2011 and 2012, and from 56.0% to 38.2% when comparing the nine months ended September 30, 2011 and 2012, primarily due to increased segment revenues (See—"Advertising revenues" above). In addition, when comparing the nine-month periods under review, the decrease in Peretz's programming amortization as a percentage of operating revenues was due to less expensive programming.

        When comparing the three- and nine-month periods under review in absolute terms, programming amortization expenses at the Networks were impacted by the depreciation of the Russian ruble against the US dollar. In the three and nine months ended September 30, 2012, the Russian ruble was on average 9% and 7%, respectively, lower than the average value of the Russian ruble compared to the US dollar during the three and nine months ended September 30, 2011.

        In ruble terms, amortization of programming rights at CTC Network increased by 14% and 13%, respectively, when comparing the three- and nine-month periods under review; amortization of programming rights at Domashny Network increased by 21% when comparing the periods under review; amortization of programming rights at Peretz Network increased by 15% and decreased by 8%, respectively, when comparing the three- and nine-month periods under review. At CTC, the increases were mainly due to increases in both the volume and cost of foreign content resulting from the expiration of certain licenses. In addition, when comparing the nine-month periods under review, the increase was due to an increased volume of first-run Russian series (including premiers) aired in the first half of 2012 compared to the first half of 2011. At Domashny, amortization of programming rights increased due to more expensive foreign and Russian series as well as an increased volume of Russian series. At Peretz, when comparing the three-month periods under review programming expense increased due to more expensive local entertainment shows and programs; when comparing the nine-month periods under review, programming expense decreased due to changes in programming strategy resulting from the channel's re-branding in 2011.

        We amortize programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, we apply an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run. These estimates are periodically reviewed and adjustments, if any, will result in changes to programming amortization rates. To the extent that the revenues we expect to earn from broadcasting a program are lower than the book value, the program rights are written down to their net realizable value by way of recording an additional amortization charge. Based on recurring reviews of revenue patterns for the programming library, we recognized additional charges on programming rights of $7.2 million and $1.4 million during the three months ended September 30, 2011 and 2012, respectively, and $24.0 million and $6.3 million, during the nine months ended September 30, 2011 and 2012, respectively. These amounts include CTC Network's charges of $4.0 million and $0.6 million, for the three months ended September 30, 2011 and 2012, respectively, and $16.1 million and $3.8 million, for the nine months ended September 30, 2011 and 2012, respectively.

        Our estimates of future advertising and other revenues, the performance of our channels and our future broadcasting schedules have a significant impact on the value of our program rights and the annual programming amortization expense.

        CIS Group.    The amortization of programming rights for the CIS Group primarily consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group. Amortization of programming rights for the CIS Group segment, as a percentage of the segment's total operating revenues, decreased from 74.6% to 45.8% when comparing the three months ended September 30, 2011 and 2012, and decreased from 56.4% to 51.4% when comparing the nine months ended September 30, 2011 and 2012, primarily due to increased revenues.

  Amortization of sublicensing rights and own production cost

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(919)	$(886)	$(1,851)	$(3,956)
Change period-to-period	—	(3.6)%	—	113.7%
Production Group	(6,020)	(6,827)	(17,484)	(13,521)
Change period-to-period	—	13.4%	—	(22.7)%
Eliminations and other	5,968	6,647	17,539	13,173

Total	$(971)	$(1,066)	$(1,796)	$(4,304)

Change period-to-period	—	9.8%	—	139.6%
% of total operating revenues	0.6%	0.7%	0.3%	0.8%

        Own production cost represents the cost of internally produced programming sold to other segments in our group as well as licensed to third parties.

        CTC Network.    The increase in the amortization of sublicensing rights and own production cost at the CTC Network level when comparing the three-month periods under review was mainly due to the year-on-year changes in the mix of content sold to broadcasters in Ukraine, partially offset by the decreased volume of content sold. When comparing the nine-month periods under review, the increase in the amortization of sublicensing rights and own production cost was due to the increase in the corresponding revenues.

        Production Group.    Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within amortization of sublicensing rights and own production cost. These expenses are eliminated in consolidation.

        Eliminations and other.    Intercompany expenses consist primarily of programming rights sold by our Production Group to our Networks.

  Depreciation and amortization expense (exclusive of amortization of programming rights and sublicensing rights)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
CTC Network	$(1,045)	$(1,246)	$(2,310)	$(4,000)
Change period-to-period	—	19.2%	—	73.2%
Domashny Network	(477)	(331)	(952)	(1,026)
Change period-to-period	—	(30.6)%	—	7.8%
Peretz Network	(722)	(723)	(2,239)	(2,244)
Change period-to-period	—	0.1%	—	0.2%
CTC Television Station Group	(536)	(557)	(1,625)	(1,571)
Change period-to-period	—	3.9%	—	(3.3)%
Domashny Television Station Group	(506)	(730)	(1,387)	(2,154)
Change period-to-period	—	44.3%	—	55.3%
Peretz Television Group	(1,233)	(1,151)	(3,665)	(3,542)
Change period-to-period	—	(6.7)%	—	(3.4)%
CIS Group	(169)	(108)	(441)	(331)
Change period-to-period	—	(36.1)%	—	(24.9)%
Eliminations and other	(92)	(65)	(306)	(183)

Total	$(4,780)	$(4,911)	$(12,925)	$(15,051)

Change period-to-period	—	2.7%	—	16.4%
% of total operating revenues	3.0%	3.0%	2.4%	2.8%

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

        Our depreciation and amortization expense will be significantly impacted by the amortization of our analog licenses from October 1, 2012, due to reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting. See "—Key Factors Affecting Our Results of Operations" and "—Impairment loss". We estimate that the amortization charge for our broadcast licenses will be approximately $4.6 million in the fourth quarter of 2012 and $18.3, $18.3, $17.4, $12.1, $9.6 and $4.3 million annually from 2013 through 2018. The estimated useful lives of certain fixed assets could be impacted as a result of the migration, subject to availability of further information, which could require us to accelerate depreciation expense on a prospective basis.

  Impairment loss

        As the result of an interim impairment review performed as of September 30, 2011, we recorded non-cash impairment losses totaling $5.7 million related to several regional broadcasting licenses (most of them acquired in 2007-2008), primarily due to a decrease in cash flow projections in response to a more conservative forecast for advertising market growth for 2012 and thereafter.

        As of September 30, 2012, our impairment loss relates to analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting, as discussed below.

        On August 22, 2012, the government created an advisory council representing major broadcasters, including our company, in order to develop principles of implementation of governmental initiatives in the media industry, such as the digitalization project. On October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second multiplex. The results of the tender are to be announced on December 14, 2012. Governmental authorities have also announced that the existing analog broadcasting system will be switched off at the end of the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        In light of these events, we have determined that the lives of our analog broadcasting licenses are no longer indefinite. Accordingly, we tested our broadcasting licenses for impairment as of September 30, 2012, and commenced amortization from October 1, 2012. As of September 30, 2012, the decrease in cash flow projections expected from analog broadcasting licenses, due to the revision of the useful lives of these licenses from indefinite to expected terms ranging from 2014 to 2017, resulted in impairment losses of $82.5 million. The following table summarizes the impairment losses recorded in the three and nine months ended September 30, 2012:

Nine months ended September 30, 2012
(in thousands)
Broadcasting licenses:
Peretz regional and umbrella licenses	$43,795
CTC regional licenses	19,523
Domashny regional licenses	16,224
Channel 31 license	2,961
Total impairment losses	$82,503

Income tax effect	(16,501)

Total effect on consolidated net income	$66,002

        We also performed interim tests for goodwill impairment. As of September 30, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz totalled $54.4, $27.1 and $60.6 million, respectively. The transition to digital broadcasting also impacted our assumptions used in economic models and our assessment of the carrying value of the goodwill. Based on information currently available and a current assessment of factors that could impact our future cash flows in connection with the anticipated digitalization, the estimated fair values of the impacted reporting units (CTC, Domashny and Peretz) were in excess of their respective carrying amounts by more than 10%.

        We have made a decision that all three of our Russian channels will participate in the tender for slots in the second multiplex. Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of each of our channels' business models. While the models used in our assessments of our reporting units in interim impairment testing incorporate changes in assumptions on revenues and costs as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, the results of the tender for the second multiplex, as well as other future developments, we may need to further revise the Company's projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill.

        While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, we believe the most significant of these uncertainties are the following:

        Advertising revenues—The anticipated digitalization may affect broadcasters' disposition within the television marketplace, which may negatively impact the audience shares of our channels. In addition, viewers may not acquire televisions or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. This could lead to a decline in our viewer ratings and the overall number of households viewing free-to-air television. Currently, cable penetration in Russia is approximately 50%.

        Operating costs—We could incur significant transmission costs associated with digital broadcasting. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. There may be other unanticipated expenses that we encounter during the transition and subsequently. In addition, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

        There may be other risks and expenses that we encounter during and subsequent to the transition that we are unable to anticipate at this time that could be material to our future financial position and results of operations. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

        In addition, in the fourth quarter of 2011, we incurred significant impairment charges totaling $89.6 million, primarily reflecting our revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term with regard to general macroeconomic conditions. See our 2011 Annual Report for detailed disclosures. At September 30, 2012, we determined that no further downward adjustments to our macroeconomic outlook are required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        See "Item 1. Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Indefinite-Lived Intangible Assets and Goodwill Impairment Tests." See also "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

  Foreign currency gains (losses)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Foreign currency gains (losses)	$(2,054)	$1,115	$(307)	$1,666

        The functional currency of our Russian subsidiaries is the ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. Given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars.

        During the three months ended September 30, 2011 and 2012, the Russian ruble depreciated approximately 12% and appreciated 6% against the US dollar, respectively. During the nine months ended September 30, 2011 and 2012, the Russian ruble depreciated approximately 4% and appreciated approximately 4% against the US dollar, respectively.

        In the three and nine months ended September 30, 2011, our foreign currency losses primarily represent the impact of ruble depreciation on our dollar-denominated liabilities, partially offset by the impact of ruble depreciation on our dollar-denominated assets. In the three and nine months ended September 30, 2012, our foreign currency gains primarily represent the impact of ruble appreciation on our dollar-denominated liabilities, partially offset by the impact of ruble appreciation on our dollar-denominated assets, and losses from our forward contracts.

        During the nine months of 2012, we entered into foreign currency forward contracts for approximately $122.6 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. During the three and nine months ended September 30, 2012, we recognized $0.6 and $0.5 million of losses, respectively, resulting from changes in the fair value of these contracts. See also "Item 1. Financial Statements—Note 12, Commitments and Contingencies".

  Interest income

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Interest income	$1,207	$1,790	$3,946	$5,778

        Interest income for the three-month periods under review primarily represents interest earned on our cash balances and short-term investments. See "Item 1. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; Bank overdraft".

Other non-operating income

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands, except percentages)
Other non-operating income	$4,425	$370	$4,645	$1,216

        In the three- and nine-months ended September 30, 2011, we recognized bargain gain in conjunction with acquisitions of regional stations.

  Income tax (expense) benefit

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Income tax (expense) benefit	$(12,868)	$2,000	$(51,369)	$(33,496)

        Our effective tax rate was 43% and 5% for the three months ended September 30, 2011 and 2012, respectively, and 39% and 53% for the nine months ended September 30, 2011 and 2012, respectively.

        In the three- and nine-month periods ended September 30, 2011, our effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2011 in respect of the DTV trade name and certain of our regional broadcasting licenses. See "—Impairment loss". The impairment loss decreased our income before tax by $16.8 million and decreased our income tax expense by $3.4 million. Net of the impairment loss, our effective tax rate for the three- and nine-month periods ended September 30, 2011 would have been 35% and 37%, respectively.

        In the three- and nine-month periods ended September 30, 2012, our effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2012 in respect of the revision of the useful lives of our broadcasting licenses. See "—Impairment loss". The impairment loss decreased our income before tax by $82.5 million and decreased income tax expense by $16.5 million. Net of the impairment loss, our effective tax rate for the three- and nine-month periods ended September 30, 2012 would have been 35% and 34%, respectively.

        The decrease in effective tax rate net of impairment loss when comparing the nine-month periods ended September 30, 2011 and 2012 was primarily due to decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, and the recognition of certain foreign tax credits that will be deducted from US income tax.

  (Income)/loss attributable to non-controlling interest

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
(Income)/loss attributable to non-controlling interest	$(884)	$301	$(3,606)	$(2,082)

        (Income)/loss attributable to non-controlling interest represents the share of our net (income)/loss attributable to each of our consolidated owned-and-operated stations that is not wholly owned, as well as of the Channel 31 Group and our broadcasting group in Moldova. In the three- and nine-month periods under review, (income)/loss attributable to non-controlling interest mostly related to income in the CIS Group and to our consolidated owned-and-operated stations in the CTC Television Station Groups, partially offset by the impairment loss recognized in the third quarter of 2012 in respect of the revision of the useful lives of our broadcasting licenses.

  Other comprehensive (losses) income attributable to controlling interest

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(in thousands)
Other comprehensive income (losses)	$(105,632)	$43,560	$(37,925)	$26,739

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency of our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. During the three months ended September 30, 2011 and 2012, the Russian ruble depreciated approximately 12% and appreciated 6% against the US dollar, respectively. During the nine months ended September 30, 2011 and 2012, the Russian ruble depreciated approximately 4% and appreciated approximately 4% against the US dollar, respectively.

        Other comprehensive losses in the three- and nine-month periods ended September 30, 2011 primarily represent the losses relating to these translations due to the depreciation of the Russian ruble against the US dollar. Other comprehensive income in the three- and nine-month periods ended

September 30, 2012 primarily represents income relating to these translations due to the appreciation of the Russian ruble against the US dollar during these periods.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of September 30, 2012 Compared with December 31, 2011

  Short-term investments

        As of December 31, 2011 and September 30, 2012, short-term investments represented cash deposits placed in Russian banks with maturities ranging from three to six months.

  Short-term prepayments

        Short-term prepayments increased from December 31, 2011 to September 30, 2012 by $24.8 million primarily due to increases in advances made for Russian programming.

  Short-term and long-term programming rights

        The increase in programming rights of $40.7 million from December 31, 2011 to September 30, 2012 was primarily due to the acquisition of foreign movies and series and Russian programming during the nine months of 2012, which will be used during the remainder of 2012 and thereafter.

  Intangible assets

        Intangible assets decreased from December 31, 2011 to September 30, 2012 by $77.5 million, primarily due to the impairment loss of $82.5 million recorded in the third quarter of 2012 as a result of the revision of the useful lives of our broadcasting licenses. See "—Impairment loss" and "Item 1. Financial Statements—Note 8, Impairment loss", partially offset by the effect of appreciation of the Russian ruble against the US dollar and acquisitions of Russian regional stations in the second quarter of 2012, resulting in the increases in broadcasting licenses.

        Goodwill increased from December 31, 2011 to September 30, 2012 by $8.3 million, mainly due to the appreciation of the Russian ruble against the US dollar.

  Bank overdraft

        Bank overdraft—In October 2011, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34.0 million. As of December 31, 2011 the Company had an overdraft position of $16.9 million, which is presented as a current liability separately on the Company's balance sheets. In July 2012, the Company signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime rate +2.21% with a credit limit of approximately $32 million. As of September 30, 2012, the balance of the overdraft was $7.8 million.

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

        As of September 30, 2012, we had $24.0 million in cash and cash equivalents, of which approximately 41% was held in US dollar-denominated accounts. In addition, as of September 30, 2012, we had $80.1 million in deposits with maturities ranging from three to nine months, all of which was held in ruble-denominated accounts. In July 2012, we signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at a variable rate equal to the Mosprime rate +2.21% with a credit limit of approximately $32.0 million. As of September 30, 2012, we had an overdraft position of $7.8 million. We believe that our current cash on hand, along with cash from operations, will provide sufficient capital to fund our operations for at least the next 12 months.

        We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on the information currently available, we do not believe that we are at risk of default by our counterparties.

        On November 1, 2012, the Company's Board declared a dividend of $0.13 per outstanding share of common stock, or approximately $20.6 million in total, which will be paid on or about December 28, 2012 to shareholders of record as of December 1, 2012.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities:	$56,993	$56,973
Net cash provided by (used in) investing activities:	(1,867)	26,894
Net cash used in financing activities:	(59,175)	(72,019)

        Our net cash flows from operating activities were $57.0 and $57.0 million when comparing the nine month periods ended September 30, 2011 and 2012, respectively, and reflected the net effect of the decrease in income taxes paid in the nine months ended September 30, 2012 compared with the same period of 2011 partially offset by programming payments. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $517.5 and $521.5 million, respectively, for the nine-month periods ended September 30, 2011 and 2012. Our most significant use of cash in relation to operating assets and liabilities throughout the period under review was primarily attributable to the acquisition of programming rights and amounted to $254.0 and $272.2 million, respectively, for the nine-month periods ended September 30, 2011 and 2012. Amortization of programming rights, sublicensing rights and own production cost amounted to $210.8 and $224.5 million during the nine months ended September 30, 2011 and 2012, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the nine-month period ended September 30, 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $18.0 million related to the acquisitions of new broadcasting stations. In addition, we spent $16.0 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. These cash payments were partially offset by net cash received from deposits in the amount of $38.6 million. In the nine month period ended September 30, 2012, our cash provided by investing activities primarily represented cash received from deposits in the amount of $39.0 million. In addition, we spent $9.4 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities and $2.7 million related to the acquisitions of new broadcasting stations.

        For the full year 2012, we expect capital expenditures to be at the same level as in 2011 as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options, proceeds from and payments of a bank overdraft and payments of dividends. In the nine-month period ended September 30, 2011, cash used in financing activities primarily includes payment of dividends to our stockholders in the amount of $59.7 million, and to minority shareholders of our subsidiaries in amount of $4.8 million, partially offset by proceeds of $5.4 million received from the exercise of stock options. In the nine month period ended September 30, 2012, cash used in financing activities includes payment of dividends to our stockholders in the amount of $61.7 million, and $4.2 million to minority shareholders of our subsidiaries and net settlement of a $10.8 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options by a former CEO.

        We expect that operating cash flows in 2012 will be at 2011 levels or lower, as we continue to invest in our programming. In addition, we may incur additional costs in connection with the planned digitalization in Russia and Kazakhstan. See also "—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur further impairment charges in connection with this transition".

  Off-balance sheet transactions

        From time to time, we issue guarantees in favor of banks that make loans to production companies that produce Russian programming for us. Currently, there are no such guarantees in place.

  Purchase commitments

        The table below summarizes information with respect to our obligations as of September 30, 2012 (in thousands of US dollars):

	Total	Through 2012	2013	2014	2015	2016
	(in thousands)
Acquisition of programming rights	$298,454	$91,308	$159,254	$44,442	$3,450	$0
Transmission and satellite fees	104,569	9,589	23,318	23,069	23,710	24,883
Leasehold obligations	36,471	1,901	7,985	8,424	8,878	9,283
Network affiliation agreements	7,151	837	2,266	2,156	1,572	320
Acquisition of format rights	6,853	6,853	—	—	—	—
Cable connections	5,347	392	1,239	1,239	1,239	1,238
Payments for intellectual rights	3,361	174	736	777	817	857
Other contractual obligations	4,514	661	1,276	817	859	901
Total	$466,720	$111,715	$196,074	$80,924	$40,525	$37,482

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we expect to incur approximately $24 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also"—Key Factors Affecting Our Results of Operations", and "—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur further impairment charges in connection with this transition".

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the nine months ended September 30, 2012, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $44.7 million and $32.6 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of November 3, 2012 was RUR 31.38 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. During the nine months of 2012, we entered into foreign exchange forward contracts for approximately $122.6 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. See "Item 1. Financial Statements and Supplementary Data—Note 12, Commitments and Contingencies—Derivative Financial Instruments".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Though overall Russian television advertising spending increased in 2011 compared to 2010, and we expect that the advertising market for the full year 2012 will be higher than in 2011, if overall spending by these companies in the Russian television advertising market falls substantially in future periods, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. For example, in 2011, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime. This decrease in audience share led to a lower than initially anticipated forecast for growth in advertising sales for 2011. Also, in the nine months ended September 30, 2012, CTC's audience share was lower compared to the same period of 2011.

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

We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized.

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV and Karousel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government. It was envisioned that the terms and milestones for the second and remaining multiplexes would be different from those applicable to the first multiplex.

        On August 22, 2012, the government created an advisory council representing major broadcasters, including our Company, in order to develop principles of implementation of governmental initiatives in the media industry, such as the digitalization project. On October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second multiplex. The results of the tender are to be announced on December 14, 2012. According to Roskomnadzor's announcement, 10 channels will be selected and will be required to sign a 10-year contract with the transmission provider with annual transmission fees of up to approximately $26 million. Each applying channel must have a universal license permitting it to broadcast throughout the whole territory of Russia. Governmental authorities have also announced that the existing analog broadcasting system will be switched off at the end of the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        We have made a decision that all three of our Russian channels will participate in the tender for slots in the second multiplex. Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of each of our channels' business models. Currently, we believe the most significant of these are the following:

  •
  The anticipated digitalization may affect broadcasters' disposition within the television marketplace, which may negatively impact audience shares of our channels.

  •
  Viewers may not acquire televisions or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. This could lead to a decline in our viewer ratings and the overall number of households viewing free-to-air television.

  •
  If one or more of our channels is not selected in the tender, our channels may not be able to compete effectively, as our technical penetration would decrease when free-to-air analog broadcasting is terminated and would be limited, at a maximum, to the level of overall cable penetration. Currently, cable penetration in Russia is approximately 50%, which is significantly lower than our current overall technical penetration of 94.7% at CTC, 84.9% at Domashny and 80.1% at Peretz.

  •
  Current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

  •
  We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we expect to incur approximately $24 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. As a result, increased revenues from higher geographical penetration from digital broadcasting may not sufficiently compensate for increased transmission and broadcast equipment upgrade costs.

  •
  The estimated useful lives of certain fixed assets could be impacted as a result of the migration, which could require us to accelerate depreciation expense on a prospective basis.

  •
  There may be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

        We believe that the introduction of digitalization will not adversely affect our ability to broadcast in the medium term, as our channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, as discussed above, there is currently uncertainty regarding the effect of the implementation of digital broadcasting on our business models, as it is difficult to predict how the digitalization of broadcasting may affect the market.

        See also "—A significant portion of our total assets relates to goodwill. We have been required to record significant impairment charges for goodwill in the past, and if events or changes in circumstances further reduce the fair value of those assets, we may be required to record additional impairment losses that could materially adversely impact our net income."

Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" classifies beer and all drinks containing beer as alcoholic drinks, which in turn will prohibit the advertising of such drinks on television. Therefore, effective July 2012, we are no longer able to broadcast ads for beer and drinks containing beer on our channels. Since beer producers were aware of these restrictions in advance, they planned their television advertising budgets only for the first half of 2012. As a result, we were able to adjust our advertising sales so as to avoid a negative impact on our revenues.

        Another new law, "On protection of children from harmful information", which came into effect September 1, 2012, could impact our approach to programming on our Russian channels. This law prohibits making available to children any information that may be harmful to them, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 1, 2012 all our programs have been labeled in accordance with this new law. We do not believe that implementation of this law will adversely affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is geared towards women. Depending on the approach taken by the regulator to the enforcement of this law, we may revise our approach to programming on our Peretz Channel, since it is more provocative, with a "reality" format. Although we believe that Peretz channel's overall positioning will remain the same and that we are in compliance with this new law, any revisions of our programming could adversely impact the audience share of our Peretz Channel.

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

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective in 2011. In June 2011, TNS Russia announced an increase in the size of the panel from 72 to 74 cities, which will result in the re-weighting of other cities in the panel. These changes are effective from January 1, 2013. We do not expect this change to have a material adverse effect on our operations.

        In addition, at the end of 2012, the governmental authorities plan to publish the results of the Russian population census which was taken in the end of 2010. These results may impact the TNS panel because of possible changes in demographics.

        Also, the anticipated transition to digital broadcasting may result in changes in the TNS measurement system to reflect increased penetration of Russian channels after the rollout period.

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

A significant portion of our total assets relates to goodwill. We have been required to record significant impairment charges for goodwill in the past, and if events or changes in circumstances further reduce the fair value of our reporting units, we may be required to record additional impairment losses that could materially adversely impact our net income.

        We have a significant amount of goodwill recorded on our consolidated balance sheet. If we determine that our estimate of the current value of a reporting unit is below the recorded value of that unit on our balance sheet, we may record an impairment loss for goodwill.

        As described above, on October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second digital multiplex. We have made a decision that all three of our Russian channels will participate in the tender for slots in the second multiplex. Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of each of our channels' business models. Depending on further information about the terms of the transition to digital broadcasting, the results of the tender for the second multiplex, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of September 30, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz were $54 million, $27 million and $61 million, respectively.

        In addition, in the fourth quarter of 2011, we incurred significant impairment charges totaling $89.6 million, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term with regard to general macroeconomic conditions. See our 2011 Annual Report for detailed disclosures. As of September 30, 2012, we determined that no further downward adjustments to our macroeconomic outlook are required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Financial Statements—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Indefinite-Lived Intangible Assets and Goodwill Impairment Tests" and—Note 8, Impairment loss". See also "—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

Declines in the value of the Russian ruble against the US dollar have negatively affected our reported revenues and our operating results, both as reported in US dollars, will be adversely affected.

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

        In 2011, the Russian ruble depreciated against the US dollar by 5.3%. In the third quarter of 2012, the Russian ruble appreciated against the US dollar by 6.1%, resulting in overall appreciation for the nine months ended September 30, 2012 of 4.1%. During the three and nine months ended September 30, 2012 the average value of the Russian ruble against the US dollar was lower by 7% and 9%, respectively, compared with the same periods of 2011. If the Russian ruble depreciates against the US dollar, our revenues and operating results for 2012 or future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of September 30, 2012, was $9.6 million.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2011 and in the nine months ended September 30, 2012, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to the audience. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse affect on our business.

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years, and starting November 2011, every ten years. Also, in November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. We obtained universal licenses for all our channels.

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

        If we were to be denied continued access to the cable systems that carry our networks' signals in Moscow or St. Petersburg, our technical penetration would be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Depending on the exact terms of the transition to digital broadcasting, our dependence on cable operators may increase. Current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In the nine months of 2012, Channel One had an average audience share of 13.8%, while Rossiya 1's was 13.3% and NTV's was 14.3%. CTC's average audience share in the nine months of 2012 was 6.9%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots.

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

        On April 17, 2012, President Medvedev signed an Order establishing a new Russian public channel that was supposed to commence broadcasting on January 1, 2013, but is now expected to commence broadcasting in May 2013. This channel will be freely available alongside Channel One, Rossiya, NTV and others when digital broadcasting commences. We are currently unable to forecast the impact that this channel will have, if any, on our audience shares and ratings, and we cannot guarantee that it will not result in a decline in our audience shares and ratings.

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

        Also, the introduction of digital broadcasting may affect competition within the television marketplace, which may negatively impact audience shares of our channels. See also "—We are likely to face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan; the necessary investments for digital migration may not be fully monetized".

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2012 we had contractual commitments for the acquisition of approximately $91.3 million in programming rights in 2012 and $207.1 million in 2013-2015. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Hans-Holger Albrecht, the former President and CEO of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, Chief Financial Officer of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interest in another Russian television business.

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

        In addition, several key Russian laws, including the amendment to the Law on Advertising, the Strategic Enterprises Law and laws regulating alcoholic drinks and protecting children from harmful information (discussed below), have been subject to only limited interpretation to date. The untested nature of much of recent Russian legislation and the rapid evolution of the Russian legal system in ways that may not always coincide with market developments may result in ambiguities, inconsistencies and anomalies in the Russian legal system.

        For example, the new law "On protection of children from harmful information" does not contain any detailed regulation as to how this law will be implemented. Although we believe that we are in compliance with this law, there is very limited practice of implementation of this law in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law. We cannot guarantee that authorities will not interpret this law or implement it in a way that may adversely affect us.

        Similarly, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting", which came into force on November 10, 2011 and which regulates broadcasting by generally accessible television and radio channels in Russia, provides for a so-called "universal license", which permits the editorial staff of a channel to broadcast the channel through free-to-air, cable and satellite broadcasting, in either digital or analog format. We obtained universal licenses for all our channels. Although we believe that the universal license will give us advantages in broadcasting and is required for companies seeking to be included in the digital multiplex, and we do not currently anticipate that these laws will adversely affect our business, we do not know how these laws will be interpreted by the applicable authorities and cannot assure you that these interpretations will be favorable to us or will not affect our business negatively.

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

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced in recent periods due to the turmoil in world financial markets. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of November 2, 2012, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of November 2, 2012, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV Nikolay Surikov Chief Financial Officer
Date: November 7, 2012
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer
Date: November 7, 2012

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.1	Employment Agreement dated as of October 1, 2012 between the Company and Nikolay Surikov	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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