Form 10-K
period 2012-12-31
CTC Media, Inc.
filed 2013-03-06
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $472,304,284. The registrant has no non-voting stock.

          There were 158,160,719 shares of common stock, $.01 par value per share, of the registrant outstanding as of March 4, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2012, a definitive proxy statement for our annual meeting of stockholders to be held on April 30, 2013. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

Special Note About Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K and the documents incorporated by reference herein that are not based on historical information are "forward-looking statements". Any statements (including statements to the effect that we "believe," "expect," "anticipate," "plan," "could," "estimate," "intend," "may," "should," "will," and "would" or similar expressions) that are not statements relating to historical matters should be considered forward-looking statements. Such forward-looking statements, which include, among other things, statements regarding developments in the general economy, globally and in Russia, changes in the Russian television advertising market and changes in the size of our audience and market shares, reflect our current expectations concerning future results and events. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CTC Media to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The potential risks and uncertainties that could cause actual future results to differ from those expressed by forward-looking statements include, among others, risks described in "Item 1A. Risk Factors". For these statements and all other forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Other unknown or unpredictable factors could have material adverse effects on CTC Media's future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed or implied herein may not occur. You are cautioned not to place undue reliance on these forward-looking statements. CTC Media does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events, changes in assumptions or otherwise, except as required by law.

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

PART I

Item 1.    Business.

Overview

        We currently operate three Russian television channels:

  •
  CTC—our flagship network, offering entertainment programming for the whole family and principally targeting 6–54 year-old viewers. Beginning January 2013, CTC targets 10 to 45 year-old viewers;

  •
  Domashny—a network principally focused on 25–59 year-old female viewers (previously 25–60 year-old female viewers in 2011 and 2010). Domashny's programming focuses on the female lifestyle; and

  •
  Peretz—a network principally targeting 25–59 year-old viewers (previously 25–54 year-old viewers in 2011 and 2010) and focusing primarily on edgy and comedy programming. Beginning January 2013, Peretz targets 25 to 49 year-old viewers.

        Approximately 100 million people are within the coverage of CTC's signal, approximately 63 million people are within the coverage of Domashny's signal, and approximately 61 million people are within the coverage of Peretz's signal. We also operate Channel 31, a television network in Kazakhstan, and a television channel in Moldova, each offering entertainment programming. In addition, we have an in-house production operations focused on series, sitcoms and shows.

        We generate substantially all of our revenues from the sale of television advertising. In 2012, our national Russian television advertising market share was approximately 18%. CTC's average overall audience share was 6.9%, making CTC the fifth most-watched channel in Russia. CTC's average audience share in its target demographic was 9.6%. Domashny's average overall audience share was 2.6%, and its average audience share in its then-target demographic was 3.6%. Peretz's average overall audience share was 2.1%, and its average audience share in its then-target demographic was 2.5%. In CTC's new target demographic for 2013 (10 to 45 year-old viewers) and Peretz's new target demographic for 2013 (25 to 49 year-old viewers), CTC and Peretz audience shares in 2012 were 11.0% and 2.7%, respectively.

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

Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertising agency or advertiser will typically place either a "fixed placement," an amount of advertising placed on a specific channel and time slot by reference to the GRPs to be delivered by that channel during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets. Since 2011, we have placed most of our advertising through our internal sales house, with outsourced software maintenance and analytical support and consulting services from Video

International. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Television advertising sales" and—"Our Agreements with Video International".

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising was previously placed on the basis of our ratings among 6–54 year-old viewers. Beginning January 2013, CTC channel targets 10–45 year-old viewers. Since January 2012, Domashny's target audience has been 25–59 year-old women. Beginning 2012, Peretz focused on our ratings among 25–59 year-old viewers. Beginning January 2013, Peretz targets 25 to 49 year-old viewers. The switch to new target audiences for CTC and Peretz is a part of our overall positioning strategy for these channels, reflecting advertiser demand.

        We also derive revenue through the sale of our programming and sublicensing of programming content. In addition, we continue to roll out new platforms and expand internationally. In 2010, we launched the social TV network "Videomore", an interactive internet video platform that provides free access to licensed video content from CTC Media's Russian channels, including non-aired and third-party content. In 2010 and 2011, we launched our CTC-International service through digital and satellite providers in the Baltic region, United States, Israel and Germany to distribute CTC-International. Though the current subscriber base is limited, CTC-International opens new opportunities for the execution of our expansion strategy. In 2012, we signed a number of agreements with providers to distribute CTC-International on Kazakhstan's cable and satellite networks, in Kyrgyzstan, Armenia, Georgia, Azerbaijan, Thailand and in the HOT BIRD™ 8 satellite area that covers countries both in Western and Eastern Europe, as well as in a number of countries in North Africa, in the Middle East and Central Asia.

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. In 2012, approximately 33% of our total advertising revenues were generated in the fourth quarter.

        Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

        Principal network television advertisers.    In 2012, approximately 200 advertisers purchased national advertising on CTC, Domashny and Peretz. The top ten advertisers, in the aggregate, represented approximately 34% of our total advertising revenues for the three channels together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any single or small number of advertisers for a material portion of our revenues.

        The following table shows an allocation of advertising spending on CTC Media's channels by category:

Category	2010	2011	2012
Food and beverages	29%	23%	26%
Cosmetics and personal care products	25%	18%	18%
Pharmaceuticals and vitamins	10%	12%	13%
Telecoms	5%	7%	8%
Appliances	5%	6%	4%
Detergents	5%	4%	4%
Retail	5%	5%	4%
Auto	1%	3%	4%
Beer	4%	5%	3%
Finance	1%	3%	2%
Other goods and services	10%	14%	14%

TOTAL	100%	100%	100%

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

        Information on audience numbers is gathered through the use of TNS's "Peoplemeters," which are physically installed in households in selected locations, based on sampling techniques and census data designed to capture a statistically significant sample of the desired population. Peoplemeters are installed in a panel of selected cities. The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia.

        The signals of all our three networks are currently broadcast in each of the 76 cities in the TNS panel in which audience shares are currently measured. For more details, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2012, TNS Russia reported that 95.1% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 88.5% had the ability to receive Domashny's signal, and 83.8% had the ability to receive Peretz's signal.

        The table below presents average audience shares for 2008 through 2012 of the top five TV channels in terms of audience share:

Average Audience Shares of the Top-5 Channels, 2008-2012

	2008	2009	2010	2011	2012
Channel One	20.9%	18.9%	17.9%	16.9%	13.9%
Rossiya 1	17.3%	17.2%	16.4%	15.5%	13.4%
NTV	13.3%	14.1%	15.5%	14.6%	14.3%
TNT	7.3%	6.9%	7.1%	7.6%	7.7%
CTC	9.0%	9.0%	8.5%	7.7%	6.9%

        The table below provides certain key statistics about the CTC, Domashny and Peretz television channels:

  Audience shares:

	Average target audience share			Average All 4+ audience share
	2010	2011	2012	2010	2011	2012
CTC	11.9%	10.7%	9.6%	8.5%	7.7%	6.9%
Domashny	3.2%	3.2%	3.6%	2.3%	2.3%	2.6%
Peretz	2.1%	2.0%	2.5%	1.9%	1.7%	2.1%

        CTC's target audience was 6–54 year-old viewers in 2010, 2011 and 2012. Beginning January 2013, CTC targets 10 to 45 year-old viewers. Domashny's target audience was 25–60 year-old female viewers in 2010 and 2011, and 25–59 year-old female viewers in 2012. Peretz's target audience was 25–54 year-old viewers in 2010 and 2011, and 25–59 year-old viewers in 2012. Beginning January 2013, Peretz targets 25 to 49 year-old viewers. See "—Demographic targets" below.

        In their new 2013 target demographics, CTC and Peretz audience shares in 2012 were 11.0% and 2.7%, respectively.

Programming

        In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

  •
  emphasize entertainment programming to support our network brands and the affinity of our audiences;

  •
  focus programming on our channels' target demographics;

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

        Entertainment focus.    From our inception, our focus has been on entertainment. We seek to capture dynamic, youthful audiences by offering a range of entertainment programs suited to particular time slots, including original Russian series, sitcoms, sketchcoms and shows, recent and classic Russian films, popular foreign series and films, and animation. Although we broadcast entertainment and celebrity news on our national networks, we do not broadcast national political news, commentary or analysis.

        Demographic targets.    Although we seek to maximize our audience share on the CTC Network among the entire viewing population (considered to be those age 4 and older, or "4+"), we have historically focused principally on viewers in the 6–54 age group. Since January 2013, CTC has refocused on 10 to 45 year-old viewers. In Russia, as in more mature advertising markets, the 10–45 age group is most responsive to advertising. Viewers in the 55+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income. In 2012, CTC channel maintained the third place in Russia in its new target demographic of 10–45 year-old viewers.

        Among both children and teenagers, CTC remains one of the top broadcasters in most applicable time slots. Although children are not currently the principal target of advertisers in Russia, we believe that if CTC can capture this audience early, these viewers may maintain a strong identification with the CTC brand as they enter adulthood. Also, teenagers are of increasing importance, both as consumers themselves and because of their influence on their parents' purchasing decisions.

        Beginning January 2012, Domashny channel targets 25–59 year-old female viewers. We believe that this focus limits overlap between the target viewers of Domashny, CTC and Peretz. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        We have positioned Peretz (known prior to October 2011 as DTV) as an action entertainment network focusing primarily on edgy and comedy programming. In 2012, Peretz channel focused primarily on 25–59 year-old viewers. Beginning January 2013, Peretz targets 25 to 49 year-old viewers.

        The decision to narrow the target audiences of CTC and Peretz channels primarily reflects our expectation that these channels will continue to deliver higher audience shares and more advertising inventory in the new demographics.

        Programming.    Although we own the programming we now produce in-house, we have not historically owned a significant proportion of our programming or maintained a significant program library of owned titles. Instead, we have licensed and, with respect to programming produced by third-party production companies, expect to continue to license a limited number of runs of each program from foreign or Russian producers and distributors. We carefully plan our acquisitions to ensure our access to the most desirable programming on the most favorable terms possible. A number of studios and distributors "pre-sell" licenses to Russian and foreign films well in advance of release in Russia. Many studios and distributors also require licensees to license packages of films or series—bundling less popular titles with titles that are expected to be particularly successful. We take our best efforts to limit the volume of less popular content within the packages.

        Emphasis on Russian programming.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our share of our target viewers. We develop original individual programs, long-running series, sketchcoms, sitcoms and game and life-style shows in-house or in collaboration with independent production companies located in Russia. Our production is sometimes carried out in conjunction with a foreign studio or rights holder, which allows us to leverage existing formats of foreign programs for use in the Russian market.

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

Our acquisition and production departments then work with the licensor's writers or with the production company to adapt the scripts to Russian tastes and culture. The licensor also provides production experts who typically supervise pre-production and the early stages of production and provide advice regarding production quality, set design, consistency with the original format and casting. Our in-house production team or an external production company then undertakes the actual production, which includes set design, filming and pre- and post-production activities. Our acquisition and production departments are integrally involved in all steps in this process.

        International programming.    We have developed important relationships with suppliers of programming in the United States, Western and Central Europe and Latin America. We have programming agreements with a number of major Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Bros. These contracts give us the right to broadcast a broad range of feature and animation films, series, mini-series and animated programs. We license other international programming from independent producers in the United States, as well as leading European distributors such as the BBC and Globo International in the UK. We also license international programming from Russian distributors. We translate and dub foreign programming into Russian using contract translators.

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

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting female viewers. The main focus for programming broadcast on Domashny is both Russian and international series and movies, as well as original Russian programming developed specifically for Domashny, consisting primarily of cooking and life-style programs. Such shows are designed to appeal to the network's target audience.

        Peretz.    Peretz is focused on action entertainment. The key genre for Peretz channel is "reality" and comedy in various formats, including live shows, fun shows, originally produced sketchcoms and licensed TV series and movies.

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

        To increase the efficiency of our marketing efforts, our marketing team is involved in research activities, including testing how the advertising materials are perceived by and influence our target audiences. In addition, they study the perceived images of our channels, determining the strong and weak dimensions of our brands and the brands of our main competitors. Such research activities help us to make better decisions as to how best to market our channels and build stronger long-term relationships with our viewers.

Transmission

        From our headquarters in Moscow our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and then by satellite throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across nine time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to three separate satellite systems, Intelsat 15, Horizons 2 and Gazcom, which is owned by Gazprom Kosmicheskie Systemy, an affiliate of state-controlled Gazprom. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

        Starting from 2012, our signals are converted to MPEG-4. During 2012, we continued broadcasting in both the old MPEG-2 and new MPEG-4 formats while the switch was made. The switch to the new broadcasting format provides us with the technological capability to switch to digital broadcasting at any time if necessary.

Distribution

        Our channels are currently distributed on a free-to-air basis terrestrially in analog format. Our signals are broadcast by the owned-and-operated stations and unmanned repeater transmitters in our Television Station Groups according to local analog broadcast licenses for analog frequencies in the respective regions, as well as by our independent affiliate stations and local cable operators (in the regions where we currently do not have licenses for analog frequencies). In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our current network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Pursuant to a governmental program, the existing analog broadcasting system in Russia will be replaced by digital broadcasting between 2014 and 2017. This digital broadcasting system will provide channels included in the digital multiplexes with digital frequencies across the territory of Russia. CTC and Domashny channels are included in the second digital multiplex. See below "—Transition to Digital broadcasting".

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and Peretz Television Station Groups. Our CTC Television Station Group includes 56 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 48 owned-and-operated stations and unmanned repeaters, and our Peretz Television Station Group includes 55 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or Peretz networks, including national advertising. Repeater transmitters are installed on local transmission towers and receive our networks' signals by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 63.1% technical penetration for the CTC Network (or 66.4% of its total penetration of 95.1%); 49.1% technical penetration for the Domashny Network (or 55.5% of its total penetration of 88.5%); and 54.1% technical penetration for the Peretz Network (or 64.55% of its total penetration of 83.8%).

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our networks' programming and national advertising. Our independent affiliates provide 32% technical penetration for CTC (or 33.6% of its total penetration of 95.1%); 39.4% technical penetration for Domashny (or 44.5% of its total penetration of 88.5%); and 29.7% technical penetration for Peretz (or 35.45% of its total penetration of 83.8%). Approximately 80% of the independent affiliates of our three networks have signed written agreements with us that generally require them to broadcast our signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term. Arrangements with the remainder of our independent affiliates are generally governed by letters of understanding.

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

  Transition to digital broadcasting

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel

One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel that will be selected by regional government authorities and a to-be launched new Russian public channel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. Governmental authorities have also announced that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        The second multiplex will be made available to 97.6% of the Russian population. In addition, governmental authorities announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population, and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex have not been indicated.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. In addition, an uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

Competition

        The Russian television broadcasting business is highly competitive. Our networks compete for audience share with other national television networks and channels, as well as with local broadcasters. We compete on the basis of the size of our audiences for specific time slots, as well as the demographic characteristics of our viewers. As competition for advertising expenditures increases, we anticipate a corresponding increase in competition among broadcasters for the rights to the most popular Russian and foreign programs.

        In addition to competing with other free-to-air broadcasters, we compete with pay-television services that offer multiple channels to subscribers for a regular subscription fee, and that typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall viewing market, the pay-television market in Russia is currently smaller than in the United States and Western European countries, but audience share for Russian pay-television is increasing.

        For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict.

  Television broadcasters

        On a national level, CTC, Domashny and Peretz compete for advertising revenues with other national broadcast networks and channels. On a local level, our owned-and-operated stations compete with other stations for local advertising. In terms of the channels' positioning and audience profiles, CTC competes primarily with Channel One and TNT, Domashny competes primarily with Rossiya 1 and TVC, and Peretz competes primarily with TNT and REN-TV.

        We believe that our current network model will allow us to continue to compete effectively in the Russian television market. Our network structure, in contrast to a channel structure, allows us to use independent affiliates to increase our broadcast coverage without incurring additional transmission costs. In addition, our owned-and-operated stations allow us to capture a portion of the local advertising market that some of our national competitors have not captured using their channel strategy.

        The table below provides certain key statistics about CTC, Domashny, Peretz and certain other television channels:

			Average All 4+ audience share(3)
	Technical penetration (%)(1)	Principal target audience (age)(2)
			2011	2012
Channel One	99.4	All 14–59	16.9%	13.9%
Rossiya 1	98.7	All 25+	15.5	13.4
NTV	98.3	All 18+	14.6	14.3
CTC	95.1	All 6–54(2)	7.7	6.9
TNT	94.7	All 14–44	7.6	7.7
REN-TV	91.7	All 25–59	4.4	5.2
Channel 5	91.4	All 25–59	3.1	5.2
TVC	90.4	All 18+	2.8	2.5
Domashny	88.5	W 25–59(2)	2.3	2.6
TV-3	85.9	All 25–59	2.0	2.5
Rossiya 2	89.3	M 25+	1.9	2.3
Disney(4)	75.3	All 6–44	1.7	2.3
Peretz (2008-October 2011, "DTV")	83.8	All 25–59(2)	1.7	2.1
Zvezda	81.5	All 29+	1.6	1.8
Others free-to-air channels			3.6	3.5
Others non-free-to-air and local channels			14.5	15.5

(1)
Technical penetration among Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. See also—"Transition to digital broadcasting" above.

(2)
CTC Media estimates.

(3)
Beginning January 2013, CTC targets 10 to 45 year-old viewers. In 2012, the audience share of CTC among 10-45 year-old viewers was 11.0%. Beginning January 2012, Domashny' target audience has been 25–59 year-old female viewers. In 2012, the audience share of Domashny in this group was 3.2%. In 2012, Peretz targets 25–59 year-old viewers. In 2011, the audience share of Peretz in this group was 2.0%. Beginning January 2013, Peretz targets 25 to 49 year-old viewers. In 2012, the audience share of Peretz in 25–49 year-old viewers was 2.7%.

(4)
In January 2012, the Disney Channel replaced the current branding and programming of 7TV and launched its free-to-air broadcasting in Russia using frequencies of 7TV. The Disney Channel focuses on family entertainment by combining Disney programming with original Russian TV shows.

        The table below presents a comparison of CTC's average audience shares for 2008 through 2012 with other major channels:

Average Audience Shares of the Major National Networks and Channels, 2008–2012

	2008	2009	2010	2011	2012
Channel One	20.9%	18.9%	17.9%	16.9%	13.9%
Rossiya 1	17.3%	17.2%	16.4%	15.5%	13.4%
NTV	13.3%	14.1%	15.5%	14.6%	14.3%
TNT	7.3%	6.9%	7.1%	7.6%	7.7%
CTC	9.0%	9.0%	8.5%	7.7%	6.9%
REN-TV	4.5%	4.9%	4.2%	4.4%	5.2%

  Principal competitors

        To date, our primary competitors have been the major networks and channels owned in whole or in part by the state (Channel One and Rossiya 1), as well as TNT and NTV, controlled by Gazprom Media. With large direct and indirect government subsidies and other preferential benefits, the state broadcasters have been able to air recent "blockbuster" movies and hit series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

        Channel One.    Channel One, formerly the 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One's schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series; foreign-produced programming, including series and blockbuster movies; game shows; and major sporting events, such as major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the "First Channel" in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters.

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

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2012, there were a total of approximately 20 free-to-air TV channels and networks with nationwide coverage. We have identified the following as other key competitors of CTC, Domashny and Peretz:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2012
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	90.4%	2.5%
TV-3	1998	Mostly foreign programming (primarily science-fiction, fantasy and mystical series, documentaries and movies)	85.9	2.5
Disney	2012	Family entertainment by combining Disney programming with original Russian TV shows	75.3	2.3

        In addition to competing with free-to-air broadcasters, we compete with multiple niche non-free-to-air channels. During the past three years the audience shares for Russian niche free-to-air and non-free-to-air television have increased, which had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience shares for these channels, however, are increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience shares of large national networks and channels. See also Item 1A Risk factors—"If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

        As described above, the Russian government announced a federal program to introduce digital broadcasting throughout Russia. The government has announced the channels that will be included in the first digital multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel and a to-be launched new Russian public channel). In December 2012, the government also announced the channels that will be included in the second multiplex (REN TV, TV Center, Sport 1, NTV Plus, MIR, Zvezda, TNT, Muz TV, as well as two of our channels, CTC and Domashny), and determined milestones for the transition to this multiplex. The existing analog broadcasting system is scheduled to be switched off at the end of the rollout period, which was indicated as ranging from 2014 to 2017.

        Our development strategy anticipated the possibility that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        The transition to digital broadcasting is expected to impact competition among the channels in terms of audience share, due to the change in technical penetration of channels included in the first and second multiplexes, as well as the change in technical penetration of channels not included in these multiplexes. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for a substantial portion of the content we broadcast.

        We have registered trademarks for the "CTC", "Domashny", "Peretz" and "CTC Media" name and logo in the Russian Federation. In 2011, we applied to the authorities for registration of our logo "Peretz"; in 2012, we applied for registration of our new CTC Network logo, as well as a new trade mark "Tz" for our Peretz Network; we anticipate that these marks will be registered by the end of 2013 or early in 2014. CTC Media has also registered a new trade mark "Story First" and we anticipate receiving registration certificates for this trade mark in March 2013.

        We have also registered trademarks for the "CTC Media" name and logo in Australia, Singapore, Great Britain, Denmark, Norway, Ireland, Georgia, Cyprus, Hungary, Benelux, Armenia, Kazakhstan and the Democratic People's Republic of Korea. In 2011, we registered trademarks for the "CTC Media" name and logo in Austria, Canada, Germany, Greece, Spain, Italy, Kyrgyzstan, Lithuania, Latvia, Poland, Portugal, Serbia, Tajikistan, Turkmenistan, Finland, France, Czech Republic, Switzerland, Sweden and additional countries in accordance with the international trademark registration procedure under the Madrid Protocol.

Employees

        The following table sets forth the number of our employees as of December 31, 2012, and a breakdown by function.

Total
CEO Office	2
TV Channels and production	307
Regional Infrastructure	249
Finance and legal	174
Organizational Development, Administration, IT and Human Resources	155
Sales	134
Marketing	71
New Media	28
Strategy and Development	19

Total employees	1,139

Management changes

        On June 14, 2012, our Board of Directors appointed Boris Podolsky, our former Chief Finance Officer, as Chief Executive Officer. On October 1, 2012, Nikolay Surikov was appointed as our new Chief Financial Officer.

Financial Information by Operating Segment

        For financial information by operating segment, see "Item 8. Financial Statements and Supplementary Data—Note 18, Segment Information".

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

        Although overall Russian television advertising spending increased in each of the past three years, if overall spending by advertisers in the Russian television advertising market falls substantially in future periods, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. In 2012, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2011 and 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime.

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

We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized.

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel that will be selected by regional government authorities and a to-be launched new Russian public channel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. According to the terms of tender, we must enter into 10-year transmission agreements with the Russian television and radio network (RTRS), a transmission provider, by no later than March 15, 2013. As of the date of this Annual Report, we are still in the process of negotiations with RTRS and expect to sign the transmission agreements by the stated deadline. Governmental authorities have also announced that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2017. The second multiplex will be made available to 97.6% of the Russian population. In addition, governmental authorities announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population, and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex have not been indicated.

        With respect to our technical penetration in 2012, TNS Russia reported that 95.1% of households located in cities with more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 88.5% had the ability to receive Domashny's signal, and 83.8% had the ability to receive Peretz's signal. Russian cities with more than 100,000 residents together account for approximately 50% of the total population of Russia.

        Following the introduction of digital broadcasting, we expect to encounter certain risks and uncertainties in the execution of each of our channels' business models. Currently, we believe the most significant of these are the following:

  •
  The anticipated transition to digital broadcasting may affect the relative position of broadcasters within the television marketplace, which may negatively impact the audience shares of our channels.

  •
  Viewers may not acquire televisions or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. In the absence of "must-carry" obligations for cable operators, this could lead to a decline in the overall number of households viewing free-to-air television and, as a result, our viewer ratings.

  •
  Our Peretz channel may not be able to compete effectively, if it is not included in the third multiplex, as its technical penetration could decrease when free-to-air analog broadcasting is terminated and could be limited, at a maximum, to the level of overall cable penetration. Currently, cable penetration in Russia among cities with more than 100,000 residents is approximately 60%, which is lower than Peretz channel's current overall technical penetration of approximately 84%. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

  •
  Current legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of our signal.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As a result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

  •
  There may be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

        We believe that the introduction of digitalization will not adversely affect our ability to broadcast in the medium term, as our channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, as discussed above, there is currently uncertainty regarding the effect of the implementation of digital broadcasting on our business models, as it is difficult to predict how the digitalization of broadcasting may affect the market in the long term.

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

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" classifies beer and all drinks containing alcohol as alcoholic drinks, and in turn prohibits the advertising of such drinks on television. As a result, effective July 2012, we are no longer able to broadcast ads for beer and drinks containing beer on our channels. Since beer producers were aware of these restrictions in advance, they planned their television advertising budgets for the first half of 2012 only. As a result, we were able to adjust our advertising sales accordingly so as to avoid a negative impact on our revenues.

        Another new law, "On protection of children from harmful information", which came into effect on September 1, 2012, could impact our approach to programming on our Russian channels. This law prohibits the distribution of any information that may be harmful to children , such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 1, 2012 all our programs have been labeled in accordance with this new law. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

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

        TNS Russia currently weights the panel of measured cities based on broadcasters' technical penetration in a group of 121 cities (the so-called "establishment survey"). The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that group, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

        In 2010, the size of the panel itself was increased from 65 to 72 cities. In addition, in 2010 TNS Russia made changes to the relative weighting of the cities in the panel, which became effective in 2011. In June 2011, TNS Russia announced an increase in the size of the panel from 72 to 74 cities, which resulted in the re-weighting of other cities in the panel. In addition, at the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to further changes to the relative weighting of the cities in the panel, whose size increased to 76 cities starting January 1, 2013. Furthermore, in 2013 TNS is planning to expand the "establishment survey" from 121 cities to all cities with more than 100,000 residents (164 cities in total). This may lead to changes in the weighting system and may impact our estimated ratings.

        The anticipated transition to digital broadcasting discussed above may also result in changes in the TNS measurement system, including a re-weighting of the panel cities, to reflect increased penetration of Russian channels after the rollout period. We cannot predict the impact of any such changes at this time.

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

        As described above, in December 2012, our CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; our Peretz channel was not selected. We expect that the rollout of digital broadcasting will impact the business plans of all of our channels. Pending receipt of further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of December 31, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz were $56 million, $28 million and $62 million, respectively. See also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        In addition, in the fourth quarter of 2011, we incurred significant impairment charges totaling $89.6 million, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term with regard to general macroeconomic conditions. See our 2011 Annual Report for further detail. As of December 31, 2012, we determined that no further downward adjustments to our macroeconomic outlook were required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income. See "Item 8 Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" and—Note 10, Impairment loss".

Declines in the value of the Russian ruble against the US dollar have in the past negatively affected our reported revenues and our operating results, both of which are reported in US dollars.

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

        The ruble has experience significant fluctuations against the dollar in recent years. Although the Russian ruble appreciated against the US dollar by 6% during 2012, the average exchange rate of the ruble against the US dollar was 6% lower in 2012 than in 2011. Should the Russian ruble depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected.

Restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state (the "Strategic Enterprises Law") came into effect in Russia. The Strategic Enterprises Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Strategic Enterprises Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. We understand that such approval generally requires at least six months.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of December 31, 2012, was $8.9 million.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2012, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to the audience. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse effect on our business.

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years. In November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license", which permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. We obtained universal licenses for all our channels, however, we anticipate that analog licenses will be relevant until the full transition to digital broadcasting is complete.

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

        Some of these affiliates operate in small cities which are not included in the TNS Russia panel. As a result, there is no regular TNS monitoring of the advertising they broadcast, and we cannot ensure that our affiliates are consistent in their compliance with the federal advertising provisions of our agreements. If an independent affiliate breaches its obligations under our network agreement, we may face complaints from our advertising clients.

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

        In certain locations, we depend on cable operators or other third parties to carry our signal. In Moscow, for example, television signals are transmitted from a central tower to roof antennas located on buildings throughout the city, and are then amplified for retransmission within the buildings. Mostelecom is the major local provider of cable transmission in Moscow. We have contracts with Mostelecom to secure the rights of our CTC, Domashny and Peretz Moscow stations to be connected by cable to households in Moscow. These contracts do not, however, grant us the right to be connected to all households in Moscow for all of our networks. From time to time we evaluate, from a cost benefit analysis, whether to connect by cable to additional households. A second cable operator carries our networks' signals to approximately 15% of the Moscow households covered by our networks' signals. We pay this cable operator an annual fee for transmission to these households. A cable system similar to that provided by Mostelecom is in place in St. Petersburg and is operated by the local provider; we pay this cable operator an annual fee for transmission.

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

        While we encourage our channels to obtain content from our in-house production unit, we do not place restrictions on their ability to obtain content from third parties that meets the channel's programming criteria. As a result, our in-house production unit must compete against other sources of programming, including on price, and on quality. Although we produce part of our original programming in-house, we continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We may not be able to compete successfully against other television free-to-air channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with niche channels or non-free-to-air channels offering competitive programming formats.

        The Russian television broadcasting business is highly competitive. Approximately 20 free-to air television channels account for approximately 98% of the television advertising market. The market also includes multiple non-free-to-air television channels. The free-to-air channels include five larger national channels, namely Channel One, Rossiya 1, NTV, TNT and CTC, and a number of smaller niche channels, including Domashny and Peretz. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

        On a national level, CTC competes directly with other larger broadcast networks and channels, including Channel One, as well as with the smaller network TNT. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with TNT and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2012, Channel One had an average audience share of 13.9%, while Rossiya 1's was 13.4% and NTV's was 14.3%. CTC's average audience share in 2012 was 6.9%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

        In 2011 the Walt Disney Company acquired a 49% stake in the Russian channel 7TV, a part of UTH Russia holding. Disney Channel replaced the prior branding and programming of 7TV and launched its free-to-air broadcasting in Russia in December 2011. The Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. The launch of the Disney Channel in Russia resulted in increased competition and impacted CTC's younger audience share.

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

        In addition to competing with larger free-to-air broadcasters, we compete with multiple niche free-to-air and non-free-to-air channels. During the last three years the audience shares of Russian niche free-to-air and non-free-to-air television have increased, which has had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

        Also, the introduction of digital broadcasting may affect competition within the television marketplace, which may negatively impact the audience shares of our channels. See also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2012 we had contractual commitments for the acquisition of approximately $202.2 million in programming rights in 2013 and $48.3 million in 2014 Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent and finance personnel. In 2009 and 2010, we lost several key personnel, including several important content production, legal and finance personnel. In addition, we believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. Although we have managed to find replacements for the personnel we lost, we cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all. In 2012, our former CFO and then acting CEO Boris Podolsky was appointed as our new CEO. In October 2012, Nikolay Surikov joined our company as CFO.

A broadcasting systems failure could prevent us from transmitting our network signal and lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues.

        Our networks' signals originate in Moscow and are uplinked to multiple separate satellite systems that transmit our signals to our affiliate stations and unmanned repeater transmitters. From time to time we experience insignificant signal failures. Although we are able to backup our signal, prolonged or repeated disruptions in our signals could lead to a loss of viewers, damage to our reputation and a reduction in our advertising revenues. We do not carry business interruption insurance to protect us in the event of a catastrophe or termination of our ability to transmit our signals, even though such an event could have a significant negative impact on our business.

We do not carry all of the insurance coverage customary in many countries for a business of our size and nature, and as a result could experience substantial loss or disruption.

        The insurance industry is less developed in Russia than in other developed countries, and many forms of insurance protection common in other countries are not yet available in Russia on comparable terms. At present, we have no coverage for business interruption or loss of key management personnel. We do not maintain separate funds or otherwise set aside reserves for these types of losses. Any such loss may cause substantial disruption and may have a material adverse effect on our business, results of operations and financial condition.

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

        Such uncertainties in the Russian legal system could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others, including government authorities. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations.

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

        Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, most of our assets are located in Russia, and all of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any US or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of March 4, 2013, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of March 4, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office, production and operations space of approximately 3,300 square meters. We launched our digital broadcasting complex in 2011 in this facility, equipped with cutting, sound recording, airing and quality control equipment as well as a digital archive. We have invested in total approximately $17 million in this project. We also lease approximately 9,400 square meters of office space in Moscow.

        Some of our owned-and-operated stations own real estate, none of which represents a material portion of our consolidated assets.

Item 3.    Legal Proceedings.

        We are not currently party to any legal proceedings, the outcome of which could have a material adverse effect on our financial results or operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on The NASDAQ Global Select Market under the symbol CTCM. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as quoted on The NASDAQ Global Select Market.

Period	High	Low
2012
First quarter	$11.46	$8.55
Second quarter	$11.2	$7.75
Third quarter	$9.49	$7.06
Fourth quarter	$9.48	$7.75
2011
First quarter	$25.00	$20.12
Second quarter	$24.14	$18.30
Third quarter	$22.37	$8.86
Fourth quarter	$12.49	$8.04

        As of December 31, 2012, there were three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        The closing price for our common stock on December 31, 2012, which is the last business day of our most recently completed fiscal year, was $7.78.

        During 2012, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012
April 27, 2012	$0.13	$20,561	June 1, 2012	June 27 - 28, 2012
July 31, 2012	$0.13	$20,561	September 1, 2012	September 27, 2012
November 1, 2012	$0.13	$20,561	December 1, 2012	December 27, 2012

        During 2011, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 28, 2011	$0.16	$25,115	March 1, 2011	March 29, 2011
April 28, 2011	$0.22	$34,599	June 1, 2011	June 29, 2011
July 28, 2011	$0.22	$34,606	September 1, 2011	October 30, 2011
November 7, 2011	$0.22	$34,610	December 1, 2011	December 28, 2011

        On March 5, 2013, our Board declared a dividend of $0.15 per outstanding share of common stock, or approximately $24 million in total. The record date is March 20, 2013 and the payment date is on or about March 29, 2013. Our Board currently intends to pay further dividends in each of the following quarters of 2013. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

        We did not purchase any shares of our common stock in 2011 and 2012. On March 4, 2013 our Board of Directors approved an open market stock repurchase program, pursuant to which we will repurchase up to 2.5 million shares of Common Stock in the market for use under our 2013 Equity Incentive Plan (the "Plan"). We believe this program will have the benefit of limiting dilution of our shareholders' equity following the grant of awards under the Plan.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2008	2009	2010	2011	2012
	(in thousands of US dollars, except share and per share data)
Statement of Income (Loss) Data:
REVENUES:
Advertising	$623,336	$483,945	$562,102	$747,451	$775,806
Sublicensing	14,016	20,999	37,931	15,836	23,706
Other revenue	2,819	1,169	1,252	3,073	5,434

Total operating revenues	640,171	506,113	601,285	766,360	804,946

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below, and exclusive of depreciation and amortization, and exclusive of stock-based compensation)	(36,662)	(32,088)	(37,547)	(43,684)	(45,357)
Selling, general and administrative (exclusive of depreciation and amortization and exclusive of stock-based compensation)	(78,183)	(58,526)	(69,849)	(165,176)	(181,266)
Stock-based compensation expense	(16,083)	(47,607)	(34,005)	(18,318)	(4,779)
Programming expenses	(229,000)	(185,224)	(239,030)	(292,466)	(317,136)
Depreciation and amortization	(13,379)	(11,454)	(13,736)	(17,649)	(24,018)
Impairment loss	(232,683)	(18,739)	—	(106,382)	(82,503)

Total operating expenses	(605,990)	(353,638)	(394,167)	(643,675)	(655,059)

Operating income	34,181	152,475	207,118	122,685	149,887
Foreign currency gains (losses)	(28,861)	(4,555)	1,820	2,034	1,762
Interest income	6,221	6,087	6,018	7,222	9,522
Interest expense	(9,434)	(6,959)	(1,169)	(542)	(749)
Other non-operating income, net	776	1,060	2,789	4,667	2,852
Equity in income of investee companies	1,511	537	490	853	1,415

Income before income tax	4,394	148,645	217,066	136,919	164,689

Income tax expense	(19,874)	(45,626)	(66,034)	(76,403)	(64,873)

Consolidated net income (loss)	$(15,480)	$103,019	$151,032	$60,516	$99,816

(Income) loss attributable to noncontrolling interest	37,934	(2,630)	(5,301)	(7,398)	(6,753)

Net income attributable to CTC Media, Inc. stockholders	$22,454	$100,389	$145,731	$53,118	$93,063

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.15	$0.66	$0.94	$0.34	$0.59

Diluted	$0.14	$0.64	$0.93	$0.34	$0.59

Weighted average common shares outstanding:
Basic	152,146,559	152,223,165	155,576,658	157,224,782	157,995,346

Diluted	158,187,922	157,452,763	156,092,038	158,011,659	158,062,250

Dividends declared per share	$—	$—	$0.51	$0.82	$0.52

	December 31,
	2008	2009	2010	2011	2012
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$98,055	$84,441	$59,565	$12,331	$55,181
Short-term investments	—	39,072	117,457	117,233	131,449
Intangible assets, net	219,423	205,851	218,001	197,472	119,339
Goodwill	223,027	233,042	244,824	165,566	177,950
Programming rights, net	120,007	143,611	170,659	199,081	255,292
Working capital(1)	70,385	135,334	218,859	197,071	298,313
Total assets	806,829	851,320	997,723	893,717	985,574
Short-term loans	62,165	28,278	—	—	—
Long-term loans	28,438	—	—	—	—
Total stockholders' equity	547,070	663,824	794,641	697,208	762,926

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2008	2009	2010	2011	2012
CTC Network Operating Data:
Average audience share	9.0%	9.0%	8.5%	7.7%	6.9%
Technical penetration	87.5%	90.7%	93.7%	94.7%	95.1%

	Year ended December 31,
	2008	2009	2010	2011	2012
Domashny Network Operating Data:
Average audience share	2.2%	2.2%	2.3%	2.3%	2.6%
Technical penetration	71.0%	76.4%	81.6%	84.9%	88.5%

	Year ended December 31,
	2008	2009	2010	2011	2012
Peretz Network Operating Data:
Average audience share	1.8%	2.0%	1.9%	1.7%	2.1%
Technical penetration	61.0%	68.4%	72.5%	80.1%	83.8%

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

Executive Summary

	Year ended December 31,		Change period-to-period
	2011	2012	2012 to 2011
	(in thousands)		% USD	% RUR
Total operating revenues	$766,360	$804,946	5.0%	10.1%
Direct operating expenses	(43,684)	(45,357)	3.8%	9.8%
Selling, general and administrative	(165,176)	(181,266)	9.7%	16.1%
Stock-based compensation expense	(18,318)	(4,779)	(73.9)%	(72.4)%
Programming expenses	(292,466)	(317,136)	8.4%	14.1%
Depreciation and amortization	(17,649)	(24,018)	36.1%	44.0%
Impairment loss	(106,382)	(82,503)	(22.4)%	(25.4)%

Total operating expenses	(643,675)	(655,059)	1.8%	7.7%

Operating income	122,685	149,887	22.2%	29.3%

Revenues

        Total operating revenues increased by 5.0% in US dollar terms and 10.1% in ruble terms for the full year, primarily reflecting the impact of overall television advertising market growth of 9%. In addition, when comparing 2012 to 2011 such increase reflected the net effect of increased audience shares of the Domashny and Peretz channels and lower year-on-year target audience share of the CTC channel. Russian advertising sales accounted for approximately 94% of total operating revenues during 2012, with advertising sales up 4% in US dollar terms and 9% in ruble terms for the full year. The Company's sublicensing and other revenues increased by 54% in US dollar terms and 63% in ruble terms for the full year, primarily due to sales of our successful Russian series to broadcasters in Ukraine and Russia.

Expenses

        Our total operating expenses in 2011 and 2012 were affected by noncash impairment losses of $106.4 million and $82.5 million, respectively. Net of the effect of impairment losses, our total operating expenses increased by 7% in US dollar terms and 12% in ruble terms for the full year, of which 8% and 5%, respectively, relate to increases in programming expense and selling, general and administrative expenses (discussed below).

        Direct operating expenses increased by 3.8% in US dollar terms and 9.8% in ruble terms for the full year, largely as a result of increased transmission and maintenance costs relating to annual raises, newly acquired stations, increased distribution fees as result of expanded operations of CTC International, one-off effect of higher satellite fees due to the switch to new satellite systems and launch of our new digital broadcasting complex.

        Selling, general and administrative expenses increased by 9.7% year-on-year in US dollar terms and 16.1% year-on-year in ruble terms. The increase was primarily due to increased compensation expenses payable to Video International that are in line with the revenue dynamic, increased salaries and benefits, and higher advertising and promotion expenses for CTC, Peretz and new media projects.

        The decrease in stock-based compensation expenses when comparing 2012 to 2011 was principally due to the departure of our former CEO at the end of 2011, certain options becoming fully vested, and the departures of several of our employees and executives during 2012.

        Programming expenses increased by 8.4% year-on-year in US dollar terms and 14.1% in ruble terms for the full year, primarily reflecting more expensive programming mix at CTC in response to increased competition from other channels, and at Domashny, to support the channel's increased focus on younger audience.

        Depreciation and amortization expenses were up 36.1% year-on-year in US dollar terms and 44.0% year-on-year in ruble terms. The increase was primarily due to the launch of the new digital broadcasting complex in Moscow in July 2011. In addition, starting from October 1, 2012, our depreciation and amortization expense includes the amortization of our analog licenses due to reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting.

        As a result of impairment reviews performed in 2011, we recorded non-cash impairment losses totaling $95.3 million, of which $71.7 million related to Peretz goodwill, and $23.6 million related to regional broadcast licenses, primarily due to a decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter, and increased uncertainty in the medium-term. In addition, we recorded impairment losses of $11.1 million related to the DTV trade name as a result of the re-branding of the channel. In 2012, our impairment loss of $82.5 million relates to analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting, made as of September 30, 2012.

        Due to the reasons discussed above our operating income increased by 22.2% in US dollar terms and 29.3% in ruble terms to $149.9 million for the full year (2011: $122.7 million).

Segment overview

        In 2010, 2011 and 2012 we organized our operations into eight business segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group.

  Russian Networks

  •
  CTC Network.  CTC Network's principal target audience is 6-54 year-old viewers. CTC's technical penetration is 95.1% with its signal covering approximately 100 million people in Russia. Beginning January 2013, CTC focuses on 10 to 45 year-old viewers.

  •
  Domashny Network.  Domashny channel principally focused on 25-59 year-old female viewers (in 2010 and 2011: 25-60 year-old female viewers). Domashny's technical penetration is 88.5% with its signal covering approximately 63 million people in Russia.

  •
  Peretz Network.  Peretz channel principally focused on 25-59 year-old viewers (in 2010 and 2011: 25-54 year-old viewers). Peretz's technical penetration is 83.8% with its signal covering approximately 61 million people in Russia. Beginning January 2013, Peretz focuses on 25 to 49 year-old viewers.

        Each of our networks is responsible for its own broadcasting operations, including sales of networks' advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates. Substantially all of the revenues of our networks are generated from the broadcast of national television advertising.

  Russian Television Station Groups

  •
  CTC, Domashny and Peretz Television Station Groups.  The CTC Television Station Group, Domashny Television Station Group and Peretz Television Station Group manage 56, 48 and 55 owned-and-operated stations and repeater transmitters, respectively. Our owned-and-operated stations and unmanned repeaters provide 63.1% technical penetration for the CTC Network (or 66.4% of its total penetration of 95.1%); 49.1% technical penetration for the Domashny Network (or 55.5% of its total penetration of 88.5%); and 54.1% technical penetration for the Peretz Network (or 64.55% of its total penetration of 83.8%). All Television Station Groups generate substantially all of their revenues from the sale of local television advertising that is broadcast during the local advertising windows allotted to all owned-and-operated and independent affiliates of our networks.

  CIS Group

  •
  CIS Group.  We operate the Channel 31 network, a Kazakh television broadcaster. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by 103 television stations and local cable operators, including 11 owned-and-operated stations and repeater transmitters. We also operate a broadcaster in Moldova.

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

        Effective January 1, 2013, we changed our reportable segments in the way management reorganized our reporting financial information to make operating decisions. Specifically, starting from 2013, we will present our business by television channels (CTC, Domasnhy, Peretz channels and Channel 31) which better reflect how we currently manage and view our business. Accordingly, we will revise our reportable segments in our Quarterly Report on Form 10-Q for the first quarter of 2013.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia was adversely affected by this economic instability and, as a result, our operating results for 2009 were materially adversely affected. Like Russia, Kazakhstan has also experienced economic instability. Although conditions generally improved, and overall Russian television advertising spending increased in each of the past three years, considerable uncertainty remains concerning economic stability globally in the medium-term. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

        The supply of television advertising time is limited by Russian legislation (as discussed below). As a result of this limited supply of advertising time, we are only able to increase our revenues by delivering larger audience shares and by increasing the price of advertising.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In 2012, the Russian ruble appreciated against the US dollar by 6%, but was on average 6% lower than the average value of the Russian ruble compared to the US dollar during 2011. In 2011 and 2010, the Russian ruble depreciated approximately 5% and 1%, respectively, against the US dollar.

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

  Transition to digital broadcasting

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel that will be selected by regional government authorities, and a to-be launched new Russian public channel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. Governmental authorities have also announced that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        The second multiplex will be made available to 97.6% of the Russian population; the remaining multiplexes will cover only cities with populations of more than 100,000 people (which is approximately 50% of the Russian population). In addition, governmental authorities announced plans to introduce third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population, and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex have not been announced.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. In addition, an uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

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

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. CTC's advertising has generally been placed on the basis of our ratings in CTC's current target audience, the 6-54 year-old demographic. Since January 2012, Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz Channels were narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are highly commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as on overall television viewership. Due to the current economic instability, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability, sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell. See also "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2012, approximately 33% of our total advertising revenues were generated in the fourth quarter.

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

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian national and regional advertising sales with the exception of advertising sales to several local clients of regional stations. We signed an amendment to the existing agreement with Video International adjusting certain contractual terms effective January 1, 2013. We estimate that the overall effective rate of compensation payable to Video International in 2013 will be, as before, in the range of 10-12% of our Russian TV advertising revenues (2012:11.4%).

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

Recent Acquisitions and Disposals

        In 2012, we acquired several regional stations broadcasting in Bratsk, Belgorod, Rubtsovsk, Bereznyaki, Kiselevsk and Zlatoust for total cash consideration of $4.0 million.

Management Changes

        On June 14, 2012, our Board of Directors appointed Boris Podolsky, our former Chief Financial Officer, as our new Chief Executive Officer. On October 1, 2012, Nikolay Surikov was appointed as our new Chief Financial Officer.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2012. The preparation of our consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which require management's most difficult, subjective and complex judgments.

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

        Effective January 1, 2011, we terminated our agency agreements with Video International in respect of our network sales and sales from regional advertising placed by Moscow-based clients, and implemented a new structure for the sale of our advertising. Our own sales house now serves as the exclusive advertising sales agent for all of our networks in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. Our sales house is primarily responsible for all of national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which continue to be made through Video International. See "—Television Advertising Sales", "—Our Agreements with Video International" above.

        Effective January 1, 2011, we recognize our Russian advertising revenues, excluding regional advertising revenues from several local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in our consolidated statement of income. Advertising sales to local clients of our regional stations under our agency agreements with Video International continue to be recognized net of agency commissions.

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from licensing of internally-produced programming. Sublicensing revenues are recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount we believe will be collected. In addition to the allowance for specific doubtful accounts, we apply specific rates to overdue balances depending on the history of cash collections and future expectations of conditions that might impact the collectability of accounts receivables. As of December 31, 2010, 2011 and 2012, allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 2%, 4% and 4%, respectively.

        Broadcasting licenses—As more fully described in "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss", after considering the recent developments regarding the expected terms of digital broadcasting in Russia and the CIS, we determined that the lives of our analog broadcasting licenses were no longer indefinite. As these licenses are no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, assumptions have been required to estimate the remaining lives over which we expect to generate cash flows with each of these licenses. By contrast, in prior periods the Company's estimates of cash flows from these licenses were based on perpetuity. Based on the government's current timelines for switching off analog broadcasting, the estimated remaining economic lives of our analog broadcasting licenses were reassessed to the range of 2.75 to 5.75 years, depending on the region. See also "—Impairment loss" and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Goodwill—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate. However, if future cash flows do not materialize as expected or there is a future adverse change in market conditions, we may be unable to recover the carrying amount of an asset, resulting in future impairment losses. As of December 31, 2012, we determined that no downward adjustments to our macroeconomic outlook are required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income. There may also be risks and expenses that we encounter during and subsequent to the transition to digital broadcasting that we are unable to anticipate at this time that could be material to our future financial position and results of operations. Subject to the availability of further additional information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See also "—Impairment loss" and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

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

        If our Production Group is not successful in developing and producing appropriate levels of quality programming for our networks, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of our long-term projections, could result in decreases in the fair value of the Production Group reporting unit, which may then require us to record an impairment of the goodwill associated with this segment. See "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

        Programming expenses—Our largest operating expense consists of the amortization of the cost of obtaining programming rights. Programming rights are stated at the lower of their amortized cost or net realizable value. We report an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing.

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

        Stock-based compensation expense—We have several stock-based compensation programs. See "Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

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

        Tax provisions and valuation allowance for deferred tax assets—Our actual Russian taxes may be in excess of the estimated amount paid to date or accrued at December 31, 2012 due to ambiguities in, and the evolution of, Russian tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. For further information on tax contingencies see "Item 8. Financial Statements and Supplementary Data—Note 13, Income Taxes and Note 17, Commitments and Contingencies".

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

Results of Operations

        The following table presents our historical consolidated operating results as a percentage of total operating revenues for the periods indicated:

  Consolidated statement of income data

	Year ended December 31,
	2010	2011	2012
REVENUES:
Advertising	93.5%	97.5%	96.4%
Sublicensing revenue	6.3	2.1	2.9
Other revenue	0.2	0.4	0.7

Total operating revenues	100.0	100.0	100.0

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below, exclusive of depreciation and amortization and exclusive of stock-based compensation)	(6.2)	(5.7)	(5.6)
Selling, general and administrative (exclusive of depreciation and amortization; exclusive of stock-based compensation expense)	(11.6)	(21.6)	(22.5)
Stock-based compensation expense	(5.7)	(2.4)	(0.6)
Programming expenses	(39.8)	(38.1)	(39.4)
Depreciation and amortization	(2.3)	(2.3)	(3.0)
Impairment loss	—	(13.9)	(10.3)

Total operating expenses	(65.6)	(84.0)	(81.4)

Operating income	34.4	16.0	18.6
Foreign currency gains	0.3	0.3	0.2
Interest income	1.0	0.9	1.2
Interest expense	(0.2)	(0.1)	(0.1)
Other non-operating income, net	0.5	0.6	0.4
Equity in income of investee companies	0.1	0.1	0.2

Income before income tax	36.1	17.9	20.5

Income tax expense	(11.0)	(10.0)	(8.1)

Consolidated net income	25.1	7.9	12.4

Income attributable to noncontrolling interest	(0.9)	(1.0)	(0.8)

Net income attributable to CTC Media, Inc. stockholders	24.2%	6.9%	11.6%

        Our advertising revenues in 2010 are presented net of agency commissions payable to Video International under the agency agreements that were in place prior to 2011. Effective 2011, following a change in our sales structure and our contractual relationships with Video International, the compensation payable to Video international is included in our selling, general and administrative expenses in 2011 and 2012. See "—Critical accounting policies—Revenue recognition" above. The effect of such change in presentation of compensation payable to Video International results in an increase in the amounts of both our advertising revenues and selling, general and administrative expense at our Networks and Station Groups in 2012 and 2011 as compared to 2010. If we had recorded advertising revenues and selling, general and administrative expenses in 2010 on the same basis as in 2011 and 2012, this would have increased advertising revenues and selling, general and administrative expenses by $79.1 million, including $52.7 million, $8.9 million, $5.8 million, $9.7 million,

$1.5 million and $0.5 million in CTC, Domashny and Peretz Networks, and CTC, Domashny and Peretz Station Groups, respectively, in 2010.

Comparison of Consolidated Results of Operations for the Years ended December 31, 2010, 2011 and 2012

  Total operating revenues

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$389,659	$474,594	$483,999	21.8%	17.9%	2.0%	7.9%
Domashny Network	65,968	90,333	95,091	36.9%	32.5%	5.3%	11.4%
Peretz Network	47,146	59,623	72,709	26.5%	22.4%	21.9%	29.0%
CTC Television Station Group	73,380	100,721	95,782	37.3%	32.8%	(4.9)%	0.6%
Domashny Television Station Group	12,806	19,243	22,361	50.3%	45.4%	16.2%	22.9%
Peretz Television Group	3,831	8,090	10,075	111.2%	104.3%	24.5%	31.8%
CIS Group	12,590	17,843	23,638	41.7%	37.1%	32.5%	40.4%
Production Group	46,448	26,344	21,184	(43.3)%	(45.1)%	(19.6)%	(14.9)%
Eliminations and other	(50,543)	(30,431)	(19,893)	(39.8)%	(41.7)%	(34.6)%	(30.8)%

Total	$601,285	$766,360	$804,946	27.5%	23.3%	5.0%	10.1%

        Our advertising revenues in 2010 are presented net of agency commissions paid to Video International. See "—Critical accounting policies—Revenue recognition" above.

        When comparing 2011 to 2010, our total operating revenues increased by 27.5% in US dollar terms and 23.3% in ruble terms, of which an increase of 14.9% in US dollar terms and 14.3% in ruble terms, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers starting from 2011. Net of this effect, our total operating revenues increased by 12.6% in US dollar terms and 9.0% in ruble terms, respectively, when comparing 2011 to 2010. Such increases primarily reflected the growth of the Russian television advertising market in 2011 when comparing to 2010 (discussed below), partially offset by lower year-on-year target audience share of the CTC channel.

        Our total operating revenues increased by 5.0% in US dollar terms and 10.1% in ruble terms, when comparing 2012 to 2011, primarily reflecting the impact of overall market growth (discussed below). In addition, when comparing 2012 to 2011 such increase reflected the net effect of increased target audience shares of the Domashny and Peretz channels and lower year-on-year target audience share of the CTC channel. See—"Advertising revenues" below.

        We estimate that the total Russian television advertising market (which includes both national and regional markets) increased by approximately 18% and 9% in ruble terms when comparing 2011 to 2010 and 2012 to 2011, respectively, reflecting higher advertiser demand due to improved general macroeconomic conditions. We are cautious about the potential negative impact that economic conditions, particularly the global economic recession, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

  Advertising revenues

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$353,419	$459,937	$462,961	30.1%	25.9%	0.7%	6.5%
Domashny Network	65,615	89,772	94,055	36.8%	32.4%	4.8%	10.8%
Peretz Network	44,941	59,107	72,287	31.5%	27.3%	22.3%	29.4%
CTC Television Station Group	71,444	98,368	93,078	37.7%	33.2%	(5.4)%	0.1%
Domashny Television Station Group	10,288	15,418	17,901	49.9%	45.0%	16.1%	22.8%
Peretz Television Group	3,800	6,484	8,369	70.6%	65.1%	29.1%	36.5%
CIS Group	12,482	17,240	23,066	38.1%	33.6%	33.8%	41.5%
Production Group	497	76	89	(84.7)%	(85.2)%	17.1%	23.9%
Eliminations and other	(384)	1,049	4,000	(373.2)%	363.8%	282.0%	304.2%

Total	$562,102	$747,451	$775,806	33.0%	28.7%	3.8%	8.8%

        We recognize advertising revenues in the period that the corresponding advertising spots are broadcast. Our advertising revenue is recorded net of VAT.

        In 2010, our advertising revenues are presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011 and 2012, due to the change in sales structure and in our contractual relationships with Video International, our advertising revenues are presented gross of compensation payable to Video International. See—"Critical accounting policies—Revenue recognition" above. Our advertising revenues increased by 33.0% in US dollar terms and 28.7% in ruble terms when comparing 2011 to 2010, of which increase of 16.4% and 15.9% in US dollar and ruble terms, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our advertising revenues increased by 16.6% in US dollar terms and 12.8% ruble in terms, respectively, when comparing 2011 to 2010.

        The table below provides certain key statistics about the CTC, Domashny and Peretz television channels:

  Audience shares:

	Average target audience share			Average All 4+ audience share
	Year ended December 31,
	2010	2011	2012	2010	2011	2012
CTC	11.9	10.7	9.6	8.5	7.7	6.9
Domashny	3.1	3.1	3.6	2.3	2.3	2.6
Peretz	2.1	2.0	2.5	1.9	1.7	2.1

        See "Item 1. Business—Audience share and ratings;—Competition".

        CTC Network.    Advertising revenues of the CTC Network increased by 30.1% in US dollar terms and 25.9% in ruble terms, when comparing 2011 to 2010. The effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), was 16.9% in US dollar terms and 16.3% in ruble terms. Net of this effect, CTC Network's advertising revenues increased by 13.2% in US dollar terms and 9.6% in ruble terms, when comparing 2011 to 2010, mainly due to overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 18% in ruble terms, partially offset by decreased audience share of 10%. When comparing 2012 to 2011, CTC Network's advertising revenues increased by 0.7% in US dollar terms and 6.5% in ruble terms principally due to overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 9% in ruble terms partially offset by decreased audience share of 10%, and, to a lesser extent, due to increased revenues from sponsorship. When comparing 2012 to 2011, the decrease in audience share was partially compensated by increases in ratings due to 9% increase in overall viewership in 2012.

        The decrease in target audience share over the periods under review was primarily the result of competition from smaller TV channels and from smaller non-free-to-air and local TV channels, a decreased amount of first run content, as well as the relative underperformance of certain of our programming. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership among 6 to 54 year-olds, which increased from 12.6% in 2010 to 14.5% in 2011 and to 15.5% in 2012. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Domashny Network.    Advertising revenues of the Domashny Network increased, when comparing 2011 to 2010, by 36.8% in US dollar terms and 32.4% in ruble terms, of which an increase of 16.4% and 15.9% in US dollar and ruble terms, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Network's advertising revenues increased by 20.4% and 16.5% in US dollar and ruble terms, respectively, when comparing 2011 to 2010, mainly due to overall increases in advertiser demand (discussed above). When comparing 2012 to 2011, Domashny Network's advertising revenues increased by 4.8% in US dollar terms and 10.8% in ruble terms principally due to increased audience share of 16% and increases in overall viewership in 2012 of 9%, partially offset by the reallocation of certain advertising time to regional windows of the Domashny Station Group due to higher demand for Domashny inventory on a regional level. The increase in audience share was due to the strong performance of our programming during the periods under review, primarily driven by the success of the Turkish and locally produced series, as well as by the broader programming schedule.

        Peretz Network.    Advertising revenues of the Peretz Network increased by 31.5% in US dollar terms and 27.3% in ruble terms, when comparing 2011 to 2010, of which increases of 15.0% and 14.6% in US dollar and ruble terms, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Peretz Network's advertising revenues increased by 16.5% and 12.7% in US dollar and ruble terms, respectively, when comparing 2011 to 2010, principally due to overall increases in advertiser demand (discussed above), partially offset by a decrease in audience share of 5%. When comparing 2012 to 2011, Peretz Network's advertising revenues increased by 22.3% in US dollar terms and 29.4% in ruble terms, primarily due to an increase in audience share of 25%; and to a lesser extent, due to overall increases in advertiser demand (discussed above), partially offset by the reallocation of certain advertising time to regional windows of Peretz Station Group due to higher demand for Perezt inventory on regional level. The increase in our audience share was the result of better performance of our programming in 2012 compared to 2011, which primarily included locally produced shows, as a result of the channel's repositioning in late 2011.

        A new law "On protection of children from harmful information" came into force on December 31, 2010, and has been effective since September 1, 2012. See "Item 1A. Risk Factors—The Russian legal system can create an uncertain environment for investment and business activity, which could have a material adverse effect on our business and the value of our common stock". We do not believe that implementation of this law will adversely affect our CTC Channel, which is positioned as a family entertainment channel, or Domashny Channel, which is geared towards women. Depending on the approach taken by regulators with respect to enforcement of this law, we may revise our approach to programming on our Peretz Channel, since it is more provocative, with a "reality" format. Although we believe that Peretz channel's overall positioning will remain the same and that we are in compliance with this new law, any revisions of our programming could adversely impact the audience share of our Peretz Channel.

        Television Station Groups.    In ruble terms, the regional advertising market increased in line with the total market by approximately 18%, when comparing 2011 to 2010 and by 9%, when comparing 2012 to 2011.

        Advertising revenues of the CTC Television Station Group increased by 37.7% in US dollar terms and 33.2% in ruble terms, when comparing 2011 to 2010, of which increases of 16.5% and 15.9% in US dollar and ruble terms, respectively, relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, CTC Television Station Group's advertising revenues increased by 21.2% in US dollar terms and 17.3% in ruble terms when comparing 2011 to 2010, primarily due to overall increases in advertiser demand (discussed above), partially offset by decreased audience share of the CTC channel. When comparing 2012 to 2011, advertising revenues of the CTC Television Station Group decreased by 5.4% in US dollar terms principally due to depreciation of the Russian ruble against the US dollar and was flat in ruble terms reflecting the dynamic of regional television advertising demand (discussed above) offset by decreased audience share of 10%.

        Advertising revenues of the Domashny Television Station Group increased by 49.9% in US dollar terms and 45.0% in ruble terms, when comparing 2011 to 2010, of which increases of 18.8% and 18.1% in US dollar and ruble terms, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Domashny Television Station Group's advertising revenues increased by 31.1% in US dollar terms and 26.9% in ruble terms, when comparing 2011 to 2010, principally due to increased advertising rates reflecting the dynamic of regional television advertising demand (discussed above), and due to increase in local sales activity. When comparing 2012 to 2011, advertising revenues of the Domashny Television Station Group increased by 16.1% in US dollar terms and 22.8% in ruble terms principally due to increased audience share of 16%, and to a lesser extent, due to the increased regional television advertising demand (discussed above). In addition to the factors above, when comparing 2012 to 2011, advertising revenues of the Domashny Television Station Group increased due to the reallocation of certain advertising time from national to regional windows.

        Advertising revenues of the Peretz Television Station Group increased by 70.6% in US dollar terms and 65.1% in ruble terms, when comparing 2011 to 2010, of which increases of 20.1% and 19.4% in US dollar and ruble terms, respectively, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above). Net of this effect, Peretz Television Station Group's advertising revenues increased by 50.5% in US dollar terms and 45.7% in ruble terms, when comparing 2011 to 2010, principally due to increased advertising rates reflecting the dynamic of regional television advertising demand (discussed above), and increased local sales activity. When comparing 2012 to 2011, advertising revenues of the Peretz Television Station Group increased by 29.1% in US dollar terms and 36.5% in ruble terms principally due to increased audience share of 25% resulting in increased inventory to sell, and reflecting the dynamic of regional television advertising demand (discussed above) as well as revenues from newly acquired stations. In addition to the factors above, when comparing 2012 to 2011, advertising revenues of the Peretz Television Station Group increased due to the reallocation of certain advertising time from national to regional windows.

        CIS.    The majority of the CIS Group's advertising revenues represented revenues of the Channel 31 Group. In US dollar terms, the Kazakh advertising market increased by 17% and 3% when comparing 2011 to 2010 and 2012 to 2011, respectively. The increase in the advertising revenues of this segment in US dollar terms of 38.1% and 33.8%, when comparing 2011 to 2010, and 2012 to 2011, respectively, was primarily due to an increase in audience share of Channel 31 and the increased advertising market when comparing 2011 to 2010, and due to increased sellout when comparing 2012 to 2011. The average overall audience share of Channel 31 was 10.3%, 14.5% and 13.8% in 2010, 2011 and 2012, respectively. The target audience share of Channel 31 was 11.4%, 15.9% and 14.7% in 2010, 2011 and 2012, respectively. The decrease in audience shares when comparing 2012 to 2011 primarily reflects increased competition from the state-owned channels.

        Eliminations and other.    Other revenue for 2011 and 2012 primarily represents revenues from CTC-International and digital media segments.

  Sublicensing and other revenues

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$36,240	$14,657	$21,038	(59.6)%	(60.9)%	43.5%	51.9%
Production Group	45,951	26,267	21,095	(42.8)%	(44.7)%	(19.7)%	(15.0)%
Eliminations and other	(43,008)	(22,015)	(12,993)	(48.8)%	(50.5)%	(41.0)%	(37.6)%

Total	$39,183	$18,909	$29,140	(51.7)%	(53.3)%	54.1%	61.0%

        Networks.    The decrease in our sublicensing and other revenues at CTC Network by 59.6% in US dollar terms and 60.9% in ruble terms when comparing 2011 to 2010 was primarily due to decreases in internally produced programming sold to broadcasters in Ukraine as a result of a lower number of premiers in 2011. In 2012, our sublicensing and other revenues at CTC Network increased by 43.5% in US dollar terms and 51.9% in ruble terms as compared to 2011 mainly due to sales of our successful Russian series to broadcasters in Ukraine and Russia.

        Production Group.    The substantial majority of own production revenues for the Production Group represent sales of in-house produced programming to our networks. These revenues are eliminated in consolidation.

        Eliminations and other.    We eliminate intercompany revenues from sublicensing and other revenues. These intercompany revenues consist primarily of programming rights sold by our Production Group to our networks.

  Total operating expenses

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$(209,929)	$(304,642)	$(328,980)	45.1%	40.4%	8.0%	14.2%
Domashny Network	(48,219)	(75,035)	(81,276)	55.6%	50.6%	8.3%	14.6%
Peretz Network	(42,266)	(139,380)	(60,554)	229.8%	219.1%	(56.6)%	(54.0)%
CTC Television Station Group	(22,041)	(39,686)	(52,948)	80.1%	74.2%	33.4%	41.2%
Domashny Television Station Group	(9,330)	(18,075)	(31,612)	93.7%	87.5%	74.9%	85.0%
Peretz Television Group	(9,592)	(24,658)	(58,688)	157.1%	148.8%	138.0%	151.8%
CIS Group	(12,650)	(14,822)	(22,495)	17.2%	13.4%	51.8%	60.6%
Production Group	(45,403)	(27,357)	(22,755)	(39.7)%	(41.7)%	(16.8)%	(12.0)%
Eliminations and other	5,263	(20)	4,249	(100.4)%	(100.4)%	—	—

Total	$(394,167)	$(643,675)	$(655,059)	63.3%	58.0%	1.8%	7.7%

% of total operating revenues	65.6%	84.0%	81.4%

        In 2010, our advertising revenue is presented net of agency commissions paid to Video International under the agreements that were in place prior to 2011. In 2011 and 2012, due to the change in sales structure, our advertising revenues are presented gross of compensation payable to Video International. Compensation payable to Video International is included in selling, general and administrative expenses for 2011 and 2012. Such compensation expenses include fees for use of advertising software, related maintenance and analytical support and consulting services. See "—Critical accounting policies—Revenue recognition" above.

        Our total operating expenses increased by 63.3% in US dollar terms and 58.0% in ruble terms, when comparing 2011 to 2010, of which increases of 27.3% in US dollar terms and 26.4% in ruble term, relate to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above). Net of this effect, our total operating expenses increased by 36.0% and 31.6% in US dollar and ruble terms, respectively, when comparing 2011 to 2010. When comparing 2012 and 2011, our total operating expenses increased by 1.8% in US dollar terms and 7.7% in ruble terms.

        Our total operating expenses as a percentage of total operating revenues amounted to 65.6%, 84.0% and 81.4%, in 2010, 2011 and 2012, respectively. Our total operating expenses in 2011 and 2012 were affected by noncash impairment losses of $106.4 million and $82.5 million, respectively. See "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". Net of the effect of impairment losses and net of the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011, due to changes in our sales structure (discussed above), our total operating expenses, as a percentage of operating revenues, were 69.6%, 70.1% and 71.1% in 2010, 2011 and 2012, respectively.

        In connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs in 2013 and thereafter. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. In December 2012, CTC and Domashny channels were selected for inclusion in the second multiplex. According to the terms of tender, we must enter into 10-year transmission agreements with the Russian television and radio network (RTRS), a transmission provider, by no later than March 15,

2013. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As of the date of this Annual Report, we are still in the process of negotiations with RTRS and expect to sign the transmission agreements by the stated deadline. In addition, governmental authorities announced plans to introduce third multiplex and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex are not indicated.

        Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also"—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

  Direct operating expenses

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$(9,178)	$(12,359)	$(11,598)	34.7%	30.3%	(6.2)%	(0.7)%
Domashny Network	(6,716)	(7,605)	(7,631)	13.2%	9.6%	0.3%	6.2%
Peretz Network	(4,212)	(5,688)	(6,150)	35.0%	30.7%	8.1%	14.4%
CTC Television Station Group	(7,580)	(8,590)	(8,700)	13.3%	9.7%	1.3%	7.1%
Domashny Television Station Group	(4,277)	(5,292)	(5,233)	23.7%	19.7%	(1.1)%	4.6%
Peretz Television Group	(3,963)	(5,863)	(6,011)	47.9%	43.2%	2.5%	8.5%
CIS Group	(1,901)	(1,913)	(1,867)	0.6%	(2.6)%	(2.4)%	3.2%
Production Group	(2,374)	(1,457)	(1,749)	(38.6)%	(40.6)%	20.0%	27.0%
Eliminations and other	2,654	5,083	3,582	91.5%	85.2%	(29.5)%	(25.4)%

Total	$(37,547)	$(43,684)	$(45,357)	16.3%	12.6%	3.8%	9.8%

% of total operating revenues	6.2%	5.7%	5.6%

        Our direct operating expenses as a percentage of total operating revenues were 6.2%, 5.7% and 5.6% in 2010, 2011 and 2012, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses as a percentage of total operating revenues amounted to 5.5%, 5.7% and 5.6% in 2010, 2011 and 2012, respectively.

        In ruble terms, our total direct operating expenses increased by 12.6% and 9.8% when comparing 2011 to 2010 and 2012 to 2011, respectively, from which the effect of 9% and 8% relates to the increase in transmission and maintenance costs as a result of annual raises and newly acquired stations. In addition, when comparing 2012 to 2011, transmission and maintenance expense increased due to higher distribution fees as a result of expanded operations of CTC International, and of a one-off effect of higher satellite fees due to the switch to new satellite systems.

  Networks

        At the Network level, direct operating expenses principally consist of the salaries of our networks' engineering, programming and production staff, network affiliation costs and satellite transmission fees.

        CTC Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues were 2.1%, 2.6% and 2.4% in 2010, 2011 and 2012, respectively. The increase in direct operating expenses at the CTC Network as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was primarily due to increase in salaries and benefits (discussed below) and decrease when comparing 2012 to 2011 was primarily due to increased revenues, offset by increases in transmission and maintenance expenses (discussed below).

        When comparing 2011 to 2010, direct operating expenses increased by 30.3% in ruble terms, of which increases of 17% related to increases in salaries and benefits as a result of transfers of some employees from other segments to the CTC Network segment, and 5% related to increases in transmission and maintenance costs. When comparing 2012 to 2011, direct operating expenses decreased by 0.7% in ruble terms, of which 3% related to the increases in transmission and maintenance costs and 5% to the decreases in salaries and benefits due to lower headcount. The increase in transmission and maintenance costs over the periods under review were mainly due to the launch of our new digital broadcasting complex in July 2011 and higher satellite fees due to the switch to new satellite systems.

        Domashny Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues were 9.0%, 8.4%, and 8.0% in 2010, 2011 and 2012, respectively. The decreases in direct operating expenses at the Domashny Network as a percentage of this segment's total operating revenues was mainly due to increased revenues, partially offset by increases in network affiliation expenses and by increases in transmission and maintenance expenses in 2012 (discussed below).

        When comparing 2011 to 2010, direct operating expenses increased by 9.6% in ruble terms, of which 6% relates to increases in intercompany network affiliation expenses. When comparing 2012 to 2011, direct operating expenses increased by 6.2% in ruble terms, of which 3% relates increases in transmission and maintenance expenses as a result of the launch of our new digital broadcasting complex in July 2011, and higher satellite fees due to the switch to new satellite systems.

        Peretz Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses at the Peretz Network as a percentage of this segment's total operating revenues were 8.0%, 9.5% and 8.5% in 2010, 2011 and 2012, respectively. The increase in direct operating expenses at the Peretz Network as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was mainly due to increases in intercompany network affiliation expenses and in salaries and benefits (discussed below). The decrease in direct operating expenses at the Peretz Network as a percentage of this segment's total operating revenues when comparing 2012 to 2011 was primarily due to increased revenues, partially offset by increases in transmission and maintenance expenses and network affiliation expenses (discussed below).

        When comparing 2011 to 2010, direct operating expenses increased by 30.7% in ruble terms, of which 25% relates to increases in intercompany network affiliation expenses and 5% relates to increases in salaries and benefits as the result of increased headcount. When comparing 2012 to 2011, direct operating expenses increased by 14.4% in ruble terms, from which the increase of 6% relates to the increases in transmission and maintenance expenses as a result of the launch of our new digital broadcasting complex in July 2011, and higher satellite fees due to the switch to new satellite systems, and increases of 5% in intercompany network affiliation expenses as a result of increased penetration.

  Television Station Groups

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

        At the CTC Television Station Group, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses as a percentage of this segment's total operating revenues were 9.1%, 8.5% and 9.1% in 2010, 2011 and 2012, respectively. The decrease in direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was mainly due to increased revenues, partially offset by increases in transmission costs. The increase in direct operating expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues when comparing 2012 to 2011 was mainly due to increases in transmission costs. In ruble terms, direct operating expenses increased by 9.7% and 7.1% when comparing 2011 to 2010 and 2012 to 2011, respectively, of which 7% and 4%, respectively, relates to the increase in transmission costs due to annual raises and newly acquired stations.

        At the Domashny Television Station Group, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses as a percentage of this segment's total operating revenues were 30.0%, 27.5% and 23.4% in 2010, 2011 and 2012, respectively. The decreases in direct operating expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues when comparing the periods under review was mainly due to increased revenues, partially offset by increases in transmission costs (discussed below). In ruble terms, direct operating expenses increased by 19.7%, when comparing 2011 to 2010, of which 22% relates to the increase in transmission costs due to annual raises and newly acquired stations and one-off maintenance costs at the Domashny station in 2011, and by 4.6%, when comparing 2012 to 2011, due to newly acquired stations, partially offset by one-off maintenance costs at the Domashny station in 2011.

        At the Peretz Television Station Group, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), direct operating expenses as a percentage of this segment's total operating revenues were 91.4%, 72.5% and 59.7% during 2010, 2011 and 2012, respectively. The decrease in direct operating expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues when comparing the periods under review was mainly due to increased revenues, partially offset by increases in transmission costs (discussed below). In ruble terms, direct operating expenses increased by 43.2% and 8.5%, respectively, when comparing 2011 to 2010 and 2012 to 2011, of which 28% and 9%, respectively, relates to the increase in transmission costs due to annual raises and newly acquired stations.

        CIS Group.    For the CIS Group, direct operating expenses principally consist of transmission and maintenance costs and payroll expenses for technical, programming, production and distribution staff of the Channel 31 Group. Direct operating expenses at the CIS Group as a percentage of this segment's total operating revenues were 15.1%, 10.7% and 7.9% during 2010, 2011 and 2012, respectively. The decreases in relative terms over the years were mainly due to increased revenues.

        Production Group.    For the Production Group, direct operating expenses principally comprise payroll costs of Production's employees.

        Eliminations and other.    We eliminate intercompany expenses from direct operating expenses. These intercompany expenses consist primarily of service fees charged to our Networks by our Television Station Groups for the operation and maintenance of repeater transmitters.

  Selling, general and administrative expenses

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$(21,001)	$(82,125)	$(91,103)	291.1%	278.4%	10.9%	17.4%
Domashny Network	(7,861)	(19,311)	(19,735)	145.7%	137.4%	2.2%	8.1%
Peretz Network	(7,496)	(15,044)	(20,715)	100.7%	94.2%	37.7%	45.7%
CTC Television Station Group	(12,235)	(21,661)	(21,960)	77.0%	71.3%	1.4%	7.3%
Domashny Television Station Group	(3,539)	(5,388)	(6,269)	52.2%	47.3%	16.4%	23.1%
Peretz Television Group	(1,544)	(3,088)	(2,595)	100.0%	93.5%	(16.0)%	(11.1)%
CIS Group	(2,753)	(2,494)	(3,629)	(9.4)%	(12.3)%	45.5%	53.9%
Production Group	(1,638)	(1,728)	(1,552)	5.5%	2.1%	(10.2)%	(5.0)%
Eliminations and other	(11,782)	(14,337)	(13,708)	21.7%	17.8%	(4.4)%	1.2%

Total	$(69,849)	$(165,176)	$(181,266)	136.5%	128.8%	9.7%	16.1%

% of total operating revenues	11.6%	21.6%	22.5%

        Our selling, general and administrative expenses principally consist of advertising and promotion expenses; salaries and benefits; rent and utilities; audit, legal and other consulting fees; travel expenses; insurance costs and non-income taxes. In addition, starting from January 1, 2011, our selling, general and administrative expenses include compensation payable to Video International, due to changes in our sales structure (See "—Critical accounting policies—Revenue recognition" and "—Our agreements with Video International").

        Our selling, general and administrative expenses as a percentage of total operating revenues were 11.6%, 21.6% and 22.5% in 2010, 2011 and 2012, respectively. Net of the effect of reporting compensation payable to Video International in selling, general and administrative expenses (discussed above), the percentage in 2010 was 21.9%.

        In ruble terms, our selling, general and administrative expenses increased by 128.8%, when comparing 2011 to 2010, of which increases of 121.5% relates to the effect of reporting advertising revenues based on gross amounts billed to advertisers and reporting compensation payable to Video International in selling, general and administrative expenses effective 2011 (discussed above). Net of this effect, selling, general and administrative expenses increased by 7.3%, of which increases of 2% related to increased salaries and benefits costs, mainly due to increases in headcount in our sales function and increases of 2% related to rental expenses. When comparing 2012 to 2011, our selling, general and administrative expenses increased by 16.1% in ruble terms, of which increases of 4% related to increases in payroll costs (discussed below), increases of 6% related to compensation expenses payable to Video International that are in line with revenue dynamics, and increases of 3% related to increased advertising and promotion expenses for CTC, Peretz and new media projects.

  Networks

        CTC Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the CTC Network as a percentage of this segment's total operating revenues were 16.7%, 17.3% and 18.8% in 2010, 2011 and 2012, respectively. The increases in selling, general and administrative expenses at the CTC Network as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was primarily due to increased salaries and benefits and increased advertising and promotion expenses (discussed below). The increases in selling, general and administrative expenses at the CTC Network as a percentage of this segment's total operating revenues when comparing 2012 to 2011 was mainly due to increases in salaries and benefits and compensation expenses payable to Video International (discussed below).

        When comparing 2011 to 2010, net of the effect of changes in our sales structure, selling, general and administrative expenses increased by 7.8% in ruble terms, of which increases of 4% related to increases in salaries and benefits costs due to annual raises, transfers of some employees from other segments to the CTC Network segment in the second half of 2011, and increases in headcount in our sales function; and increases of 3% related to increases in advertising and promotion expenses as a result of reallocation of advertising costs from CTC Television Station Group. When comparing 2012 to 2011, selling, general and administrative expenses increased by 17.4% in ruble terms, of which increases of 6% related to payroll costs as the result of transfers of some employees from other segments to the CTC Network segment in the middle of 2012, and increases of 7% related to compensation expenses payable to Video International that are in line with revenue dynamic.

        Domashny Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the Domashny Network as a percentage of this segment's total operating revenues were 22.4%, 21.4% and 20.8% in 2010, 2011 and 2012, respectively. The decreases in selling, general and administrative expenses at the Domashny Network as a percentage of this segment's total operating revenues when comparing periods under review was primarily due to increased revenue. In addition, when comparing 2011 to 2010, decrease in selling, general and administrative expenses was partially offset by increased advertising and promotion expenses.

        When comparing 2011 to 2010, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses increased by 11.2% in ruble terms, of which increases of 6% related to increased selling expenses which were in line with revenue dynamics, and increases of 5% related to increases in advertising and promotion expenses as the result of a reallocation of these costs from Domashny Television Station Group. When comparing 2012 to 2011, selling, general and administrative expenses increased by 8.1% in ruble terms, due to an increase in compensation expenses payable to Video International, which were in line with revenue dynamics.

        Peretz Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the Peretz Network, as a percentage of this segment's total operating revenues, were 25.1%, 25.2% and 28.5% in 2010, 2011 and 2012, respectively. Selling, general and administrative expenses at the Peretz Network as a percentage of this segment's total operating revenues were flat when comparing 2011 to 2010 reflecting the net effect of increased segment revenues and increases in salaries and benefits (discussed below). When comparing 2012 to 2011, selling, general and administrative expenses at the Peretz Network as a percentage of this segment's total operating revenues increased primarily due to increases in advertising and promotion expenses and one-off legal expenses (discussed below), partially offset by increased segment revenues.

        When comparing 2011 to 2010, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses increased by 9.6% in ruble terms, of which increases of 3% related to increase in salaries and benefits costs due to increased headcount in our sales function, and increases of 6% related to increased selling expenses, which were in line with the segment's revenue dynamics. When comparing 2012 to 2011, selling, general and administrative expenses of the Peretz Network increased by 45.7% in ruble terms, of which 15% related to increases in compensation expenses payable to Video International, which were in line with the segment's revenue dynamics, 16% related to increased one-off legal fees and 9% related to advertising and promotion expenses, partially due to the reallocation of these costs from Peretz Television Station Group.

  Television Station Groups

        CTC Television Station Group.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues amounted to 26.4%, 21.5% and 22.9% in 2010, 2011 and 2012, respectively. The decrease in selling, general and administrative expenses of the CTC Television Station Group as a percentage of this segment's total operating revenues when comparing 2011 and 2010 was primarily due to increased revenues and decreases in advertising and promotion expenses. When comparing 2012 and 2011, the increase in selling, general and administrative expenses at the CTC Television Station Group as a percentage of this segment's total operating revenues was mainly due to increases in advertising and promotion expenses (discussed below).

        When comparing 2011 to 2010, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses decreased by 4.4% in ruble terms, of which 6% related to decreases in advertising and promotion expenses as the result of the reallocation of these costs to CTC Network. When comparing 2012 to 2011, selling, general and administrative expenses of the CTC Television Station Group increased by 7.3% in ruble terms, of which 9% related to increases in advertising and promotion expenses for CTC channel.

        Domashny Television Station Group.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the Domashny Television Station Group as a percentage of this segment's total operating revenues amounted to 35.1%, 28.0% and 28.0% in 2010, 2011 and 2012, respectively. The decrease in selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was primarily due to increased segment revenues, partially offset by increased maintenance costs (discussed below). When comparing 2012 to 2011, selling, general and administrative expenses of the Domashny Television Station Group as a percentage of this segment's total operating revenues were flat reflecting the net effect of increased revenues and increased advertising and promotion.

        When comparing 2011 to 2010, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses increased by 4.1% in ruble terms, of which increases of 5% related to maintenance costs due to the launch of the broadcasting complex. When comparing 2012 to 2011, selling, general and administrative expenses of the Domashny Television Station Group increased by 23.1% in ruble terms, of which 11% related to increases in advertising and promotion expenses, and 8% related to compensation expenses payable to Video International in line with this segment's revenue dynamic.

        Peretz Television Station Group.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues were 47.3%, 38.2% and 25.8% in 2010, 2011 and 2012, respectively. The decrease in selling, general and administrative expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was primarily due to increased revenue. When comparing 2012 to 2011 the decrease in selling, general and administrative expenses at the Peretz Television Station Group as a percentage of this segment's total operating revenues was due to the increase in segment's total operating revenues as well as the decrease in advertising and promotion expenses (discussed below).

        When comparing 2011 to 2010, net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), selling, general and administrative expenses increased by 45.7%, of which increases of 14% in ruble terms related to provision for VAT on purchases that were determined as not recoverable, increases of 11% related to increased salaries and benefits costs due to annual raises, as well as increases in headcount in our sales function, and increases of 7% related to increased rental expenses due to the newly acquired regional stations. When comparing 2012 to 2011, selling, general and administrative expenses of the Peretz Television Station Group decreased by 11.1% in ruble terms, of which 14% related to decreases in advertising and promotion expenses, mainly due to reallocation of these costs to Peretz Network and higher advertising costs in 2011 as a result of channel re-branding.

        CIS Group.    Selling, general and administrative expenses of our CIS Group consist primarily of payroll expenses related to sales, marketing, finance and administrative personnel, advertising and promotion expenses, consultancy and outside service expenses, office space rent expenses and utilities expenses of the Channel 31 Group. As a percentage of this segment's operating revenues, selling, general and administrative expenses were 21.9%, 14.0% and 15.4% in 2010, 2011 and 2012, respectively. The decrease in selling, general and administrative expenses as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was mainly due to increased segment revenue; when comparing 2012 to 2011, the increase was mainly due to increased promotion and advertising expenses and salaries and benefits costs, partially offset by increased segment revenue.

        Production Group.    Selling, general and administrative expenses of the Production Group consist primarily of payroll expenses to finance and administrative personnel, office space rent expenses and utilities expenses of our production companies.

        Eliminations and other.    Other selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, and digital media segments, as well as intercompany eliminations. Selling, general and administrative expenses of our corporate headquarters amounted to $13.7 million, $13.8 million and $10.2 million in 2010, 2011 and 2012, respectively. When comparing 2012 to 2011, the decrease in headquarters costs was mainly due to decreased payroll costs due to the transfer of some employees to CTC Network.

  Stock-based compensation expenses

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Stock-based compensation expenses	$(34,005)	$(18,318)	$(4,779)

        The majority of our stock-based compensation expense relates to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. The decrease in stock-based compensation expenses when comparing 2011 to 2010 was principally due to the non-achievement of performance criteria related to performance-based options and stock appreciation rights, and the fact that some options granted in 2007 and 2008 became fully vested at which time compensation charges ceased. The decrease in stock-based compensation expenses when comparing 2012 to 2011 was principally due to the departure of our former CEO at the end of 2011, certain options becoming fully vested, and the departures of several of our employees and executives during 2012.

        We expect to recognize stock-based compensation expense related to all of our currently outstanding stock options and equity-based incentive awards of approximately $4.3 million for 2013, $1.2 million for 2014 and $0.6 million for 2015. In addition, our Board of Directors has agreed to grant equity awards to our new CEO and CFO, as well as to a number of employees pursuant to a new equity incentive plan. On March 4, 2013, our Board of Directors approved our 2013 Equity Incentive Plan (the "Plan"), which will be submitted to our stockholders for approval at the 2013 annual meeting. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of our Board has, subject to stockholder approval of the Plan, approved an initial round of awards to our employees in the form of restricted share units ("RSUs") to acquire up to 2.0 million shares of common stock. The RSU awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, and will become exercisable on a staggered basis over a period of four years from grant. Exercise will be subject to the condition that the closing price of our common stock has exceeded $12.00 per share on at least ten trading days prior to exercise. We believe that such awards will provide appropriate incentives to our employees, and better align their interests with those of our stockholders, as the vast majority of our currently outstanding equity awards have exercise prices substantially higher than the trading price of our common stock over the past 12 months.

        As a condition to the receipt of an award under the Plan, any employee that holds an outstanding option award under our 2009 Equity Incentive Plan will be required to forfeit the unvested portion of such award; the vested portion of outstanding option awards will remain unaffected by the new program.

        In addition, on March 4, 2013 our Board of Directors approved an open market stock repurchase program, pursuant to which we will repurchase up to 2.5 million shares of Common Stock in the market for use under the Plan. We believe this program will have the benefit of limiting dilution of our shareholders' equity following the grant of awards under the Plan.

        We expect that our estimated stock-based compensation expense will increase as a result of these awards. For more details on our stock-based compensation transactions, see "Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation and Note 20, Subsequent Events".

  Programming expenses

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$(178,483)	$(206,816)	$(221,025)	15.9%	12.1%	6.9%	14.4%
Domashny Network	(32,773)	(46,690)	(52,555)	42.5%	37.8%	12.6%	18.3%
Peretz Network	(27,845)	(32,908)	(30,687)	18.2%	14.4%	(6.7)%	(3)%
CIS Group	(7,394)	(9,841)	(12,963)	33.1%	28.8%	31.7%	39.4%
Production Group	(41,254)	(24,116)	(19,432)	(41.5)%	(43.4)%	(19.4)%	(14.8)%
Eliminations and other	48,719	27,905	19,526	(42.7)%	(44.6)%	(30.0)%	(26.0)%

Total	$(239,030)	$(292,466)	$(317,136)	22.4%	18.4%	8.4%	14.1%

% of total operating revenues	39.8%	38.2%	39.4%

        Our programming expenses represent both the cost of acquired programming licenses and the cost of internally-produced content. Although we own the programming we now produce in-house, we license a significant portion of our content from third-party foreign or Russian producers and distributors. These licenses usually provide for a limited number of runs of each program. There is currently a relatively limited supply of Russian-produced programming and strong competition among Russian networks and channels for such programming, as well as for popular foreign programming. The increased competition for audience share among Russian channels forces us to broadcast more expensive programming to maintain audience share for our channels. We carefully plan our acquisitions to ensure access to the most desirable programming on the most favorable terms possible and to maintain an optimal mix between Russian production and international programming of interest to our target viewers.

        We amortize programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. (See—" Critical Accounting Policies, Estimates and Assumptions—Programming expense").

        Programming expenses as a percentage of total operating revenues were 39.8%, 38.2% and 39.4% in 2010, 2011 and 2012, respectively. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011, due to changes in our sales structure (discussed above), programming expenses as a percentage of total operating revenues was 35.1% in 2010.

        CTC Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), programming expenses at the CTC Network as a percentage of this segment's total operating revenues were 40.3%, 43.6% and 45.7% in 2010, 2011 and 2012, respectively. The increase in programming expenses as a percentage of this segment's total operating revenues when comparing the periods under review was mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues.

        When comparing 2011 to 2010, programming expenses increased by 12.1% in ruble terms primarily due to increases in both the volume and cost of first-run Russian series and due to the increased cost of foreign content. When comparing 2012 to 2011, programming expenses increased by 14.4% in ruble terms, primarily due to increases in the volume of foreign content resulting from the expiration of certain licenses, as well as in response to increased competitors from other channels and increases in cost per hour of first-run Russian series and sitcoms aired in 2012 compared to 2011, partially offset by higher write-downs of Russian series to their net realizable value in 2011 than in 2012 due to their underperformance.

        Domashny Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), programming expenses at the Domashny Network as a percentage of this segment's total operating revenues were 43.7%, 51.7% and 55.3% in 2010, 2011 and 2012, respectively. The increase in programming expenses as a percentage of this segment's total operating revenues when comparing 2011 to 2010 and 2012 to 2011 was mainly due to a more expensive programming mix (discussed below), partially offset by increased segment revenues in 2011 and 2012.

        When comparing 2011 to 2010, programming expenses increased by 37.8% in ruble terms primarily due to more expensive Russian and foreign movies and an increased volume of Russian series and shows. When comparing 2012 to 2011, programming expenses increased by 18.3% in ruble terms, primarily due to more expensive foreign series as well as more expensive Russian content, to support Domashny' increased focus on younger female audiences.

        Peretz Network.    Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), programming expenses at the Peretz Network as a percentage of this segment's total operating revenues were 52.6%, 55.2% and 42.0% in 2010, 2011 and 2012, respectively. The increase in programming expenses as a percentage of this segment's total operating revenues when comparing 2011 to 2010 was primarily due to a more expensive programming mix. The decrease in programming expenses as a percentage of this segment's total operating revenues when comparing 2012 to 2011 was mainly due to increased segment revenues.

        When comparing 2011 to 2010, programming expenses increased by 14.4% in ruble terms primarily due to increases in both the volume and cost of locally produced shows, partially offset by decreased volume and cost of locally produced series. When comparing 2012 to 2011, programming expenses decreased by 3%, reflecting the net effect of decreased volume of foreign and Russian series and more expensive Russian programs due to changes in programming strategy resulting from the channel's re-branding in 2011.

        CIS Group.    Programming expenses for the CIS Group consists of the amortization of in-house programming and acquired programming rights by the Channel 31 Group. Programming expenses for the CIS segment as a percentage of its operating revenues was 58.7%, 55.2% and 54.8% in 2010, 2011 and 2012, respectively. The decrease in programming expenses as a percentage of this segment's operating revenues was primarily due to increased segment revenues when comparing 2011 to 2010 and 2012 to 2011, respectively. In US dollar terms, programming expense at CIS Group increased by 33.1% and 31.7%, respectively, resulting from more expensive foreign content when comparing 2011 to 2010, and more expensive locally produced Kazakh shows and Turkish content when comparing 2012 to 2011, in response to increased competition.

        Production Group.    Programming expenses represents the cost of internally produced programming sold to other segments in our group as well as licensed to third parties. Direct production costs for the Production Group, which consists mainly of production staff salaries, compensation to actors and other direct costs associated with programming sold to our Networks, are classified within Programming expenses. These expenses are eliminated in consolidation.

  Depreciation and amortization

	Year ended December 31,			Change period-to-period
	2010	2011	2012	2011 to 2010		2012 to 2011
	(in thousands)			% USD	% RUR	% USD	% RUR
CTC Network	$(1,268)	$(3,343)	$(5,254)	163.6%	155.1%	57.2%	66.3%
Domashny Network	(869)	(1,422)	(1,355)	63.6%	58.3%	(4.7)%	0.8%
Peretz Network	(2,712)	(2,918)	(3,002)	7.6%	4.1%	2.9%	8.8%
CTC Television Station Group	(2,225)	(2,157)	(2,765)	(3.1)%	(6.2)%	28.2%	35.6%
Domashny Television Station Group	(1,513)	(1,997)	(3,886)	32.0%	27.7%	94.6%	105.9%
Peretz Television Group	(4,086)	(4,825)	(6,287)	18.1%	14.3%	30.3%	37.8%
CIS Group	(602)	(573)	(1,075)	(4.8)%	(7.9)%	87.6%	98.5%
Eliminations and other	(461)	(414)	(394)	(10.2)%	(13.1)%	(4.8)%	0.7%

Total	$(13,736)	$(17,649)	$(24,018)	28.5%	24.3%	36.1%	44.0%

% of total operating revenues	2.3%	2.3%	3.0%

        Our depreciation and amortization relates to the depreciation of our property and equipment, mainly broadcasting equipment, transmitters, buildings, computer hardware and office furniture, and the amortization of our intangible assets other than programming rights and sublicensing rights, principally network affiliation agreements and cable network connections. When comparing 2011 to 2010, the increase in depreciation and amortization was mainly due to the launch of the new digital broadcasting complex in July 2011.

        In addition, starting from October 1, 2012, our depreciation and amortization expense includes $4.6 million of the amortization of our analog licenses due to the reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting. See "—Key Factors Affecting Our Results of Operations" and "—Impairment loss". Net of this effect, when comparing 2012 to 2011, depreciation and amortization expense increased by 10.0%, mainly due to the launch of the new digital broadcasting complex in July 2011.

        We estimate that the amortization charge for our broadcast licenses will be approximately $18.6, $18.6, $17.7, $12.3, $9.7 and $4.3 million annually from 2013 through 2018. The estimated useful lives of certain fixed assets could be impacted as a result of the migration, subject to availability of further information, which could require us to accelerate depreciation expense on a prospective basis.

  Impairment loss

        The following table summarizes impairment losses recorded as a result of our impairment reviews:

	Impairment losses recorded
	2011	2012
Broadcasting licenses:
Peretz regional and umbrella analog licenses	$10,882	$43,795
CTC analog regional licenses	7,278	19,523
Domashny analog regional licenses	5,398	16,224
Channel 31 analog license	—	2,961
Total analog broadcasting licenses	$23,558	$82,503

Peretz Network's goodwill	71,688	—

DTV trade name	11,136	—

Total impairment losses	$106,382	$82,503

Income tax effect	(6,939)	(16,501)

Total effect on consolidated net income	$99,443	$66,002

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

  Impairment reviews during 2011

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected our expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of our assets in 2011. As the result of impairment reviews performed as of September 30 and December 31, 2011, we recorded non-cash impairment losses totaling $95.3 million, of which $71.7 million related to Peretz goodwill, and $23.6 million related to regional broadcast licenses, primarily due to a decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter, and increased uncertainty in the medium-term. In addition, we recorded impairment losses of $11.1 million related to the DTV trade name as a result of the re-branding of the channel.

  Impairment reviews during 2012

        In 2012, our impairment loss relates to analog broadcasting licenses, reflecting the reassessment of our useful lives from indefinite to finite as result of the planned transition to digital broadcasting as of September 30, 2012, as discussed below.

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

        We also performed annual tests for goodwill impairment. As of December 31, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $55.6, $28.0 and $62.1 million, respectively. The transition to digital broadcasting also impacted our assumptions used in economic models and our assessment of the carrying value of the goodwill. Two of our Russian channels, CTC and Domashny, have won a tender to be included in the second digital multiplex. Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We has already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz. Based on information currently available and a current assessment of factors that could impact our future cash flows in connection with the anticipated digitalization, the estimated fair values of the impacted reporting units (CTC, Domashny and Peretz) were in excess of their respective carrying amounts by more than 10%.

        Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. While the models used in our assessments of our reporting units in annual impairment testing incorporate changes in assumptions of revenues and costs as well as risks associated with these uncertainties, depending on further information about the terms of the transition to digital broadcasting and other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill.

        While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, we believe the most significant of these uncertainties are the following:

        Advertising revenues—The anticipated digitalization may affect broadcasters' disposition within the television marketplace, which may negatively impact the audience shares of our channels. In addition, viewers may not acquire televisions or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. In the absence of "must-carry" obligations for cable operators, this could lead to a decline in our viewer ratings and the overall number of households viewing free-to-air television. In addition, an uncertainty exists about Peretz' technical penetration and its impact on advertising revenues after the end of analog broadcasting.

        Operating costs—We could incur significant transmission costs associated with digital broadcasting. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. There may be other unanticipated expenses that we encounter during the transition and subsequently. In addition, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

        There may be other risks and expenses that we encounter during and subsequent to the transition that we are unable to anticipate at this time that could be material to our future financial position and results of operations. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests." See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetize".

        In addition, fair value estimates are highly sensitive to the changing macroeconomic environment. There is considerable uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in the global economy on the Russian television advertising market. The potential negative trends in the macroeconomic environment may adversely affect the total Russian television advertising market and could increase the risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, which would also decrease the fair value of the respective assets or reporting units.

        Also, the fair value of our Production Group reporting unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our networks for broadcast. In making our assessment of the fair value of this unit, we make judgments based on the volume and marketability of historical production, our near- and medium-term production plans and existing purchase commitments received, as well as the impact of competitive programming that is available to our networks. As a result, we anticipate that our Production Group operating results will reflect periods of volatility as it adjusts, along with our networks, to changing viewer preferences and audience acceptance of our programming.

        If our Production Group is not successful in developing and producing appropriate levels of quality programming for our networks, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of our long-term projections, could result in decreases in the fair value of the Production Group reporting unit, which may then require us to record an impairment of the goodwill associated with this segment. In 2011 and 2012, the volume of in-house produced programming hours contracted by our networks was below those originally anticipated. As of December 31, 2012, the carrying value of Production unit goodwill was $32.2 million.

        In the fourth quarter of 2012, we performed step-one of the quantitative assessment for the Production Group reporting unit. Based on the quantitative assessment, if our estimate of the fair value of the Production Group reporting unit decreased by 20%, we would be required to perform step-two of the quantitative impairment assessment. In order to further evaluate the sensitivity of the fair value calculations on our impairment analysis, we applied an underperformance rate of 30% to planned volumes of in-house production. Continued underperformance at the 2012 level would result in an impairment charge in respect of our production goodwill of approximately $12 million.

        If operational changes we have introduced in 2012 to accelerate production are not successful in establishing a consistent pipeline of desirable content, we may be required to perform an interim impairment test during 2013 and recognize an impairment of a significant portion of our Production Group goodwill.

        We believe that control and ownership of content is becoming increasingly important. As a result, we continue to support further development of in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality of content.

  Interest income

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Interest income	$6,018	$7,222	$9,522

        Our interest income consists primarily of interest earned on our cash balances and short-term investments. See "Item 8. Financial Statements and Supplementary Data—Note 4, Cash and cash equivalents and short-term investments; Bank overdraft."

  Other non-operating income, net

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Other non-operating income	$2,789	$4,667	$2,852

        In January 2010, we sold our interest in a radio station in Kazakhstan for total consideration of $2.0 million and recognized a $2.0 million gain on the sale, which was recorded in other non-operating income. In 2011, we recognized bargain gain of $3.7 million in conjunction with acquisitions of regional stations. See also "Item 8. Financial Statements and Supplementary Data—Note 5, Investment transactions." In 2012, other non-operating income primarily includes reversals relating to Channel 31 Group tax contingencies recorded due to a lapse in the statute of limitations.

  Equity in income of investee companies

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Equity in income of investee companies	$490	$853	$1,415

        Under the equity method, we record our interest in the results of operations of stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in it.

  Income tax expense

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Income tax expense	$(66,034)	$(76,403)	$(64,873)

        In 2010, our effective tax rate was approximately 30%. In 2010, the tax legislation of Kazakhstan was amended to establish a statutory income tax rate of 20% in 2010 and thereafter. This change did not have a significant effect on our effective tax rate.

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

        In 2012, our effective tax rate was approximately 39% and was impacted by the effect of the impairment loss recognized in the third quarter of 2012 in respect of the revision of the useful lives of our broadcasting licenses. See "—Impairment loss". The impairment loss decreased our income before tax by $82.5 million and decreased income tax expense by $16.5 million. Net of the impairment loss, our effective tax rate for 2012 would have been 33%.

        The decrease in effective tax rate net of impairment loss when comparing 2012 to 2011 (adjusted for nonrecurring impairment losses) was primarily due to decreases, as a percentage of consolidated income before tax, in stock-based compensation expense, and the recognition of certain foreign tax credits that was deducted from US income tax.

  Income attributable to noncontrolling interest

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Income attributable to noncontrolling interest	$(5,301)	$(7,398)	$(6,753)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated stations in the CTC Television Station Group that are not wholly owned, as well as of the Channel 31 Group.

  Other comprehensive income (loss) attributable to controlling interest

	Year ended December 31,
	2010	2011	2012
	(in thousands)
Other comprehensive income (loss)	$(5,635)	$(47,691)	$43,567

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in 2010 and 2011 primarily represent the losses relating to these translations due to depreciation of the Russian ruble against the US dollar of 1% and 5.3%, respectively. Other comprehensive income in 2012 primarily represents income relating to these translations due to the appreciation of the Russian ruble against the US dollar of 6.0%.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of December 31, 2012 Compared to December 31, 2011

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $21.8 million to $30.5 million from December 31, 2011 to December 31, 2012, mainly due to higher revenues in the fourth quarter of 2012 compared to the fourth quarter of 2011.

  Short-term investments

        As of December 31, 2010 and 2011, short-term investments represent cash deposits with maturity in the range from three to nine months placed in Russian banks.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2011 to December 31, 2012 by $18.5 million primarily due to increases in timing of investments for Russian programming to secure our programming schedule for longer period.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2011 to December 31, 2012 of $56.2 million was primarily due to increased investments in foreign content, which will be used in 2013 and thereafter.

  Goodwill and Intangible assets

        Intangible assets decreased from December 31, 2011 to December 31, 2012 by $78.1 million, primarily due to the impairment loss of $82.5 million recorded in the third quarter of 2012 as a result of the revision of the useful lives of our broadcasting licenses, see "—Impairment loss" and "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss", and amortization, partially offset by the effect of the appreciation of the Russian ruble against the US dollar, and acquisitions of broadcast licenses and new cable connections.

        Goodwill increased from December 31, 2011 to December 31, 2012 by $12.4 million, mainly due to the appreciation of the Russian ruble against the US dollar.

  Accounts payable

        Our accounts payable increased from $69.9 million to $80.9 million from December 31, 2011 to December 31, 2012, primarily due to increased payables foreign content.

  Taxes payable

        Our taxes payable increased from $31.9 million to $40.9 million from December 31, 2011 to December 31, 2012, primarily due to an increase in income tax payable as the result of higher revenues in the fourth quarter of 2012 compared with the fourth quarter of 2011.

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

        At December 31, 2012, we had $55.2 million in cash and cash equivalents, of which approximately 56% was held in US dollar-denominated accounts. In addition, at December 31, 2012, we had $131.5 million in deposits with maturities ranging from three to nine months, all of which was held in ruble-denominated accounts.

        In October 2011, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34 million. As of December 31, 2011 the Company had an overdraft position of $16.9 million, which is presented as a current liability separately on the Company's balance sheets. In July 2012, the Company signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $32 million. As of December 31, 2012, the balance of the overdraft was $13.2 million.

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

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2010	2011	2012
	(in thousands)
Net cash provided by operating activities	$185,552	$115,791	$157,714
Net cash used in investing activities	(130,525)	(54,643)	(26,491)
Net cash used in financing activities	(79,820)	(115,024)	(88,903)

        Our net cash flows from operating activities were $185.6 million, $115.8 million and $157.7 million in 2010, 2011 and 2012, respectively. When comparing 2011 to 2010, change in net cash flows from operating activities reflected the net effect of increased advertising sales and higher operating cash expenditures. When comparing 2012 to 2011, the increase in net cash flows from operating activities reflected the net effect of increased advertising sales and decrease in income taxes paid, partially offset by increased programming payments.

        Substantially all of our cash flows from operating activities are derived from advertising revenues. Net of the effect of reporting advertising revenues based on gross amounts billed to advertisers effective 2011 (discussed above), our advertising revenues were $641.2 million, $747.5 million and $775.8 million, respectively, for 2010, 2011 and 2012.

        Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $250.5 million, $358.6 million and $364.2 million in 2010, 2011 and 2012, respectively. The increase in cash paid for programming rights in 2012 was primarily due to investments in foreign programming used in 2012 and that will be used in 2013 and thereafter. Programming expense recorded in Consolidated Statements of Income amounted to $239.0 million, $292.5 million and $317.1 million in 2010, 2011 and 2012, respectively.

        In addition, cash flows from operating activities include income tax payments in the amounts of $64.9 million, $89.0 million and $58.8 million in 2010, 2011and 2012, respectively. The increase in income tax payments when comparing 2011 to 2010 were primarily due to increased pretax income and taxes on dividends distributed by Russian subsidiaries to our parent company. The decrease in income tax payments when comparing 2012 to 2011 was primarily due to utilization of certain foreign tax credits that were deducted from US income tax.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, earnouts related to the acquisitions of our production companies and investments in or receipts from cash deposits. In 2010, we paid cash of $23.8 million for acquisitions, including $12.8 million of 2009 earn-out payments in relation to our acquisition of production companies and $11.0 million for the acquisition of additional owned-and-operated stations. In 2010, we spent cash of $29.9 million for capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections pursuant to our contracts with Mostelecom to secure the right of our Moscow stations to be connected by cable to additional households in Moscow. In addition, in 2010, we made cash deposits of $78.9 million in Russian banks. In 2011, we paid $6.4 million of 2010 earnouts related to our acquisitions of Costafilm, and $21.5 million related to the acquisitions of new broadcasting stations. In addition, we spent $19.8 million on capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. In addition, in 2011, we placed cash deposits of $9.8 million in Russian banks. In 2012, we paid $4 million related to the acquisitions of new broadcasting stations and spent $15.6 million on capital expenditures, mainly on purchases of software for our new digital broadcasting center in Moscow and leasehold improvements for new office facilities, as well as on cable connections. In addition, in 2012, we placed cash deposits of $6.8 million in Russian banks.

        In 2013, we expect capital expenditures to be at 2012 level as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from exercises of stock options, proceeds from overdraft and payments of dividends. In 2010, cash used in financing activities includes repayment under the Credit Facility Agreement of $28.3 million and payment of $7.5 million in debt that our DTV Station in St. Petersburg assumed at its acquisition. In addition, in 2010, we paid dividends in the amount of $80.4 million to our stockholders and $4.9 million in dividends to minority shareholders of our owned-and-operated stations. Also, we received $42.8 million from the exercise of stock options. In 2011, cash used in financing activities primarily includes payment of dividends in the amount of $128.9 million to our stockholders, $6.1 million in dividends paid to minority shareholders, partially offset by proceeds of $5.4 million received from the exercise of stock options and of $17.6 million in proceeds received from bank overdraft. In 2012, cash used in financing activities primarily includes payment of dividends in the amount of $82.2 million to our stockholders, $5.8 million in dividends paid to minority shareholders and settlement of a $5.5 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options.

        On March 5, 2013, our Board of Directors declared a dividend of $0.15 per outstanding share of common stock, or approximately $24 million in total, to be paid on or about March 29, 2013. In addition, on March 4, 2013, our Board approved an open market stock repurchase program, pursuant to which we will repurchase up to 2.5 million shares of Common Stock in the market for use under our 2013 Equity Incentive Plan.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2012:

	Total	2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$250,486	$202,154	$48,332	$—	$—	$—
Transmission and satellite fees	115,474	22,766	22,494	22,515	23,718	23,981
Leasehold obligations	36,457	7,762	8,093	8,551	8,971	3,080
Network affiliation agreements	9,409	2,984	2,931	2,184	1,009	301
Acquisition of format rights	1,113	1,113	—	—	—	—
Cable connections	4,883	2,170	2,170	543	—	—
Payments for intellectual rights	15,571	2,947	3,118	3,290	3,461	2,755
Other contractual obligations	9,783	2,741	2,505	2,808	844	885

Total(1)	$443,176	$244,637	$89,643	$39,891	$38,003	$31,002

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. In December 2012, CTC and Domashny channels were selected for inclusion in the second multiplex. According to the terms of tender, we must enter into 10-year transmission agreements with the Russian television and radio network (RTRS), a transmission provider, by no later than March 15, 2013. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As of the date of this Annual Report, we are still in the process of negotiations with RTRS and expect to sign the transmission agreements by the stated deadline.

        Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also"—Key Factors Affecting Our Results of Operations", and "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur further impairment charges in connection with this transition".

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the year ended December 31, 2012, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $69.0 million and $44.9 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of February 26, 2013 was RUR 30.34 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In 2012, we entered into foreign exchange forward contracts for approximately $169 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. See "Item 8. Financial Statements and Supplementary Data—Note 17, Commitments and Contingencies—Derivative Financial instruments".

        In January 2013, we entered into foreign exchange forward contracts for approximately $72 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During the three months period ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that as of December 31, 2012, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 6, 2013

PART III

Item 9B.    Other Information.

        None.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2013, and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, consolidated statements of changes in stockholders' equity, and consolidated statements of cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Media, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 6, 2013

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$12,331	$55,181
Short-term investments (Note 4)	117,233	131,449
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2011—$977; December 31, 2012—$1,136)	21,831	30,549
Taxes reclaimable	20,311	29,855
Prepayments	57,091	68,078
Programming rights, net	106,947	153,076
Deferred tax assets	20,086	31,355
Other current assets	1,351	1,860

TOTAL CURRENT ASSETS	357,181	501,403

PROPERTY AND EQUIPMENT, net	46,299	47,201
INTANGIBLE ASSETS, net (Notes 8 and 10):
Broadcasting licenses	158,794	82,276
Cable network connections	28,148	25,616
Trade names	5,213	5,708
Other intangible assets	5,317	5,739

Net intangible assets	197,472	119,339
GOODWILL (Notes 9 and 10)	165,566	177,950
PROGRAMMING RIGHTS, net (Note 6)	92,134	102,216
INVESTMENTS IN AND ADVANCES TO INVESTEES (Note 5)	5,041	5,743
PREPAYMENTS	4,009	11,522
DEFERRED TAX ASSETS	26,015	20,200

TOTAL ASSETS	$893,717	$985,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Note 4)	16,941	13,181
Accounts payable	69,891	80,871
Accrued liabilities (Note 12)	21,393	23,445
Taxes payable	31,905	37,524
Deferred revenue	7,367	9,048
Deferred tax liabilities	12,613	39,021

TOTAL CURRENT LIABILITIES	160,110	203,090

DEFERRED TAX LIABILITIES	36,399	19,558
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued and outstanding 2011-157,320,070; 2012—158,160,719)	1,573	1,582
Additional paid-in capital	481,969	491,925
Retained earnings	322,184	333,003
Accumulated other comprehensive loss	(111,754)	(68,187)
Non-controlling interest	3,236	4,603

TOTAL STOCKHOLDERS' EQUITY	697,208	762,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$893,717	$985,574

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Year ended December 31,
	2010	2011	2012
REVENUES:
Advertising (Note 2)	$562,102	$747,451	$775,806
Sublicensing revenue	37,931	15,836	23,706
Other revenue	1,252	3,073	5,434

Total operating revenues	601,285	766,360	804,946

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $11,502, $13,201 and $20,393 in 2010, 2011 and 2012, respectively; and exclusive of stock-based compensation expense of $10,586, $6,242 and $763 in 2010, 2011 and 2012, respectively)	(37,547)	(43,684)	(45,357)
Selling, general and administrative (exclusive of depreciation and amortization $2,234, $4,448 and $3,625 in 2010, 2011 and 2012, respectively; exclusive of stock-based compensation expense of $23,419, $12,076 and $4,016 in 2010, 2011 and 2012, respectively)	(69,849)	(165,176)	(181,266)
Stock-based compensation expense	(34,005)	(18,318)	(4,779)
Programming expenses	(239,030)	(292,466)	(317,136)
Depreciation and amortization	(13,736)	(17,649)	(24,018)
Impairment loss (Notes 2 and 10)	—	(106,382)	(82,503)

Total operating expenses	(394,167)	(643,675)	(655,059)

OPERATING INCOME	207,118	122,685	149,887
FOREIGN CURRENCY GAINS	1,820	2,034	1,762
INTEREST INCOME	6,018	7,222	9,522
INTEREST EXPENSE	(1,169)	(542)	(749)
OTHER NON-OPERATING INCOME, net	2,789	4,667	2,852
EQUITY IN INCOME OF INVESTEE COMPANIES	490	853	1,415

Income before income tax	217,066	136,919	164,689

INCOME TAX EXPENSE	(66,034)	(76,403)	(64,873)

CONSOLIDATED NET INCOME	$151,032	$60,516	$99,816

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(5,301)	$(7,398)	$(6,753)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$145,731	$53,118	$93,063

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.94	$0.34	$0.59

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.93	$0.34	$0.59

Weighted average common shares outstanding—basic	155,576,658	157,224,782	157,995,346

Weighted average common shares outstanding—diluted	156,092,038	158,011,659	158,062,250

Dividends declared per share	$0.51	$0.82	$0.52

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(in thousands of US dollars)

	2010	2011	2012
Net Income	$151,032	$60,516	$99,816
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment	(5,553)	(47,698)	43,616

Total Other Comprehensive income (loss)	(5,553)	(47,698)	43,616

Comprehensive income	$145,479	$12,818	$143,432

Less: Comprehensive income attributable to the non-controlling interest	(5,383)	(7,392)	(6,802)

Comprehensive income attributable to CTC Media, Inc. stockholders	$140,096	$5,426	$136,630

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year ended December 31,
	2010	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$151,032	$60,516	$99,816
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	1,449	(6,866)	(741)
Depreciation and amortization	13,736	17,649	24,018
Programming expenses	239,030	292,466	317,136
Stock-based compensation expense	34,005	18,318	4,779
Equity in income of unconsolidated investees	(490)	(853)	(1,415)
Foreign currency gains	(1,820)	(2,034)	(1,762)
Impairment loss	—	106,382	82,503
Changes in provision for tax contingencies	(2,752)	(3,381)	(3,738)
Changes in operating assets and liabilities:
Trade accounts receivable	(11,816)	15,498	(10,885)
Prepayments	(3,123)	(6,852)	(817)
Other assets	(6,672)	(4,161)	(2,972)
Accounts payable and accrued liabilities	6,457	(616)	12,637
Deferred revenue	7,239	(5,073)	890
Other liabilities	10,042	(6,824)	1,400
Dividends received from equity investees	509	841	1,056
Settlement of SARs and exercises of equity-based incentive awards	(786)	(598)	(35)
Acquisition of programming and sublicensing rights	(250,488)	(358,621)	(364,156)

Net cash provided by operating activities	185,552	115,791	157,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(29,912)	(19,780)	(15,646)
Acquisitions of businesses, net of cash acquired	(23,762)	(25,033)	(3,998)
Proceeds from sale of businesses, net of cash disposed	2,026	—	—
Investments in deposits, net	(78,877)	(9,830)	(6,847)

Net cash used in investing activities	(130,525)	(54,643)	(26,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	42,812	5,352	4,616
Proceeds from (settlement of) overdraft, net	—	17,553	(5,519)
Repayments of loans	(35,775)	—	—
Acquisition of non-controlling interest	(1,508)	(2,927)	—
Dividends paid to stockholders	(80,444)	(128,930)	(82,244)
Dividends paid to noncontrolling interest	(4,905)	(6,072)	(5,756)

Net cash used in financing activities	(79,820)	(115,024)	(88,903)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(83)	6,642	530

Net increase/(decrease) in cash and cash equivalents	(24,876)	(47,234)	42,850
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,441	59,565	12,331

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,565	$12,331	$55,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$236	$81	$603
Income tax paid	$64,950	$89,042	$58,828

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012

(in thousands of US dollars, except share data)

	Outstanding common shares	Common stock	Additional Paid-in capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Non-controlling interest	Stockholders' Equity
DECEMBER 31, 2009	154,227,746	$1,542	$386,950	$332,710	$(58,428)	$1,050	$663,824

Stock-based compensation from option awards	—	—	29,260	—	—	—	29,260
Stock options exercised	2,728,000	27	42,785	—	—	—	42,812
Foreign currency translation adjustment	—	—	—	—	(5,635)	82	(5,553)
Acquisition of non-controlling interest	—	—	(1,474)	—	—	(34)	(1,508)
Net income (loss)	—	—	—	145,731	—	5,301	151,032
Dividends declared	—	—	—	(80,444)	—	(4,782)	(85,226)

DECEMBER 31, 2010	156,955,746	$1,569	$457,521	$397,997	$(64,063)	$1,617	$794,641

Stock-based compensation from option awards	—	—	17,193	—	—	—	17,193
Stock options exercised	364,324	4	5,348	—	—	—	5,352
Foreign currency translation adjustment	—	—	—	—	(47,691)	(7)	(47,698)
Acquisition of non-controlling interest	—	—	1,907	—	—	299	2,206
Net income			—	53,117	—	7,399	60,516
Dividends declared	—	—	—	(128,930)	—	(6,072)	(135,002)

DECEMBER 31, 2011	157,320,070	$1,573	$481,969	$322,184	$(111,754)	$3,236	$697,208

Stock-based compensation from option awards	—	—	5,349	—	—	—	5,349
Stock options exercised	840,649	9	4,607	—	—	—	4,616
Foreign currency translation adjustment	—	—	—	—	43,567	49	43,616
Net income	—	—	—	93,063	—	6,753	99,816
Dividends declared	—	—	—	(82,244)	—	(5,435)	(87,679)

DECEMBER 31, 2012	158,160,719	$1,582	$491,925	$333,003	$(68,187)	$4,603	$762,926

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia. The Company's Russian network operations, including programming, sales, marketing and promotion for CTC, Domashny and Peretz on a national level, as well as relations with independent affiliates, are managed by its network subsidiaries: the CTC, Domashny and Peretz television networks (the "Networks"). The Company transmits its signals by satellite to its owned-and-operated affiliate stations and repeater transmitters and to independent affiliate stations. The distribution of the channels' signal, as well as regional marketing and sales functions are managed by CTC, Domashny and Peretz Television Station Groups (the "Television Station Groups") which include the owned-and-operated affiliate stations for each respective Russian channel. In addition, the Company operates the Channel 31 network, a Kazakh television broadcaster, and a broadcaster in Moldova. These two broadcasters comprise an additional business segment—the Commonwealth of Independent States Group (the "CIS Group"). Moreover, the Company has a Production segment (the "Production Group"), responsible for the Company's in-house production operations, specializing in producing sitcoms, series, sketchcoms and entertainment TV shows for Russian networks.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s beneficial ownership interests in these subsidiaries as of December 31, 2010, 2011 and 2012 are presented in the table below:

	2010	2011	2012
Networks
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Peretz Network	100.0%	100.0%	100.0%
Television Station Groups
CTC-Region	100.0%	100.0%	100.0%
CTC-Moscow	100.0%	100.0%	100.0%
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-Moscow	100.0%	100.0%	100.0%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
Peretz -St. Petersburg	100.0%	100.0%	100.0%
CIS Group
Channel 31 Group	60.0%	60.0%	60.0%
Production Group
Story First Production (2010:Costafilm and Soho Media)	100.0%	100.0%	100.0%

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with 60% economic interest of the Channel 31 Group (see Note 17 for a discussion of the legal restrictions on ownership in Kazakhstan). The Company has consolidated the Channel 31 Group since acquisition. As of December 31, 2012, the Channel 31 Group had assets (excluding intercompany assets) totaling $22,689 and liabilities (excluding intercompany liabilities) totaling $7,186. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, and the related deferred tax liabilities and tax contingencies assumed upon the acquisition of the Channel 31 Group. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of December 31, 2012 the amount of intercompany payables of the Channel 31 Group totaled $4,005. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders totaled $2,212, $3,578 and $2,849 for 2010, 2011 and 2012, respectively. These amounts include intercompany expenses of $767, $747 and $598 for 2010, 2011 and 2012, respectively.

Business Segments

        In 2010, 2011 and 2012 the Company operated in eight business segments—CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. The Company evaluates

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance based on the operating results of each segment, among other performance measures (Note 18).

        Effective January 1, 2013, the Company changed its reportable segments in the way management reorganized reporting financial information to make operating decisions. Specifically, starting from 2013, the Company will present its business by television channels (CTC, Domashny, Peretz channels and Channel 31) which better reflect how the Company currently manages and views its business. Accordingly, the Company will revise its reportable segments in its Quarterly Report on Form 10-Q in the first quarter of 2013.

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

Foreign Currency Translation

        In 2010, 2011 and 2012, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

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

        The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from several local clients of regional stations, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to several local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income starting from January 1, 2011. In 2011 and 2012, the amounts of such compensation expense included in selling, general and administrative expenses were $80,445 and $85,677, respectively, compared with Video International commission fees of $79,133 recorded as a deduction to advertising revenue in 2010.

        Advertising sales to local clients of Russian regional stations and Kazakh advertising sales under the agency agreements with Video International continue to be recognized net of agency commissions. Agency commissions under these agreements amounted to $5,831 and $6,961 in 2011 and 2012, respectively.

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

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

Amortizable Long-Lived Assets

        Amortizable assets are stated at cost less accumulated amortization. Definite-lived intangible assets primarily represent broadcast licenses and cable network connections. Cable network connections are amortized on a straight-line basis over their estimated period of future economic benefit, approximately until 2018.

        Until September 30, 2012, the Company's broadcasting licenses were determined to have indefinite lives and were subject to annual impairment reviews. As of September 30, 2012, as result of developments in transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to definite (see Note 10). Starting from October 1, 2012, the Company began to amortize the remaining balances of its broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life in the range of 2.75 to 5.75 years, depending on the region.

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

        Assets (Liabilities) Measured at Fair Value on a Recurring Basis—The Company applies fair value measurements to its broadcasting assets, liabilities and noncontrolling interest in purchase price allocations, using inputs of Level 3. Fair value is based on the income approach based on discounted cash flow models and involving assumptions that are based upon what the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date (See below—" Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" for a valuation techniques). The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair value as of December 31, 2011 and 2012, respectively. There were no transfers between categories during the periods presented.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets Measured at Fair Value on a Nonrecurring Basis—As of December 31, 2010, the Company performed its annual impairment review, which did not result in impairment losses.

        For the year ended December 31, 2011, broadcasting licenses and the Peretz umbrella license with carrying amounts of $59,716 and $53,436, respectively, were written down to their fair values of $41,458 and $48,136, respectively, resulting in impairment losses of $18,258 and $5,300, respectively, which were included in earnings for the period. As of December 31, 2011, goodwill with a carrying amount of $130,141 was written down to its implied fair value of $58,453, resulting in an impairment loss of $71,688, which was included in earnings for the period.

        As of September 30, 2012, revisions of the Company's broadcasting licenses from indefinite to finite useful lives (see Note 10) resulted in broadcasting licenses with carrying amounts totaling $167,069 being written down to their estimated fair values totaling $84,566, resulting in impairment charges of $82,503 which were included in earnings for the periods. The Company performed its annual impairment review for the year ended December 31, 2012, which did not result in further impairment losses.

        The table below represents fair value measurements on a nonrecurring basis at the dates when impairments were taken:

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

        See below—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" and Note 10, Impairment loss for valuation techniques and quantitative information about the significant unobservable inputs used in the fair value measurement.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        The Company evaluates goodwill for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than annual review, there are a number of factors that could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company after assessing the totality of events or circumstances, determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment. The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is more than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. Prior to testing goodwill for impairment, the Company compares fair values of indefinite-lived intangible assets with their carrying values to determine whether the assets might be impaired. The Company has determined that its reporting units are the same as its operating segments. See also Note 10.

        Assessing goodwill for impairment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. The Company's estimate of the cash flows its operations will generate in future periods forms the basis for most of the significant assumptions inherent in the impairment reviews. The Company's expectations of these cash flows are developed during its long- and short-range business planning processes, which are designed to address the uncertainties in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth.

        The Company has over many years observed a strong positive correlation between the macroeconomic performance of its markets and the size of the television advertising market and ultimately the cash flows the Company generates. With this in mind, the Company has placed a high importance on developing its expectations for the future development of the macroeconomic environment in general and, in particular, the advertising market and the Company's share of it. While

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this has involved an appreciation of historical trends, the Company has placed a higher emphasis on forecasting these market trends, which has involved a detailed review of macroeconomic data and a range of both proprietary and publicly-available estimates for future market development.

        The most significant of the assumptions used in the valuation of goodwill and long-lived assets are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis ranged from 13.5% to 18.4% in 2010, from 13.4% to 17.7% in 2011 and from 12.0% to 13.0% in 2012, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2010, 2011 and 2012 analysis was 4%, 3% and 3%, respectively. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Downturns in the macroeconomic environment, particularly the global economic recession, may adversely affect the total advertising market, and in turn, the fair values of the respective assets or reporting units.

  •
  Market shares: This assumption is a function of the audience share the Company expects to generate from its reporting units, and the relative price at which the Company can sell advertising. The Company's estimates of the market shares are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the Company's audience shares or ratings, or shares or ratings of market

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    participants, were to fall as a result, for example, of competitive pressures, the underperformance of key programs, the failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in fair value of the respective reporting units.

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

        As more fully described in Note 10, as of September 30, 2012, after considering recent developments regarding the expected terms of digital broadcasting, the Company determined that the lives of its analog broadcast licenses were no longer indefinite. As of September 30, 2012, the Company tested its broadcast licenses for impairment, and commenced amortization from October 1, 2012.

        As these licenses are no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, assumptions have been required to estimate the remaining lives over which the Company expects to generate cash flows with each of these licenses. As of September 30, 2012, this determination has been the most significant change in assumptions used to determine the fair value of the Company's broadcast licenses; by contrast, in prior periods the Company's estimate of cash flows was based on perpetuity. Based on the estimated timelines for switching-off analog broadcasting indicated by the governmental authorities, the Company's estimate of the periods of economic lives of its analog broadcasting licenses was reassessed to the range of 2.75 to 5.75 years, depending on the region.

        The broadcasting licenses were valued using an income approach based on discounted cash flow models and involving assumptions that the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. In valuing broadcasting licenses, the Company allocates cash flows that the licenses generate both from national and regional advertising using the "direct value" method. The most significant of the assumptions used in its valuations include cost of capital, total advertising market, capital expenditures, allocation of cash flows from national advertising to broadcasting licenses, market participants market shares and forecasted operating costs.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The most significant of the assumptions used in the Company's valuation of broadcasting licenses in addition to those discussed above are the following:

  •
  Allocation of cash flows from national advertising to broadcasting licenses: Regional stations broadcast programming received by satellite from the Networks, including national advertising. Therefore, the Company's regional broadcasting licenses generate revenues for the Company at the Networks level. Russian television viewing data, including ratings, audience shares and related metrics, are currently gathered by TNS Russia. The TNS measurement system uses internationally recognized methods and is the standard currently used by all major television broadcasters, advertisers and advertising agencies in Russia. The audience rating for any channel is measured based on the ratings in cities included in a panel measured by TNS. The Company's assumptions regarding the share of national revenue generated by each of its broadcasting licenses are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the system of audience measurement were to change or the weighting of the panel of cities were to change in a manner that increased the weight in areas where the Company does not have coverage, it could impact the fair value of the Company's reporting units and broadcasting licenses by lowering the Company's ratings.

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

        See also Note 10, Impairment loss.

Accounting for acquisitions

        The Company applies the acquisition method of accounting and recognizes the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, based on their respective estimated fair values measured as of that date. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, license and other asset lives, among other items. See above—"Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" for discussion on methodology applied in determination of fair values.

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

        The following table summarizes the changes in the allowance for doubtful accounts for the year ended December 31, 2012:

	2010	2011	2012
Balance at January 1	$988	$780	$977
Allowance for doubtful accounts (charged to expenses)	53	482	554
Accounts receivable written off (or subsequent payments)	(173)	(255)	(436)
Foreign currency translation adjustments	(88)	(30)	41
Balance at December 31	$780	$977	$1,136

        Allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 4% as of December 31, 2011 and 2012, respectively.

Tax provisions and valuation allowance for deferred tax assets

        Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carryforwards which are expected to be realized. The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carryforwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate. See also Note 13.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2010, 2011 and 2012 were $15,265, $18,855 and $22,901, respectively.

Pensions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. In 2010, the Unified Social Tax (UST) was at a flat rate of 26% of the annual gross remuneration of each employee not to exceed a certain pre-determined amount of compensation. In 2011, some changes were introduced to the Russian tax legislation, resulting in an increase in social contributions to 34% for the majority of taxpayers. Taxpayers employed in the mass media industry were provided with certain tax benefits: application of a 26% tax rate in 2011, 27% tax rate in 2012, 28% tax rate in 2013 and 30% tax rate in 2014. Starting from 2015, taxpayers employed in the mass media industry will be taxed at the standard rate of 34%.

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

Financial instruments and hedging activities

        The Company measures derivatives at fair value and recognizes them as either assets or liabilities on the balance sheet. The Company designates derivatives as either fair value hedges or cash flow hedges when the required criteria are met. Changes in the fair value of derivatives that are designated and qualify as fair value hedges are recorded in the consolidated statement of income together with any changes in the fair value of the hedged asset or liability that is attributed to the hedged risk. The effective portion of changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recognized in equity. The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of income. For derivatives that do not meet the conditions for hedge accounting, gains and losses from changes in the fair value are included in the consolidated statement of income. See Note 17.

Stock-Based Compensation

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

Comparative Figures

        In 2010, the Company recognized advertising revenues net of Value Added Taxes ("VAT") and accrued sales commissions payable to Video International. Since January 1, 2011, the Company has no longer paid sales commissions to Video International following implementation of a new model of cooperation with Video International at the Network level and at Television Station Groups in respect of Moscow-based clients. Under the terms of the new agreement, the Company pays Video International fees for the use of its advertising software package and for services rendered such as maintenance of the software package, technical support and consulting, along with integration of the software and Russian advertising market analytical services. Such compensation payable to Video International from January 1, 2011 is included in selling, general and administrative expenses in the consolidated statement of income. In 2011 and 2012, amounts of such compensation expense included in selling, general and administrative expenses were $80,445 and $85,677, respectively, compared with Video International commission fees of $79,133 recorded as a deduction to advertising revenue in 2010. Reclassifications have been made to the prior period consolidated balance sheet to conform to the current period presentation.

New and Recently Adopted Accounting Pronouncements

        Effective January 1, 2012, the Company adopted Accounting Standards Update 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("ASU 2011-04") and Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"). The adoption of these amendments did not have a material impact on the Company's consolidated balance sheet or results of operations.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In October 2012, the FASB issued Accounting Standards Update 2012-07, "Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs" ("ASU 2012-07"), which eliminates the rebuttable presumption that the conditions leading to the write-off of unamortized film costs after the balance sheet date existed as of the balance sheet date. The amendments also eliminate the requirement that an entity incorporate into fair value measurements used in the impairment tests the effects of any changes in estimates resulting from the consideration of subsequent evidence if the information would not have been considered by market participants at the measurement date. To the extent that uncertainties are resolved or other information becomes known after the balance sheet date, but before the financial statements are issued or available to be issued, such effects should not be incorporated with certainty into the fair value measurement as of the balance sheet date unless market participants would have made such assumptions. The amendments do not change the company's responsibility to analyze and consider any relevant subsequent events and information to assess whether the fair value measurement reflects all relevant information and assumptions that market participants would have considered under the current conditions at the measurement date. For public companies these amendments are effective for impairment assessments performed on or after December 15, 2012 and should be applied prospectively. The Company applied these amendments for reporting period ended December 31, 2012. As of December 31, 2012, the adoption of this guidance did not have material impact on Company's financial statements. The application of this guidance in future periods may cause the recognition of impairment of unamortized film costs to be deferred into later periods if conditions which exist before financial statements are issued but subsequent to the measurement date would not have been considered by a market participant at the measurement date.

        In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance, which is effective prospectively for reporting periods beginning after December 15, 2012, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

3.     NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2010, 2011 and 2012 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of the outstanding stock options calculated using the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     NET INCOME PER SHARE (Continued)

"treasury stock" method. The number of stock options excluded from the diluted net income per common share computation, because their effect was antidilutive for the years ended December 31, 2010, 2011 and 2012, was 6,041,964, 5,180,905 and 3,578,707, respectively.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2010	2011	2012
Net income attributable to CTC Media, Inc. stockholders	$145,731	$53,118	$93,063

Weighted average common shares outstanding—basic	155,576,658	157,224,782	157,995,346
Dilutive effect of:
Common stock options and SARs	515,380	786,877	66,904

Weighted average common shares outstanding—diluted	156,092,038	158,011,659	158,062,250

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.94	$0.34	$0.59
Diluted	$0.93	$0.34	$0.59

        The numerator used to calculate diluted net income per common share for 2010, 2011 and 2012 was net income attributable to CTC Media, Inc. stockholders.

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31,
	2011	2012
Cash and cash equivalents:
Russian ruble bank accounts	$6,434	$23,519
US dollar bank accounts	4,479	31,021
Other	1,418	641

Total cash and cash equivalents	$12,331	$55,181

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT (Continued)

	December 31,
	2011		2012
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	4.1%–8.7%	$102,068	7.65%–9.25%	$131,449
US dollar-denominated deposits	2.1%–2.2%	15,165		—

Total Short-term investments		$117,233		$131,449

        Bank overdraft—In October 2011, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at 7.2% with a credit limit of approximately $34,000. In July 2012, the Company signed a new Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $32,000. As of December 31, 2011 and 2012, the balance of the overdraft was $16,941 and $13,181, respectively, which was presented as a current liability separately on the Company's balance sheets.

5.     INVESTMENT TRANSACTIONS

Acquisitions in 2010

        In 2010, the Company acquired a 100% interest in six television stations in Achinsk, St. Petersburg, Perm, Archangelsk and Severodvinsk for total cash consideration of $10,611 and assumed indebtedness of $7,644. The Company assigned $13,600 to broadcasting licenses, and $6,949 to goodwill. The goodwill arising from the purchase price allocation was believed to be consistent with the synergies expected to be realized from the acquisitions. The goodwill is not expected to be deductible for tax purposes and was assigned to the CTC and DTV Network segments. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed.

        Also in 2010, the Company acquired a remaining non-controlling 48% interest in a television station in Kazan, for total cash consideration of $1,508 and acquired a 10% interest in television stations in Belgorod, Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $358.

Disposals in 2010

        In January 2010, the Company sold our 100% interest in a Kazakh radio station for total cash consideration of approximately $2,026.

Acquisitions in 2011

        In 2011, the Company acquired a 100% interest in regional stations broadcasting in Tomsk, Samara region, Omsk and Orenburg and a remaining 90% interest in television stations in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $21,746. The Company assigned $28,299 to the broadcasting licenses, $5,300 to goodwill, $5,660 to deferred tax liabilities, $342 to noncontrolling interest, and $3,742 to bargain gain from purchase. The remainder of the purchase

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     INVESTMENT TRANSACTIONS (Continued)

price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition. Goodwill is not deductible for income tax purposes and was assigned to the CTC and Domashny Network segments.

Acquisitions in 2012

        In 2012, the Company acquired a 100% interest in a television station in Bratsk; 90% interest in a television station in Belgorod; and 100% interest in television stations in Rubtsovsk, Bereznyaki, Kiselevsk and Zlatoust for total cash consideration of $3,998. The Company assigned $2,575 to broadcasting licenses and $2,476 to goodwill. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition Goodwill is not deductible for income tax purposes and was assigned to the CTC, Domashny and Peretz Network segments.

6.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2011 and 2012 comprise the following:

	December 31,
	2011	2012
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$122,454	$150,734
Accumulated amortization	(111,999)	(144,830)

Released, net book value	10,455	5,904

Completed and not released	1,528	6,796
In production	521	1,399

Total	12,504	14,099

Acquired rights:
Historical cost	554,310	707,428
Accumulated amortization	(367,733)	(466,235)

Net book value	186,577	241,193

Total programming rights	$199,081	$255,292

Current portion	$106,947	$153,076

Non-current portion	$92,134	$102,216

        The Company expects to amortize approximately $13,972 of internally produced TV programming for its completed and released and completed but not yet released programs during the twelve months ending December 31, 2013. In addition, the Company expects to amortize approximately 100% of its unamortized internally produced programming rights within the three years following December 31, 2012.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2011 and 2012 comprise the following:

		December 31,
	Useful life, years
		2011	2012
Cost:
Broadcasting equipment	2.75-7	$45,476	$50,465
Office equipment and other	3-5	14,080	16,842
Buildings	10-25	12,152	15,483
Leasehold improvements	10	6,232	6,779
Construction in progress		1,047	1,262

Total cost		$78,987	$90,831
Accumulated depreciation		(32,688)	(43,630)

Net book value		$46,299	$47,201

        Depreciation expense was $5,470, $7,624 and $9,212 in 2010, 2011 and 2012, respectively.

8.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2011 and 2012 comprise the following:

	December 31,
	2011		2012
	Cost	Accumulated amortization	Cost	Accumulated amortization
Trade names	$5,213	$—	$5,708	$—
Broadcasting licenses	158,794	—	86,840	(4,564)
Cable network connections	46,131	(17,983)	51,644	(26,028)
Other intangible assets	6,904	(1,587)	7,721	(1,982)

Total	$217,042	$(19,570)	$151,913	$(32,574)

        Amortization expense was $8,266, $10,024 and $14,806 in 2010, 2011 and 2012, respectively.

        Estimated future amortization expenses related to amortizable intangible assets are as follows:

For the year ended December 31, 2013	$24,223
For the year ended December 31, 2014	23,961
For the year ended December 31, 2015	22,724
For the year ended December 31, 2016	18,585
For the year ended December 31, 2017	14,568
For the year ended December 31, 2018 and thereafter	9,570

$113,631

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     INTANGIBLE ASSETS, NET (Continued)

        Until September 30, 2012, the Company's broadcasting licenses were determined to have indefinite lives and were subject to annual impairment reviews. As of September 30, 2012, as a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite and recorded non-cash impairment losses totaling $82,503 related to these broadcasting licenses (see Note 10). The Company amortizes the remaining balances on a straight-line basis over each broadcasting license's estimated remaining useful life from October 1, 2012.

9.     GOODWILL

        Goodwill as of December 31, 2010, 2011 and 2012 comprises the following:

	Balance December 31, 2010	Goodwill acquired	Revision of goodwill from prior acquisitions	Impairment loss	Foreign currency translation adjustment	Balance December 31, 2011
CTC Network	$46,951	$4,109	$—	$—	$(2,210)	$48,850
Domashny Network	17,002	—	616	—	(908)	16,710
Peretz Network	136,775	—	575	(71,688)	(7,404)	58,258
CTC Television Station Group	2,089	—	—	—	(112)	1,977
Domashny Television Station Group	9,832	—	—	—	(523)	9,309
CIS Group	99	—	—	—	—	99
Production Group	32,076	—	—	—	(1,713)	30,363

Total	$244,824	$4,109	$1,191	$(71,688)	$(12,870)	$165,566

	Balance December 31, 2011	Goodwill acquired	Foreign currency translation adjustment	Balance December 31, 2012
CTC Network	$48,850	$1,673	$2,933	$53,456
Domashny Network	16,710	482	980	18,172
Peretz Network	58,258	321	3,496	62,075
CTC Television Station Group	1,977	—	118	2,095
Domashny Television Station Group	9,309	—	558	9,867
CIS Group	99	—	—	99
Production Group	30,363	—	1,823	32,186

Total	$165,566	$2,476	$9,908	$177,950

        The Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the CIS segment. These impairment losses were recorded in 2008 as a result of annual impairment tests. In addition, in 2011, the Company recorded a noncash impairment loss of $71,688 related to the impairment of goodwill of the Peretz Network. See Notes 2 and 10.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS

        The following table summarizes the impairment losses recorded by the Company in 2011 and 2012 as a result of impairment reviews:

	2011	2012
Broadcasting licenses:
Peretz analog umbrella license	$5,300	$22,603
Peretz analog regional licenses	5,582	21,192
CTC analog regional licenses	7,278	19,523
Domashny analog regional licenses	5,398	16,224
Channel 31 analog license	—	2,961
Total analog broadcasting licenses	$23,558	$82,503

Peretz Network's goodwill	71,688	—

DTV trade name	11,136	—

Total impairment losses	$106,382	$82,503

Income tax effect	(6,939)	(16,501)

Total effect on consolidated net income	$99,443	$66,002

        See details below.

  Impairment reviews during 2011

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, resulted in reduced advertiser demand. The instability in the macroeconomic environment adversely affected the Company's expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of the Company's assets in 2011. As the result of an impairment review performed in 2011, the Company recorded non-cash impairment losses totaling $18,258 related to several regional broadcasting licenses, $5,300 related to the Peretz umbrella broadcasting license and $71,688 related to Peretz goodwill, primarily due to a decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter. In addition, the Company recorded impairment losses of $11,136 related to the DTV trade name as a result of the re-branding of the channel. For a detailed discussion, refer to the Company's 2011 Annual Report.

  Impairment reviews during 2012

        In 2012, the Company's impairment loss relates to analog broadcasting licenses reflecting the reassessment of their useful lives from indefinite to finite as a result of recent developments in the transition to digital broadcasting.

        Following the government's launch of a first multiplex in 2011, on October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second multiplex. The announced terms do not contemplate a process for the legal and economic conversion of analog

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

licenses to digital licenses. Governmental authorities have also announced that the existing analog broadcasting system will be switched off following the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

        In light of these events, the Company determined that the lives of its analog broadcasting licenses were no longer indefinite. As the broadcasting licenses are no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, the Company tested them for impairment as of September 30, 2012, and commenced amortization from October 1, 2012. As of September 30, 2012, the decrease in estimated cash flows attributable to analog broadcasting licenses resulted in impairment losses of $82,503.

        On December 14, 2012, eighteen Russian networks took part in tender for a second multiplex, including all three of the Company's networks: CTC, Domashny and Peretz. A total of ten channels, including the CTC and Domashny channels, were selected for inclusion in the second multiplex. The Company's development strategy covered the eventuality that not all of its channels would be included in the second multiplex. The Company has already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        The Company also performed tests for goodwill impairment. The anticipated transition to digital broadcasting also impacted the Company's assumptions used in economic models and its assessment of the carrying value of its goodwill. As of December 31, 2012, the carrying values of goodwill related to CTC, Domashny and Peretz totalled $55,551, $28,039 and $62,075, respectively. Based on information currently available and current assessment of factors that could impact the Company's future cash flows in connection with the anticipated digitalization, the estimated fair values of the impacted reporting units (CTC, Domashny and Peretz) were in excess of their respective carrying amounts by more than 10%.

        Given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, the Company believes the most significant of these uncertainties the Company's overall operating costs during (and following) the transition to digital broadcasting. In addition, an uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. There may be other risks and expenses that the Company encounters during and subsequent to the transition that the Company is unable to anticipate at this time that could be material to its future financial position and results of operations. While the models used in the Company's assessments of its reporting units in its impairment testing incorporate changes in assumptions on revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and the Company's ability to make further

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

assessments of the government's plans, additional impairments may be required in the foreseeable future.

        In addition, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income. As of December 31, 2012, the Company has determined that no downward adjustments to the macroeconomic outlook are required.

        In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of December 31, 2012, the Company's consolidated net book value (or shareholders' equity) amounted to $762,926 (after the impairment losses recorded as a result of impairment review, as described above). This compares to a market capitalization of the Company of $1,230,490 as of December 31, 2012 ($1,529,414 as of February 25, 2013). See also Note 2, Basis of presentation and summary of significant accounting policies "—Goodwill and Indefinite-Lived Intangible Assets Impairment Tests" and "—Fair value measurements".

        The fair value of the Production Group reporting unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to the Company's networks for broadcast. If the Production Group is not successful in developing and producing appropriate levels of quality programming for the Company's networks, the Company may be required to lower its estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of the Company's long-term projections, could result in decreases in the fair value of the Production Group reporting unit, which may then require the Company to record an impairment of the goodwill associated with this segment.

        In 2011 and 2012, the volume of in-house produced programming hours contracted by the Company's networks was significantly below those originally anticipated. As of December 31, 2012, the carrying value of Production unit goodwill comprised $32.2 million. In the fourth quarter, the Company performed step-one of the quantitative assessment for the Production Group reporting unit. Based on the quantitative assessment, if the estimated fair value of the Production Group reporting unit decreased by 20%, the Company would be required to perform step-two of the quantitative impairment assessment.

        The Company considers all current information in determining the need for or calculating the amount of any impairment charges, however, future changes in events or circumstances, could result in decreases in the fair values of its intangible assets and goodwill.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2011 and 2012, the Company's principal equity investees comprise the following:

	Ownership interest	2011	Ownership interest	2012
Television Stations:
CTC-Novosibirsk	50%	$4,851	50%	$5,569
Other television stations	21–50%	190	21–50%	174

Total investments and advances to investees		$5,041		$5,743

12.   ACCRUED LIABILITIES

        As of December 31, 2011 and 2012, the Company's accrued liabilities comprise the following:

	December 31,
	2011	2012
Accrued liabilities consist of:
Bonuses and accrued vacation	$4,881	$6,928
Tax contingencies and accruals for unrecognized income tax benefits	6,498	2,588
Auditing and consulting services	789	2,531
Accrued equity-based incentive awards	4,487	3,876
Other accrued liabilities	4,738	7,522

Total accrued liabilities	$21,393	$23,445

13.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2010	2011	2012
Pretax income (loss):
Domestic	$(10,145)	$(31,892)	$(12,557)
Foreign	227,211	168,811	177,246

	$217,066	$136,919	$164,689

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        The following table summarizes the Company's significant components of the provision for income taxes:

	2010	2011	2012
Domestic—current	$(1,938)	$(17,753)	$(7,047)
Foreign—current	(62,648)	(59,140)	(58,568)
Domestic—deferred	(3,256)	(10,315)	(20,325)
Foreign—deferred	1,808	10,805	21,067

	$(66,034)	$(76,403)	$(64,873)

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and Networks and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2010, 2011 and 2012. Starting from 2011, withholding tax is abolished with respect to dividends distributed out of profits earned in 2011 and the following periods, for Russian companies holding more than 50% in a Russian distributing subsidiary for more than 365 days.

        The Russian- and Kazakh-based companies are subject to Russian and Kazakh income tax. The statutory income tax rates in Russia and Kazakhstan was 20% in 2010, 2011 and 2012. The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2010	2011	2012
Income tax expense at US statutory rates (35%)	$(75,973)	$(47,922)	$(57,642)
Non-deductible expenses (stock-based compensation)	(11,902)	(6,411)	(1,673)
Reversals of tax contingencies non-deductible for income tax purposes	1,806	1,075	1,956
Previously unrecognised foreign tax credit	6,094	871	4,680
Different foreign tax rates	13,072	(793)	(12,375)
Effect of impairment loss (non-deductible assets)	—	(25,091)	—
Other permanent differences	869	1,868	181

Income tax expense	$(66,034)	$(76,403)	$(64,873)

        The reversals of tax contingencies recognized in 2010, 2011 and 2012 income include reversals relating to Channel 31 Group income and non-income tax contingencies recorded due to a lapse in the statute of limitations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2012:

	2011	2012
Deferred tax assets and liabilities
Net operating losses and tax loss carry forwards	$551	$588
Foreign tax credits	—	—
Programming rights	48,234	55,646
Valuation allowance	(531)	(588)

Total deferred tax assets	$48,254	55,646

Intangible assets	(35,804)	(21,933)
Property and equipment	(2,644)	(1,665)
Unremitted earnings of Russian subsidiaries	(12,540)	(39,007)
Other deferred tax liabilities	(177)	(65)

Total deferred tax liabilities	$(51,165)	$(62,670)

        As of December 31, 2012, the amount of unrecognized deferred tax liabilities for unremitted earnings of Russian subsidiaries (including earnings already reinvested) is approximately $129 million as it is the Company's intention to reinvest such earnings permanently.

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2011 and 2012 attributable to different tax paying components in different tax jurisdictions:

	2011	2012
Deferred tax assets:
Domestic tax component	$—	$—
Foreign tax component	48,785	56,234
Valuation allowance	(531)	(588)

Total deferred tax assets	$48,254	$55,646

Deferred tax liabilities:
Domestic tax component	$(12,370)	$(39,007)
Foreign tax component	(38,795)	(23,663)

Total deferred tax liabilities	$(51,165)	$(62,670)

        As of December 31, 2011 and 2012, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $2,655 and $2,938, respectively, resulting in potential deferred tax benefits of $531 and $588, respectively. The Company has established a valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The NOLs expire in 2021.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes.

        As of December 31, 2011 and December 31, 2012, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $3,819 and $1,590, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $2,091 and $317, respectively. The decrease in these accruals mostly relates to reversals of amounts previously accrued due to lapse of statute of limitations. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate. Interest and penalties related to unrecognized income tax benefits are classified in the financial statements as interest expense and other non-operating expense, respectively.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of being successfully challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,686 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $1,309 of the total $1,686 potential increase could occur within twelve months from December 31, 2012. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their ongoing inspections of Domashny and Peretz Networks, Soho Media, CTC Region and the planned inspection of CTC Network, as well as certain income tax penalties which may be imposed by US tax authorities as the result of late payment by CTC Media, Inc. of estimated tax for 2007.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of statutory limitation term comprised $611 as of December 31, 2012.

        The tax years ended December 31, 2010, 2011 and 2012 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2008 through 2012 remain subject to examination by the Kazakh tax authorities.

14.   STOCKHOLDERS' EQUITY

        As of December 31, 2010, 2011 and 2012, the Company's outstanding share capital was as follows:

Type	2010	2011	2012
Common stock outstanding	156,955,746	157,320,070	158,160,719

Common Stock

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2012, 158,160,719 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   STOCKHOLDERS' EQUITY (Continued)

        During 2010, 2011 and 2012, the Company's former and current employees exercised options to purchase an aggregate of 2,728,000, 364,324 and 840,649 shares of common stock, respectively, for aggregate consideration of $42,812, $5,352 and $4,616, respectively. See details in Note 15.

Dividends

        During 2012, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012
April 27, 2012	$0.13	$20,561	June 1, 2012	June 27 - 28, 2012
July 31, 2012	$0.13	$20,561	September 1, 2012	September 27, 2012
November 1, 2012	$0.13	$20,561	December 1, 2012	December 27, 2012

15.   STOCK-BASED COMPENSATION

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

        In October and December 2009, the Compensation Committee approved the grant of options to purchase up to 4,440,000 and 555,000 shares of common stock, respectively, to Company executives and employees. The exercise prices per share were $16.80 and $15.21, respectively. In addition, in April 2010, February 2011, October 2011 and January 2012, the Compensation Committee approved an

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

additional grant of options to purchase up to 120,000, 580,000, 150,000, and 560,000 shares of common stock to employees of the Company, at an exercise price of $17.45, $22.32, $11.70 and $9.07, respectively. The exercise price per share was established equal to or greater than the fair market value of common stock on the date of grant as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

        These options are divided equally into two tranches: options that vest over four years and are subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that are subdivided in four equal sub-tranches that vest upon the achievement of certain performance criteria set by the board of directors annually for each year (the "Performance-based Tranche"). The grant dates of the Time-based Tranches discussed above were the dates when these grants were approved by the Compensation Committee.

        In April 2010, February 2011 and February 2012, the Compensation Committee of the Company's Board approved performance criteria for the 2010, 2011 and 2012 Performance-based sub-tranches in respect of options to purchase an aggregate of 614,375, 643,125 and 619,375 shares of common stock, respectively, under the 2009 Stock Insentive Plan. The grant dates for Performance-based sub-tranches are the dates when performance criteria for the relevant year are set. See also Note 20.

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

        The Company remeasures these awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

value of unsettled awards is recognized in liabilities. The following table summarizes the assumptions used for valuation of fair value as of December 31, 2012.

December 31, 2012
Risk free interest rate	0.72%
Expected option life (years)	5.0
Expected dividend yield	6.50%
Volatility factor	73.54%
Weighted-average grant date fair value (per share)	2.061
Equity-based incentive awards vested and exercisable	1,880,864
Liability as of December 31, 2012 (in thousands)	3,876

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

        The second and third tranches under the CEO Stock Options were granted on January 2, 2009, and represented options to purchase up to 760,621 shares and 760,620 shares of the Company's common stock for each of the second tranche (the "Revenue Objective Option") and the third tranche (the "Cost Objective Option", amended in 2010 to "Return on equity Employed Option"), respectively, and vested depending on the Company's achievement of certain performance criteria for 2009, 2010 and 2011. The exercise prices for shares underlying both tranches were $5.49 per share, which was the closing sales price per share of the Company's common stock on January 2, 2009.

        On December 15, 2011, Anton Kudryashov resigned from the Company. The Company and Mr. Kudryashov have entered into a separation agreement in connection with such resignation, and the Company has agreed that as of the separation date an aggregate of 2,364,890 of unexercised option shares with a weighted-average exercise price $16.17 shall be vested, but no further options would vest. Mr.Kudryashov's options to acquire 2,364,890 shares of common stock were exercisable until March 15, 2012. In March 2012, Mr.Kudryashov exercised 840,649 options at an exercise price of $5.49 per share. On March 15, 2012, the remaining options lapsed.

  Fair value of Option Awards

        Under the provisions of ASC 718, the fair value of stock options that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

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

        The assumptions used in the option-pricing models for grants made in the years ending December 31, 2010, 2011 and 2012 were as follows:

	2010	2011	2012
Risk free interest rate	1.1%–2.11%	0.02%–2.37%	0.38%–1.20%
Expected option life (years)	2.0–4.0	0.25–5.0	2.5–5.5
Expected dividend yield	1.3%–1.5%	2.87%–7.15%	5.4%–6.28%
Volatility factor	80%–81%	39.37%–87.88%	51.44%–84.69%
Weighted-average grant date fair value (per share)	$9.68	$7.88	$2.24

        The following table summarizes common stock options and equity-based incentive awards activity for the Company:

	Common Stock Options		Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2011	6,441,310	17.96	2,838,139	14.00

Granted	861,873	13.85	405,833	14.00
Exercised	(840,649)	5.49	(12,500)	14.00
Forfeited	(890,624)	16.56	(632,397)	14.00
Expired	(1,993,203)	20.97	(398,523)	14.00

Outstanding as of December 31, 2012	3,578,707	18.58	2,200,552	14.00

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information about nonvested common stock options and equity-based incentive awards:

	Common stock options		Equity-based incentive awards
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2011	1,357,191	10.13	943,438	2.80

Granted	861,873	2.24	405,833	2.80
Vested	(545,938)	10.27	(397,186)	2.80
Forfeited	(890,624)	4.69	(632,397)	2.80

Nonvested as of December 31, 2012	782,502	7.53	319,688	2.80

        The following table summarizes information about vested common stock options and equity-based incentive awards:

	Common Stock Options			Equity-based incentive awards
	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2012	2,796,205	19.74	6.3	1,880,864	14.00	6.8

        As of December 31, 2012, all vested options and equity-based incentive awards were exercisable.

        The intrinsic value of the Company's common stock options and equity-based incentive awards outstanding and exercisable as of December 31, 2012 amounted to nil.

        The following table summarizes information about the intrinsic value of Company's common stock options, SAR and equity-based incentive awards exercised during 2010, 2011 and 2012:

	2010	2011	2012
Total intrinsic value of options exercised	$11,651	$2,575	$4,624
Total intrinsic value of equity-based incentive awards exercised	$857	$598	$35

        The Company recognized stock-based compensation expenses of $34,005, $18,318 and $4,779 for the years ended December 31, 2010, 2011 and 2012, respectively. As of December 31, 2012, the total compensation expense related to unvested granted awards not yet recognized was $6,186 to be recognized over a weighted average period of 2.8 years.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        On June 1, 2011, Alfa Group sold 25.15% of the Company's common stock to Telcrest Investments Limited.

        Alfa Group—In the period from June 1, 2011 through December 15, 2011 Alfa Group participated in the Company's board of directors. The Company maintains certain of its cash balances with Alfa Bank. In the period from January 1, 2011 through December 15, 2011, the Company maintained cash balances with Alfa Bank and placed deposits with maturities ranging from three to six months. In 2011, the Company declared and paid dividends to Alfa group in the amount of $6,328. Effective December 15, 2011, Alfa Group is no longer related party to the Company.

        Telcrest—Telcrest Investments Limited, a Cypriot company ("Telcrest"), became one of the Company's principal stockholders in June 2011. The beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV and TRK 5 and also have indirect significant minority interests in Video International. See also Note 2, Basis of presentation and summary of significant accounting policies "—Revenue Recognition" for description of arrangements with Video International. Telcrest became one of the Company's principal stockholders subsequent to the negotiation of its current principal agreements with Video International. In 2012, the Company declared and paid dividends to its stockholders (Note 14). Dividends declared and paid to Telcrest amounted to $20,569.

        Modern Times Group MTG AB ("MTG")—In October 2011, the Company has signed a five year exclusive agreement with subsidiary of MTG to distribute the international version of the CTC channel ("CTC-International") through the satellite pay-TV platform, as well as on third party cable and IPTV networks in the Baltic territories. In 2012, the Company declared and paid dividends to its stockholders (Note 14). Dividends declared and paid to MTG amounted to $31,203.

17.   COMMITMENTS AND CONTINGENCIES

Operating environment

        Russia and Kazakhstan continue to implement economic reforms and to develop the legal, tax and regulatory frameworks to support a market economy. The future stability of the Russian and Kazakh economies is largely dependent upon these reforms and developments and the effectiveness of economic, financial and monetary measures undertaken by their governments.

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. Considerable uncertainty remains concerning economic stability globally in the medium-term. The economic downturn experienced in the second half of 2011, in both the European and global economies, resulted in reduced growth in the advertising market. During 2012, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, advertisers and business confidence, which could negatively affect the Company's future financial position, results of operations and business prospects. Despite some indications of recovery there continues to be uncertainty

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

regarding further economic growth in Russia, the depth and duration of the European area recession, and consequently the extent of the global economic slowdown, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC' and Domashny' overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of CTC and Domashny business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, an uncertainty exists about Peretz' technical penetration and its impact on advertising revenues after the end of analog broadcasting. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See also Note 10.

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

        In 2012, the Russian ruble appreciated against the US dollar by 6.0%, but was on average 5.5% lower than the average value of the Russian ruble compared to the US dollar during 2011. In 2011 and 2010, the Russian ruble depreciated approximately 5.3% and 1%, respectively, against the US dollar.

        If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

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

        In 2012, the Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For these derivative instruments that were designated and qualify as fair value hedges, the Company recognized losses on the derivative instruments of $1,233, as well as offsetting gains on the hedged item, as foreign currency gain (loss) on its consolidated statement of income. The notional amount of these foreign exchange forward contracts was $87,917 in 2012.

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments, are referred to as an "economic hedge" or "non-designated hedges". Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item in the consolidated statement of income that is consistent with the nature of the hedged risk. In 2012, the Company entered into short-term non-designated hedges to mitigate its exposure related to US-dollar denominated payments of dividends and recognized losses of $272 on derivative instruments as foreign currency losses on its consolidated statement of income. The notional amount of these foreign exchange forward contracts was $81,500 in 2012.

        The fair values of the Company's derivative assets and liabilities designated as hedging instruments, of $186 and $495, respectively, have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discount rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        In January 2013, the Company entered into foreign exchange forward contracts for approximately $72,000 to reduce a portion of the Company's foreign exchange risk related to US-dollar denominated payments.

Concentrations

        The Company's revenues received from the top ten advertisers accounted for 34% of the of the Company's total advertising revenues of $775,806 in 2012.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of December 31, 2012:

	Total	2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$250,486	$202,154	$48,332	$—	$—	$—
Transmission and satellite fees	115,474	22,766	22,494	22,515	23,718	23,981
Leasehold obligations	36,457	7,762	8,093	8,551	8,971	3,080
Network affiliation agreements	9,409	2,984	2,931	2,184	1,009	301
Acquisition of format rights	1,113	1,113	—	—	—	—
Cable connections	4,883	2,170	2,170	543	—	—
Payments for intellectual rights	15,571	2,947	3,118	3,290	3,461	2,755
Other contractual obligations	9,783	2,741	2,505	2,808	844	885

Total	$443,176	$244,637	$89,643	$39,891	$38,003	$31,002

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, the Company incurred approximately $26 million of such expenses; it may also incur further costs, in addition to those it currently has, during the transition period and thereafter. Governmental authorities have indicated that each channel participating in the second digital multiplex will be expected to pay up to $26 million annually in transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly the Company may be unable to secure or maintain carriage of its channels' signals over cable in certain regions, or at transmission rates that are consistent with historical experience. As a result, there can be no assurance that the Company will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of its signals with cable providers.

Operating leases

        The Company has several operating leases for satellite transponders and office space with terms ranging from one to eleven years, including lease of office space in an office building in central Moscow. Total operating lease expenses were $5,130, $6,905 and $7,032 in 2010, 2011 and 2012, respectively.

Non-Income Taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2011 and December 31, 2012. This is due to a combination of the evolving nature of applicable tax

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities may take a more assertive position in their assessment of the legislation and it is possible that transactions and activities that have not been challenged in the past may be challenged retroactively.

        As of December 31, 2011 and December 31, 2012, the Company included accruals for contingencies related to non-income taxes totaling $2,722 and $998, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $1,700 and $347, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2012, management estimates such contingencies related to non-income taxes to be up to approximately $1,055.

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

Compliance with Licenses terms

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years. In November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format. The Company has obtained universal licenses for all its channels.

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

17.   COMMITMENTS AND CONTINGENCIES (Continued)

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

        In late 2011, a lawsuit was filed in Russia against the Company (Peretz Channel) and other unrelated parties concerning alleged patent infringement in connection with a process used in a TV program aired in 2009 and 2010. In the first half of 2012, the plaintiffs amended their claim to decrease the amount of damages and remove their claim for joint liability. On November 26, 2012, the court of Yaroslavl upheld the Company's position. However, on January 14, 2013, the plaintiffs appealed this decision in the appeals court of Yaroslavl. The first hearings are scheduled for March 14, 2013.

        In its preparations for the court hearings, the Company filed a petition with the Russian federal service for intellectual property ("Rospatent") challenging the validity of the patent at issue. In August 2012, the patent was invalidated by Rospatent and the decision came into force on October 10, 2012. The plaintiffs appealed this decision in the Moscow court. On January 22, 2013, the Moscow court upheld Rospatent's decision. However, the plaintiffs may appeal this decision further to the higher court.

        The Company has currently assessed the probability of unfavorable outcomes as remote.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   SEGMENT INFORMATION

	Year ended December 31, 2010
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Network	$388,284	$1,375	$179,730	$815,827	$(1,268)	$(178,483)	$—
Domashny Network	65,917	51	17,749	54,412	(869)	(32,773)	—
Peretz Network	47,134	12	4,880	179,695	(2,712)	(27,845)	—
CTC Television Station Group	71,711	1,669	51,339	96,514	(2,225)		—
Domashny Television Station Group	10,561	2,245	3,476	54,556	(1,513)	—	—
Peretz Television Station Group	3,809	22	(5,761)	117,369	(4,086)	—	—
CIS Group	12,570	20	(60)	22,583	(602)	(7,394)	—
Production Group	841	45,607	1,045	46,960	—	(41,254)	—
Business segment results	$600,827	$51,001	$252,398	$1,387,916	$(13,275)	$(287,749)	$—

Eliminations and other	458	(51,001)	(45,280)	(390,193)	(461)	48,719	—
Consolidated results	$601,285	$—	$207,118	$997,723	$(13,736)	$(239,030)	$—

	Year ended December 31, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Network	$474,028	$566	$169,952	$853,060	$(3,343)	$(206,816)	$—
Domashny Network	90,321	12	15,298	69,633	(1,422)	(46,690)	—
Peretz Network	59,623	—	(79,757)	93,633	(2,918)	(32,908)	(82,824)
CTC Television Station Group	98,599	2,122	61,035	82,281	(2,157)	—	(7,278)
Domashny Television Station Group	15,668	3,575	1,168	51,647	(1,997)	—	(5,398)
Peretz Television Station Group	6,591	1,499	(16,568)	106,611	(4,825)	—	(10,882)
CIS Group	17,843	—	3,021	24,158	(573)	(9,841)	—
Production Group	378	25,966	(1,013)	48,773	—	(24,116)	—
Business segment results	$763,051	$33,740	$153,136	$1,329,796	$(17,235)	$(320,371)	$(106,382)

Eliminations and other	3,309	(33,740)	(30,451)	(436,079)	(414)	27,905	—
Consolidated results	$766,360	$—	$122,685	$893,717	$(17,649)	$(292,466)	$(106,382)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Network	$483,642	$357	$155,019	$957,145	$(5,254)	$(221,025)	$—
Domashny Network	95,078	13	13,815	81,182	(1,355)	(52,555)	—
Peretz Network	72,709	—	12,155	98,286	(3,002)	(30,687)	—
CTC Television Station Group	93,392	2,390	42,834	54,173	(2,765)	—	(19,523)
Domashny Television Station Group	18,211	4,150	(9,251)	45,685	(3,886)	—	(16,224)
Peretz Television Station Group	8,475	1,600	(48,613)	60,061	(6,287)	—	(43,795)
CIS Group	23,638	—	1,143	23,492	(1,075)	(12,963)	(2,961)
Production Group	860	20,324	(1,571)	57,526	—	(19,432)	—
Business segment results	$796,005	$28,834	$165,531	$1,377,550	$(23,624)	$(336,662)	$(82,503)

Eliminations and other	8,941	(28,834)	(15,644)	(391,976)	(394)	19,526	—
Consolidated results	$804,946	$—	$149,887	$985,574	$(24,018)	$(317,136)	$(82,503)

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Operating revenue	$165,541	$204,484	$159,578	$236,758
Operating income (loss)	35,928	61,745	26,518	(1,506)
Net income (loss) attributable to CTC Media, Inc. stockholders	22,792	38,468	16,393	(24,535)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.15	$0.24	$0.10	$(0.16)
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.14	$0.24	$0.10	$(0.16)

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating revenue	$191,120	$187,584	$162,009	$264,233
Operating income (loss)	49,971	49,122	(44,048)	94,842
Net income (loss) attributable to CTC Media, Inc. stockholders	32,622	34,046	(38,480)	64,875
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.21	$0.21	$(0.24)	$0.41
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.21	$0.21	$(0.24)	$0.41

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

20.   SUBSEQUENT EVENTS

        On March 4, 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan (the "Plan"), which will be submitted to the stockholders for approval at the 2013 annual meeting. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of the Board has, subject to stockholder approval of the Plan, approved an initial round of awards to the Company's employees in the form of restricted share units ("RSUs") to acquire up to 2.0 million shares of common stock. The RSU awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, become exercisable on a staggered basis over a period of four years from grant. Exercise will be subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise.

        As a condition to the receipt of an award under the Plan, any employee that holds an outstanding option award under the Company's 2009 Equity Incentive Plan will be required to forfeit the unvested portion of such award; the vested portion of outstanding option awards will remain unaffected by the new program.

        In addition, on March 4, 2013 the Board of Directors approved an open market stock repurchase program, pursuant to which the Company will repurchase up to 2.5 million shares of Common Stock in the market for use under the Plan.

        Also, on March 5, 2013, the Company's Board declared a dividend of $0.15 per outstanding share of common stock, or approximately $24 million in total, to be paid on or about March 29, 2013 to stockholders of record as of March 20, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC
By:	/s/ BORIS PODOLSKY BORIS PODOLSKY Chief Executive Officer
By:	/s/ NIKOLAY SURIKOV NIKOLAY SURIKOV Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BORIS PODOLSKY Boris Podolsky	Chief Executive Officer (Principal Executive Officer)	March 6, 2013
/s/ NIKOLAY SURIKOV Nikolay Surikov	Chief Financial Officer (Principal Financial Officer)	March 6, 2013
/s/ YULIA SHTYROVA Yulia Shtyrova	Acting Chief Accounting Officer (Principal Accounting Officer)	March 6, 2013
Hans-Holger Albrecht	Co-Chairman of the Board of Directors	March 6, 2013
/s/ ANGELO CODIGNONI Angelo Codignoni	Co-Chairman of the Board of Directors	March 6, 2013
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 6, 2013
/s/ IRINA GOFMAN Irina Gofman	Director	March 6, 2013
/s/ MATHIAS HERMANSSON Mathias Hermansson	Director	March 6, 2013
/s/ DMITRY LEBEDEV Dmitry Lebedev	Director	March 6, 2013
Werner Klatten	Director	March 6, 2013
/s/ JEAN-PIERRE MOREL Jean-Pierre Morel	Director	March 6, 2013
/s/ TIMUR WEINSTEIN Timur Weinstein	Director	March 6, 2013

S-1

 EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.16.1++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.39.3	Termination Agreement, dated as of May 20, 2011, by and among the Company, MTG Russia AB and Alfa CTC Holdings Limited	8-K	10.2	May 20, 2011	000-52003
10.40	Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.43	Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.49++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.65++	Employment Agreement, dated May 2, 2007, by and between CTC Media and Viacheslav Sinadski	10-K	10.65	February 29, 2008	000-52003
10.66++	Notice of Grant of Stock Option dated May 2, 2007 to Viacheslav Sinadski (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.66	February 29, 2008	000-52003
10.67++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.68++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.69++	Employment Agreement, dated November 7, 2006, by and between CTC Media and Anna Poutko (as supplemented)	10-K	10.69	February 29, 2008	000-52003
10.70++	Notice of Grant of Stock Option dated December 6, 2007 to Anna Poutko (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.70	February 29, 2008	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.78++	Employment Agreement dated as of November 7, 2008 by and between Anton Kudryashov and CTC Media, Inc.	8-K/A	10.3	November 12, 2008	000-52003
10.78.1++	Separation Agreement dated December 15, 2011 between CTC Media, Inc. and Anton Kudryashov	8-K	10.1	December 15, 2011	000-52003
10.87++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	10-K	10.87	March 1, 2010	000-52003
10.88++	Form of Notice of Option Grant to Vyacheslav Murugov under the 2009 Stock Incentive Plan	10-K	10.88	March 1, 2010	000-52003
10.89++	Form of Equity-Based Incentive Award Agreement	10-Q	10.89	August 5, 2010	000-52003
10.90	Supplemental Termination Agreement between Closed Joint Stock Company "CTC Network" and Closed Joint Stock Company "Company TSV" (Video International Group) dated as of September 1, 2010	8-K	99.1	September 1, 2010	000-52003
10.91	Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91	March 1, 2011	000-52003
10.91.1	Additional Agreement #1 dated December 28, 2010 to Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91.1	March 1, 2011	000-52003
10.92	Form of agency agreements between CTC Media's owned-and-operated regional stations and local subsidiaries of Video International (English translation)	10-K	10.92	March 1, 2011	000-52003
10.91.2	Additional Contract No. 7 dated August 15, 2011 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	8-K	99.1	August 18, 2011	000-52003
10.93	Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" dated as of December 30, 2010 (English language summary**)	10-K	10.93	March 1, 2011	000-52003
10.93.1	Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and an individual, dated as of December 30, 2010 (English language summary**)	10-K	10.93.1	March 1, 2011	000-52003

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.94	Stockholders' Agreement dated as of May 20, 2011 by and among CTC Media Inc., MTG Russia AB and Telcrest Investments Limited	8-K	10.1	May 20, 2011	000-52003
10.91.3+	Additional Contract No. 24 dated January 30, 2013 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	Filed herewith
14.1	Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1	Subsidiaries of CTC Media	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Financial Officer	Filed herewith
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.REF*	XBRL Taxonomy Reference Linkbase Document

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