Form 10-Q
period 2013-03-31
CTC Media, Inc.
filed 2013-05-02
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

         As of April 30, 2013, there were outstanding 158,160,719 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2012	March 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$55,181	$15,400
Short-term investments (Note 4)	131,449	128,601
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2012—$1,136; March 31, 2013—$1,394)	30,549	45,263
Taxes reclaimable	29,855	26,164
Prepayments	68,078	74,116
Programming rights, net (Note 5)	153,076	139,093
Deferred tax assets	31,355	31,575
Other current assets	1,860	3,723

TOTAL CURRENT ASSETS	501,403	463,935

PROPERTY AND EQUIPMENT, net	47,201	44,060
INTANGIBLE ASSETS, net:
Broadcasting licenses	82,276	76,053
Cable network connections	25,616	24,267
Trade names	5,708	5,585
Other intangible assets	5,739	5,536

Net intangible assets	119,339	111,441
GOODWILL	177,950	173,884
PROGRAMMING RIGHTS, net (Note 5)	102,216	103,265
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,743	5,810
PREPAYMENTS	11,522	25,030
DEFERRED TAX ASSETS	20,200	20,050

TOTAL ASSETS	$985,574	$947,475

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft (Note 4)	13,181	6,066
Accounts payable	80,871	71,899
Accrued liabilities	23,445	30,031
Taxes payable	37,524	20,940
Deferred revenue	9,048	11,337
Deferred tax liabilities	39,021	38,644

TOTAL CURRENT LIABILITIES	203,090	178,917

DEFERRED TAX LIABILITIES	19,558	18,429
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2012—158,160,719; March 31, 2013—158,160,719)	1,582	1,582
Additional paid-in capital	491,925	492,574
Retained earnings	333,003	337,867
Accumulated other comprehensive loss	(68,187)	(86,039)
Non-controlling interest	4,603	4,145

TOTAL STOCKHOLDERS' EQUITY	762,926	750,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,574	$947,475

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2012	2013
REVENUES:
Advertising	$180,669	$190,032
Sublicensing revenue	9,241	3,903
Other revenue	1,210	1,352

Total operating revenues	191,120	195,287

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $4,111 and $7,460 for the three months ended March 31, 2012 and 2013, respectively; and exclusive of stock-based compensation expenses of $933 and $682 for the three months ended March 31, 2012 and 2013, respectively)	(11,859)	(11,443)
Selling, general and administrative (exclusive of depreciation and amortization of $1,046 and $1,005 for the three months ended March 31, 2012 and 2013, respectively; and exclusive of stock-based compensation expense of $1,978 and $656 for the three months ended March 31, 2012 and 2013, respectively)	(42,728)	(40,765)
Stock-based compensation expense	(2,911)	(1,338)
Programming expenses	(78,494)	(91,092)
Depreciation and amortization	(5,157)	(8,465)

Total operating expenses	(141,149)	(153,103)

OPERATING INCOME	49,971	42,184
FOREIGN CURRENCY GAINS (LOSSES)	(1,404)	546
INTEREST INCOME	2,129	3,316
INTEREST EXPENSE	(201)	(207)
OTHER NON-OPERATING (LOSS) INCOME, net	229	(349)
EQUITY IN INCOME OF INVESTEE COMPANIES	159	203

Income before income tax	50,883	45,693

INCOME TAX EXPENSE	(17,271)	(16,259)

CONSOLIDATED NET INCOME	$33,612	$29,434

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(990)	$(846)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$32,622	$28,588

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.21	$0.18

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.21	$0.18

Weighted average common shares outstanding—basic	157,495,591	158,160,719

Weighted average common shares outstanding—diluted	157,805,484	158,170,789

Dividends declared per share	$0.13	$0.15

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2012	2013
Net Income	$33,612	$29,434
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment	69,560	(17,856)

Other Comprehensive income (loss)	69,560	(17,856)

Comprehensive income	$103,172	$11,578

Less: Comprehensive income attributable to the non-controlling interest	(1,343)	(842)

Comprehensive income attributable to CTC Media, Inc. stockholders	$101,829	$10,736

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Three months ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$33,612	$29,434
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	304	(2,290)
Depreciation and amortization	5,157	8,465
Programming expenses	78,494	91,092
Stock based compensation expense	2,911	1,338
Equity in income of unconsolidated investees	(159)	(203)
Foreign currency (gains) losses	1,404	(546)
Changes in operating assets and liabilities:
Trade accounts receivable	(16,079)	(14,453)
Prepayments	4,371	(5,457)
Other assets	(2,678)	2,049
Accounts payable and accrued liabilities	1,206	370
Deferred revenue	(1,596)	2,610
Other liabilities	(13,243)	(16,357)
Dividends received from equity investees	344	—
Acquisition of programming and sublicensing rights	(85,198)	(108,955)

Net cash provided by/(used in) operating activities	8,850	(12,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(3,002)	(1,120)
Receipts from/(investments in) deposits, net	26,296	(306)

Net cash provided by/(used in) investing activities	23,294	(1,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,615	—
Proceeds from/(settlement of) overdraft, net	678	(6,955)
Dividends paid to stockholders	(20,561)	(17,786)
Dividends paid to noncontrolling interest	(515)	(127)

Net cash used in financing activities	(15,783)	(24,868)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,965	(584)
Net increase/(decrease) in cash and cash equivalents	18,326	(39,781)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,331	55,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,657	$15,400

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and board of directors ("BOD") evaluates and manages performance of the Group and makes operating decisions based primarily on its three Russia-based television channels (CTC, Domashny, and Peretz) and Channel 31 in Kazakhstan. Each channel includes operating results of its network which is responsible for broadcasting operations, including sales of its networks' advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. Each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit. The Company's other less significant operating segments are included along with the Company's headquarters' operations in "All Other" category for financial reporting purposes.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2013. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

        The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for the complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2012.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of March 31, 2013, the Channel 31 Group had assets (excluding intercompany assets) totaling $21,690 and liabilities (excluding intercompany liabilities) totaling $6,653. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, and the related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations during the ordinary course of business. As of March 31, 2013 the amount of intercompany payables of the Channel 31 Group totaled $4,061. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $300 for the three months ended March 31, 2013.

  Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the first and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2012, approximately 33% of the Company's total advertising revenues were generated in the fourth quarter.

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. Consequently, actual results may differ from those estimates.

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

        The Company's own sales house serves as the exclusive advertising sales agent for all of its channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all of national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which is made through Video International. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

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

        The Company's programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of programming costs. Internally-produced programming is reported at the lower of amortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage. Internally produced and purchased programming with unlimited rights are classified as non-current.

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

        Until September 30, 2012, the Company's broadcasting licenses were determined to have indefinite lives and were subject to annual impairment reviews. As of September 30, 2012, as a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to definite. See the Annual Report on Form 10-K filed with the SEC on March 6, 2013—"Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". Starting from October 1, 2012, the Company began to amortize the remaining

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balances of its broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life, ranging from 2.75 to 5.75 years, depending on the region.

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

        The fair values of the Company's derivative assets of $1,069 and derivative liabilities of $28 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2012 and March 31, 2013, respectively.

  Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        The Company evaluates goodwill and other intangible assets with indefinite lives for impairment annually or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than the annual review, there are a number of factors that could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

        In 2012, after considering developments regarding the expected terms of the introduction of digital broadcasting, the Company determined that the lives of its analog broadcast licenses were no longer indefinite. As the broadcasting licenses were no longer expected to continue to contribute to the Company's cash flows for the foreseeable future, the Company tested them for impairment and commenced amortization from October 1, 2012. The decrease in estimated cash flows attributable to analog broadcasting licenses resulted in impairment losses of $82,503 in 2012.

        The further transition to digital broadcasting also could impact the Company's assumptions used in economic models and its assessment of the carrying value of its goodwill. Given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, the Company believes the most significant of these uncertainties is the Company's overall operating costs during (and following) the transition to digital broadcasting. In addition, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. There may be other risks and expenses that the Company encounters during and subsequent to the transition that the Company is unable to anticipate at this time that could be material to its future financial position and results of operations. While the models used in the Company's assessments of its reporting units in its impairment testing incorporate changes in assumptions on revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

        In addition, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income.

        As of March 31, 2013, currently available information regarding the TV advertising markets in which the Company operates and management's current assessment of factors that could impact the Company's future cash flows in connection with the anticipated digitalization indicated there were no downward revisions to the Company's internal cash flow projections. There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges.

        The fair value of the goodwill attributable to the Company's production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's channels for broadcast. If the in-house production unit is not successful in developing and producing appropriate levels of quality programming for the Company's channels, the Company may be required to lower its estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of the Company's long-term projections may then require the Company to record an impairment of the goodwill. As of March 31, 2013, the carrying value of production unit goodwill was $31,450.

        The Company considers all current information in determining the need for or calculating the amount of any impairment charges; however, future changes in events or circumstances could result in decreases in the fair values of its intangible assets and goodwill.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  New Accounting Pronouncements

        Effective January 1, 2013, the Company adopted Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01") and Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The adoption of these amendments did not have a material impact on the Company's condensed consolidated balance sheet or results of operations.

        In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments applies to the release of the cumulative translation adjustment into net income when a parent loses a controlling financial interest in part or all of its investment in a foreign entity (by sale or other transfer event) and those that acquire a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The adoption of this guidance, which is effective prospectively for reporting periods beginning after December 15, 2013, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

3. NET INCOME PER SHARE

        Basic net income per share for the three months ended March 31, 2012 and 2013 is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed using the "if converted method" with the weighted average number of common shares outstanding plus the effect of outstanding stock options calculated using the "treasury stock" method. The number of shares excluded from the diluted net income per common share computation, because their effect was antidilutive, was 4,233,472 and 3,229,904 for the three months ended March 31, 2012 and 2013, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2012	2013
Net income attributable to CTC Media, Inc. stockholders	$32,622	$28,588

Weighted average common shares outstanding—basic
Common stock	157,495,591	158,160,719
Dilutive effect of:
Common stock options	309,893	10,070

Weighted average common shares outstanding—diluted	157,805,484	158,170,789
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2012 and 2013 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2012	March 31, 2013
Cash and cash equivalents:
Russian ruble bank accounts	$23,519	$5,842
US dollar bank accounts	31,021	9,038
Other	641	520

Total cash and cash equivalents	$55,181	$15,400

	December 31, 2012		March 31, 2013
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	7.65% - 9.25%	$131,449	5.5% - 9.25%	$118,601
US dollar-denominated deposits		—	3.35% - 3.52%	10,000

Total Short-term investments		$131,449		$128,601

        Bank overdraft—In July 2012, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT (Continued)

of approximately $32,000. As of December 31, 2012 and March 31, 2013, the Company had an overdraft position of $13,181and $6,066, respectively, that is presented as a current liability separately on the Company's balance sheets.

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2012 and March 31, 2013 comprise the following:

	December 31, 2012	March 31, 2013
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$150,734	149,740
Accumulated amortization	(144,830)	(144,210)

Released, net book value	5,904	5,530

Completed and not released	6,796	10,796
In production	1,399	2,051

Total	14,099	18,377

Acquired rights:
Historical cost	707,428	710,486
Accumulated amortization	(466,235)	(486,505)

Net book value	241,193	223,981

Total programming rights	$255,292	242,358

Current portion	$153,076	139,093

Non-current portion	$102,216	103,265

        The Company expects to amortize approximately $18,305 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending March 31, 2014. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2013.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2012, and March 31, 2013 the Company's outstanding share capital was as follows:

Type	December 31, 2012	March 31, 2013
Common stock outstanding	158,160,719	158,160,719

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

Common Stock and Additional-paid-in capital

        In the three months ended March 31, 2012, the Company's former CEO exercised options to purchase 840,649 shares of common stock, for aggregate consideration of $4,616. The increase in additional paid-in capital includes proceeds in excess of par value from exercises of stock options and stock-based compensation expenses recognized in the Company's earnings. There were no exercises of stock options in the three months ended March 31, 2013.

Dividends

        In 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 9, 2013

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2012 and 2013:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net Income	33,612	32,622	990
Other comprehensive income	69,560	69,207	353

Comprehensive income	$103,172	$101,829	$1,343

Share capital	9	9	—
Additional paid-in capital	6,391	6,391	—
Dividends declared	(21,076)	(20,561)	(515)

Stockholders' equity, March 31, 2012	$785,704	$781,640	$4,064

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2012	$762,926	$758,323	$4,603
Net Income	29,434	28,588	846
Other comprehensive income	(17,856)	(17,852)	(4)

Comprehensive income	11,578	10,736	842

Additional paid-in capital	649	649	—
Dividends declared	(25,024)	(23,724)	(1,300)

Stockholders' equity, March 31, 2013	$750,129	$745,984	$4,145

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the Annual Report on Form 10-K filed with the SEC on March 6, 2013—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        On March 4, 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan (the "Plan"), which was approved by the Company's stockholders on April 30, 2013 at the 2013 annual meeting. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of the Board has approved an initial round of awards to the Company's employees in the form of restricted share units to acquire up to 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant and become exercisable on a staggered basis over a period of four years from grant. Exercise will be subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise.

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

8. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the US and Russia (the "Treaty"). The Company's Russian- and Kazakh-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan in 2012 and the three months ended March 31, 2013 was 20%. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its Russian subsidiaries and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in case of ownership of less than 50%.

        The Company's effective income tax rate was 34% and 36% for the three months ended March 31, 2012 and 2013, respectively. The increase in effective tax rate when comparing the three-month periods ended March 31, 2012 and 2013 was primarily due to recognition of certain foreign tax credits in the three months ended March 31, 2012 that were deducted from US income tax.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the three months ended March 31, 2013, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC' and Domashny' overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of CTC and Domashny business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, uncertainty exists about Peretz' technical penetration and its impact on advertising revenues after the end of analog broadcasting. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended March 31, 2013, the Russian ruble depreciated against the US dollar by 2%, and was on average 1% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2012. If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

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

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $26 million that were designated and qualify as fair value hedges, the Company recognized losses on the derivative instruments of $108, as well as offsetting gains on the hedged item, as foreign currency losses in its consolidated statement of income. In addition, during the three months ended March 31, 2013, the Company entered into short-term non-designated hedges with the notional amount of $72 million to mitigate its exposure related to US-dollar denominated payments of dividends and recognized gains of $1,121 on derivative instruments as foreign currency gains in its consolidated statement of income.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of March 31, 2013:

	Total	Through 2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$216,994	164,681	52,313	—	—	—
Transmission and satellite fees	89,267	16,518	21,955	19,745	18,263	12,786
Leasehold obligations	41,116	5,810	8,158	8,615	9,042	9,491
Network affiliation agreements	9,242	2,370	3,101	2,385	1,090	296
Acquisition of format rights	2,026	2,026	—	—	—	—
Cable connections	4,241	1,590	2,121	530	—	—
Payments for intellectual rights	14,507	2,161	3,049	3,217	3,384	2,696
Other contractual obligations	15,212	2,597	3,221	3,346	2,953	3,095

Total	$392,605	197,753	93,918	37,838	34,732	28,364

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. On March 14, 2013, the Company entered into 10 year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a roll-out plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year and will be impacted by the multiplex infrastructure roll-out. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. The Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, the Company incurred approximately $26 million of such expenses for all of its channels.

  Compliance with Licenses terms

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses historically generally required renewal every five years. In November 2011, the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" came into force and introduced a standard license term of ten years, as well as the new concept of a so-called "universal license". A universal license permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format. The Company has obtained universal licenses for all its Russian channels.

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

9. COMMITMENTS AND CONTINGENCIES (Continued)

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

10. SEGMENT INFORMATION

        Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group.

        Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and BOD evaluates and manages performance of the Group and makes operating decisions based primarily on the Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Beginning January 2013, these channels represent the Company's new reportable segments. Each channel includes operating results of its network which is responsible for broadcasting operations, including sales of networks' advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates, and the respective stations that distribute network's signal. In addition, each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit.

        The Company's other less significant operating segments are included along with headquarters' operations in "All Other" category for financial reporting purposes. The Company evaluates performance based on the operating results of each segment, among other performance measures.

        Segment information for the three months ended March 31, 2012 has been restated to conform to the current period presentation.

	Three months ended March 31, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$141,955	$218	$53,061	$611,202	$(1,908)	$(55,465)
Domashny Channel	26,329	107	3,855	147,615	(747)	(12,753)
Peretz Channel	16,975	27	761	212,280	(1,982)	(7,330)
Channel 31	4,127	—	239	23,079	(93)	(2,799)
All Other	1,734	462	(7,945)	71,766	(427)	(147)
Business segment results	$191,120	$814	$49,971	$1,065,942	$(5,157)	$(78,494)

Eliminations	—	(814)		(82,379)	—	—
Consolidated results	$191,120	—	$49,971	$983,563	$(5,157)	$(78,494)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

	Three months ended March 31, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$138,832	$412	$41,950	$601,510	$(2,334)	$(64,162)
Domashny Channel	29,479	101	4,105	115,981	(1,981)	(14,960)
Peretz Channel	20,551	—	1,069	156,667	(3,073)	(8,978)
Channel 31	4,154	—	(454)	21,776	(737)	(2,763)
All Other	2,271	161	(4,486)	105,197	(340)	(229)
Business segment results	$195,287	$674	$42,184	$1,001,131	$(8,465)	$(91,092)

Eliminations	—	(674)		(53,656)	—
Consolidated results	$195,287	—	$42,184	$947,475	$(8,465)	$(91,092)

11. SUBSEQUENT EVENTS

        On April 30, 2013, the Company's Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25.3 million in total, which will be paid on or about June 26, 2013 to shareholders of record as of June 3, 2013. The Company's Board currently intends to pay further dividends in each of the following quarters of 2013. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2013, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2012 and 2013. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013 (the "2012 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$191,120	$195,287	100%	100%	2%	4%

Including:
Advertising revenues	180,669	190,032	95%	97%	5%	7%

Total operating expenses	$(141,149)	$(153,103)	74%	78%	8%	10%

Including:
Direct operating expenses	(11,859)	(11,443)	6%	6%	(4)%	(3)%
Selling, general and administrative expenses	(42,728)	(40,765)	22%	21%	(5)%	(3)%
Programming expenses	(78,494)	(91,092)	41%	47%	16%	17%
Stock based compensation expense	(2,911)	(1,338)	2%	1%	(54)%	(52)%
Depreciation and amortization	(5,157)	(8,465)	3%	4%	64%	65%

Operating income	$49,971	$42,184	26%	22%	(16)%	(13)%

Foreign currency gains/(loss)	(1,404)	546			(139)%	(143)%
Interest income, net	1,928	3,109			61%	62%
Other non-operating gains/(loss)	388	(146)			(138)%	(135)%

Income before income tax	$50,883	$45,693	27%	23%	(10)%	(8)%

Income tax expense	(17,271)	(16,259)			(6)%	(3)%

Consolidated net income	$33,612	$29,434	18%	15%	(12)%	(11)%

Less: Income attributable to noncontrolling interest	$(990)	$(846)			(15)%	(12)%

Net income attributable to CTC Media, Inc. stockholders	$32,622	$28,588	17%	15%	(12)%	(11)%

Revenues

        Our total operating revenues increased by 2% in US dollar terms and 4% in ruble terms, respectively, when comparing the first quarter of 2013 with the first quarter of 2012. Our advertising sales accounted for approximately 97% of first quarter total operating revenues and increased by 5% in US dollar terms and 7% in ruble terms when comparing the periods under review, primarily reflecting the impact of overall Russian television advertising market growth in the first quarter of 2013 compared to the first quarter of 2012, resulting in higher pricing and sellout levels (discussed below). In addition, when comparing the periods under review, such increase was partially offset by the effect of lower year-on-year target audience shares of all our channels. Our sublicensing and other revenues decreased by 50% in US dollar terms and 49% in ruble terms when comparing the three-month periods ended March 31, 2012 and 2013, primarily due to the timing of sublicensing sales to broadcasters in Ukraine.

        We estimate that the total Russian television advertising market (which includes both national and regional markets) increased by approximately 11-12% in ruble terms when comparing the first quarter of 2013 to the first quarter of 2012, reflecting higher advertiser demand due to improved general macroeconomic conditions. The increase in the Russian television advertising market in the first quarter might not be indicative of the market growth that can be expected for 2013 as a whole. We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share
	Three months ended March 31,		Three months ended March 31,
	2012	2013	2012	2013
CTC (Russia)	12.7	11.3	7.8	6.7
Domashny (Russia)	3.7	3.0	2.7	2.3
Peretz (Russia)	2.8	2.5	2.1	2.0
Channel 31 (Kazakhstan)	14.5	13.4	13.5	12.2

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.3% in 2012 and 17.0% in the first quarter of 2013.

        In addition to the factors noted above, CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the first quarter of 2013 from 12.7% to 11.3%, reflecting the later timing of the launch of the channel's high-rating premieres compared to the first quarter of 2012 and relative underperformance of certain content in the first quarter of 2013; Domashny channel's target audience share among 25-59 year-old female viewers decreased year-on-year in the first quarter of 2013 from 3.7% to 3.0%, reflecting changes in the programming grid due to an increased focus on younger audiences and increased competition from other channels; Peretz channels's target audience share among 25 to 49 year-old viewers decreased year-on-year in the first quarter of 2013 from 2.8% to 2.5% primarily due to increased competition. Peretz channel is continuing to develop its positioning, brand and programming grid in 2013 with a focus on edgy and comedy programming.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the first quarter of 2013 from 14.5% to 13.4%, reflecting increased competition from other channels.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses increased by 8% year-on-year in US dollar terms and 10% in ruble terms in the first quarter of 2013, as a result of increases in programming expenses (discussed below).

        Direct operating expenses decreased by 4% year-on-year in the first quarter of 2013 in US dollar and 3% in ruble terms, largely as a result of decreased salaries and benefits costs due to decreased headcount, partially offset by increased transmission costs relating to annual price raises and increased cable connections, and increased maintenance costs for our new digital broadcasting facility from July 2012.

        In connection with the planned digitalization in Russia, we entered into 10-year transmission agreements with the Russian television and radio network (RTRS), a transmission provider, for digital transmission for CTC and Domashny channels. In 2013, we are required to pay approximately $3 million in digital transmission fees for each channel. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually for each channel based on planned rollout deadlines, but in the transition period, these annual transmission fees are expected to be lower and are to be paid by way of installment payments as the digital multiplex rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses for all our channels. See also"—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses decreased by 5% year-on-year in the first quarter in US dollar terms and 3% in ruble terms, which mostly related to advertising and promotion expenses due to the later timing of advertising campaigns at CTC and Domashny channels in 2013 compared to 2012.

        Stock-based compensation expenses decreased by $1.6 million when comparing the three-month periods ended March 31, 2012 and 2013, principally due to the departures of several of our employees and executives in the second half of 2012. In March 2013, our Board of Directors agreed to grant equity awards to a number of our employees under a new equity incentive plan which was approved by our stockholders at the 2013 annual general meeting. In addition, our Board approved an open market stock repurchase program, pursuant to which we will repurchase up to 2.5 million shares of Common Stock in the market for use under our 2013 Equity Incentive Plan. See also "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" below. We expect to recognize stock-based compensation expense related to our 2009 and new 2013 Equity Incentive Plans of approximately $5 million for the remainder of 2013, $8 million for 2014, $9 million for 2015 and $3 million for 2016.

        Programming expenses increased by 16% year-on-year in the first quarter of 2013 in US dollar terms and 17% in ruble terms, primarily reflecting a more expensive programming mix at CTC channel due to airing more expensive foreign content to support the channel's audience share as well as investments in the Domashny and Peretz programming grids to support the increased focus on a younger target audience for Domashny and comedy programming for Peretz.

        Depreciation and amortization expenses increased by 64% year-on-year in the first quarter of 2013 in US dollar terms and 65% in ruble terms. Starting from October 1, 2012, our depreciation and amortization expense includes the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting in Russia and Kazakhstan.

        Due to the reasons discussed above our operating income decreased by 16% in US dollar terms and 13% in ruble terms to $42 million for the first quarter of 2013 (1Q2012: $50 million).

        Foreign currency gains of $0.5 million primarily represent the impact of ruble depreciation on our dollar-denominated deposits and gains from our forward contracts, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        Net interest income increased from $1.9 million to $3.1 million year-on-year in the first quarter, primarily reflecting the increased interest earned on our cash balances and short-term investments.

        Income tax expense.    The increase in our effective income tax rate from 34% to 36% when comparing the three- month periods ended March 31, 2012 and 2013 was principally due to recognition of certain foreign tax credits in 2012 that were deducted from our US income tax.

2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program

        On March 4, 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the "Plan"), which was approved by the stockholders on April 30, 2013, at the 2013 annual general meeting. The Plan provides for the grant of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Board has approved an initial round of awards to the Company's employees in the form of restricted share units to acquire up to 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, and will become exercisable on a staggered basis over a period of four years from grant. Exercise will be subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise.

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

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver to advertisers a large share of viewers with desirable demographics, and the availability and cost of quality programming. Our results of operations are also affected by the value of the Russian ruble compared to the US dollar.

        Russia, like many other countries, may continue to be affected by economic instability, including a decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia and Kazakhstan have been adversely affected by recent economic instability. Although conditions have generally improved in recent periods, considerable uncertainty remains concerning economic stability globally in the medium-term. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        Television Advertising Sales—We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for all of our channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which are made through Video International, an external sales house. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. In prior years, CTC's advertising has generally been placed on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic. Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz Channels were narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are highly commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Transition to digital broadcasting—In December 2012, our CTC and Domashny channels were selected for inclusion in the second digital multiplex. Governmental authorities have also announced that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2017. See also our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

        Governmental authorities have announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population (compared to the second multiplex, which will be made available to 97% of the Russian population), and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex have not been announced.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year and will be impacted by the multiplex infrastructure rollout. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses for all of our channels.

        Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. In addition, uncertainty exists surrounding Peretz's technical penetration and its impact on advertising revenues once the analog broadcasting system has been switched off. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and the necessary investments for digital migration may not be fully monetized".

Segment overview

        Historically, we had eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, we changed our reportable segments and reorganized the way we report financial information and make operational decisions. Following this reorganization, our management and Board of Directors evaluate and manage the performance of the Group and make operational decisions based primarily on our three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Each channel's performance takes into account the operating results of its network, which is responsible for broadcasting operations, including sales of the network's advertising, licensing and commissioning of programming, production of its programming schedule, management of its relationships with its independent affiliates, and management of the respective stations that distribute the network's signal. Each channel is also allocated the internal margin on programming acquired from our in-house production unit. Our other less significant operating segments are included along with headquarters' operations in the "All Other" category for financial reporting purposes.

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers (in 2012: 6-54 year-old viewers). CTC's technical penetration is 95.1% with its signal covering approximately 100 million people in Russia. CTC channel manages 56 owned-and-operated stations and repeater transmitters that provide 63.1% technical penetration (or 66.4% of the channel's total penetration of 95.1%) and have arrangements with independent affiliate stations that provide 32% technical penetration (or 33.6% of the channel's total penetration of 95.1%).

  •
  Domashny channel.  Domashny channel principally focuses on 25-59 year-old female viewers. Domashny's technical penetration is 88.5% with its signal covering approximately 63 million people in Russia. Domashny channel manages 48 owned-and-operated stations and repeater transmitters that provide 49.1% technical penetration for the Domashny channel (or 55.5% of its total penetration of 88.5%) and have arrangements with independent affiliate stations that provide 39.4% technical penetration (or 44.5% of its total penetration of 88.5%).

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers (in 2012: 25-59 year-old viewers). Peretz's technical penetration is 83.8% with its signal covering approximately 61 million people in Russia. Peretz channel manages 55 owned-and-operated stations and repeater transmitters that provide 54.1% technical penetration (64.55% of its total penetration of 83.8%) and have arrangements with independent affiliate stations that provide 29.7% technical penetration (or 35.45% of its total penetration of 83.8%).

  •
  Channel 31. Channel 31 is a Kazakh television broadcaster. Channel 31 is targeted principally at 6-54 year-old viewers. The signal of Channel 31 is broadcast by 97 television stations and local cable operators, including 11 owned-and-operated stations and repeater transmitters.

Comparison of Consolidated Results of Operations for the three-month periods ending March 31, 2012 and 2013

        The following table presents the Company's revenues and operating income for three-month periods ending March 31, 2012 and 2013 by segments:

	Three months ended March 31,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$142,173	$139,244	(2)%	(1)%
Domashny Channel	26,436	29,580	12%	13%
Peretz Channel	17,002	20,551	21%	22%
Channel 31	4,127	4,154	1%	3%
All Other	2,196	2,432	11%	13%
Eliminations	(814)	(674)	—	—

Total	$191,120	$195,287	2%	4%

Operating income/(loss)
CTC Channel	$53,061	$41,950	(21)%	(19)%
Domashny Channel	3,855	4,105	6%	7%
Peretz Channel	761	1,069	40%	35%
Channel 31	239	(454)	(290)%	(273)%
All Other	(7,945)	(4,486)	(44)%	(42)%

Total	$49,971	$42,184	(16)%	(13)%

        All Other.    All other revenues primarily represent revenues from CTC-International and digital media segments; all other operating loss primarily represents expenses of our corporate headquarters and our in-house production unit's administrative costs, the operating results of CTC-International, and digital media segments.

CTC Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$142,173	$139,244	100%	100%	(2)%	(1)%

Including:
Advertising revenues	133,298	135,610	94%	97%	2%	3%

Total operating expenses	$(89,112)	$(97,294)	63%	70%	9%	10%

Including:
Direct operating expenses	(4,888)	(4,482)	3%	3%	(8)%	(7)%
Selling, general and administrative expenses	(26,851)	(26,316)	19%	19%	(2)%	(1)%
Programming expenses	(55,465)	(64,162)	39%	46%	16%	17%
Depreciation and amortization	(1,908)	(2,334)	1%	2%	22%	22%

Operating income	$53,061	$41,950	37%	30%	(21)%	(19)%

Revenues

        Advertising revenues of CTC channel increased by 2% in US dollar terms and 3% in ruble terms when comparing the three-month periods ended March 31, 2012 and 2013 due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of 11-12% in ruble terms, partially offset by an 11% decrease in audience share.

        The decrease in target audience share over the periods under review was primarily due to the later timing of the launch of the channel's spring premiers and relative underperformance of certain series. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Sublicensing and other revenues at CTC channel decreased by 59% in US dollar terms and 58% in ruble terms when comparing the periods under review primarily due to the timing of sublicensing sales to broadcasters in Ukraine.

Expenses

        Total operating expenses of CTC channel increased by 10% in ruble terms when comparing the periods under review, of which an increase of 10 percentage points ("pp") related to an increase in programming expense (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues were flat at 3% when comparing the periods under review. In ruble terms, direct operating expenses decreased by 7%, of which a decrease of 5pp related to a decreased amount of integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship, and a decrease of 4pp related to decreased headcount.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues were flat at 19% when comparing the periods under review. In ruble terms, selling, general and administrative expenses decreased by 1%, of which a decrease of 5pp related to a decrease in compensation payable to Video International due to the exclusion of certain services from compensation fees in 2013, a decrease of 3pp related to a decrease in advertising and promotion expenses because of the later timing of advertising campaigns partially offset by an increase of 5pp in salaries and benefits costs due to annual raises and transfers of some employees from other segments to the CTC channel in the second half of 2012.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 39% to 46% when comparing the periods under review. The increase in programming expenses as a percentage of this segment's total operating revenues when comparing the periods under review was mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues.

        When comparing the periods under review, programming expenses increased by 17% in ruble terms primarily due to an increase in the cost of foreign content and volume of Russian sitcoms aired in the first quarter of 2013 to support the channel's audience share.

        Depreciation and amortization expenses of CTC channel increased by 22% in ruble terms when comparing the periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting.

Domashny Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$26,436	$29,580	100%	100%	12%	13%

Including:
Advertising revenues	25,819	28,734	98%	97%	11%	12%

Total operating expenses	$(22,581)	$(25,475)	85%	86%	13%	14%

Including:
Direct operating expenses	(2,662)	(2,895)	10%	10%	9%	10%
Selling, general and administrative expenses	(6,419)	(5,639)	24%	19%	(12)%	(11)%
Programming expenses	(12,753)	(14,960)	48%	51%	17%	19%
Depreciation and amortization	(747)	(1,981)	3%	7%	165%	170%

Operating income	$3,855	$4,105	15%	14%	6%	7%

Revenues

        Advertising revenues of the Domashny channel increased by 11% in US dollar terms and 12% in ruble terms when comparing the three-month periods ended March 31, 2012 and 2013, principally due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 11-12% in ruble terms, increased sellout of the channel's inventory and increased sponsorship revenues, partially offset by a 19% decrease in audience share.

        The decrease in target audience share over the periods under review was primarily due to changes in the programming grid as the result of increased focus on younger audiences and increased competition from other channels.

Expenses

        Total operating expenses of Domashny channel increased by 14% in ruble terms when comparing the periods under review, of which an increase of 11pp related to an increase in programming expense and an increase of 6pp related to increased depreciation and amortization expenses, partially offset by a decrease of 3pp in selling, general and administrative expenses primarily due to decreased advertising and promotion expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues were flat at 10% when comparing the periods under review. In ruble terms, direct operating expenses increased by 10%, of which an increase of 6pp related to an increase in transmission and maintenance costs mainly due to annual raises and increased costs related to our new digital broadcasting complex and an increase of 2pp related to increases in salaries and benefits as a result of annual raises.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 24% to 19% when comparing the periods under review, mainly due to increased revenues and decreased advertising and promotion expenses. In ruble terms, selling, general and administrative expenses decreased by 11%, of which 9pp related to a decrease in advertising and promotion expenses in the first quarter of 2013 as compared to the first quarter of 2012 because of the later timing of advertising campaigns in 2013 compared to 2012.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues increased from 48% to 51% when comparing the periods under review mainly due to a more expensive programming mix (discussed below), partially offset by increased segment revenues in the first quarter of 2013 as compared to the first quarter of 2012.

        When comparing the periods under review, programming expenses increased by 19% in ruble terms primarily due to more expensive Russian series and movies and an increased volume of Russian shows to support Domashny's strategy of focusing on younger female audiences.

        Depreciation and amortization expenses at Domashny channel increased by 170% in ruble terms when comparing the periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Peretz Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$17,002	$20,551	100%	100%	21%	22%

Including:
Advertising revenues	16,862	20,451	99%	100%	21%	23%

Total operating expenses	$(16,241)	$(19,482)	96%	95%	20%	21%

Including:
Direct operating expenses	(2,769)	(3,085)	16%	15%	11%	12%
Selling, general and administrative expenses	(4,160)	(4,346)	24%	21%	4%	6%
Programming expenses	(7,330)	(8,978)	43%	44%	22%	24%
Depreciation and amortization	(1,982)	(3,073)	12%	15%	55%	56%

Operating income	$761	$1,069	4%	5%	40%	35%

Revenues

        Advertising revenues of the Peretz channel increased by 21% in US dollar terms and 23% in ruble terms, when comparing the three-month periods ended March 31, 2012 and 2013, principally due to overall increases in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately11- 12% in ruble terms, increased sellout of inventory and increased sponsorship revenues, partially offset by an 11% decrease in audience share, reflecting increased competition from other channels.

Expenses

        Total operating expenses of Peretz channel increased by 21% in ruble terms when comparing the periods under review, of which an increase of 11pp related to an increase in programming expense, an increase of 7pp related to increased depreciation and amortization expenses and an increase of 2pp related to an increase in direct operating costs (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 16% to 15% when comparing the periods under review, primarily due to the segment's increased revenues. In ruble terms, direct operating expenses increased by 12%, of which an increase of 13pp related to an increase in transmission and maintenance costs due to annual price raises, increased costs for cable connections , and increased costs related to our new digital broadcasting complex from July 2012.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 24% to 21% when comparing the periods under review primarily due to the segment's increased revenues. In ruble terms, selling, general and administrative expenses increased by 6%, of which an increase of 5pp related to an increase in compensation payable to Video International due to increased revenues.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 43% to 44% when comparing the periods under review primarily due to the net effect of the segment's increased revenues and increased costs for programming content. When comparing the periods under review, programming expenses increased by 24% in ruble terms primarily due to an increase in the volume of locally produced sketchcoms and, to a lesser extent, due to an increased cost of foreign content to support Peretz positioning as an edgy comedy-focused channel.

        Depreciation and amortization expenses of Peretz channel increased by 56% in ruble terms when comparing the periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Channel 31

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD
Total operating revenues	$4,127	$4,154	100%	100%	1%

Including:
Advertising revenues	3,939	4,140	95%	100%	5%

Total operating expenses	$(3,888)	$(4,608)	94%	111%	19%

Including:
Direct operating expenses	(364)	(269)	9%	6%	(26)%
Selling, general and administrative expenses	(632)	(839)	15%	20%	33%
Programming expenses	(2,799)	(2,763)	68%	67%	(1)%
Depreciation and amortization	(93)	(737)	2%	18%	692%

Operating (loss)/income	$239	$(454)	6%	11%	(290)%

Revenues

        Advertising revenues of Channel 31 increased by 5% in US dollar terms when comparing the three-month periods ended March 31, 2012 and 2013, principally due to an increase in regional revenues and increased sellout, partially offset by an 8% decrease in target audience share, reflecting increased competition from other channels.

Expenses

        Total operating expenses of Channel 31 increased by 19% in US dollar terms when comparing the periods under review, of which an increase of 17pp related to increased depreciation and amortization expenses and an increase of 5pp related to an increase in selling, general and administrative expenses, partially offset by a decrease of 2pp in direct operating expenses (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 9% to 6% when comparing the periods under review, mainly due to an increase in the segment's revenues and decreased transmission and maintenance costs (discussed below). In US dollar terms, direct operating expenses decreased by 26%, mainly due to decreased transmission costs as a result of a new Kazakh law which provides 'must carry' obligations for cable and satellite operators for selected channels in connection with the anticipated digitalization.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues increased from 15% to 20% when comparing the periods under review primarily due to increased advertising and promotion expenses. In US dollar terms, selling, general and administrative expenses increased by 33%, of which an increase of 20pp related to increased advertising and promotion expenses due to the later timing of advertising campaigns in the first half of 2012 and an increase of 10pp related to salaries and benefits costs primarily due to annual raises.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 68% to 67% when comparing the periods under review. When comparing the periods under review, programming expenses decreased by 1% in US dollar terms primarily reflecting the net effect of decreased volume and cost of foreign series and increased volume of foreign movies in response to increased competition.

        Depreciation and amortization expenses at Channel 31 increased by approximately of 692% in USD dollar terms when comparing the periods under review, primarily due to the amortization of its analog broadcasting license. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Kazakhstan.

All Other

	Three months ended March 31,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD
Total operating revenues	$2,196	$2,432	11%

Total operating expenses	$(10,141)	$(6,918)	(32)%

Selling, general and administrative expenses	(5,244)	(3,933)	(25)%
Stock based compensation expenses	(2,911)	(1,338)	(54)%
Other expenses	(1,986)	(1,647)	(17)%

Operating loss	$(7,945)	$(4,486)	(44)%

        Operating revenues primarily represent revenues of $0.8 and $1 million from CTC-International in the three-month periods ended March 31, 2012 and 2013, respectively, and revenues of $0.7 and $1 million from our digital media business in the three-month periods ended March 31, 2012 and 2013, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters and digital media segment. Selling, general and administrative expenses of our corporate headquarters amounted to $2.7 million and $2.0 million in the three-month periods ending March 31, 2012 and 2013, respectively, and decreased primarily due to higher consulting costs incurred in the first quarter of 2012.

        The decrease in stock-based compensation expenses of $1.6 million when comparing the three-month periods ended March 31, 2012 and 2013 was principally due to departures of several of our employees and executives in the second half of 2012.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of March 31, 2013 Compared to December 31, 2012

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $30.5 million to $45.3 million from December 31, 2012 to March 31, 2013, mainly due to seasonally low balances of receivables from advertising at December 31.

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2012 to March 31, 2013 by $19.5 million primarily due to increases in investments for Russian content to secure our programming schedule for a longer period.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2012 to March 31, 2013 of $13 million was primarily due to a decrease in foreign content, which was actively used at CTC channel in the first quarter of 2013 to support the channel's audience share.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2012 to March 31, 2013 by $7.9 million and $4.1 million, respectively, primarily due to the effect of the depreciation of the Russian ruble against the US dollar, and commencement of amortization of our broadcasting licenses from October 2012. See also our 2012 Annual Report "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

  Taxes payable

        Our taxes payable decreased from $37.5 million to $20.9 million from December 31, 2012 to March 31, 2013, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2012 compared with the first quarter of 2013.

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

        As of March 31, 2013, we had $15.4 million in cash and cash equivalents, of which approximately 59% was held in US dollar-denominated accounts. In addition, as of March 31, 2013, we had $128.6 million in deposits with maturities ranging from three to eleven months, of which approximately 8% was held in US dollar-denominated accounts. In July 2012, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime

Overnight rate +2.21% with a credit limit of approximately $32 million. As of March 31, 2013, we had an overdraft position of $6 million that is presented as a current liability separately on our balance sheet.

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

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2012	2013
	(in thousands)
Net cash provided by/(used in) operating activities:	$8,850	$(12,903)
Net cash provided by/(used in) investing activities:	23,294	(1,426)
Net cash used in financing activities:	(15,783)	(24,868)

        Cash flows from operating activities decreased by $21.8 million as a result of the net effect of increased advertising sales and higher cash spend on acquisition of programming. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $180.7 and $190.0 million, respectively, for the three-month periods ended March 31, 2012 and 2013. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $85.2 and $108.9 million for the three-month periods ended March 31, 2012 and 2013, respectively. The increase in cash paid for programming rights in the first quarter of 2013 was primarily due to investments in Russian-produced and foreign content that will be used in 2013 and thereafter. Programming expenses amounted to $78.5 and $91.1 million for the three-month periods ended March 31, 2012 and 2013, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the three-month period ended March 31, 2012, our cash provided by investing activities primarily represented net cash received from deposits in the amount of $26.3 million. In addition, in the first quarter of 2012, we spent $3.0 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities. In the three-month period ended March 31, 2013, our cash used in investing activities primarily represented cash paid for capital expenditures of $1.1 million, mainly on purchases of cable connections and broadcasting equipment.

        In 2013, we expect capital expenditures to be approximately at 2012 levels as we continue to upgrade our broadcasting equipment and software and to connect to additional households pursuant to our contracts with Mostelecom.

        Cash used in financing activities includes repayments of borrowings, proceeds from or settlement of overdraft exercises of stock options and payments of dividends. In the three-month period ended March 31, 2012, we paid dividends in the amount of $20.6 million to our stockholders and $0.5 million in dividends to minority shareholders of our owned-and-operated stations. Also, in the first quarter of 2012 we received $4.6 million in proceeds from the exercise of stock options by a former CEO. In the three-month period ended March 31, 2013, our cash used in financing activities includes payment of dividends in the amount of $17.8 million to our stockholders, $0.1 million in dividends paid to minority shareholders and settlement of a $6.9 million bank overdraft.

        On April 30, 2013, our Board of Directors declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total, which will be paid on or about June 26, 2013 to shareholders of record as of June 3, 2013.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of March 31, 2013:

	Total	Through 2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$216,994	$164,681	$52,313	$—	$—	$—
Transmission and satellite fees	89,267	16,518	21,955	19,745	18,263	12,786
Leasehold obligations	41,116	5,810	8,158	8,615	9,042	9,491
Network affiliation agreements	9,242	2,370	3,101	2,385	1,090	296
Acquisition of format rights	2,026	2,026	—	—	—	—
Cable connections	4,241	1,590	2,121	530	—	—
Payments for intellectual rights	14,507	2,161	3,049	3,217	3,384	2,696
Other contractual obligations	15,212	2,597	3,221	3,346	2,953	3,095

Total(1)	$392,605	$197,753	$93,918	$37,838	$34,732	$28,364

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. In March 2013, we entered into 10-year transmission agreements with the Russian television and radio network (RTRS), a transmission provider. In 2013, we expect to incur additional transmission fees pursuant to this agreement of approximately $3 million for each of our CTC and Domashny channels. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year and will be impacted by the multiplex infrastructure roll-out. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout, but in the transition period, these transmission fees are expected to be lower and are to be paid by way of installment payments as the rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses for all of our channels. In addition, governmental authorities announced plans to introduce a third multiplex and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex are not indicated.

        Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also "—Key Factors Affecting Our Results of Operations", and "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur further impairment charges in connection with this transition".

Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our 2012 Annual Report on Form 10-K. Since that date, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

        Goodwill—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. For discussion of methodology and major assumptions regarding our impairment test refer to our 2012 Annual Report on Form 10-K.

        The fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our channels for broadcast. In making our assessment of fair value, we make judgments based on the volume and marketability of historical production, our near- and medium-term production plans and existing purchase commitments received, as well as the impact of competitive programming that is available to our channels. As a result, we anticipate that our in-house operating results will reflect periods of volatility as they adjust, along with our channels, to changing viewer preferences and audience acceptance of our programming.

        If our in-house production unit is not successful in developing and producing appropriate levels of quality programming for our channels, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of our long-term projections may then require us to record an impairment of the goodwill. As of March 31, 2013, the carrying value of production unit goodwill was $31 million.

        If operational changes we have introduced to accelerate production are not successful in establishing a consistent pipeline of desirable content, we may be required to perform an interim impairment test during 2013 and recognize an impairment of a significant portion of our production unit goodwill.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2013, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $16.9 million and $9.2 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of April 30, 2013 was RUR 31.26 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the first quarter of 2013, we entered into foreign exchange forward contracts for approximately $72 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. In 2012 and the first quarter of 2013, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2011 and 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime.

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

We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized.

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

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates set by RTRS.

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

  •
  Our Peretz channel may not be able to compete effectively if it is not included in the third multiplex, as its technical penetration could decrease when free-to-air analog broadcasting is terminated and could be limited, at a maximum, to the level of overall cable penetration. Currently, cable penetration in Russia among cities with more than 100,000 residents is approximately 60%, which is lower than Peretz channel's current overall technical penetration of approximately 84%. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

  •
  Current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of our signal.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees once the second multiplex is fully introduced. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As a result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

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

        The recently adopted federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" classifies beer and all drinks containing alcohol as alcoholic drinks, and in turn prohibits the advertising of such drinks on television. As a result, effective July 2012, we are no longer able to broadcast ads for beer and drinks containing beer on our channels. We were able to adjust our advertising sales so as to avoid a negative impact on our revenues in 2012.

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

        On April 19, 2013 a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the administrative code, prohibiting the use of abusive language in mass media. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we can not guarantee that we will not be faced with claims that we have violated this new law or that we will be able to defend these claims successfully.

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

        At the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to changes to the relative weighting of the cities in the panel, the size of which increased to 76 cities starting January 1, 2013. Furthermore, in 2013 TNS is planning to expand the "establishment survey" from 121 cities to all cities with more than 100,000 residents (164 cities in total). This may lead to changes in the weighting system and may impact our estimated ratings.

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

        As described above, in December 2012, our CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; our Peretz channel was not selected. We expect that the rollout of digital broadcasting will impact the business plans of all of our channels. Pending receipt of further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of March 31, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $54 million, $27 million and $61 million, respectively. See also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        In addition, in 2011, we incurred significant impairment charges totaling $88.3 million, primarily to reflect the revised expectations of Russian advertising market growth for 2012 and increased uncertainty in the medium-term with regard to general macroeconomic conditions. As of December 31, 2012, and March 31, 2013, we determined that no further downward adjustments to our macroeconomic outlook were required. However, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        Also, the fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our channels for broadcast. If the in-house production unit is not successful in developing and producing appropriate levels of quality programming for our channels, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or downward revisions of our long-term projections may then require us to record an impairment of the goodwill. As of March 31, 2013, the carrying value of production unit goodwill was $31.5 million.

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

        The ruble has experience significant fluctuations against the dollar in recent years. Although the Russian ruble appreciated against the US dollar by 6% during 2012, the average exchange rate of the ruble against the US dollar was 6% lower in 2012 than in 2011. In the three months ended March 31, 2013, the Russian ruble depreciated against the US dollar by 2%, and was on average 1% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2011. Should the Russian ruble significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the

Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of March 31, 2013, was $8 million.

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

        If we were to be denied continued access to the cable systems that carry our networks' signals in Moscow or St. Petersburg, our technical penetration would be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Depending on the exact terms of the transition to digital broadcasting, our dependence on cable operators may increase. Current Russian legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

We rely on third parties for the production of some of our original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

        While we encourage our channels to obtain content from our in-house production unit, we do not place restrictions on their ability to obtain content from third parties that meets the channel's programming criteria. As a result, our in-house production unit must compete against other sources of programming, including on price and quality. Although we produce part of our original programming in-house, we continue to rely on third-party production houses to produce a portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2013 we had contractual commitments for the acquisition of approximately $164.7 million in programming rights in 2013 and $52.3 million in 2014. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Lorenzo Grabau, a member of the Board of MTG, is a Co-Chairman of our board of directors; Jørgen Madsen Lindemann, President and CEO of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interest in another Russian television business.

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

        On April 19, 2013 a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the administrative code, prohibiting the use of abusive language in mass media as well as increasing the penalties for doing so. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we cannot guarantee that we will not be faced with claims that we have violated this new law or that we will be able to defend these claims successfully.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of April 30, 2013, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of April 30, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV Nikolay Surikov Chief Financial Officer Date: May 2, 2013

CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: May 2, 2013

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.1	Agreement DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and CTC Channel	Filed herewith
10.2	Agreement DTR-082-13/D-NK-0117/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and Domashny Channel	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.