Form 10-Q
period 2013-06-30
CTC Media, Inc.
filed 2013-08-06
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

         As of July 31, 2013, there were outstanding 156,224,327 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2012	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$55,181	$24,573
Short-term investments (Note 4)	131,449	138,961
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2012—$1,136; June 30, 2013—$1,130)	30,549	37,387
Taxes reclaimable	29,855	20,811
Prepayments	68,078	66,959
Programming rights, net (Note 5)	153,076	137,440
Deferred tax assets	31,355	31,399
Other current assets	1,860	4,218

TOTAL CURRENT ASSETS	501,403	461,748

PROPERTY AND EQUIPMENT, net	47,201	39,924
INTANGIBLE ASSETS, net:
Broadcasting licenses	82,276	69,442
Cable network connections	25,616	22,323
Trade names	5,708	5,328
Other intangible assets	5,739	4,173

Net intangible assets	119,339	101,266
GOODWILL	177,950	165,247
PROGRAMMING RIGHTS, net (Note 5)	102,216	106,825
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,743	5,467
PREPAYMENTS	11,522	11,988
DEFERRED TAX ASSETS	20,200	20,099

TOTAL ASSETS	$985,574	$912,564

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft and loans (Note 4)	13,181	21,088
Accounts payable	80,871	77,214
Accrued liabilities	23,445	25,022
Taxes payable	37,524	22,361
Deferred revenue	9,048	9,174
Deferred tax liabilities	39,021	38,327

TOTAL CURRENT LIABILITIES	203,090	193,186

DEFERRED TAX LIABILITIES	19,558	15,651
COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS' EQUITY (Note 6):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2012—158,160,719; June 30, 2013—158,210,719)	1,582	1,582
Additional paid-in capital	491,925	494,216
Retained earnings	333,003	344,254
Accumulated other comprehensive loss	(68,187)	(124,544)
Less: Common stock held in treasury, at cost (June 30, 2013—1,327,093 shares)	—	(16,027)
Non-controlling interest	4,603	4,246

TOTAL STOCKHOLDERS' EQUITY	762,926	703,727

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,574	$912,564

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
REVENUES:
Advertising	$183,393	$199,554	$364,062	$389,586
Sublicensing and own production revenue	3,049	5,107	12,290	9,010
Other revenue	1,142	1,354	2,352	2,706

Total operating revenues	187,584	206,015	378,704	401,302

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $4,098 and $7,334 for the three months and $8,209 and $14,794 for the six months ended June 30, 2012 and 2013, respectively; and exclusive of stock-based compensation of $(121) and $761 for the three months and $812 and $1,443 for the six months ended June 30, 2012 and 2013, respectively)	(11,332)	(11,457)	(23,191)	(22,900)
Selling, general and administrative (exclusive of depreciation and amortization of $885 and $1,024 for the three months and $1,931 and $2,029 for the six months ended June 30, 2012 and 2013, respectively; and exclusive of stock-based compensation of $831and $539 for the three months and $2,809 and $1,195 for the six months ended June 30, 2012 and 2013, respectively)	(41,543)	(43,967)	(84,271)	(84,732)
Stock-based compensation expense	(710)	(1,300)	(3,621)	(2,638)
Programming expenses	(79,894)	(91,538)	(158,388)	(182,630)
Depreciation and amortization	(4,983)	(8,358)	(10,140)	(16,823)

Total operating expenses	(138,462)	(156,620)	(279,611)	(309,723)

OPERATING INCOME	49,122	49,395	99,093	91,579
FOREIGN CURRENCY GAINS	1,955	690	551	1,236
INTEREST INCOME	1,859	2,654	3,988	5,970
INTEREST EXPENSE	(164)	(192)	(365)	(399)
OTHER NON-OPERATING INCOME (LOSS), net	617	246	846	(103)
EQUITY IN INCOME OF INVESTEE COMPANIES	275	252	434	455

Income before income tax	53,664	53,045	104,547	98,738

INCOME TAX EXPENSE	(18,225)	(19,222)	(35,496)	(35,481)

CONSOLIDATED NET INCOME	$35,439	$33,823	$69,051	$63,257

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1,393)	$(2,230)	$(2,383)	$(3,076)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$34,046	$31,593	$66,668	$60,181

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.22	$0.20	$0.42	$0.38

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.22	$0.20	$0.42	$0.38

Weighted average common shares outstanding—basic	158,160,719	157,763,709	157,648,016	157,957,669

Weighted average common shares outstanding—diluted	158,160,719	157,849,341	157,880,218	157,989,322

Dividends declared per share	$0.13	$0.16	$0.26	$0.31

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Net Income	$35,439	$33,823	$69,051	$63,257
Other Comprehensive loss:
Foreign Currency Translation Adjustment	(86,347)	(38,629)	(16,787)	(56,485)

Other Comprehensive loss	(86,347)	(38,629)	(16,787)	(56,485)

Comprehensive income (loss)	$(50,908)	$(4,806)	$52,264	$6,772

Less: Comprehensive income attributable to non-controlling interest	(1,074)	(2,106)	(2,417)	(2,948)

Comprehensive income (loss) attributable to CTC Media, Inc. stockholders	$(51,982)	$(6,912)	$49,847	$3,824

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$69,051	$63,257
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	2,750	(6,826)
Depreciation and amortization	10,140	16,823
Programming expenses	158,388	182,630
Stock based compensation expense	3,621	2,638
Equity in income of unconsolidated investees	(434)	(455)
Foreign currency gains	(551)	(1,236)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,696)	(4,666)
Prepayments	(1,425)	(140)
Other assets	(4,166)	8,218
Accounts payable and accrued liabilities	4,064	(2,228)
Deferred revenue	2,313	1,073
Other liabilities	(4,161)	(14,544)
Dividends received from equity investees	485	523
Acquisition of programming and sublicensing rights	(173,450)	(196,180)

Net cash provided by operating activities	61,929	48,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(5,782)	(1,926)
Acquisitions of businesses, net of cash acquired	(2,683)	—
Receipts from/(investments in) deposits, net	17,560	(15,436)

Net cash provided by/(used in) investing activities	9,095	(17,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(16,027)
Proceeds from exercise of stock options	4,615	454
Proceeds from/(settlement of) overdraft and loans, net	(17,530)	8,046
Dividends paid to stockholders	(41,122)	(48,930)
Dividends paid to noncontrolling interest	(3,064)	(3,238)

Net cash used in financing activities	(57,101)	(59,695)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(446)	(2,438)
Net increase/(decrease) in cash and cash equivalents	13,477	(30,608)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,331	55,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,808	$24,573

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and board of directors ("BOD") evaluate and manage performance of the Group and make operating decisions based primarily on its three Russia-based television channels (CTC, Domashny, and Peretz) and Channel 31 in Kazakhstan. Each channel includes operating results of its network which is responsible for broadcasting operations, including sales of its networks' advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. Each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit. The Company's other less significant operating segments are included along with the Company's headquarters' operations in the "All Other" category for financial reporting purposes.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights and licensing of internally-produced programming to third parties.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2013. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of June 30, 2013, the Channel 31 Group had assets (excluding intercompany assets) totaling $22,224 and liabilities (excluding intercompany liabilities) totaling $9,721. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $933 and $633 for the three and six months ended June 30, 2013, respectively.

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

  Amortizable Long-Lived Assets

        Amortizable assets are stated at cost less accumulated amortization. Definite-lived intangible assets primarily represent broadcast licenses and cable network connections. Cable network connections are amortized on a straight-line basis over their estimated period of future economic benefit, until approximately 2018.

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

        The fair values of the Company's derivative assets of $1,946 and derivative liabilities of $60 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2012 and June 30, 2013, respectively.

  Goodwill and Indefinite-Lived Intangible Assets Impairment Tests

        The Company assesses the carrying value of its goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of the Company's shares and negative market conditions or economic trends. For a discussion of methodology and major assumptions regarding the Company's impairment test refer to 2012 Annual Report on Form 10-K.

        The planned transition to digital broadcasting could impact the Company's assumptions used in economic models and its assessment of the fair value of its reporting units. In December 2012, CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; Peretz channel was not selected. See also "Item 1A. Risk Factors—We may face additional

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenditures in connection with the planned transition from analog to digital broadcasting in Russia and the necessary investments for digital migration may not be fully monetized".

        As of June 30, 2013, the Company estimated that the fair values of CTC, Domashny and Peretz reporting units exceeded their carrying values by more than 10%. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on the distribution model after the end of analog broadcasting. Currently, the terms for participation in a third digital multiplex in Russia have not been specified. Based on further information about the terms of the transition to digital broadcasting, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill. As of June 30, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51 million, $26 million and $58 million, respectively.

        Also, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income.

        In addition, the fair value of the goodwill attributable to the Company's production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to the Company's channels for broadcast. If the in-house production unit is not successful in developing and producing appropriate levels of quality programming for the Company's channels, the Company may be required to lower its estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or revision of its current business model may result in downward revisions of the production unit's long-term cash flow projections and may then require the Company to record an impairment of its goodwill. As of June 30, 2013, the carrying value of production unit goodwill was approximately $30 million. The Company believes that control and ownership of content is becoming increasingly important. As a result, the Company continues to support further development of its in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality content.

        The Company considers all current information in determining the need for or calculating the amount of any impairment charges; however, future changes in events or circumstances could result in decreases in the fair values of its intangible assets and goodwill.

  Stock-based compensation expense

        The Company estimates the fair value of equity awards at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee equity awards. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the awards, future employee turnover rates, future employee award exercise behavior and the fair value of the Company's common stock on the date of grant. The Company

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consisted primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the United States.

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

        In March 2013, the FASB issued Accounting Standards Update 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments apply to (i) the release of the cumulative translation adjustment into net income when a parent loses a controlling financial interest in part or all of its investment in a foreign entity (by sale or other transfer event); (ii) the acquisition of a business in stages by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment; or (iii) situations where the foreign entity no longer holds a controlling financial interest in a subsidiary or group of assets that conduct nonprofit activity or business within a foreign entity. The adoption of this guidance, which is effective prospectively for reporting periods beginning after

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2013, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

        In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance, which is effective prospectively for reporting periods beginning after December 15, 2013, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

3.     NET INCOME PER SHARE

        Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 3,859,419 and 2,619,246 for the three months ended June 30, 2012 and 2013, respectively, and 3,859,419 and 2,715,914 for the six months ended June 30, 2012 and 2013, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Net income attributable to CTC Media, Inc. stockholders	$34,046	$31,593	$66,668	$60,181

Weighted average common shares outstanding—basic
Common stock	158,160,719	157,763,709	157,648,016	157,957,669
Dilutive effect of:
Stock-based awards	—	85,632	232,202	31,653

Weighted average common shares outstanding—diluted	158,160,719	157,849,341	157,880,218	157,989,322
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.22	$0.20	$0.42	$0.38
Diluted	$0.22	$0.20	$0.42	$0.38

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2012 and 2013 was net income attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2012	June 30, 2013
Cash and cash equivalents:
Russian ruble bank accounts	$23,519	$13,037
US dollar bank accounts	31,021	10,195
Other	641	1,341

Total cash and cash equivalents	$55,181	$24,573

	December 31, 2012		June 30, 2013
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	7.65%–9.25%	$131,449	6%–9%	$128,961
US dollar-denominated deposits		—	3.35%–3.52%	10,000

Total short-term investments		$131,449		$138,961

        Bank overdraft—In July 2012, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $31,000. In May 2013, the Company renewed the overdraft agreement with Alfa Bank on the same terms. As of December 31, 2012 and June 30, 2013, the Company had an overdraft position of $13,181 and $17,291 respectively, which are presented as current liabilities on the Company's balance sheets.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2012 and June 30, 2013 comprise the following:

	December 31, 2012	June 30, 2013
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$150,734	$161,228
Accumulated amortization	(144,830)	(150,503)

Released, net book value	5,904	10,725

Completed and not released	6,796	7,195
In production	1,399	3,241

Total	14,099	21,161

Acquired rights:
Historical cost	707,428	703,585
Accumulated amortization	(466,235)	(480,481)

Net book value	241,193	223,104

Total programming rights	$255,292	$244,265

Current portion	$153,076	$137,440

Non-current portion	$102,216	$106,825

        The Company expects to amortize approximately $21,161 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending June 30, 2014.

6.     STOCKHOLDERS' EQUITY

Stock repurchase program

        On March 4, 2013, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company will repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2013 Equity Incentive Plan (the "Plan"). During the six months ended June 30, 2013, the Company repurchased 1,327,093 shares of its common stock at an average price of $12 per share for a total of $16,027. Treasury stock is accounted for under the cost method.

        As of December 31, 2012, and June 30, 2013 the Company's issued and outstanding share capital was as follows:

Type	December 31, 2012	June 30, 2013
Common stock issued	158,160,719	158,210,719
Less: Common stock held in treasury	—	(1,327,093)

Common stock outstanding	158,160,719	156,883,626

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6.     STOCKHOLDERS' EQUITY (Continued)

Dividends

        In 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 9, 2013
April 30, 2013	$0.16	$25,206	June 3, 2013	June 26, 2013

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2012 and 2013:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net Income	69,051	66,668	2,383
Other comprehensive (loss)/income	(16,787)	(16,821)	34

Comprehensive income	52,264	49,847	2,417

Share capital	9	9	—
Additional paid-in capital	7,507	7,507	—

Dividends declared	(44,186)	(41,122)	(3,064)

Stockholders' equity, June 30, 2012	$712,802	$710,213	$2,589

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2012	$762,926	$758,323	$4,603
Net Income	63,257	60,181	3,076
Other comprehensive loss	(56,485)	(56,357)	(128)

Comprehensive income	6,772	3,824	2,948

Additional paid-in capital	2,291	2,291	—
Less: Common stock held in treasury	(16,027)	(16,027)	—
Dividends declared	(52,235)	(48,930)	(3,305)

Stockholders' equity, June 30, 2013	$703,727	$699,481	$4,246

7.     STOCK-BASED COMPENSATION

        On March 4, 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan, which was approved by the Company's stockholders on April 30, 2013 at the 2013 Annual Meeting of Stockholders. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of the Board has approved an initial round of awards to the Company's employees in the form of restricted stock units ("RSUs") to acquire up to 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     STOCK-BASED COMPENSATION (Continued)

and 2015 performance-based vesting conditions and will become exercisable on a staggered basis over a period of four years from grant. Performance criteria are to be set by the Board of Directors for each of 2013, 2014 and 2015. The grant date for each sub tranche of the awards will be the date when performance criteria for the relevant year are set and communicated to employees.

        Exercise is subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise. As of June 30, 2013, this condition had been met. As a condition to the receipt of an award under the Plan, any employee that held an outstanding option award under the Company's 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program.

        The Company's Board of Directors approved performance criteria for the 2013 sub-tranche in respect of 676,690 RSUs with a weighted average per unit grant date fair value of $10.55. In the three-and six months ended June 30, 2013, the Company recognized $1.2 million of expense attributable to these RSUs. The Company estimates that the total compensation expense related to awards approved under the Plan not yet recognized as of June 30, 2013 approximates $20 million, which is expected to be expensed over a weighted average period of 3.8 years. The Company expects to settle employee RSU exercises out of treasury stock.

8.     INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia (the "Treaty"). The Company's Russia- and Kazakhstan-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan in 2012 and in the first half of 2013 was 20%. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its Russian subsidiaries and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in case of ownership of less than 50%.

        The Company's effective income tax rate was 34% and 36% for the three and six months ended June 30, 2012 and 2013, respectively. The increase in effective tax rate when comparing the three- and six-month periods ended June 30, 2012 and 2013 was primarily due to recognition of certain foreign tax credits in the first half of 2012 that were deducted from US income tax.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the first half of 2013, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of the CTC and Domashny channels' business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, uncertainty exists with respect to Peretz' technical penetration and the impact on advertising revenues once analog broadcasting is no longer available. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended June 30, 2013, the Russian ruble

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     COMMITMENTS AND CONTINGENCIES (Continued)

depreciated against the US dollar by 5%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2012. In the six months ended June 30, 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 1% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2012. If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

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

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $32 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $46, as well as offsetting foreign currency losses on the hedged item in its consolidated statement of income. In addition, during the six months ended June 30, 2013, the Company entered into short-term non-designated hedges with the notional amount of $96.6 million to mitigate its exposure related to US-dollar denominated payments and recognized foreign currency gains of $3,404 on derivative instruments in its consolidated statement of income.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of June 30, 2013:

	Total	Through 2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$254,425	$132,720	$80,190	$28,285	$13,230	$—
Transmission and satellite fees	82,618	11,286	21,654	19,219	17,790	12,669
Leasehold obligations	34,556	3,504	7,317	7,663	7,894	8,178
Network affiliation agreements	8,025	1,500	2,944	2,264	1,036	281
Acquisition of format rights	1,186	1,186	—	—	—	—
Cable connections	2,989	854	1,708	427	—	—
Payments for intellectual rights	13,197	1,382	2,924	3,085	3,245	2,561
Other contractual obligations	14,968	1,867	3,322	3,455	3,090	3,234

Total	$411,964	$154,299	$120,059	$64,398	$46,285	$26,923

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

        Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and Board evaluate and manage performance of the Group and make operating decisions based primarily on the Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Beginning January 2013, these channels represent the Company's new reportable segments. Each channel includes operating results of its network which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. In addition, each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit.

        The Company's other less significant operating segments are included along with headquarters' operations in the "All Other" category for financial reporting purposes. The Company evaluates performance based on the operating results of each segment, among other performance measures.

        Segment information for the three and six months ended June 30, 2012 has been restated to conform to the current period presentation.

	Three months ended June 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$134,231	$26	$43,651	$527,203	$(1,824)	$(58,526)
Domashny Channel	25,365	91	3,905	134,101	(721)	(12,338)
Peretz Channel	20,088	—	4,791	184,088	(1,919)	(6,231)
Channel 31	5,785	—	2,011	24,265	(87)	(2,416)
All Other	2,115	430	(5,236)	76,165	(432)	(383)
Business segment results	$187,584	$547	$49,122	$945,822	$(4,983)	$(79,894)

Eliminations	—	(547)	—	(40,827)	—	—
Consolidated results	$187,584	$—	$49,122	$904,995	$(4,983)	$(79,894)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.     SEGMENT INFORMATION (Continued)

	Three months ended June 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$145,633	$156	$46,000	$587,586	$(2,287)	$(67,219)
Domashny Channel	29,981	31	5,632	107,894	(1,933)	(13,187)
Peretz Channel	21,352	4	621	144,201	(2,962)	(8,215)
Channel 31	6,792	—	2,049	22,299	(740)	(2,662)
All Other	2,257	—	(4,907)	112,340	(436)	(255)
Business segment results	$206,015	$191	$49,395	$974,320	$(8,358)	$(91,538)

Eliminations	—	(191)	—	(61,756)	—	—
Consolidated results	$206,015	$—	$49,395	$912,564	$(8,358)	$(91,538)

	Six months ended June 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$276,186	$244	$96,712	$527,203	$(3,732)	$(113,991)
Domashny Channel	51,694	198	7,760	134,101	(1,468)	(25,091)
Peretz Channel	37,063	27	5,552	184,088	(3,901)	(13,561)
Channel 31	9,912	—	2,250	24,265	(180)	(5,215)
All Other	3,849	892	(13,181)	76,165	(859)	(530)
Business segment results	$378,704	$1,361	$99,093	$945,822	$(10,140)	$(158,388)

Eliminations	—	$(1,361)	—	$(40,827)	—	—
Consolidated results	$378,704	$—	$99,093	$904,995	$(10,140)	$(158,388)

	Six months ended June 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$284,465	$568	$87,950	$587,586	$(4,621)	$(131,381)
Domashny Channel	59,460	132	9,737	107,894	(3,914)	(28,147)
Peretz Channel	41,903	4	1,690	144,201	(6,035)	(17,193)
Channel 31	10,946	—	1,595	22,299	(1,477)	(5,425)
All Other	4,528	161	(9,393)	112,340	(776)	(484)
Business segment results	$401,302	$865	$91,579	$974,320	$(16,823)	$(182,630)

Eliminations	—	(865)	—	(61,756)	—	—
Consolidated results	$401,302	$—	$91,579	$912,564	$(16,823)	$(182,630)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.     SUBSEQUENT EVENTS

        On August 2, 2013, the Company's Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total, which will be paid on or about September 27, 2013 to shareholders of record as of September 2, 2013. Although it is the Board's current intention to declare and pay further dividends in 2013, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as the Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2012 and 2013. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013 (the "2012 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$187,584	$206,015	100%	100%	10%	13%

Including:
Advertising revenues	183,393	199,554	98%	97%	9%	12%

Total operating expenses	$(138,462)	$(156,620)	74%	76%	13%	16%

Including:
Direct operating expenses	(11,332)	(11,457)	6%	6%	1%	2%
Selling, general and administrative expenses	(41,543)	(43,967)	22%	21%	6%	8%
Programming expenses	(79,894)	(91,538)	43%	44%	15%	18%
Stock based compensation expense	(710)	(1,300)	0%	1%	83%	85%
Depreciation and amortization	(4,983)	(8,358)	3%	4%	68%	71%

Operating income	$49,122	$49,395	26%	24%	1%	4%

Foreign currency gains	1,955	690			(65)%	(61)%
Interest income, net	1,695	2,462			45%	47%
Other non-operating gains	892	498			(44)%	(51)%

Income before income tax	$53,664	$53,045	29%	26%	(1)%	2%

Income tax expense	(18,225)	(19,222)			5%	6%

Consolidated net income	$35,439	$33,823	19%	16%	(5)%	(1)%

Less: Income attributable to noncontrolling interest	$(1,393)	$(2,230)			60%	63%

Net income attributable to CTC Media, Inc. stockholders	$34,046	$31,593	18%	15%	(7)%	(4)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$378,704	$401,302	100%	100%	6%	8%

Including:
Advertising revenues	364,062	389,586	96%	97%	7%	9%

Total operating expenses	$(279,611)	$(309,723)	74%	77%	11%	13%

Including:
Direct operating expenses	(23,191)	(22,900)	6%	6%	(1)%	0%
Selling, general and administrative expenses	(84,271)	(84,732)	22%	21%	1%	2%
Programming expenses	(158,388)	(182,630)	42%	46%	15%	17%
Stock based compensation expense	(3,621)	(2,638)	1%	1%	(27)%	(24)%
Depreciation and amortization	(10,140)	(16,823)	3%	4%	66%	68%

Operating income	$99,093	$91,579	26%	23%	(8)%	(5)%

Foreign currency gains	551	1,236			124%	127%
Interest income, net	3,623	5,571			54%	55%
Other non-operating gains	1,280	352			(73)%	(74)%

Income before income tax	$104,547	$98,738	28%	25%	(6)%	(3)%

Income tax expense	(35,496)	(35,481)			0%	2%

Consolidated net income	$69,051	$63,257	18%	16%	(8)%	(5)%

Less: Income attributable to noncontrolling interest	$(2,383)	$(3,076)			29%	31%

Net income attributable to CTC Media, Inc. stockholders	$66,668	$60,181	18%	15%	(10)%	(7)%

Revenues

        Our total operating revenues increased by 10% in US dollar terms and 13% in ruble terms when comparing the three months ended June 30, 2012 and 2013 and by 6% in US dollar terms and 8% in ruble terms when comparing the six months ended June 30, 2012 and 2013. Our advertising sales accounted for approximately 97% of total operating revenues during the three-and six-month periods under review. Our advertising sales increased by 9% in US dollar terms and 12% in ruble terms when comparing the three-month periods under review and increased by 7% in US dollar terms and 9% in ruble terms when comparing the six-month periods under review, primarily reflecting the impact of overall Russian television advertising market growth in the periods under review, partially offset by the effect of lower year-on-year target audience shares of Domashny and Peretz channels. In addition, when comparing the three-month periods under review, our advertising sales increased due to increased CTC audience share. Our sublicensing and other revenues increased by 54% in US dollar terms and 61% in ruble terms when comparing the three-month periods under review, primarily due to the timing of sublicensing sales to broadcasters in Ukraine and Russia, and decreased by 20% in US dollar terms and 17% in ruble terms when comparing the six-month periods under review, primarily due to the decrease in the amount of CTC prime time products sold in the first half of 2013. The amount of sublicensing revenues in the first half of 2013 is not indicative of the sublicensing revenues that may be expected for 2013 as a whole.

        We estimate that the total Russian television advertising market (which includes both national and regional markets) increased by approximately 11-12% in ruble terms when comparing the two periods under review, reflecting higher advertiser demand. The increase in the Russian television advertising market in the first half of 2013 might not be indicative of the market growth that can be expected for 2013 as a whole. We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended June 30,				Six months ended June 30,
	2012	2013	2012	2013	2012	2013	2012	2013
CTC (Russia)	10.2	11.6	6.5	6.9	11.5	11.4	7.2	6.8
Domashny (Russia)	3.8	3.5	2.7	2.6	3.8	3.3	2.7	2.4
Peretz (Russia)	2.9	2.3	2.1	1.9	2.8	2.4	2.1	1.9
Channel 31 (Kazakhstan)	15.6	12.6	14.7	11.7	15.0	13.0	14.1	12.0

        Our Russian channels' target audience shares were affected by overall audience fragmentation. All national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.3% in 2012 and 17.0% in the first half of 2013.

        CTC channel's average target audience share among 10 to 45 year-old viewers increased year-on-year in the second quarter of 2013 from 10.2% to 11.6% and slightly decreased from 11.5% to 11.4% when comparing the six-month periods under review, reflecting the timing effect of the launch of the channel's high-rating premieres in the second quarter of 2013 compared to the second quarter of 2012, and audience fragmentation (discussed above). Domashny channel's target audience share among 25-59 year-old female viewers decreased year-on-year in the second quarter of 2013 from 3.8% to 3.5% and from 3.8% to 3.3% when comparing the six-month periods under review. Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in the second quarter of 2013 from 2.9% to 2.3% and from 2.8% to 2.4% when comparing the six-month periods under review. The decrease in audience share of Domashny and Peretz was primarily due to increased competition from other channels and audience fragmentation (discussed above), changes in the programming grid of Domashny channel as the channel continued to focus on younger audiences and relative underperformance of certain comedy programming of Peretz in the first half of 2013. Peretz channel is continuing to develop its positioning, brand and programming grid in 2013 to be more focused on edgy and action content.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the second quarter of 2013 from 15.6% to 12.6% and from 15.0% to 13.0% when comparing the six-month periods under review, reflecting increased competition from other channels.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses increased by 13% year-on-year in US dollar terms and 16% in ruble terms when comparing the three-month periods under review, and increased by 11% year-on-year in US dollar terms and 13% in ruble terms when comparing the six-month periods under review.

        Direct operating expenses remained approximately flat when comparing the periods under review, largely reflecting the joint effect of decreased integrated sponsorship costs and increased transmission costs relating to our digital broadcasting infrastructure and increased technical penetration of Domashny and Peretz. In the three and six months ended June 30, 2013, transmission costs included digital transmission costs for CTC and Domashny pursuant to the roll-out plan for the second multiplex starting from March 2013 in the amounts of $0.3 million and $0.4 million, respectively. We estimate that we will incur approximately $6 million of such costs for 2013 as a whole (see below).

        In connection with the planned digitalization in Russia, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider, for digital transmission for our CTC and Domashny channels. In 2013, we are required to pay approximately $3 million in digital transmission fees for each channel. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually for each channel based on planned rollout deadlines, but in the transition period, these annual transmission fees are expected to be lower and are to be paid by way of installment payments as the digital multiplex rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in aggregate for all our channels. See also "—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses increased by 6% year-on-year in US dollar terms and 8% in ruble terms when comparing the three-month periods under review, which mostly related to increased advertising and promotion expenses as the result of the timing of advertising campaigns at our channels. When comparing the six-month periods under review, selling, general and administrative expenses were approximately flat.

        Stock-based compensation expenses for the three-and six-month periods ended June 30, 2013 represent expenses recognized for the new 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting. As a condition to the receipt of an award under the new 2013 Equity Incentive Plan, any employee that held an outstanding option award under our 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program. See also "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" below.

        We expect to recognize stock-based compensation expense related to our new 2013 Equity Incentive Plan of approximately $2.3 million for the remainder of 2013, $6.5 million for 2014, $7.8 million for 2015, $3.1 million for 2016 and $0.3 million for 2017.

        Programming expenses increased by 15% year-on-year in US dollar terms and 18% in ruble terms when comparing the three-month periods under review and increased by 15% year-on-year in US dollar terms and 17% in ruble terms when comparing the six-month periods under review, primarily reflecting a more expensive programming mix at CTC channel due to airing more expensive foreign content to support the channel's audience share as well as the expiration of certain licenses. In addition, programming cost growth reflected investments in the Domashny and Peretz programming grids to support the target audience share for Domashny in response to increased competition from other channels and to focus on comedy programming for Peretz.

        Depreciation and amortization expenses increased by 68% year-on-year in US dollar terms and 71% in ruble terms when comparing the three-month periods under review and increased by 66% year-on-year in US dollar terms and 68% in ruble terms when comparing the six-month periods under review. Starting from October 1, 2012, our depreciation and amortization expense includes the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Russia and Kazakhstan.

        Due to the reasons discussed above our operating income increased by 1% in US dollar terms and 4% in ruble terms to $49.4 million when comparing the three months ended June 30, 2012 and 2013 and decreased by 8% in US dollar terms and 5% in ruble terms to $91.6 million when comparing the six months ended June 30, 2012 and 2013 (2Q 2012: $49.1 million; H1 2012: $99.1 million).

        Foreign currency gains of $0.7 and $1.2 million for the three and six months ended June 30, 2013, respectively, represent the impact of ruble depreciation on our dollar-denominated deposits and gains from our forward contracts, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        Net interest income increased by 45% year-on-year in US dollar terms and 47% in ruble terms for the three-month periods under review and increased by 54% year-on-year in US dollar terms and 55% in ruble terms for the six-month periods under review, primarily reflecting the increased interest earned on our deposits.

        Income tax expense.    The effective tax rate was 34% and 36% for the three and six months ended June 30, 2012 and 2013, respectively. The increase in effective tax rate when comparing the three- and six-month periods under review was primarily due to recognition of certain foreign tax credits in the first half of 2012 that were deducted from US income tax.

2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program

        On March 4, 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the "Plan"), which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Plan provides for the grant of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Board has approved an initial round of awards to the Company's employees in the form of restricted share units to acquire up to approximately 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, and will become exercisable on a staggered basis over a period of four years from grant. Exercise is subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise. As of June 30, 2013, this condition had been met.

        In addition, on March 4, 2013 the Board of Directors approved an open market stock repurchase program, pursuant to which the Company will repurchase up to 2.5 million shares of common stock in the market for use under the Plan. As of July 31, 2013, the Company had repurchased in the market approximately 1.98 million shares of common stock for use under the Plan.

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

        Russia, like many other countries, may continue to be affected by economic instability, including a decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. Total television advertising spending in Russia and Kazakhstan has been adversely affected by recent economic instability. Although conditions have generally improved in recent periods, considerable uncertainty remains concerning economic stability globally in the medium-term. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations.

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

        Television Advertising Sales—We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all advertising broadcast on all of our channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which are made through Video International, an external sales house. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services.

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

        On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st and will be impacted by the multiplex infrastructure rollout. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in the aggregate for all of our channels.

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

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers (in 2012: 6-54 year-old viewers). CTC's technical penetration is 95.1% with its signal covering approximately 100 million people in Russia. CTC channel manages 57 owned-and-operated stations and repeater transmitters that provide 63.1% technical penetration (or 66.4% of the channel's total penetration of 95.1%) and has arrangements with independent affiliate stations that provide 32% technical penetration (or 33.6% of the channel's total penetration of 95.1%).

  •
  Domashny channel.  Domashny channel principally focuses on 25-59 year-old female viewers. Domashny's technical penetration is 88.5% with its signal covering approximately 63 million people in Russia. Domashny channel manages 49 owned-and-operated stations and repeater transmitters that provide 49.1% technical penetration for the Domashny channel (or 55.5% of its total penetration of 88.5%) and has arrangements with independent affiliate stations that provide 39.4% technical penetration (or 44.5% of its total penetration of 88.5%).

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers (in 2012: 25-59 year-old viewers). Peretz's technical penetration is 83.8% with its signal covering approximately 61 million people in Russia. Peretz channel manages 56 owned-and-operated stations and repeater transmitters that provide 54.1% technical penetration (or 64.55% of its total penetration of 83.8%) and has arrangements with independent affiliate stations that provide 29.7% technical penetration (or 35.45% of its total penetration of 83.8%).

  •
  Channel 31. Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. The Channel 31 broadcast its signal by 11 repeater transmitters and has arrangements with 12 independent affiliates and 68 local cable operators.

Comparison of Consolidated Results of Operations for the three- and six-month periods ending June 30, 2012 and 2013

        The following table presents the Company's revenues and operating income for three- and six-month periods ending June 30, 2012 and 2013 by segments:

	Three months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$134,257	$145,789	9%	12%
Domashny Channel	25,456	30,012	18%	21%
Peretz Channel	20,088	21,356	6%	9%
Channel 31	5,785	6,792	17%	20%
All Other	2,545	2,257	(11)%	(11)%
Eliminations	(547)	(191)	—	—

Total	$187,584	$206,015	10%	13%

	Six months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$276,430	$285,033	3%	5%
Domashny Channel	51,892	59,592	15%	17%
Peretz Channel	37,090	41,907	13%	15%
Channel 31	9,912	10,946	10%	13%
All Other	4,741	4,689	(1)%	(2)%
Eliminations	(1,361)	(865)	—	—

Total	$378,704	$401,302	6%	8%

	Three months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$43,651	$46,000	5%	9%
Domashny Channel	3,905	5,632	44%	48%
Peretz Channel	4,791	621	(87)%	(87)%
Channel 31	2,011	2,049	2%	2%
All Other	(5,236)	(4,907)	(6)%	(3)%

Total	$49,122	$49,395	1%	4%

	Six months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$96,712	$87,950	(9)%	(6)%
Domashny Channel	7,760	9,737	25%	28%
Peretz Channel	5,552	1,690	(70)%	(69)%
Channel 31	2,250	1,595	(29)%	(28)%
All Other	(13,181)	(9,393)	(29)%	(26)%

Total	$99,093	$91,579	(8)%	(5)%

        All Other.    All other revenues primarily represent revenues from CTC-International and digital media segments; all other operating loss primarily represents expenses of our corporate headquarters and our in-house production unit's administrative costs, the operating results of CTC-International, and digital media segments.

CTC Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$134,257	$145,789	100%	100%	9%	12%

Including:
Advertising revenues	131,564	141,042	98%	97%	7%	10%

Total operating expenses	$(90,606)	$(99,789)	67%	68%	10%	13%

Including:
Direct operating expenses	(4,501)	(4,444)	3%	3%	(1)%	0%
Selling, general and administrative expenses	(25,755)	(25,839)	19%	18%	0%	2%
Programming expenses	(58,526)	(67,219)	44%	46%	15%	18%
Depreciation and amortization	(1,824)	(2,287)	1%	2%	25%	28%

Operating income	$43,651	$46,000	33%	32%	5%	9%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$276,430	$285,033	100%	100%	3%	5%

Including:
Advertising revenues	264,862	276,652	96%	97%	4%	7%

Total operating expenses	$(179,718)	$(197,083)	65%	69%	10%	11%

Including:
Direct operating expenses	(9,389)	(8,926)	3%	3%	(5)%	(3)%
Selling, general and administrative expenses	(52,606)	(52,155)	19%	18%	(1)%	0%
Programming expenses	(113,991)	(131,381)	41%	46%	15%	17%
Depreciation and amortization	(3,732)	(4,621)	1%	2%	24%	25%

Operating income	$96,712	$87,950	35%	31%	(9)%	(6)%

Revenues

        Advertising revenues of CTC channel increased by 10% in ruble terms, when comparing the three-month periods under review, mainly due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 11% in ruble terms. The increase in audience share of 14% was partially offset by a decrease in ratings due to a 5% decrease in overall television viewership among 10-45 year-old viewers. When comparing the six-month periods under review, advertising revenues of CTC channel increased by 7% in ruble terms mainly due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 12% in ruble terms, partially offset by a decrease in ratings due to a 4% decrease in overall television viewership among 10-45 year-old viewers.

        The increase in target audience share of 14% when comparing the three-month periods under review was primarily due to the timing of the launch of the channel's high rating premiers in the second quarter of 2013 compared to the second quarter of 2012. When comparing the six-month periods under review, CTC channel's audience share was approximately flat. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Sublicensing and other revenues at CTC channel increased by 82% in ruble terms when comparing the three-month periods under review, primarily due to the timing of sublicensing sales to broadcasters in Ukraine and Russia, and decreased by 26% in ruble terms when comparing the six-month periods under review, primarily due to the decrease in the amount of CTC prime time products sold in the first half of 2013. The amount of sublicensing revenues in the first half of 2013 is not indicative of the revenues that may be expected for 2013 as a whole.

Expenses

        Total operating expenses of CTC channel increased by 13% and 11% in ruble terms when comparing the three- and six-month periods under review, respectively, of which an increase of 11 percentage points ("pp") related to an increase in programming expenses (discussed below) when comparing the two periods under review.

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues were flat at 3% when comparing the three- and six-month periods under review. In ruble terms, when comparing the three-month periods under review, direct operating expenses were approximately flat, reflecting the joint effect of a 7pp increase in transmission and maintenance costs as a result of increased maintenance costs for our new digital broadcasting facility from July 2012 and digital transmission costs for CTC in connection with the roll-out plan of the second multiplex starting from March 2013 (see "—Transition to digital broadcasting" above) and a 6pp decrease in integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship. When comparing the six-month periods under review, direct operating expenses decreased by 3%, of which a decrease of 6pp related to decreased integrated sponsorship costs, partially offset by an increase of 4pp in transmission and maintenance costs (discussed above).

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues decreased from 19% to 18% when comparing the three- and six-month periods under review, primarily due to increased channel revenues. In ruble terms, when comparing the three-month periods under review, selling general and administrative expenses increased by 2%, of which an increase of 5pp related to increased advertising and promotion expenses because of the timing of advertising campaigns as compared to the second quarter of 2012, and an increase of 3pp related to increased salaries and benefits costs due to annual raises and transfers of some employees from other segments to the CTC channel in the second half of 2012, partially offset by a decrease of 3pp in compensation payable to Video International due to the exclusion of certain services from compensation fees in 2013. When comparing the six-month periods under review, selling, general and administrative expenses were approximately flat, reflecting the joint effect of an increase of 4pp related to increases in salaries and benefits costs and a decrease of 4pp in compensation payable to Video International (discussed above).

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 44% to 46% when comparing the three-month periods under review and from 41% to 46% when comparing the six-month periods under review, mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues. In ruble terms, when comparing the three- and six-month periods under review, programming expenses increased by 18% and 17%, respectively, primarily due to airing more expensive foreign content to support channel's audience share as well as resulting from the expiration of certain licenses.

        Depreciation and amortization expenses of CTC channel increased by 28% and 25% in ruble terms when comparing the three- and six-month periods under review, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Domashny Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$25,456	$30,012	100%	100%	18%	21%

Including:
Advertising revenues	25,221	29,837	99%	99%	18%	21%

Total operating expenses	$(21,551)	$(24,380)	85%	81%	13%	16%

Including:
Direct operating expenses	(2,746)	(2,823)	11%	9%	3%	7%
Selling, general and administrative expenses	(5,746)	(6,437)	23%	21%	12%	12%
Programming expenses	(12,338)	(13,187)	48%	44%	7%	10%
Depreciation and amortization	(721)	(1,933)	3%	6%	168%	170%

Operating income	$3,905	$5,632	15%	19%	44%	48%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$51,892	$59,592	100%	100%	15%	17%

Including:
Advertising revenues	51,040	58,571	98%	98%	15%	17%

Total operating expenses	$(44,132)	$(49,855)	85%	84%	13%	15%

Including:
Direct operating expenses	(5,408)	(5,718)	10%	10%	6%	8%
Selling, general and administrative expenses	(12,165)	(12,076)	23%	20%	(1)%	0%
Programming expenses	(25,091)	(28,147)	48%	47%	12%	15%
Depreciation and amortization	(1,468)	(3,914)	3%	7%	167%	170%

Operating income	$7,760	$9,737	15%	16%	25%	28%

Revenues

        Advertising revenues of the Domashny channel increased by 21% and 17% in ruble terms when comparing the three- and six-month periods under review, respectively, principally due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 11% in ruble terms when comparing the three-month periods under review and an increase of approximately 12% in ruble terms when comparing the six-month periods under review, which was reflected in increased sellout of the channel's inventory and increased sponsorship revenues, partially offset by 8% and 13% decreases in audience share when comparing the three- and six-month periods under review, respectively, due to changes in the programming grid as the channel continued to focus on younger audiences and enhance the commercial attractiveness of its demographic profile, increased competition from other channels and audience fragmentation.

Expenses

        Total operating expenses of Domashny channel increased by 16% and 15% in ruble terms when comparing the three- and six-month periods under review, respectively, of which increases of 6pp and 8pp related to increased programming expenses (discussed below), respectively, and an increase of 6pp related to increased depreciation and amortization expenses when comparing both periods under review.

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 11% to 9% when comparing the three-month periods under review and were approximately flat at 10% when comparing the six-month periods under review, mainly due to increased channel revenues. In ruble terms, when comparing the three- and six-month periods under review, direct operating expenses increased by 7% and 8%, respectively, of which increases of 10pp and 8pp, respectively, related to an increase in transmission and maintenance costs as a result of increased maintenance costs for our new digital broadcasting facility from July 2012 and digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex starting from March 2013 (see "—Transition to digital broadcasting" above), and increases in technical penetration, partially offset by decreases of 7pp and 5pp, respectively, related to a decreased amount of integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 23% to 21% when comparing the three-month periods under review and decreased from 23% to 20% when comparing the six-month periods under review, mainly due to increased channel revenues. In ruble terms, when comparing the three-month periods under review, selling, general and administrative expenses increased by 12%, of which 15pp related to increases in advertising and promotion expenses in the second quarter of 2013 as compared to the second quarter of 2012 because of the timing of advertising campaigns. When comparing the six-month periods under review, selling, general and administrative expenses were approximately flat.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues decreased from 48% to 44% when comparing the three-month periods under review and from 48% to 47% when comparing the six-month periods under review, mainly due to increased channel revenues.When comparing the three- and six-month periods under review, programming expenses increased by 10% and 15% in ruble terms, respectively, due to more expensive Russian series and movies to support Domashny's strategy of focusing on younger female audiences.

        Depreciation and amortization expenses at Domashny channel increased by 170% in ruble terms when comparing the three- and six-month periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Peretz Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$20,088	$21,356	100%	100%	6%	9%

Including:
Advertising revenues	20,028	20,781	100%	97%	4%	6%

Total operating expenses	$(15,297)	$(20,735)	76%	97%	36%	38%

Including:
Direct operating expenses	(2,574)	(2,871)	13%	13%	12%	14%
Selling, general and administrative expenses	(4,573)	(6,687)	23%	31%	46%	48%
Programming expenses	(6,231)	(8,215)	31%	38%	32%	35%
Depreciation and amortization	(1,919)	(2,962)	10%	14%	54%	57%

Operating income	$4,791	$621	24%	3%	(87)%	(87)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$37,090	$41,907	100%	100%	13%	15%

Including:
Advertising revenues	36,890	41,232	99%	98%	12%	14%

Total operating expenses	$(31,538)	$(40,217)	85%	96%	28%	29%

Including:
Direct operating expenses	(5,343)	(5,956)	14%	14%	11%	13%
Selling, general and administrative expenses	(8,733)	(11,033)	24%	26%	26%	28%
Programming expenses	(13,561)	(17,193)	37%	41%	27%	29%
Depreciation and amortization	(3,901)	(6,035)	11%	14%	55%	57%

Operating income	$5,552	$1,690	15%	4%	(70)%	(69)%

Revenues

        Advertising revenues of the Peretz channel increased by 6% and 14% in ruble terms when comparing the three- and six-month periods under review, respectively, principally due to overall increases in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 11% in ruble terms when comparing the three-month periods under review and an increase of approximately 12% in ruble terms when comparing the six-month periods under review, which was reflected in increased sellout of inventory and increased sponsorship revenues, partially offset by 21% and 14% decreases in audience share when comparing the three- and six-month periods under review, respectively, reflecting relative underperformance of certain comedy programming in the first half of 2013 and increased competition from other channels and audience fragmentation. Peretz channel is continuing to develop its positioning, brand and programming grid in 2013 to be more focused on edgy and action programming.

Expenses

        Total operating expenses of the Peretz channel increased by 38% and 29% in ruble terms when comparing the three- and six-month periods under review, respectively, of which increases of 14pp and 12pp, respectively, related to increased programming expenses (discussed below), increases of 14pp and 8pp, respectively, related to increased selling, general and administrative expenses primarily due to increased advertising and promotion and an increase of 7pp related to increased depreciation and amortization expenses (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues were flat at 13% and 14% when comparing the three- and six-month periods under review, respectively. In ruble terms, when comparing the three-and six-month periods under review, direct operating expenses increased by 14% and 13%, respectively, of which an increase of 12pp related to increased transmission and maintenance costs due to annual raises, increased maintenance costs related to our new digital broadcasting complex from July 2012 and increases in technical penetration.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 23% to 31% when comparing the three-month periods under review and from 24% to 26% when comparing the six-month periods under review, primarily due to increased advertising and promotion expenses. In ruble terms, when comparing the three-month periods under review selling, general and administrative expenses increased by 48%, of which an increase of 52pp related to increased advertising and promotion expenses due to the launch of large-scale advertising campaigns in the second quarter of 2013 to support comedy programming at Peretz channel. When comparing the six-month periods under review, selling, general and administrative expenses increased by 28%, of which an increase of 28pp related to increased advertising and promotion expenses due to the timing of advertising campaigns.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 31% to 38% when comparing the three-month periods under review and increased from 37% to 41% when comparing the six-month periods under review, mainly due to increased costs for locally produced content (discussed below). In ruble terms, when comparing the three- and six-month periods under review, programming expenses increased by 35% and 29%, respectively, primarily due to an increase in the volume of locally produced sketchcoms to support the Peretz channel's focus on comedy programming and, to a lesser extent, due to an increased cost of Russian and foreign movies in response to increased competitors from other channels.

        Depreciation and amortization expenses of Peretz channel increased by 57% in ruble terms when comparing the three- and six-month periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Channel 31

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD
Total operating revenues	$5,785	$6,792	100%	100%	17%

Including:
Advertising revenues	5,696	6,743	98%	99%	18%

Total operating expenses	$(3,774)	$(4,743)	65%	70%	26%

Including:
Direct operating expenses	(339)	(322)	6%	5%	(5)%
Selling, general and administrative expenses	(932)	(1,019)	16%	15%	9%
Programming expenses	(2,416)	(2,662)	42%	39%	10%
Depreciation and amortization	(87)	(740)	2%	11%	751%

Operating income	$2,011	$2,049	35%	30%	2%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD
Total operating revenues	$9,912	$10,946	100%	100%	10%

Including:
Advertising revenues	9,635	10,883	97%	99%	13%

Total operating expenses	$(7,662)	$(9,351)	77%	85%	22%

Including:
Direct operating expenses	(703)	(591)	7%	5%	(16)%
Selling, general and administrative expenses	(1,564)	(1,858)	16%	17%	19%
Programming expenses	(5,215)	(5,425)	53%	50%	4%
Depreciation and amortization	(180)	(1,477)	2%	13%	721%

Operating income	$2,250	$1,595	23%	15%	(29)%

Revenues

        Advertising revenues of Channel 31 increased by 18% and 13% in US dollar terms when comparing the three- and six-month periods ended June 30, 2012 and 2013, respectively, principally due to increased sellout and an increase in regional revenues, resulting from estimated overall television advertising market growth in Kazakhstan of 12% and 15%, respectively, partially offset by 19% and 13% decreases in target audience share when comparing the three- and six-month periods under review, respectively, reflecting increased competition from other channels.

Expenses

        Total operating expenses of Channel 31 increased by 26% and 22% in US dollar terms when comparing the three- and six-month periods under review, respectively, of which an increase of 17pp related to increased depreciation and amortization expenses when comparing the two periods under review, an increase of 7pp related to an increase in programming expense (discussed below) when comparing the three-month periods under review and an increase of 4pp related to increased selling, general and administrative expenses (discussed below) when comparing the six-month periods under review.

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 6% to 5% when comparing the three-month periods under review and from 7% to 5% when comparing the six-month periods under review, primarily due to decreased transmission costs and decreases in salaries and benefits costs (discussed below). In US dollar terms, when comparing the three-and six- month periods under review direct operating expenses decreased by 5% and 16%, respectively, of which 7pp and 8pp, respectively, related to a timing decrease in salaries and benefits costs. In addition, when comparing the six-month periods under review, 9pp of decrease related to decreased transmission costs as a result of a Kazakh law which provides 'must carry' obligations for cable and satellite operators for selected channels in connection with the anticipated digitalization.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, decreased from 16% to 15% when comparing the three-month periods under review, primarily due to increased channel revenues, and increased from 16% to 17% when comparing the six-month periods under review. In US dollar terms, when comparing the three-and six- month periods under review selling, general and administrative expenses increased by 9% and 19%, respectively, of which increases of 7pp and 8 pp, respectively, related to increased salaries and benefits costs as the result of annual raises. In addition, when comparing the six-month periods under review, an increase of 6pp related to increased advertising and promotion expenses due to the higher number of premiers broadcasted in the first half of 2013.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 42% to 39% when comparing the three-month periods under review and from 53% to 50% when comparing the six-month periods under review, primarily due to increased channel revenues. In US dollar terms, when comparing the three- and six-month periods under review, programming expenses increased by 10% and 4%, respectively, primarily reflecting the increased cost of locally produced programming and increased cost and volume of foreign content in response to increased competition.

        Depreciation and amortization expenses at Channel 31 increased by 751% and 721% in US dollar terms when comparing the three- and six-month periods under review, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Kazakhstan.

All Other

	Three months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD
Total operating revenues	$2,545	$2,257	(11)%

Total operating expenses	$(7,781)	$(7,164)	(8)%

Selling, general and administrative expenses	(4,898)	(4,131)	(16)%
Stock based compensation expenses	(710)	(1,300)	83%
Other expenses	(2,173)	(1,733)	(20)%

Operating loss	$(5,236)	$(4,907)	(6)%

	Six months ended June 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD
Total operating revenues	$4,741	$4,689	(1)%

Total operating expenses	$(17,922)	$(14,082)	(21)%

Selling, general and administrative expenses	(10,142)	(8,064)	(20)%
Stock based compensation expenses	(3,621)	(2,638)	(27)%
Other expenses	(4,159)	(3,380)	(19)%

Operating loss	$(13,181)	$(9,393)	(29)%

        When comparing the three-month periods ended June 30, 2012 and 2013, operating revenues from CTC-International amounted to $0.9 and $1 million, respectively, and operating revenues from our digital media business amounted to $0.7 and $0.9 million, respectively. When comparing the six-month periods ended June 30, 2012 and 2013, operating revenues from CTC-International amounted to $1.8 and $2.1 million, respectively, and operating revenues from our digital media business amounted to $1.4 and $2.0 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters and digital media segment. Decreases in selling, general and administrative expenses of $0.8 and $2.1 million, respectively, when comparing the three- and six-month periods under review were primarily due to decreases in selling, general and administrative expenses in our corporate headquarters of $0.7 and $1.4 million, reflecting decreased salaries and benefits costs due to the transfer of some employees from corporate headquarters to the CTC channel in the second half of 2012.

        Our stock-based compensation expenses for the three-and six-month periods ended June 30, 2013 represent expenses recognized for the new 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting. As a condition to the receipt of an award under the Plan, any employee that held an outstanding option award under the Company's 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remains unaffected by the new program. See "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" above.

        We expect to recognize stock-based compensation expense related to our new 2013 Equity Incentive Plans of approximately $2.3 million for the remainder of 2013, $6.5 million for 2014, $7.8 million for 2015, $3.1 million for 2016 and $0.3 million for 2017.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of June 30, 2013 Compared to December 31, 2012

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $30.5 to $37.4 million from December 31, 2012 to June 30, 2013, mainly due to seasonally low balances of receivables from advertising at December 31.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2012 to June 30, 2013 of $11 million was primarily due to a decrease in foreign content, which was actively used at CTC channel in the first half of 2013 to support channel's audience share as well as a result of expiration of certain licenses.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2012 to June 30, 2013 by $18.1 million and $12.7 million, respectively, primarily due to the effect of the depreciation of the Russian ruble against the US dollar, and commencement of amortization of our broadcasting licenses from October 2012. See also our 2012 Annual Report "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

  Taxes payable

        Our taxes payable decreased from $37.5 million to $22.4 million from December 31, 2012 to June 30, 2013, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2012 compared with the second quarter of 2013.

Liquidity and Capital Resources

        Our sources of capital are mostly represented by cash flows from operations. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, capital expenditures and programming commitments, income tax obligations, and anticipated dividends to our shareholders. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at risk of default by our counterparties.

        As of June 30, 2013, we had $24.6 million in cash and cash equivalents, of which approximately 41% was held in US dollar-denominated accounts. In addition, as of June 30, 2013, we had $139.0 million in deposits with maturities ranging from three to eleven months, of which approximately 7% was held in US dollar-denominated accounts. In July 2012, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $31 million. In May 2013, we renewed the overdraft agreement with Alfa Bank on the same terms. As of June 30, 2013, we had an overdraft position of $17.3 million that is presented in current liability on our balance sheet.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2012	2013
	(in thousands)
Net cash provided by operating activities:	$61,929	$48,887
Net cash provided by/(used in) investing activities:	9,095	(17,362)
Net cash used in financing activities:	(57,101)	(59,695)

        Cash flows from operating activities decreased by $13.0 million as a result of the net effect of increased advertising sales offset by higher cash spend on acquisition of programming. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $364.1 and $389.6 million, respectively, for the six-month periods ended June 30, 2012 and 2013. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $173.5 million and $196.2 million for the six-month periods under review, respectively. The increase in cash paid for programming rights was primarily due to investments in Russian-produced and foreign content that will be used in 2013 and thereafter. Programming expenses amounted to $158.4 million and $182.6 million for the six-month periods ended June 30, 2012 and 2013, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the six-month period ended June 30, 2012, our cash provided by investing activities primarily represented cash received from deposits in the amount of $17.6 million. In addition, in the first half of 2012, we spent $5.8 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities and $2.7 million related to the acquisitions of new broadcasting stations. In the six-month period ended June 30, 2013, our cash used in investing activities primarily represented investments in cash deposits of $15.4 million and cash paid for capital expenditures of $1.9 million.

        Cash used in financing activities includes net proceeds from or settlement of overdraft, exercises of stock options, repurchases of the Company's common stock and payments of dividends. In the six-month period ended June 30, 2012, cash used in financing activities includes payment of dividends in the amount of $41.1 million to our stockholders, $3.1 million in dividends to minority shareholders of our owned-and-operated stations and net settlement of $17.5 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options by a former CEO. In the six-month period ended June 30, 2013, our cash used in financing activities includes payments of dividends in the amount of $48.9 million to our stockholders, $3.2 million in dividends paid to minority shareholders, repurchases of the Company's common stock of $16.0 million, partially offset by net proceeds from bank overdraft and loans of $8 million.

        On August 2, 2013, our Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total. The record date is September 2, 2013 and the payment date is on or about September 27, 2013. Although it is the Board's current intention to declare and pay further dividends in 2013, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of June 30, 2013:

	Total	Through 2013	2014	2015	2016	2017
	(in thousands)
Acquisition of programming rights	$254,425	$132,720	$80,190	$28,285	$13,230	$—
Transmission and satellite fees	82,618	11,286	21,654	19,219	17,790	12,669
Leasehold obligations	34,556	3,504	7,317	7,663	7,894	8,178
Network affiliation agreements	8,025	1,500	2,944	2,264	1,036	281
Acquisition of format rights	1,186	1,186	—	—	—	—
Cable connections	2,989	854	1,708	427	—	—
Payments for intellectual rights	13,197	1,382	2,924	3,085	3,245	2,561
Other contractual obligations	14,968	1,867	3,322	3,455	3,090	3,234

Total(1)	$411,964	$154,299	$120,059	$64,398	$46,285	$26,923

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider. In 2013, we expect to incur transmission fees pursuant to this agreement of approximately $3 million for each of our CTC and Domashny channels. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year and will be impacted by the multiplex infrastructure roll-out. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout, but in the transition period, these transmission fees are expected to be lower and are to be paid by way of installment payments as the rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in the aggregate for all of our channels. In addition, governmental authorities have announced plans to introduce a third multiplex and indicated that the tender for participation in the third multiplex will be held by the end of 2013. Currently, the terms for participation in the third multiplex have not been indicated.

        Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. See also "—Key Factors Affecting Our Results of Operations", and "Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and may incur further impairment charges in connection with this transition".

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

        Goodwill—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends. For a discussion of our methodology and major assumptions regarding our impairment test refer to our 2012 Annual Report on Form 10-K.

        The planned transition to digital broadcasting could impact our assumptions used in economic models and our assessment of the fair value of our reporting units. In December 2012, our CTC and

Domashny channels were selected in a public tender for inclusion in the second digital multiplex; our Peretz channel was not selected. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and the necessary investments for digital migration may not be fully monetized".

        As of June 30, 2013, we estimated that the fair values of CTC, Domashny and Peretz reporting units exceeded their carrying values by more than 10%. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on the distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. Depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of June 30, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51 million, $26 million and $58 million, respectively.

        Also, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        In addition, the fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our channels for broadcast. If the in-house production unit is not successful in developing and producing appropriate levels of quality programming for our channels, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or revision of our current business model may result in downward revisions of the production unit's long-term cash flow projections and may then require us to record an impairment of our goodwill. As of June 30, 2013, the carrying value of production unit goodwill was approximately $30 million. We believe that control and ownership of content is becoming increasingly important. As a result, we continue to support further development of in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality of content.

        We consider all current information in determining the need for or calculating the amount of any impairment charges; however, future changes in events or circumstances could result in decreases in the fair values of our intangible assets and goodwill.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2013, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $34.6 million and $19.3 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of July 31, 2013 was RUR 32.89 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the first half of 2013, we entered into foreign exchange forward contracts for approximately $97 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. In 2012 and the first half of 2013, the target audience share of the CTC channel was below the anticipated audience share and below the audience share for 2011 and 2010, due to increased competition from other television channels and the relative underperformance of series launched during primetime.

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

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel that will be selected by regional government authorities and a new Russian public channel), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor)announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates set by RTRS.

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

        In July 2013, the Russian parliament adopted a new law amending the law on advertising as well as the Administrative Code in respect of advertising biologically active additives (BAA) and imposing sanctions for inappropriate advertising thereof. According to these amendments, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. These amendments have not been signed by the President of Russia yet, but we anticipate that they will be signed in the near future and will come into force within 90 days after they are signed by the President and officially published. We do not expect that these amendments will affect our business significantly, since we have editorial control over commercials we broadcast, but we can not be sure that we will not receive any claims in the future, since there is no legal practice in implementing these amendments and there are no court interpretations of them.

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

        At the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to changes to the relative weighting of the cities in the panel, the size of which increased to 76 cities starting January 1, 2013. Furthermore, in 2013 TNS expanded the "establishment survey" from 121 cities to all cities with more than 100,000 residents (164 cities in total). According to preliminary estimates such change did not lead to any significant changes in the weighting system and have any impact on our estimated ratings.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. The Company's management, in consultation with the BOD, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment. The Company's management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). Any decrease in cash flow projections could adversely impact the fair value of its reporting units and related goodwill or intangible assets, and the Company would then record impairment charges.

        Also, the fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume of in-house programming that is expected to be produced and sold to our channels for broadcast. If the in-house production unit is not successful in developing and producing appropriate levels of quality programming for our channels, we may be required to lower our estimates of future production by this unit. A significant decline in original programming compared with planned volumes, or revision of its current business model may result in downward revisions of the Company's long-term projections and may then require the Company to record an impairment of its goodwill. As of June 30, 2013, the carrying value of production unit goodwill was approximately $30 million.

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

        The ruble has experienced significant fluctuations against the dollar in recent years. Although the Russian ruble appreciated against the US dollar by 6% during 2012, the average exchange rate of the ruble against the US dollar was 6% lower in 2012 than in 2011. In the three months ended June 30, 2013, the Russian ruble depreciated against the US dollar by 5%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2012. In the six months ended June 30, 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 1% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2012. Should the Russian ruble significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we failed to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of June 30, 2013, was approximately $8 million.

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

        In May 2013 a new Russian public channel started broadcasting. This channel will be freely available alongside Channel One, Rossiya, NTV and others when digital broadcasting commences. Since this channel broadcasts mainly news, documentary films and talk shows on significant public topics and is not focused on entertainment, we do not expect it to have any significant impact on our audience shares and ratings, although we cannot guarantee that it will not result in a decline in our audience shares and ratings in the future if it focuses more on entertainment programming.

        In addition to competing with larger free-to-air broadcasters, we compete with multiple niche free-to-air and non-free-to-air channels. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.3% in 2012 and 17.0% in the first half of 2013.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2013 we had contractual commitments for the acquisition of approximately $132.7 million in programming rights through 2013 and $80.2 million in 2014. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (a "parent") is capable of determining decisions made by another (an "effected subsidiary"). The effected parent bears joint and several responsibility for transactions concluded by the effected subsidiary in carrying out these decisions in certain circumstances.

        In addition, a parent is secondarily liable for an effected subsidiary's debts if an effected subsidiary becomes insolvent or bankrupt as a result of the action or inaction of a parent. This is the case no matter how the parent's capability to determine decisions of the effected subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effected subsidiary may claim compensation for the effected subsidiary's losses from the parent that caused the effected subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in CTC Media's position as a parent, it could be liable in some cases for the debts of its effected subsidiaries. Although the total indebtedness of CTC Media's effected subsidiaries is currently immaterial, it is possible that CTC Media could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

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

        Under Russian accounting and tax principles, financial statements of our Russian companies are not consolidated for tax purposes. As a result, each Russian- registered entity in our group pays its own Russian taxes and we cannot offset the profits or losses in any single entity against the profits and losses of any other entity. Consequently, our overall effective tax rate may increase as we expand our operations, unless we are able to maintain an effective corporate structure that minimizes the effect of these Russian accounting and tax norms.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of June 30, 2013, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of June 30, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV Nikolay Surikov Chief Financial Officer Date: August 6, 2013

CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: August 6, 2013

EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.1		Employment Agreement dated as of July 31, 2013 between CTC Media, Inc. and Yuliana Slashcheva	Filed herewith
10.2		Separation Agreement and Release dated as of July 29, 2013 between CTC Media, Inc. and Boris Podolsky	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
submitted electronically herewith.