Form 10-Q
period 2013-09-30
CTC Media, Inc.
filed 2013-11-07
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

        As of November 1, 2013, there were outstanding 155,710,719 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2012	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$55,181	$27,774
Short-term investments (Note 4)	131,449	99,169
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2012—$1,136; September 30, 2013—$1,223)	30,549	40,549
Taxes reclaimable	29,855	35,184
Prepayments	68,078	60,960
Programming rights, net (Note 5)	153,076	153,557
Deferred tax assets	31,355	30,530
Other current assets	1,860	2,797

TOTAL CURRENT ASSETS	501,403	450,520

PROPERTY AND EQUIPMENT, net	47,201	38,455
INTANGIBLE ASSETS, net:
Broadcasting licenses	82,276	64,668
Cable network connections	25,616	21,836
Trade names	5,708	5,372
Other intangible assets	5,739	4,958

Net intangible assets	119,339	96,834
GOODWILL	177,950	167,105
PROGRAMMING RIGHTS, net (Note 5)	102,216	120,427
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,743	5,729
PREPAYMENTS	11,522	26,601
DEFERRED TAX ASSETS	20,200	19,392

TOTAL ASSETS	$985,574	$925,063

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft and loans (Note 4)	13,181	7,843
Accounts payable	80,871	92,926
Accrued liabilities	23,445	24,677
Taxes payable	37,524	11,071
Deferred revenue	9,048	7,116
Deferred tax liabilities	39,021	45,500

TOTAL CURRENT LIABILITIES	203,090	189,133

DEFERRED TAX LIABILITIES	19,558	14,855
COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS' EQUITY (Note 7):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued: December 31, 2012—158,160,719; September 30, 2013—158,210,719)	1,582	1,582
Additional paid-in capital	491,925	495,251
Retained earnings	333,003	365,985
Accumulated other comprehensive loss	(68,187)	(116,007)
Less: Common stock held in treasury, at cost (September 30, 2013—2,500,000 shares)	—	(29,727)
Non-controlling interest	4,603	3,991

TOTAL STOCKHOLDERS' EQUITY	762,926	721,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,574	$925,063

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
REVENUES:
Advertising	$157,480	$166,891	$521,542	$556,477
Sublicensing and own production revenue	3,348	2,972	15,638	11,982
Other revenue	1,181	1,221	3,533	3,927

Total operating revenues	162,009	171,084	540,713	572,386

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $4,215 and $7,066 for the three months and $12,424 and $21,860 for the nine months ended September 30, 2012 and 2013, respectively; and exclusive of stock-based compensation of $458 and $(26) for the three months and $1,270 and $1,417 for the nine months ended September 30, 2012 and 2013, respectively)	(10,220)	(10,682)	(33,411)	(33,582)
Selling, general and administrative (exclusive of depreciation and amortization of $696 and $1,084 for the three months and $2,627 and $3,113 for the nine months ended September 30, 2012 and 2013, respectively; and exclusive of stock-based compensation of $1,273 and $545 for the three months and $4,082 and $1,740 for the nine months ended September 30, 2012 and 2013, respectively)	(40,589)	(37,808)	(124,860)	(122,540)
Stock-based compensation expense	(1,731)	(519)	(5,352)	(3,157)
Programming expenses	(66,103)	(69,738)	(224,491)	(252,368)
Depreciation and amortization	(4,911)	(8,150)	(15,051)	(24,973)
Impairment loss (Note 6)	(82,503)	—	(82,503)	—

Total operating expenses	(206,057)	(126,897)	(485,668)	(436,620)

OPERATING INCOME/(LOSS)	(44,048)	44,187	55,045	135,766
FOREIGN CURRENCY GAINS (LOSSES)	1,115	(49)	1,666	1,187
INTEREST INCOME	1,790	2,233	5,778	8,203
INTEREST EXPENSE	(231)	(178)	(596)	(577)
OTHER NON-OPERATING INCOME (LOSS), net	370	(271)	1,216	(374)
EQUITY IN INCOME OF INVESTEE COMPANIES	223	385	657	840

Income (loss) before income tax	(40,781)	46,307	63,766	145,045

INCOME TAX (EXPENSE)/ BENEFIT (Note 9)	2,000	1,785	(33,496)	(33,696)

CONSOLIDATED NET INCOME (LOSS)	$(38,781)	$48,092	$30,270	$111,349

LESS: (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	$301	$(1,437)	$(2,082)	$(4,513)

NET INCOME (LOSS) ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$(38,480)	$46,655	$28,188	$106,836

Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$(0.24)	$0.30	$0.18	$0.68

Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$(0.24)	$0.30	$0.18	$0.68

Weighted average common shares outstanding—basic	158,160,719	155,986,822	157,939,820	157,286,789

Weighted average common shares outstanding—diluted	158,160,719	156,099,208	158,295,732	157,339,072

Dividends declared per share	$0.13	$0.16	$0.39	$0.47

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Net Income (Loss)	$(38,781)	$48,092	$30,270	$111,349
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	43,647	8,563	26,860	(47,922)

Other Comprehensive Income (Loss)	43,647	8,563	26,860	(47,922)

Comprehensive Income	$4,866	$56,655	$57,130	$63,427

Less: Comprehensive (Income) Loss attributable to non-controlling interest	214	(1,463)	(2,203)	(4,411)

Comprehensive Income attributable to CTC Media, Inc. stockholders	$5,080	$55,192	$54,927	$59,016

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$30,270	$111,349
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(11,354)	1,378
Depreciation and amortization	15,051	24,973
Programming expenses	224,491	252,368
Stock based compensation expense	5,352	3,157
Equity in income of unconsolidated investees	(657)	(840)
Foreign currency gains	(1,666)	(1,187)
Impairment loss	82,503	—
Changes in operating assets and liabilities:
Trade accounts receivable	(13,024)	(7,903)
Prepayments	(3,594)	957
Other assets	(11,270)	(5,819)
Accounts payable and accrued liabilities	14,150	(4,513)
Deferred revenue	5,994	(914)
Other liabilities	(7,600)	(26,721)
Dividends received from equity investees	485	707
Acquisition of programming and sublicensing rights	(272,158)	(282,487)

Net cash provided by operating activities	56,973	64,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(9,437)	(3,548)
Acquisitions of businesses, net of cash acquired	(2,683)	(461)
Receipts from deposits, net	39,014	26,219

Net cash provided by investing activities	26,894	22,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(29,727)
Proceeds from exercise of stock options	4,615	454
Settlements of overdraft and loans, net	(10,756)	(3,587)
Dividends paid to stockholders	(61,683)	(73,854)
Dividends paid to non-controlling interest	(4,195)	(4,795)

Net cash used in financing activities	(72,019)	(111,509)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(178)	(2,613)
Net increase/(decrease) in cash and cash equivalents	11,670	(27,407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,331	55,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,001	$27,774

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and board of directors ("BOD") evaluate and manage performance of the Group and make operating decisions based primarily on its three Russia-based television channels (CTC, Domashny, and Peretz) and Channel 31 in Kazakhstan. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its networks' advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. Each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit. For financial reporting purposes the Company's other less significant operating segments are included along with the Company's headquarters' operations in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2013. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of September 30, 2013, the Channel 31 Group had assets (excluding intercompany assets) totaling $24,929 and liabilities (excluding intercompany liabilities) totaling $11,601. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $544 and $1,177 for the three and nine months ended September 30, 2013, respectively.

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

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to Company's interpretation of current tax laws; in particular, in determination of foreign tax credits; determination of valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has, and continues, to make reasonable judgments in determining its tax filing positions in each jurisdiction it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. See also Note 9, Income tax.

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

        The Company's own sales house serves as the exclusive advertising sales agent for almost all advertising broadcast on all of its channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to several local clients of regional stations, which are made through Video International. The Company recognizes its Russian

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Advertising sales to local clients of regional stations under the Company's agency agreements with Video International are recognized net of agency commissions. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from the licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

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

          Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models utilizing management's estimates of market participant assumptions.

        Assets (Liabilities) Measured at Fair Value on a Recurring Basis—The fair values of the Company's derivative assets of $425 and derivative liabilities of $269 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

month to one year in duration. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2012 and September 30, 2013, respectively. There were no transfers between categories during the periods presented.

        Assets Measured at Fair Value on a Nonrecurring Basis—For the three- and nine-month periods ended September 30, 2012, as a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to definite and recognized impairments of its broadcast licenses, measuring the impacted licenses at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Revisions of the Company's broadcasting licenses from indefinite to finite useful lives (see Note 6) resulted in broadcasting licenses with carrying amounts totaling $167,069 being written down to their estimated fair values totaling $84,566, resulting in impairment charges of $82,503 which were included in earnings for the periods. The licenses were valued using an income approach based on discounted cash flow models and involving assumptions that the Company believes a hypothetical marketplace participant would use in estimating fair value on the measurement date. See the Annual Report on Form 10-K filed with the SEC on March 6, 2013—"Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss" and Note 6, Impairment loss.

  Goodwill Impairment Test

        The Company assesses the carrying value of its goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of the Company's shares and negative market conditions or economic trends. For a discussion of the methodology and major assumptions regarding the Company's impairment test refer to the Annual Report on Form 10-K filed with the SEC on March 6, 2013. See also Note 6, Impairment loss.

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

        Significant judgment is required to determine when income tax provisions should be recorded and, when facts and circumstances change, when such provisions should be released. Although the Company believes that its judgments and estimates are reasonable, actual results could differ, and the Company may be exposed to tax provisions that could be material. The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. In the third quarter of 2013, the Company substantially completed an assessment, with the assistance of a US tax advisor, of the application of certain US tax law provisions and changed its interpretation of certain positions taken in its historical US income tax filings. As a result, the Company changed its assessment of the determination of earnings and profits (E&P) from its foreign businesses used to determine the availability of foreign tax credits (FTCs) to offset US taxes otherwise payable. See also Note 9, Income tax.

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

        In July 2013, the FASB issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company is currently evaluating the impact of this guidance on its condensed consolidated balance sheet or results of operations, which is effective prospectively for reporting periods beginning after December 15, 2013.

3. NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income (loss) per common share computation because their effect was antidilutive was 3,789,106 and 2,544,140 for the three months ended September 30, 2012 and 2013, respectively, and 3,789,106 and 2,547,890 for the nine months ended September 30, 2012 and 2013, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME (LOSS) PER SHARE (Continued)

        The components of basic and diluted net income (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Net income (loss) attributable to CTC Media, Inc. stockholders	$(38,480)	$46,655	$28,188	$106,836

Weighted average common shares outstanding—basic
Common stock	158,160,719	155,986,822	157,939,820	157,286,789
Dilutive effect of:
Stock-based awards	—	112,386	355,912	52,283

Weighted average common shares outstanding—diluted	158,160,719	156,099,208	158,295,732	157,339,072
Net income (loss) per share attributable to CTC Media, Inc. stockholders:
Basic	$(0.24)	$0.30	$0.18	$0.68
Diluted	$(0.24)	$0.30	$0.18	$0.68

        The numerator used to calculate diluted net income (loss) per common share for the three and nine months ended September 30, 2012 and 2013 was net income (loss) attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2012	September 30, 2013
Cash and cash equivalents:
Russian ruble bank accounts	$23,519	$23,896
US dollar bank accounts	31,021	2,698
Other	641	1,180

Total cash and cash equivalents	$55,181	$27,774

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT (Continued)

	December 31, 2012		September 30, 2013
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	7.65% - 9.25%	$131,449	6.5% - 8.75%	$89,169
US dollar-denominated deposits		—	3.35% - 3.52%	10,000

Total short-term investments		$131,449		$99,169

        Bank overdraft—In July 2012, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $31,000. In May 2013, the Company renewed the overdraft agreement with Alfa Bank on the same terms. As of December 31, 2012 and September 30, 2013, the Company had an overdraft position of $13,181 and $4,270, respectively, which are presented as current liabilities on the Company's balance sheets.

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2012 and September 30, 2013 comprise the following:

	December 31, 2012	September 30, 2013
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$150,734	$164,891
Accumulated amortization	(144,830)	(157,539)

Released, net book value	5,904	7,352

Completed and not released	6,796	7,540
In production	1,399	3,819

Total	14,099	18,711

Acquired rights:
Historical cost	707,428	767,438
Accumulated amortization	(466,235)	(512,165)

Net book value	241,193	255,273

Total programming rights	$255,292	$273,984

Current portion	$153,076	$153,557

Non-current portion	$102,216	$120,427

        The Company expects to amortize approximately $18,711 of internally produced TV programming during the twelve months ending September 30, 2014.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. IMPAIRMENT LOSS

  Impairment reviews during 2012

        As of September 30, 2012, the Company's impairment loss related to analog broadcasting licenses reflecting the reassessment of their useful lives from indefinite to finite as a result of developments in the transition to digital broadcasting.

        Following the government's launch of a first digital multiplex in 2011, on October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second digital multiplex. The announced terms did not contemplate a process for the legal and economic conversion of analog licenses to digital licenses. Governmental authorities have also announced that the existing analog broadcasting system will be switched off following the rollout period, and indicated regional deadlines ranging from 2014 to 2017.

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

        See also the Annual Report on Form 10-K filed with the SEC on March 6, 2013—"Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss" and "—Fair value measurements".

Impairment reviews during 2013

        The planned transition to digital broadcasting could impact the Company's assumptions used in its economic models and its assessment of the fair value of its reporting units. In December 2012, CTC

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. IMPAIRMENT LOSS (Continued)

and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; Peretz channel was not selected.

        As of September 30, 2013, the Company estimated that the fair values of CTC, Domashny and Peretz reporting units exceeded their carrying values by more than 10%. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly the Company may be unable to secure or maintain carriage of its signal over cable in certain regions, or at transmission rates that are consistent with its historical experience. As a result, there can be no assurance that the Company will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of the Peretz signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill. As of September 30, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51.5 million, $26.3 million and $58.9 million, respectively.

        Also, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income.

        In addition, the fair value of the goodwill attributable to the Company's production operating unit is highly sensitive to the volume and quality of in-house programming that is expected to be produced and sold to the Company's channels for broadcast. Although the Company encourages its channels to obtain content from its in-house production unit, the channels are not required to acquire any minimum amount of programming from the in-house unit, and may choose to commission programming from third parties. As a result, the in-house production unit must compete against other sources of programming, including on price and quality. The competition is intense in Russia for talented creative people. The Company continues to support the further development of in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality content. Management, in consultation with the Board of Directors, is in the process of reviewing the current economic model for its production unit, as management believes that control and ownership of content is becoming increasingly important. Changes in the economic model for in-house production may result in downward revisions of the long-term cash flow projections of the in-house production unit in response to increased competition, as a result of which the Company may be required to record an impairment of production unit goodwill by the end of 2013. As of September 30, 2013, the carrying value of production unit goodwill was approximately $30.2 million.

        The Company considers all current information when determining the need for, or calculating the amount of, any impairment charges. However, future changes in events or circumstances could result in decreases in the fair values of its intangible assets and goodwill.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. STOCKHOLDERS' EQUITY

Stock repurchase program

        On March 4, 2013, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company was authorized to repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2013 Equity Incentive Plan (the "Plan"). During the nine months ended September 30, 2013, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.9 per share for a total of $29,727. Treasury stock is accounted for under the cost method.

        As of December 31, 2012, and September 30, 2013 the Company's issued and outstanding share capital was as follows:

Type	December 31, 2012	September 30, 2013
Common stock issued	158,160,719	158,210,719
Less: Common stock held in treasury	—	(2,500,000)

Common stock outstanding	158,160,719	155,710,719

Dividends

        In 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 8, 2013
April 30, 2013	$0.16	$25,216	June 3, 2013	June 26, 2013
August 2, 2013	$0.16	$24,914	September 2, 2013	September 26, 2013

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2012 and 2013:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2011	$697,208	$693,972	$3,236
Net income	30,270	28,188	2,082
Other comprehensive income	26,860	26,739	121

Comprehensive income	$57,130	$54,927	$2,203

Share capital	9	9	—
Additional paid-in capital	8,850	8,850	—
Dividends declared	(65,878)	(61,683)	(4,195)

Stockholders' equity, September 30, 2012	$697,319	$696,075	$1,244

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2012	$762,926	$758,323	$4,603
Net income	111,349	106,836	4,513
Other comprehensive loss	(47,922)	(47,820)	(102)

Comprehensive income	$63,427	$59,016	$4,411

Additional paid-in capital	3,326	3,326
Less: Common stock held in treasury	(29,727)	(29,727)	—
Dividends declared	(78,877)	(73,854)	(5,023)

Stockholders' equity, September 30, 2013	$721,075	$717,084	$3,991

8. STOCK-BASED COMPENSATION

        On March 4, 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan, which was approved by the Company's stockholders on April 30, 2013 at the 2013 Annual Meeting of Stockholders. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of the Board has approved an initial round of awards to the Company's employees in the form of restricted stock units ("RSUs") to acquire up to 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions and will become exercisable on a staggered basis over a period of four years from grant. Performance criteria are to be set by the Board of Directors for each of 2013, 2014 and 2015. The grant date for each sub tranche of the awards will be the date when performance criteria for the relevant year are set and communicated to employees.

        Exercise is also subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise; this condition has been satisfied. As a condition to the receipt of an award under the Plan, any employee that held an outstanding option award under the Company's 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program.

        The Company's Board of Directors approved performance criteria for the 2013 sub-tranche in respect of 637,800 RSUs with a weighted average per unit grant date fair value of $10.53. In the three and nine months ended September 30, 2013, the Company recognized $1.0 million and $2.2 million, respectively, of expense attributable to these RSUs. The Company estimates that the total compensation expense related to awards approved under the Plan not yet recognized as of September 30, 2013 approximates $18.4 million, which is expected to be expensed over a weighted average period of 3.5 years. The Company expects to settle employee RSU exercises out of treasury stock.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia (the "Treaty"). The Company's Russia- and Kazakhstan-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rate in Russia and Kazakhstan in 2012 and for the nine months ended September 30, 2013 was 20%. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its Russian subsidiaries and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in case of ownership of less than 50%. Effective January 1, 2007, the Company elected to claim foreign tax credits in respect of Russian taxes paid ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes.

        In the three- and nine-month periods ended September 30, 2013, the Company's effective tax rate was impacted by the effect of recognition in the third quarter of 2013 of tax benefits that the Company determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in its historical US income tax filings (as discussed below). Net of this effect, its effective tax rate for the three- and nine-month periods ended September 30, 2013 would have been 30% and 34%, respectively.

        Income taxes provided for financial reporting are determined on a basis consistent with the tax filing positions the Company takes in its tax returns in each jurisdiction it is taxable. The Company's operating model is unique in that it is a US legal entity with substantially all of its operations outside the US, primarily in Russia. As a result, the Company's tax filing positions in the US are substantially impacted by its interpretation of tax law and how they apply in determining US taxes payable. The judgments and estimates it uses may at times significantly impact its determination of taxes payable in the US.

        In the third quarter of 2013, the Company substantially completed an assessment, with the assistance of a US tax advisor, on the application of certain US tax law provisions and changed its interpretation of certain positions taken in its historical US income tax filings. As a result, the Company changed its assessment of the determination of earnings and profits (E&P) from its foreign businesses used to determine the availability of FTCs to offset US taxes otherwise payable. As a result of this review, the Company determined to amend its prior years' US tax returns and to take additional credits and deductions in its 2012 tax return filed in September 2013.

        While the Company believes it has, and continues, to make reasonable judgments in determining its tax filing positions in each jurisdiction it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. It is possible that adjustments from tax audits, if any, may be material to its after-tax results of operations in future periods, including interim periods in which a tax determination becomes known. The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The effect of this change in estimate was a $19.1 million decrease in income tax expense and an increase of $19.1 million (of which $15.6 million related to periods prior to 2013) in net income for the three and nine months ended September 30, 2013. The effect on basic earnings per

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. INCOME TAX (Continued)

share and diluted earnings per share was an increase of $0.12 for the three and nine months ended September 30, 2013, respectively.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the nine months ended September 30, 2013, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of the CTC and Domashny channels' business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. In addition, uncertainty exists with respect to Peretz' technical penetration and the impact on advertising revenues once analog broadcasting is no longer available. Based on further information from the government and market participants, and depending on the Company's ability to

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended September 30, 2013, the Russian ruble appreciated against the US dollar by 1%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2012. In the nine months ended September 30, 2013, the Russian ruble depreciated against the US dollar by 6%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2012. If the exchange rate between the ruble and the US dollar were to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected.

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

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $50 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $494, as well as offsetting foreign currency losses on the hedged item in its condensed consolidated statement of income for the nine months ended September 30, 2013. In addition, during the nine months ended September 30, 2013, the Company entered into short-term non-designated hedges with the notional amount of $130.6 million to mitigate its exposure related to US-dollar denominated payments and recognized foreign currency gains of $2,006 on derivative instruments in its condensed consolidated statement of income.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of September 30, 2013:

	Total	Through 2013	2014	2015	2016	2017	2018
	(in thousands)
Acquisition of programming rights	$233,481	$77,537	$117,259	$29,139	$9,546	$—	$—
Transmission and satellite fees	80,338	5,436	21,231	19,270	17,916	12,735	3,750
Leasehold obligations	42,363	1,788	7,431	7,766	8,002	8,287	9,089
Network affiliation agreements	7,687	762	2,996	2,299	1,047	284	299
Acquisition of format rights	1,465	1,465	—	—	—	—	—
Cable connections	2,590	432	1,727	431	—	—	—
Payments for intellectual rights	15,376	700	2,961	3,124	3,287	2,590	2,714
Other contractual obligations	17,589	899	3,385	3,520	3,153	3,302	3,330

Total	$400,889	$89,019	$156,990	$65,549	$42,951	$27,198	$19,182

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. On March 14, 2013, the Company entered into 10 year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a roll-out plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by the CTC and Domashny channels is approximately $1.3 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates that RTRS will set by the end of the prior year and will be impacted by the multiplex infrastructure roll-out. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, the Company incurred approximately $26 million of such expenses for all of its channels.

  Compliance with license terms

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently have a standard term of ten years. In addition, the Company holds universal licenses, permitting each of its channels to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format.

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

Legal and tax proceedings

        In the ordinary course of business, the Company may be party to various legal and tax proceedings, including tax audits, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceedings or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

11. SEGMENT INFORMATION

        Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group.

        Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and Board evaluate and manage performance of the Group and make operating decisions based primarily on the Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Beginning January 2013, these channels represent the Company's reportable segments. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates, and the respective owned-and-operated stations that distribute the network's signal. In addition, each channel is also allocated the internal margin on programming acquired from the Company's in-house production unit.

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

        Segment information for the three and nine months ended September 30, 2012 has been restated to conform to the current period presentation.

	Three months ended September 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	110,679	384	16,997	549,407	(1,781)	(45,184)	(19,523)
Domashny Channel	24,334	74	(12,793)	130,214	(748)	(12,266)	(16,224)
Peretz Channel	19,971	—	(39,949)	155,360	(1,871)	(5,883)	(43,795)
Channel 31	4,999	—	(1,539)	23,382	(91)	(2,206)	(2,961)
All Other	2,026	433	(6,764)	78,956	(420)	(564)	—
Business segment results	162,009	891	(44,048)	937,319	(4,911)	(66,103)	(82,503)

Eliminations	—	(891)	—	(50,018)	—	—	—
Consolidated results	162,009	—	(44,048)	887,301	(4,911)	(66,103)	(82,503)

	Three months ended September 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	119,329	315	42,536	588,905	(2,211)	(47,525)	—
Domashny Channel	26,099	29	3,636	108,173	(1,956)	(12,289)	—
Peretz Channel	17,115	5	1,166	149,475	(2,863)	(6,788)	—
Channel 31	6,409	—	1,167	25,014	(721)	(3,118)	—
All Other	2,132	—	(4,318)	96,921	(399)	(18)	—
Business segment results	171,084	349	44,187	968,488	(8,150)	(69,738)	—

Eliminations	—	(349)	—	(43,425)	—	—	—
Consolidated results	171,084	—	44,187	925,063	(8,150)	(69,738)	—

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	386,865	628	113,709	549,407	(5,513)	(159,175)	(19,523)
Domashny Channel	76,028	272	(5,033)	130,214	(2,216)	(37,357)	(16,224)
Peretz Channel	57,034	27	(34,397)	155,360	(5,772)	(19,444)	(43,795)
Channel 31	14,911	—	711	23,382	(271)	(7,421)	(2,961)
All Other	5,875	1,325	(19,945)	78,956	(1,279)	(1,094)	—
Business segment results	540,713	2,252	55,045	937,319	(15,051)	(224,491)	(82,503)

Eliminations	—	(2,252)	—	(50,018)	—	—	—
Consolidated results	540,713	—	55,045	887,301	(15,051)	(224,491)	(82,503)

	Nine months ended September 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	403,794	883	130,486	588,905	(6,832)	(178,906)	—
Domashny Channel	85,559	161	13,373	108,173	(5,870)	(40,436)	—
Peretz Channel	59,018	9	2,856	149,475	(8,898)	(23,981)	—
Channel 31	17,355	—	2,762	25,014	(2,198)	(8,543)	—
All Other	6,660	161	(13,711)	96,921	(1,175)	(502)	—
Business segment results	572,386	1,214	135,766	968,488	(24,973)	(252,368)	—

Eliminations	—	(1,214)	—	(43,425)	—	—	—
Consolidated results	572,386	—	135,766	925,063	(24,973)	(252,368)	—

12. SUBSEQUENT EVENTS

        On November 5, 2013, the Company's Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total, which will be paid on or about December 27, 2013 to shareholders of record as of December 2, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2013. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013 (the "2012 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$162,009	$171,084	100%	100%	6%	9%

Including:
Advertising revenues	157,480	166,891	97%	98%	6%	9%

Total operating expenses	$(206,057)	$(126,897)	127%	74%	(38)%	(36)%

Including:
Direct operating expenses	(10,220)	(10,682)	6%	6%	5%	7%
Selling, general and administrative expenses	(40,589)	(37,808)	25%	22%	(7)%	(4)%
Programming expenses	(66,103)	(69,738)	41%	41%	5%	8%
Stock based compensation expense	(1,731)	(519)	1%	0%	(70)%	(69)%
Depreciation and amortization	(4,911)	(8,150)	3%	5%	66%	71%
Impairment loss	(82,503)	—	51%	—	(100)%	(100)%

Operating income (loss)	$(44,048)	$44,187	27%	26%	(200)%	(203)%

Foreign currency gains (loss)	1,115	(49)			(104)%	(108)%
Interest income, net	1,559	2,055			32%	32%
Other non-operating gains	593	114			(81)%	(91)%

Income (loss) before income tax	$(40,781)	$46,307	25%	27%	(214)%	(223)%

Income tax benefit	2,000	1,785			(11)%	(9)%

Consolidated net income (loss)	$(38,781)	$48,092	24%	28%	(224)%	(233)%

Less: (Income) loss attributable to noncontrolling interest	$301	$(1,437)			(577)%	(544)%

Net income (loss) attributable to CTC Media, Inc. stockholders	$(38,480)	$46,655	24%	27%	(221)%	(230)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$540,713	$572,386	100%	100%	6%	8%

Including:
Advertising revenues	521,542	556,477	96%	97%	7%	9%

Total operating expenses	$(485,668)	$(436,620)	90%	76%	(10)%	(8)%

Including:
Direct operating expenses	(33,411)	(33,582)	6%	6%	1%	2%
Selling, general and administrative expenses	(124,860)	(122,540)	23%	21%	(2)%	0%
Programming expenses	(224,491)	(252,368)	42%	44%	12%	14%
Stock based compensation expense	(5,352)	(3,157)	1%	1%	(41)%	(39)%
Depreciation and amortization	(15,051)	(24,973)	3%	4%	66%	69%
Impairment loss	(82,503)	—	15%	—	(100)%	(100)%

Operating income	$55,045	$135,766	10%	24%	147%	151%

Foreign currency gains	1,666	1,187			(29)%	(22)%
Interest income, net	5,182	7,626			47%	48%
Other non-operating gains	1,873	466			(75)%	(82)%

Income before income tax	$63,766	$145,045	12%	25%	127%	134%

Income tax expense	(33,496)	(33,696)			1%	2%

Consolidated net income	$30,270	$111,349	6%	19%	268%	282%

Less: Income attributable to noncontrolling interest	$(2,082)	$(4,513)			117%	125%

Net income attributable to CTC Media, Inc. stockholders	$28,188	$106,836	5%	19%	279%	294%

Revenues

        Our total operating revenues increased by 6% in US dollar terms and 9% in ruble terms when comparing the three months ended September 30, 2012 and 2013 and increased by 6% in US dollar terms and 8% in ruble terms when comparing the nine months ended September 30, 2012 and 2013. Our advertising sales accounted for approximately 98% and 97% of total operating revenues during the three and nine months ended September 30, 2013. Our advertising sales increased by 6% in US dollar terms and 9% in ruble terms when comparing the three-month periods under review and increased by 7% in US dollar terms and 9% in ruble terms when comparing the nine-month periods under review, primarily reflecting the impact of overall Russian television advertising market growth and increased audience share of our CTC channel, partially offset by the effect of lower year-on-year target audience share of Peretz channel. In addition, our advertising sales were impacted by the Domashny audience share, which increased when comparing the three-month periods under review. We estimate that the total Russian television advertising market (which includes both national and regional markets) increased by approximately 8% and 11% in ruble terms when comparing the three- and nine-month periods under review, respectively, reflecting higher advertiser demand. We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk

Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended September 30,				Nine months ended September 30,
	2012	2013	2012	2013	2012	2013	2012	2013
CTC (Russia)	10.1	11.6	6.3	7.0	11.1	11.4	6.9	6.9
Domashny (Russia)	3.6	3.9	2.6	2.7	3.7	3.5	2.7	2.5
Peretz (Russia)	2.9	2.3	2.2	1.9	2.9	2.4	2.1	1.9
Channel 31 (Kazakhstan)	15.3	14.1	14.3	13.0	15.1	13.3	14.2	12.3

        Our Russian channels' target audience shares were affected by overall audience fragmentation. All national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.3% in 2012 and 17.2% in the nine months of 2013.

        CTC channel's average target audience share among 10 to 45 year-old viewers increased year-on-year in the third quarter of 2013 from 10.1% to 11.6%, and from 11.1% to 11.4% when comparing the nine-month periods under review, reflecting the strong performance of the channel's high-rating content, new premiers and the success of the programming schedule in daytime slots, partially offset by the effect of audience fragmentation (discussed above).

        Domashny channel's target audience share among 25-59 year-old female viewers increased year-on-year in the third quarter of 2013 from 3.6% to 3.9%, reflecting the strong performance of our programming, primarily driven by the success of Turkish series and successful premieres of locally produced TV movies and series, and slightly decreased from 3.7% to 3.5% when comparing the nine-month periods under review due to increased competition from other channels and audience fragmentation. Domashny channel is continuing to work to strengthen its demographic profile and to grow the core female audience segment. The structural qualitative changes in the Domashny audience attracted new advertisers to the channel in 2013, including those that historically did not allocate their advertising budgets to television.

        Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in the third quarter of 2013 from 2.9% to 2.3%, and from 2.9% to 2.4% when comparing the nine-month periods under review, reflecting the increased competition from other channels and audience fragmentation and relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning and programming grid to be more focused on edgy, thrilling and action content, along with the expected launch of new premiers at the beginning of 2014.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the third quarter of 2013 from 15.3% to 14.1% and decreased from 15.1% to 13.3% when comparing the nine-month periods under review, reflecting increased competition from other channels.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses decreased by 38% year-on-year in US dollar terms and 36% in ruble terms when comparing the three-month periods under review, and decreased by 10% year-on-year in US dollar terms and 8% in ruble terms when comparing the nine-month periods under review. Total operating expenses were impacted by a noncash impairment loss of $82.5 million recorded in the third quarter of 2012, reflecting the reassessment of our broadcasting licenses useful lives from indefinite to finite as a result of the planned transition to digital broadcasting. See "—Impairment loss". Net of the effect of the impairment loss, our total operating expenses increased by 3% year-on-year in US dollar terms and 5% in ruble terms when comparing the three-month periods under review, and increased by 8% year-on-year in US dollar terms and 10% in ruble terms when comparing the nine-month periods under review, primarily reflecting increase in programming expenses (discussed below).

        Direct operating expenses increased by 5% year-on-year in US dollar terms and 7% in ruble terms for the three-month periods under review, and increased by 1% year-on-year in US dollar terms and 2% in ruble terms when comparing the nine-month periods under review, largely reflecting the increased transmission costs related to increased technical penetration of our channels and increased digital transmission costs for CTC and Domashny pursuant to the roll-out plan for the second multiplex starting from March 2013 in the total amounts of $0.3 million and $0.8 million, respectively, and lower satellite fees due to the switch to new satellite systems. We estimate that we will incur approximately $1.3 million of digital transmission costs for 2013 as a whole (see below).

        In connection with the planned digitalization in Russia, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider, for digital transmission for our CTC and Domashny channels. In 2013, the amount payable to RTRS by each of the CTC and Domashny channels will be approximately $0.7 million, subject to timing of the multiplex infrastructure rollout. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million of digital transmission fees annually for each channel based on planned rollout deadlines, but in the transition period, these annual transmission fees are expected to be lower and are to be paid by way of installment payments as the digital multiplex rollout progresses. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in aggregate for all our channels. See also "—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses decreased by 7% year-on-year in US dollar terms and 4% in ruble terms when comparing the three-month periods under review, which mostly related to decreased advertising and promotion expenses as a result of the timing of advertising campaigns and one-off legal expenses incurred in the third quarter of 2012. When comparing the nine-month periods under review, selling, general and administrative expenses were approximately flat.

        Stock-based compensation expenses for the three-and nine-month periods ended September 30, 2013 mostly represent expenses recognized in connection with the 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting. As a condition to the receipt of an award under the 2013 Equity Incentive Plan, any employee that held an outstanding option award under our 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program. See also "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" below.

        We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan and other outstanding equity awards of approximately $2.2 million for the remainder of 2013, $6.5 million for 2014, $7.9 million for 2015, $3.1 million for 2016 and $0.3 million for 2017.

        Programming expenses increased by 5% year-on-year in US dollar terms and 8% in ruble terms when comparing the three-month periods under review and increased by 12% year-on-year in US dollar terms and 14% in ruble terms when comparing the nine-month periods under review, primarily reflecting a more expensive programming mix at CTC channel due to increased spending of foreign content and airing a higher volume of locally produced hit content to support target audience share. In addition, programming cost growth reflected investments in the Domashny and Peretz programming grids to support the target audience share in response to increased competition from other channels.

        Depreciation and amortization expenses increased by 66% year-on-year in US dollar terms and 71% in ruble terms when comparing the three-month periods under review and increased by 66% year-on-year in US dollar terms and 69% in ruble terms when comparing the nine-month periods under review. Starting from October 1, 2012, our depreciation and amortization expense includes the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Russia and Kazakhstan.

        Due to the reasons discussed above and net of the effect of impairment loss our operating income increased by 15% in US dollar terms and 19% in ruble terms to $44.2 million when comparing the three months ended September 30, 2012 and 2013, and decreased by 1% in US dollar terms and increased by 2% in ruble terms to $135.8 million when comparing the nine months ended September 30, 2012 and 2013.

        Impairment loss of $82.5 million for the three and nine months ended September 30, 2012 relates to our analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting. See the Annual Report on Form 10-K filed with the SEC on March 6, 2013—"Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss.

        Foreign currency gain of $1.2 million for the nine months ended September 30, 2013 represents the impact of ruble depreciation on our dollar-denominated deposits and gains from our forward contracts, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        Net interest income increased by 32% year-on-year in US dollar and ruble terms for the three-month periods under review and increased by 47% year-on-year in US dollar terms and 48% in ruble terms for the nine-month periods under review, primarily reflecting the increased interest earned on our deposits.

        Income tax expense.    The effective tax rate was 5% and (4%) for the three months ended September 30, 2012 and 2013, respectively, and 53% and 23% for the nine months ended September 30, 2012 and 2013, respectively. In the three- and nine-month periods ended September 30, 2012, our effective tax rate was impacted by the effect of the impairment loss recognized in the third quarter of 2012 in respect of the revision of the useful lives of our broadcasting licenses. See "—Impairment loss". Net of the impairment loss, our effective tax rate for the three- and nine-month periods ended September 30, 2012 would have been 35% and 34%, respectively. In the three- and nine-month periods ended September 30, 2013, our effective tax rate was impacted by the effect of recognition in the third quarter of 2013 of tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. Net of this effect, our effective tax rate for the three- and nine-month periods ended September 30, 2013 would have been 30% and 34%, respectively. See "—Critical Accounting Policies, Estimates and Assumptions—Income tax expense".

2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program

        On March 4, 2013, our Board of Directors adopted our 2013 Equity Incentive Plan (the "Plan"), which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Plan

provides for the grant of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Board has approved an initial round of awards to employees in the form of restricted share units to acquire up to approximately 2.0 million shares of common stock. Such awards will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, and will become exercisable on a staggered basis over a period of four years from grant. Exercise is subject to the condition that the closing price of our common stock has exceeded $12.00 per share on at least ten trading days prior to exercise; this condition had been met.

        In addition, on March 4, 2013 the Board of Directors approved an open market stock repurchase program to repurchase up to 2.5 million shares of our common stock in the market for use under the Plan. During the nine months ended September 30, 2013 we repurchased 2.5 million shares of our common stock at an average price of $11.9 per share for a total of $29.7 million.

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

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. In prior years, CTC's advertising was generally placed on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic. Domashny has focused primarily on 25-59 year-old female viewers and Peretz has focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz channels were narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Governmental authorities have announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population (compared to the second multiplex, which will be made available to 97% of the Russian population), and indicated that the tender for participation in the third multiplex will be held at the beginning of 2014. Currently, the terms for participation in the third multiplex have not been announced.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by each of the CTC and Domashny channels will be approximately $0.7 million, subject to timing of multiplex infrastructure rollout. Fees payable beyond 2014 will be calculated on an annual basis according to RTRS rates and will be impacted by the multiplex infrastructure rollout. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees after the rollout. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in the aggregate for all of our channels.

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

Segment overview

        Our management and Board of Directors evaluate and manage the performance of the Group and make operational decisions based primarily on our three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Each channel's performance takes into account the operating results of its network, which is responsible for broadcasting operations, including sales of the network's advertising, licensing and commissioning of programming, production of its programming schedule, management of its relationships with its independent affiliates, and management of the respective owned-and-operated stations that distribute the network's signal. Each channel is also allocated the internal margin on programming acquired from our in-house production unit. Our other less significant operating segments are included along with headquarters' operations in the "All Other" category for financial reporting purposes.

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

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers (in 2012: 25-59 year-old viewers). Peretz's technical penetration is 83.8% with its signal covering approximately 61 million people in Russia. Peretz channel manages 57 owned-and-operated stations and repeater transmitters that provide 54.1% technical penetration (or 64.55% of its total penetration of 83.8%) and has arrangements with independent affiliate stations that provide 29.7% technical penetration (or 35.45% of its total penetration of 83.8%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 11 independent affiliates and 68 local cable operators.

Comparison of Consolidated Results of Operations for the three- and nine-month periods ending September 30, 2012 and 2013

        The following table presents our revenues and operating income for three- and nine-month periods ending September 30, 2012 and 2013 by segment:

	Three months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$111,063	$119,644	8%	11%
Domashny Channel	24,408	26,128	7%	10%
Peretz Channel	19,971	17,120	(14)%	(12)%
Channel 31	4,999	6,409	28%	31%
All Other	2,459	2,132	(13)%	(11)%
Eliminations	(891)	(349)	—	—

Total	$162,009	$171,084	6%	9%

	Nine months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$387,493	$404,677	4%	7%
Domashny Channel	76,300	85,720	12%	15%
Peretz Channel	57,061	59,027	3%	5%
Channel 31	14,911	17,355	16%	18%
All Other	7,200	6,821	(5)%	(3)%
Eliminations	(2,252)	(1,214)	—	—

Total	$540,713	$572,386	6%	8%

	Three months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$16,997	$42,536	150%	152%
Domashny Channel	(12,793)	3,636	(128)%	(130)%
Peretz Channel	(39,949)	1,166	(103)%	(103)%
Channel 31	(1,539)	1,167	(176)%	(184)%
All Other	(6,764)	(4,318)	(36)%	(34)%

Total	$(44,048)	$44,187	(200)%	(203)%

	Nine months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$113,709	$130,486	15%	19%
Domashny Channel	(5,033)	13,373	(366)%	(367)%
Peretz Channel	(34,397)	2,856	(108)%	(109)%
Channel 31	711	2,762	288%	295%
All Other	(19,945)	(13,711)	(31)%	(29)%

Total	$55,045	$135,766	147%	151%

        All Other.    All other revenues primarily represent revenues from the CTC-International and digital media units; all other operating loss primarily represents expenses of our corporate headquarters and our in-house production unit's administrative costs, and the operating results of CTC-International and digital media segments.

CTC Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$111,063	$119,644	100%	100%	8%	11%

Including:
Advertising revenues	107,884	116,247	97%	97%	8%	11%

Total operating expenses	$(94,066)	$(77,108)	85%	64%	(18)%	(15)%

Including:
Direct operating expenses	(3,992)	(4,412)	4%	4%	11%	14%
Selling, general and administrative expenses	(23,586)	(22,960)	21%	19%	(3)%	0%
Programming expenses	(45,184)	(47,525)	41%	40%	5%	8%
Depreciation and amortization	(1,781)	(2,211)	2%	2%	24%	28%
Impairment loss	(19,523)	—	18%	—	(100)%	(100)%

Operating income	$16,997	$42,536	15%	36%	150%	152%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$387,493	$404,677	100%	100%	4%	7%

Including:
Advertising revenues	372,746	392,899	96%	97%	5%	8%

Total operating expenses	$(273,784)	$(274,191)	71%	68%	0%	2%

Including:
Direct operating expenses	(13,381)	(13,338)	3%	3%	0%	2%
Selling, general and administrative expenses	(76,192)	(75,115)	20%	19%	(1)%	1%
Programming expenses	(159,175)	(178,906)	41%	44%	12%	14%
Depreciation and amortization	(5,513)	(6,832)	1%	2%	24%	26%
Impairment loss	(19,523)	—	5%	—	(100)%	(100)%

Operating income	$113,709	$130,486	29%	32%	15%	19%

Revenues

        Advertising revenues of CTC channel increased by 11% in ruble terms when comparing the three-month periods under review, primarily due to increased audience share of 15%, partially offset by a decrease in ratings of 4% due to a decrease in overall television viewership among 10-45 year-old viewers. When comparing the nine-month periods under review, advertising revenues of CTC channel increased by 8% in ruble terms, mainly due to an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 11% in ruble terms.

        The increase in target audience share of 15% when comparing the three-month periods under review was primarily due to strong performance of the channel's high-rating content, new premiers and the success of the programming schedule in daytime slots. When comparing the nine-month periods under review, CTC channel's audience share increased by 3%. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Sublicensing and other revenues at CTC channel increased by 13% in ruble terms when comparing the three-month periods under review, primarily due to the timing of sublicensing sales to broadcasters in Ukraine and Russia, and decreased by 20% in ruble terms when comparing the nine-month periods under review, primarily due to the decrease in the amount of CTC prime time products sold in the first half of 2013.

Expenses

        Total operating expenses of CTC channel decreased by 15% and increased by 2% in ruble terms when comparing the three- and nine-month periods under review, respectively, and were impacted by a non-cash impairment loss of $19.5 million recorded in the third quarter of 2012. See "—Impairment loss" above. Net of the effect of impairment loss, CTC channel's total operating expenses increased by 6% and 10% in ruble terms when comparing the three- and nine-month periods under review, respectively, of which increases of 5 and 9 percentage points ("pp"), respectively, related to an increase in programming expenses (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues were 4% and 3% when comparing the three- and nine-month periods under review, respectively. In ruble terms, when comparing the three-month periods under review, direct operating expenses increased by 14%, of which an increase of 12pp related to salaries and benefits costs due to annual raises, increased bonuses and increased headcount in our programming department. In addition, when comparing the three-month periods, direct operating expenses were impacted by the joint effect of digital transmission costs for CTC in connection with the roll-out plan of the second multiplex starting from March 2013 and lower satellite fees due to the switch to new satellite systems.

        When comparing the nine-month periods under review, direct operating expenses increased by 2%, reflecting the joint effect of a 3pp increase in transmission and maintenance costs as a result of increased maintenance costs for our new digital broadcasting facility from July 2012 and digital transmission costs for CTC in connection with the roll-out plan of the second multiplex starting from March 2013, and increases in technical penetration, partially offset by lower satellite fees due to the switch to new satellite systems, an increase of a 2pp related to salaries and benefits costs (discussed above), and a 4pp decrease in integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship. See also "—Transition to digital broadcasting" above.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues were approximately flat at 19% when comparing the three- and nine-month periods under review. In ruble terms, when comparing the three- and nine-month periods under review, selling general and administrative expenses were approximately flat, reflecting the joint effect of an increase of 4pp in salaries and benefits costs in the periods under review due to annual raises and transfers of some employees from other segments to the CTC channel in 2012, a decrease of 2pp in consulting expenses when comparing the three-month periods under review due to certain one-off expenses related to cost optimization consulting incurred in the third quarter of 2012 and a decrease of 1pp and 3pp in compensation payable to Video International when comparing the three-and nine-month periods under review, respectively, due to the exclusion of certain services from compensation fees in 2013.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues decreased from 41% to 40% when comparing the three-month periods under review, primarily due to increased channel revenues, and increased from 41% to 44% when comparing the nine-month periods under review, mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues. In ruble terms, when comparing the three-

month periods under review, programming expenses increased by 8%, primarily reflecting a more expensive programming mix at CTC channel due to increased spending of foreign content and airing higher volume of locally produced hit content to support target audience share. When comparing the nine-month periods under review, programming expenses increased by 14% in ruble terms, primarily due to airing more expensive foreign content to support the channel's audience share as well as resulting from the expiration of certain licenses.

        Depreciation and amortization expenses of CTC channel increased by 28% and 26% in ruble terms when comparing the three- and nine-month periods under review, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Domashny Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$24,408	$26,128	100%	100%	7%	10%

Including:
Advertising revenues	24,121	25,976	99%	99%	8%	11%

Total operating expenses	$(37,201)	$(22,492)	152%	86%	(40)%	(37)%

Including:
Direct operating expenses	(2,550)	(2,767)	10%	11%	9%	11%
Selling, general and administrative expenses	(5,413)	(5,480)	22%	21%	1%	4%
Programming expenses	(12,266)	(12,289)	50%	47%	0%	3%
Depreciation and amortization	(748)	(1,956)	3%	7%	161%	168%
Impairment loss	(16,224)	—	66%	—	(100)%	(100)%

Operating income (loss)	$(12,793)	$3,636	52%	14%	(128)%	(130)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$76,300	$85,720	100%	100%	12%	15%

Including:
Advertising revenues	75,161	84,547	99%	99%	12%	15%

Total operating expenses	$(81,333)	$(72,347)	107%	84%	(11)%	(9)%

Including:
Direct operating expenses	(7,958)	(8,485)	10%	10%	7%	10%
Selling, general and administrative expenses	(17,578)	(17,556)	23%	20%	0%	1%
Programming expenses	(37,357)	(40,436)	49%	47%	8%	10%
Depreciation and amortization	(2,216)	(5,870)	3%	7%	165%	169%
Impairment loss	(16,224)	—	21%	—	(100)%	(100)%

Operating income (loss)	$(5,033)	$13,373	7%	16%	(366)%	(367)%

Revenues

        Advertising revenues of the Domashny channel increased by 11% and 15% in ruble terms when comparing the three- and nine-month periods under review, respectively, due to an overall increase in advertiser demand, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues. The structural qualitative changes in the Domashny audience attracted new advertisers to the channel in 2013, including those that historically did not allocate their advertising budgets to television.

        The overall increase in advertising demand largely reflects the estimated increase in the overall Russian television advertising market of approximately 8% and 11%, respectively, when comparing the three-and nine-month periods under review.

        Domashny audience share increased by 8% when comparing the three-month periods under review. The increase was primarily driven by effective special summer programming, ongoing Turkish series and successful premieres of locally produced TV movies and series. When comparing the nine-month periods under review, Domashny' audience share decreased by 5% due to changes in the programming grid during the first half of 2013, as the channel continued to focus on younger audiences and enhance the commercial attractiveness of its demographic profile, increased competition from other channels and audience fragmentation.

Expenses

        Total operating expenses of Domashny channel decreased by 37% and 9% in ruble terms when comparing the three- and nine-month periods under review, respectively, and were impacted by non-cash impairment loss of $16.2 million recorded in the third quarter of 2012. See "—Impairment loss" above. Net of the effect of impairment loss, total operating expenses increased by 10% and 13% in ruble terms when comparing the three- and nine-month periods under review, respectively, of which increases of 2pp and 6pp, respectively, related to increased programming expenses and an increase of 6pp related to increased depreciation and amortization expenses when comparing both periods under review (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 10-11% when comparing the three- and nine-month periods under review, mainly due to increased channel revenues. In ruble terms, when comparing the three-and nine-month periods under review, direct operating expenses increased by 11% and 10%, respectively, of which increases of 7pp and 8pp, respectively, related to an increase in transmission and maintenance costs as a result of digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex starting from March 2013 (see "—Transition to digital broadcasting" above) and increases in technical penetration, and, when comparing nine-months periods under review, due to increased maintenance costs for our new digital broadcasting facility from July 2012. In addition, when comparing the three-month periods under review direct operating expenses increased due to an increase of 3pp in integrated sponsorship costs as the result of increased volume of integrated sponsorship.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment total operating revenues decreased from 22% to 21% when comparing the three-month periods under review and decreased from 23% to 20% when comparing the nine-month periods under review, mainly due to increased channel revenues. In ruble terms, when comparing the three-month periods under review, selling, general and administrative expenses increased by 4%, of which 4pp related to increase in advertising and promotion expenses because of the timing of promotion campaigns. When comparing the nine-month periods under review, selling, general and administrative expenses were approximately flat.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues decreased from 50% to 47% when comparing the three-month periods under review and from 49% to 47% when comparing the nine-month periods under review, mainly due to increased channel revenues. When comparing the three- and nine-month periods under review, programming expenses increased by 3% and 10% in ruble terms, respectively, due to airing of more expensive Russian and foreign series to support Domashny's target audience share.

        Depreciation and amortization expenses at Domashny channel increased by approximately 168% in ruble terms when comparing the three- and nine-month periods under review, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Peretz Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$19,971	$17,120	100%	100%	(14)%	(12)%

Including:
Advertising revenues	19,757	17,091	99%	100%	(13)%	(11)%

Total operating expenses	$(59,920)	$(15,954)	300%	93%	(73)%	(72)%

Including:
Direct operating expenses	(2,609)	(2,364)	13%	14%	(9)%	(6)%
Selling, general and administrative expenses	(5,762)	(3,939)	29%	23%	(32)%	(30)%
Programming expenses	(5,883)	(6,788)	29%	40%	15%	18%
Depreciation and amortization	(1,871)	(2,863)	9%	17%	53%	57%
Impairment loss	(43,795)	—	219%	—	(100)%	(100)%

Operating income (loss)	$(39,949)	$1,166	200%	7%	(103)%	(103)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$57,061	$59,027	100%	100%	3%	5%

Including:
Advertising revenues	56,647	58,323	99%	99%	3%	5%

Total operating expenses	$(91,458)	$(56,171)	160%	95%	(39)%	(38)%

Including:
Direct operating expenses	(7,952)	(8,320)	14%	14%	5%	7%
Selling, general and administrative expenses	(14,495)	(14,972)	25%	25%	3%	4%
Programming expenses	(19,444)	(23,981)	34%	41%	23%	26%
Depreciation and amortization	(5,772)	(8,898)	10%	15%	54%	57%
Impairment loss	(43,795)	—	77%	—	(100)%	(100)%

Operating income (loss)	$(34,397)	$2,856	60%	5%	(108)%	(109)%

Revenues

        Advertising revenues of the Peretz channel decreased by 11% in ruble terms when comparing the three-month periods under review, principally due to a decrease in target audience share of 21%, partially offset by an overall increase in advertiser demand, largely reflecting the estimated increase in the overall Russian television advertising market of approximately 8%. When comparing the nine-month periods under review, advertising revenues of Peretz channel increased by 5%, reflecting the joint effect of the estimated increase in the overall Russian television advertising market of approximately 11% in ruble terms, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues, and of the decrease in target audience share of 17%. The decreases in Peretz audience shares in the periods under review were primarily due to underperformance of certain programming during the nine months of 2013, increased competition from other channels and audience fragmentation (discussed above). Peretz channel is continuing to develop its positioning and programming grid to be more focused on edgy, thrilling and action content, along with the expected launch of new premiers at the beginning of 2014.

Expenses

        Total operating expenses of Peretz channel decreased by 72% and 38% in ruble terms when comparing the three- and nine-month periods under review and were impacted by non-cash impairment loss of $43.8 million recorded in the third quarter of 2012. See "—Impairment loss" above. Net of the effect of impairment loss, total operating expenses of the Peretz channel increased by 1% and 20% in ruble terms when comparing the three- and nine-month periods under review, respectively, reflecting the joint effect of increases of 7pp and 10pp, respectively, related to increased programming expenses (discussed below), and an increase of 7pp related to increased depreciation and amortization expenses (discussed below), partially offset by decrease of 11pp related to decreased selling, general and administrative expenses when comparing the three-month periods under review (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues were approximately flat at 14% when comparing the three- and nine-month periods under review. In ruble terms, when comparing the three-month periods under review, direct operating expenses decreased by 6%, of which a decrease of 7pp related to transmission and maintenance costs due to decreased costs for cable connections as compared to the third quarter of 2012. When comparing the nine-month periods under review, direct operating expenses increased by 7%, of which an increase of 6pp related to increased transmission and maintenance costs due to increased maintenance costs related to our new digital broadcasting complex from July 2012 and increases in technical penetration.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 29% to 23% when comparing the three-month periods under review, primarily due to decreased advertising and promotion expenses, and remained flat at 25% when comparing the nine-month periods under review. In ruble terms, when comparing the three-month periods under review, selling, general and administrative expenses decreased by 30%, of which a decrease of 16pp related to decreased advertising and promotion expenses due to the timing of advertising campaigns and a decrease of 10pp related to decrease in compensation payable to Video International, reflecting the decrease in the channel's revenue dynamic. When comparing the nine-month periods under review, selling, general and administrative expenses increased by 4% reflecting an increase in advertising and promotion expenses due to the timing effect, reflecting the launch of large-scale advertising campaigns in the first half of 2013 to support comedy programming at Peretz channel.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 29% to 40% when comparing the three-month periods under review and increased from 34% to 41% when comparing the nine-month periods under review. In ruble terms, when comparing the three- and nine-month periods under review, programming expenses increased by 18% and 26%, respectively, primarily due to an increase in the volume of locally produced sketchcoms to support the Peretz channel's focus on comedy programming and, to a lesser extent, due to an increased cost of Russian shows and foreign content in response to increased competition from other channels.

        Depreciation and amortization expenses of Peretz channel increased by 57% in ruble terms when comparing the three- and nine-month periods under review, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Channel 31

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD
Total operating revenues	$4,999	$6,409	100%	100%	28%

Including:
Advertising revenues	4,868	6,249	97%	97%	28%

Total operating expenses	$(6,538)	$(5,242)	131%	82%	(20)%

Including:
Direct operating expenses	(306)	(388)	6%	6%	27%
Selling, general and administrative expenses	(974)	(1,015)	19%	16%	4%
Programming expenses	(2,206)	(3,118)	44%	49%	41%
Depreciation and amortization	(91)	(721)	2%	11%	692%
Impairment loss	(2,961)	—	59%	—	(100)%

Operating income (loss)	$(1,539)	$1,167	31%	18%	(176)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2012	2013	2012	2013	2013 to 2012
	(in thousands)		% USD	% USD	% USD
Total operating revenues	$14,911	$17,355	100%	100%	16%

Including:
Advertising revenues	14,503	17,132	97%	99%	18%

Total operating expenses	$(14,200)	$(14,593)	95%	84%	3%

Including:
Direct operating expenses	(1,009)	(979)	7%	6%	(3)%
Selling, general and administrative expenses	(2,538)	(2,873)	17%	17%	13%
Programming expenses	(7,421)	(8,543)	50%	49%	15%
Depreciation and amortization	(271)	(2,198)	2%	13%	711%
Impairment loss	(2,961)	—	20%	—	(100)%

Operating income	$711	$2,762	5%	16%	288%

Revenues

        Advertising revenues of Channel 31 increased by 28% and 18% in US dollar terms when comparing the three- and nine-month periods ended September 30, 2012 and 2013, respectively, principally due to increased sellout and an increase in regional revenues, partially offset by 8% and 12% decreases in target audience share when comparing the three- and nine-month periods under review, respectively, reflecting increased competition from other channels.

Expenses

        Total operating expenses of Channel 31 decreased by 20% and increased by 3% in US dollar terms when comparing the three- and nine-month periods under review, respectively, and were impacted by non-cash impairment loss of $3.0 million recorded in the third quarter of 2012. See "—Impairment loss" above. Net of the effect of impairment loss, total operating expenses of Channel 31 increased by 47% and 30% in US dollar terms when comparing the three- and nine-month periods under review, respectively, of which increases of 18pp and 17pp, respectively, related to increased depreciation and amortization expenses (discussed below) and increases of 25pp and 10pp, respectively, related to increases in programming expense (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues were approximately flat at 6% when comparing the three- and nine-month periods under review. In US dollar terms, when comparing the three-month periods under review, direct operating expenses increased by 27%, of which an increase of 14pp related to increased payments for intellectual rights as the result of increased advertising revenues and an increase of 8pp related to increased salaries and benefits costs due to hiring of several channel's top-managers. When comparing the nine-month periods under review, direct operating expenses decreased by 3%, reflecting the joint effect of 5pp decrease in transmission and maintenance costs as a result of a Kazakh law which provides 'must carry' obligations for cable and satellite operators for selected channels in connection with the anticipated digitalization, and increase of 4pp related to increased payments for intellectual rights as the result of increased advertising revenues.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, decreased from 19% to 16% when comparing the three-month periods under review, primarily due to increased channel revenues, and remained flat at 17% when comparing the nine-month periods under review, reflecting joint effect of increased revenues and increased expenses (discussed below). In US dollar terms, when comparing the three-month periods under review, selling, general and administrative expenses increased by 4%, primarily due to the channel's brand loyalty research costs incurred in the third quarter of 2013. When comparing the nine-month periods under review, selling, general and administrative expenses increased by 13%, of which an increase of 4pp related to increased research expenses (discussed above), an increase of 3pp related to increased advertising and promotion expenses due to the higher number of premiers broadcast in the first half of 2013, and an increase of 4pp related to increased certain benefits costs in the first half of 2013.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 44% to 49% when comparing the three-month periods under review due to more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues, and decreased from 50% to 49% when comparing the nine-month periods under review, primarily due to increased channel revenues. In US dollar terms, when comparing the three- and nine-month periods under review, programming expenses increased by 41% and 15%, respectively, primarily reflecting the increased cost and volume of locally produced programming and of foreign content in response to increased competition.

        Depreciation and amortization expenses at Channel 31 increased by 692% and 711% in US dollar terms when comparing the three- and nine-month periods under review, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Kazakhstan.

All Other

	Three months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD
Total operating revenues	$2,459	$2,132	(13)%

Total operating expenses	$(9,223)	$(6,450)	(30)%

Selling, general and administrative expenses	(5,537)	(4,584)	(17)%
Stock based compensation expenses	(1,731)	(519)	(70)%
Other expenses	(1,955)	(1,347)	(31)%

Operating loss	$(6,764)	$(4,318)	(36)%

	Nine months ended September 30,		Change period-to-period
	2012	2013	2013 to 2012
	(in thousands)		% USD
Total operating revenues	$7,200	$6,821	(5)%

Total operating expenses	$(27,145)	$(20,532)	(24)%

Selling, general and administrative expenses	(15,679)	(12,648)	(19)%
Stock based compensation expenses	(5,352)	(3,157)	(41)%
Other expenses	(6,114)	(4,727)	(23)%

Operating loss	$(19,945)	$(13,711)	(31)%

        When comparing the three-month periods ended September 30, 2012 and 2013, operating revenues from CTC-International amounted to $1.0 and $0.8 million, respectively, and operating revenues from our digital media business amounted to $0.6 and $1.1 million, respectively. When comparing the nine-month periods ended September 30, 2012 and 2013, operating revenues from CTC-International amounted to $2.8 and $2.9 million, respectively, and operating revenues from our digital media business amounted to $2.0 and $3.1 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters and digital media segment. Decreases in selling, general and administrative expenses of $1.0 and $3.3 million, respectively, when comparing the three- and nine-month periods under review were primarily due to one-off legal expense incurred in the third quarter of 2013 in the amount of $1.9 million.

        Our stock-based compensation expenses for the three-and nine-month periods ended September 30, 2013 mainly represent expenses recognized for in connection with the 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of September 30, 2013 Compared to December 31, 2012

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $30.5 million to $40.5 million from December 31, 2012 to September 30, 2013, mainly due to seasonally low balances of receivables from advertising at December 31.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2012 to September 30, 2013 of $18.7 million was primarily due to the acquisition of foreign movies and Russian series during the third quarter of 2013, which will be used during the remainder of 2013 and thereafter, partially offset by the effect of depreciation of the Russian ruble against the US dollar and by decrease in foreign content due to expiration of certain licenses.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2012 to September 30, 2013 by $22.5 million and $10.8 million, respectively, primarily due to the effect of the depreciation of the Russian ruble against the US dollar, and commencement of amortization of our broadcasting licenses from October 2012. See also our 2012 Annual Report "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

  Taxes payable

        The decrease in our taxes payable from December 31, 2012 to September 30, 2013 of $26.5 million was primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2012 compared with the third quarter of 2013 and due to the recognition of certain foreign tax credits in 2013 that are deductible from US income tax. See "—Critical Accounting Policies, Estimates and Assumptions—Income tax expense".

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

        As of September 30, 2013, we had $27.8 million in cash and cash equivalents, of which approximately 10% was held in US dollar-denominated accounts. In addition, as of September 30, 2013, we had $99.2 million in deposits with maturities ranging from three to twelve months, of which approximately 10% was held in US dollar-denominated accounts. In July 2012, we signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $31 million. In May 2013, we renewed the overdraft agreement with Alfa Bank on the same terms. As of September 30, 2013, we had an overdraft position of $4.3 million that is presented in current liability on our balance sheet.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2012	2013
	(in thousands)
Net cash provided by operating activities:	$56,973	$64,505
Net cash provided by investing activities:	26,894	22,210
Net cash used in financing activities:	(72,019)	(111,509)

        Cash flows from operating activities increased by $7.5 million as a result of the net effect of increased advertising sales offset by higher cash spend on acquisition of programming. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $521.5 million and $556.5 million for the nine-month periods ended September 30, 2012 and 2013, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $272.2 million and $282.5 million for the nine-month periods under review, respectively. The increase in cash paid for programming rights was primarily due to content inflation and investments in foreign content that will be used in 2013 and thereafter, partially offset by rescheduling of payments for foreign programming due to re-negotiation of payment terms with several major studios. Programming expenses amounted to $224.5 million and $252.4 million for the nine-month periods ended September 30, 2012 and 2013, respectively.

        Cash flows from investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the nine-month period ended September 30, 2012, our cash provided by investing activities primarily represented net cash received from deposits in the amount of $39.0 million. In addition, we spent $9.4 million for capital expenditures, mainly on purchases of cable connections and leasehold improvements for new office facilities and $2.7 million related to the acquisitions of new broadcasting stations. In the nine-month period ended September 30, 2013, our cash provided by investing activities primarily represented net receipts from cash deposits of $26.2 million. In addition, we spent $3.5 million for capital expenditures and $0.5 million for acquisitions of new broadcasting stations.

        Cash used in financing activities includes net proceeds from or settlement of our overdraft, exercises of stock options, repurchases of the Company's common stock and payments of dividends. In the nine-month period ended September 30, 2012, cash used in financing activities includes payment of dividends to our stockholders in the amount of $61.7 million, and $4.2 million to minority shareholders of our subsidiaries and net settlement of a $10.8 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options by a former CEO. In the nine-month period ended September 30, 2013, our cash used in financing activities includes payments of dividends in the amount of $73.9 million to our stockholders, $4.8 million in dividends paid to minority shareholders of our subsidiaries, repurchases of the Company's common stock of $29.7 million and net settlement of $3.6 million bank overdraft and loans.

        On November 5, 2013, our Board declared a dividend of $0.16 per outstanding share of common stock, or approximately $25 million in total. The record date is December 2, 2013 and the payment date is on or about December 27, 2013.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of September 30, 2013:

	Total	Through 2013	2014	2015	2016	2017	2018
	(in thousands)
Acquisition of programming rights	$233,481	$77,537	$117,259	$29,139	$9,546	$—	$—
Transmission and satellite fees	80,338	5,436	21,231	19,270	17,916	12,735	3,750
Leasehold obligations	42,363	1,788	7,431	7,766	8,002	8,287	9,089
Network affiliation agreements	7,687	762	2,996	2,299	1,047	284	299
Acquisition of format rights	1,465	1,465	—	—	—	—	—
Cable connections	2,590	432	1,727	431	—	—	—
Payments for intellectual rights	15,376	700	2,961	3,124	3,287	2,590	2,714
Other contractual obligations	17,589	899	3,385	3,520	3,153	3,302	3,330

Total(1)	$400,889	$89,019	$156,990	$65,549	$42,951	$27,198	$19,182

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider. In 2013, we estimate that we will pay approximately $1.3 million in digital transmission fees for our CTC and Domashny channels combined. Fees payable to RTRS beyond 2014 will be calculated on an annual basis according to RTRS rates and will be impacted by the multiplex infrastructure roll-out. These rates will not change more than once yearly and any annual increases in such rates will be in line with the increases in rates set by the Russian Federal Tariff Service for similar types of services. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission costs after the rollout, but in the transition period, these transmission fees are expected to be lower and are to be paid by way of installment payments as the rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses in the aggregate for all of our channels. In addition, governmental authorities have announced plans to introduce a third multiplex and indicated that the tender for participation in the third multiplex will be held at the beginning of 2014. Currently, the terms for participation in the third multiplex have not been indicated.

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

Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of our common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, estimates of income taxes in relation to our interpretation of current tax laws; assumptions and methodologies used in application of tax laws (in particular, in determination of available foreign tax credits) determination of valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time and evaluate the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. We have discussed the estimates that we believe are critical and require the use of complex judgment in our 2012 Annual Report on Form 10-K. Since that date, there have been no material changes to our critical accounting policies.

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

        As of September 30, 2013, we estimated that the fair values of CTC, Domashny and Peretz reporting units exceeded their carrying values by more than 10%. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of our signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of September 30, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51.5 million, $26.3 million and $58.9 million, respectively.

        Also, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require us to record additional impairment losses that could have a material adverse impact on our net income.

        In addition, the fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume and quality of in-house programming that is expected to be produced and sold to our channels for broadcast. Although we encourage our channels to obtain content from our in-house production unit, the channels are not required to acquire any minimum amount of programming from the in-house unit, and may choose to commission programming from third parties. As a result, our in-house production unit must compete against other sources of programming, including on price and quality. The competition is intense in Russia for talented creative people. We continue to support further development of in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality content. Our management, in consultation with the Board of Directors, is in the process of reviewing the current economic model for our production unit, as management believes that control and ownership of content is becoming increasingly important. Changes in the economic model for in-house production may result in downward revisions of the long-term cash flow projections of the in-house production unit in response to increased competition, as a result of which we may be required to record an impairment of production unit goodwill by the end of 2013. As of September 30, 2013, the carrying value of production unit goodwill was approximately $30.2 million.

        We consider all current information in determining the need for or calculating the amount of any impairment charges; however, future changes in events or circumstances could result in decreases in the fair values of our intangible assets and goodwill.

        Income tax—Income taxes provided for financial reporting are determined on a basis consistent with the tax filing positions we take in our tax returns in each jurisdiction we are taxable. Our operating model is unique in that we are a US legal entity with substantially all of our operations outside the US, primarily in Russia. As a result, our tax filing positions in the US are substantially impacted by our interpretation of tax law and how they apply in determining US taxes payable. The judgments and estimates we use may at times significantly impact our determination of taxes payable in the US.

        In the third quarter of 2013, we substantially completed an assessment, with the assistance of a US tax advisor, on the application of certain US tax law provisions and changed our interpretation of certain positions taken in our historical US income tax filings. As a result, we changed our assessment of the determination of earnings and profits (E&P) from our foreign businesses used to determine the availability of foreign tax credits (FTCs) to offset US taxes otherwise payable. As a result of this review, we determined to amend our prior years' US tax returns and to take additional credits and deductions in our 2012 tax return filed in September 2013.

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. While we believe we have, and continue, to make reasonable judgments in determining our tax filing positions in each jurisdiction we are subject to tax, views may differ as to the determination of our tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in our estimates. It is possible that adjustments from tax audits, if any, may be material to our after-tax results of operations in future periods, including interim periods in which a tax determination becomes known.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the nine months ended September 30, 2013, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $49.3 million and $27.1 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of November 4, 2013 was RUR 32.18 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the nine months of 2013, we entered into foreign exchange forward contracts for approximately $148.7 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In late 2009, the Russian government announced a federal program to introduce digital broadcasting throughout Russia by 2015. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the First multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, one regional channel that will be selected by regional government authorities and a new Russian public channel—ORT), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this First multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor)announced the terms of a tender for a Second multiplex, the results of which were announced on December 14, 2012. In total, 18 networks took part, including all three of our networks: CTC, Domashny and Peretz. A total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. On March 14, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS under the agreements by each of the CTC and Domashny channels is approximately $0.7 million. Fees payable to RTRS for 2014 and beyond will be calculated on an annual basis according to rates set by RTRS.

        Governmental authorities have also announced that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2017. It is expected that the Second multiplex will be available to approximately 97.6% of the Russian population.

        In addition, governmental authorities announced plans to introduce a third multiplex which is supposed to cover only cities with populations of more than 50,000 people and is expected to be available to approximately 64% of the Russian population, and indicated that the that structure of the third multiplex and terms of participation in it as well as terms of the tender for the third multiplex will be determined by governmental commission in the beginning of 2014.

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

  •
  Viewers may not acquire television-sets or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. In the absence of "must-carry" obligations for cable operators, this could lead to a decline in the overall number of households viewing free-to-air television and, as a result, our viewer ratings.

  •
  Our Peretz channel may not be able to compete effectively if it is not included in the third multiplex, as its technical penetration could decrease when free-to-air analog broadcasting is terminated and could be limited, at a maximum, to the level of overall cable penetration. Currently, cable penetration in Russia among cities with more than 100,000 residents is approximately 60%, which is lower than Peretz channel's current overall technical penetration of approximately 84%. With respect to the third multiplex, it is unclear what requirements the channels are supposed to meet in order to be included in that multiplex.

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

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2012, we incurred approximately $26 million of such expenses; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees once the second multiplex is fully introduced. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

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

        The federal law "On regulation of production and distribution of ethanol, alcohol and drinks containing alcohol" classifies beer and all drinks containing alcohol as alcoholic drinks, and in turn prohibits the advertising of such drinks on television. As a result, effective July 2012, we are no longer able to broadcast ads for beer and drinks containing beer on our channels. We were able to adjust our advertising sales so as to avoid a negative impact on our revenues in 2012 and the first nine months of 2013.

        The law, "On protection of children from harmful information", which came into effect on September 1, 2012 prohibits the distribution of any information that may be harmful to children , such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 1, 2012 all our programs have been labeled in accordance with this new law. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

        In April 2013 a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the administrative code, prohibiting the use of abusive language in mass media. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we can not guarantee that we will not be faced with claims that we have violated this new law or that we will be able to defend these claims successfully.

        In October 2013, a new law came into force amending the law on advertising as well as the Administrative Code in respect of advertising biologically active additives (BAA) and imposing sanctions for inappropriate advertising thereof. According to the new law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such

BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect that these amendments will affect our business significantly, since we have editorial control over commercials we broadcast, but we can not be sure that we will not receive any claims in the future, since there is no legal practice in implementing these amendments and there are no court interpretations of them.

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

        TNS Russia currently weights the panel of measured cities based on broadcasters' technical penetration in a group of 164 cities (the so-called "establishment survey"). The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that group, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

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

        The anticipated transition to digital broadcasting discussed above may also result in changes in the TNS measurement system, including a re-weighting of the panel cities, to reflect increased penetration of Russian channels after the rollout period. In response to the Russian digitalization program, TNS plans to change its measuring parameters to the "total urban population" by 2017. At the moment the key parameters of "total urban population" measurement are not determined. The transition to the "total urban population" will likely affect all market participants. We cannot predict the impact of any such changes at this time.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC,

Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. The Company's management, in consultation with the BOD, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment. The Company's management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of September 30, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51.5 million, $26.3 million and $58.9 million, respectively. Any decrease in cash flow projections could adversely impact the fair value of its reporting units and related goodwill or intangible assets, and the Company would then record impairment charges.

        In addition, the fair value of the goodwill attributable to our production operating unit is highly sensitive to the volume and quality of in-house programming that is expected to be produced and sold to our channels for broadcast. We continue to support further development of in-house production in order to secure a steady supply of high-quality original programming, particularly in the key timeslots, given the strong competition from other channels for quality content. Our management, in consultation with the Board of Directors, is in the process of reviewing the current economic model for our production unit, as management believes that control and ownership of content is becoming increasingly important. Changes in the economic model for in-house production model may result in downward revisions of the long-term cash flow projections of the in-house production unit in response to increased competition, as a result of which we may be required to record an impairment of production unit goodwill by the end of 2013. As of September 30, 2013, the carrying value of production unit goodwill was approximately $30.2 million.

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

        The ruble has experienced significant fluctuations against the dollar in recent years. In the three months ended September 30, 2013, the Russian ruble appreciated against the US dollar by 1%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2012. In the nine months ended September 30, 2013, the Russian ruble depreciated against the US dollar by 6%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2012. Should the Russian ruble significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of September 30, 2013, was approximately $7 million.

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

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently had a standard term of ten years. We also hold a so-called "universal licenses", for each channel which permits the channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. However, we anticipate that analog licenses will be relevant until the full transition to digital broadcasting is complete.

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

        While we encourage our channels to obtain content from our in-house production unit, we do not place restrictions on their ability to obtain content from third parties that meets the channel's programming criteria. As a result, our in-house production unit must compete against other sources of programming, including on price and quality. Although we produce part of our original programming in-house, we continue to rely on third-party production houses to produce a significant portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In third quarter 2013, Channel One had an average audience share of 13.5%, while Rossiya 1's was 12% and NTV's was 12.7%. CTC's average audience share in third quarter 2013 was 7%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from smaller non-free-to-air and local TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.3% in 2012 and 17.2% in the nine months of 2013. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2013 we had contractual commitments for the acquisition of approximately $77.5 million in programming rights through 2013 and $117.3 million in 2014. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        The insurance industry is less developed in Russia than in other developed countries, and many forms of insurance protection common in other countries are not yet available in Russia on comparable terms. Although we have insurance covering risks of loss of satellite signal and satellite capacity, at present, we have no coverage for business interruption or loss of key management personnel. We do not maintain separate funds or otherwise set aside reserves for these types of losses. Any such loss may cause substantial disruption and may have a material adverse effect on our business, results of operations and financial condition.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of September 30, 2013, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of September 30, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        Date: November 7, 2013

CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer

        Date: November 7, 2013

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