Form 10-K
period 2013-12-31
CTC Media, Inc.
filed 2014-03-06
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52003

CTC MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1869211 (I.R.S. Employer Identification No.)
31A Leningradsky Prospekt 125284 Moscow, Russia (Address of Principal Executive Offices)	N/A (Zip Code)

Registrant's telephone number, including area code: +7-495-785-6333

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Global Select Market

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $643,985,421. The registrant has no non-voting stock.

          There were 155,710,719 shares of common stock, $.01 par value per share, of the registrant outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2013, a definitive proxy statement for our 2014 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

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

PART I

Item 1.    Business.

Overview

        We currently operate three Russian television channels and one Kazakh channel:

  •
  CTC—our flagship channel, offering entertainment programming for the whole family and principally targeting 10–45 year-old viewers (previously 6–54 year-old viewers in 2012 and 2011);

  •
  Domashny—a channel principally focused on 25–59 year-old female viewers (previously 25-60 year-old female viewers in 2011). Domashny's programming focuses on women's lifestyle programming;

  •
  Peretz—a channel principally targeting 25–49 year-old viewers (previously 25–59 and 25-54 year-old viewers in 2012 and 2011, respectively) and focusing primarily on edgy, thrilling and action content;

  •
  Channel 31—a Kazakh channel principally targeting 6-54 year-old viewers.

        Approximately 100 million people are within the coverage of CTC's signal, approximately 63 million people are within the coverage of Domashny's signal, and approximately 61 million people are within the coverage of Peretz's signal.

        We generate substantially all of our revenues from the sale of television advertising. In 2013, our national Russian television advertising market share was approximately 17%. CTC's average overall audience share was 6.7% and its average audience share in its then-target demographic was 11.3%, making CTC the third most-watched channel in Russia among 10–45 year-old viewers. Domashny's average overall audience share was 2.5%, and its average audience share in its then-target demographic was 3.5%. Peretz's average overall audience share was 2.0%, and its average audience share in its then-target demographic was 2.4%.

        We were incorporated in 1989 and commenced television operations in May 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In December 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from our center in Moscow. We launched Domashny in March 2005 and acquired Peretz channel and Channel 31 in 2008. Additionally, in 2014, we plan to launch through cable and satellite our fourth Russian television channel—CTC Love, focusing on love and relationships and targeting 11-34 year-old viewers.

Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertising agency or advertiser will typically place either a "fixed placement," an amount of advertising placed on a specific channel and time slot by reference to the GRPs to be delivered by that channel during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets. Since 2011, we have placed most of our advertising through our internal sales house, with outsourced software maintenance and analytical support and consulting services from Video International. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Television advertising sales" and "—Our Agreements with Video International".

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. In prior years, CTC's advertising was generally placed on the basis of our ratings in CTC's target audience, the 6–54 year-old demographic. Domashny focused primarily on 25–59 year-old female viewers and Peretz focused primarily on 25–59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz channels were narrowed to "all 10–45" and "all 25–49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. In 2013, approximately 31% of our total advertising revenues were generated in the fourth quarter.

        Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

        Principal network television advertisers.    In 2013, approximately 300 advertisers purchased national advertising on CTC, Domashny and Peretz. The top ten advertisers, in the aggregate, represented approximately 34% of our total advertising revenues for the three channels together, and included many of the multinational companies that are the largest advertisers in the Russian national television advertising market. We do not believe that we are dependent on any single or small number of advertisers for a material portion of our revenues.

        The following table shows an allocation of advertising spending on CTC Media's channels by category:

Category	2011	2012	2013
Food and beverages	23%	26%	26%
Cosmetics and personal care products	18%	18%	19%
Pharmaceuticals and vitamins	12%	13%	16%
Telecoms	7%	8%	7%
Appliances	6%	4%	4%
Detergents	4%	4%	4%
Retail	5%	4%	4%
Auto	3%	4%	4%
Finance	3%	2%	2%
Beer	5%	3%	0%
Other goods and services	14%	14%	14%

TOTAL	100%	100%	100%

  Other Businesses

        We also derive revenue through the sale of our programming and sublicensing of programming content. In addition, we are continuing to develop our presence in digital media to derive revenue from our cross-platform programs and various internet properties. Our multimedia development strategy allows us to open new opportunities for scaling up the audience, promote our television brands and monetize unique content. In 2010, we launched the social TV network "Videomore", an interactive internet video platform that provides free access to licensed video content from CTC Media's Russian channels, including non-aired and third-party content. In 2011, we launched our domashniy.ru portal, an online resource that gives access to unique video content and Domashny's extensive program library as well as exclusive articles and advice from recognized experts. In 2013, we started monetization of our digital media asset, portal ctc.ru. In addition, we continue to expand internationally. In prior years, we launched our CTC-International through cable, digital and satellite providers in various countries, including those in the Baltic region, United States, Canada, Germany and Israel. In addition, since 2012, we distribute the international version of CTC channel in certain CIS countries and on the HOT BIRD™ 8 satellite area that covers countries both in Western and Eastern Europe, as well as in a number of countries in North Africa, the Middle East and Central Asia. In 2013, we launched the international version of our Peretz channel in Belarus and from the beginning of 2014 started distribution of its signal in Kyrgyzstan. Though the current subscriber base is limited, the international versions of CTC and Peretz channels open new opportunities for the execution of our expansion strategy.

Audience share and ratings

        Our Russian advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching CTC, Domashny or Peretz) and ratings (the percentage of the total population that is watching CTC, Domashny or Peretz at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors' programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

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

        The signals of all our three Russian channels are currently broadcast in each of the 77 cities in the TNS panel in which audience shares are currently measured. For more details, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2013, TNS Russia reported that 95.3% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 90.1% had the ability to receive Domashny's signal, and 85.5% had the ability to receive Peretz's signal.

        The table below presents average audience shares for 2009 through 2013 of the top five TV channels in terms of audience share:

Average Audience Shares (All 4+) of the Top-5 Channels, 2009-2013

	2009	2010	2011	2012	2013
Channel One	18.9%	17.9%	16.9%	13.9%	14.0%
Rossiya 1	17.2%	16.4%	15.5%	13.4%	12.9%
NTV	14.1%	15.5%	14.6%	14.3%	12.8%
TNT	6.9%	7.1%	7.6%	7.7%	7.2%
CTC	9.0%	8.5%	7.7%	6.9%	6.7%

        The table below provides certain key statistics about the CTC, Domashny, Peretz channels and Channel 31:

  Audience shares:

	Average All 4+ audience share
	2011	2012	2013
CTC (Russia)	7.7%	6.9%	6.7%
Domashny (Russia)	2.3%	2.6%	2.5%
Peretz (Russia)	1.7%	2.1%	2.0%
Channel 31(Kazakhstan)	14.5%	13.8%	12.1%

	Average target audience share
	2011	2012	2013
CTC (All 10-45)	12.1%	11.0%	11.3%
Domashny (All 25-59 female)	3.2%	3.6%	3.5%
Peretz (All 25-49)	2.1%	2.7%	2.4%
Channel 31(All 6-54)	15.9%	14.7%	13.2%

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

        Demographic targets.    Although we seek to maximize our audience share on the CTC channel among the entire viewing population (considered to be those age 4 and older, or "4+"), we have historically focused principally on viewers in the 6–54 age group. Since January 2013, CTC has refocused on 10 to 45 year-old viewers. In Russia, as in more mature advertising markets, the 10–45 age group is most responsive to advertising. Viewers in the 45+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income. In 2013, CTC channel maintained the third place in Russia in its new target demographic of 10–45 year-old viewers.

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

        We have positioned Peretz channel as an action entertainment network focusing primarily on edgy, thrilling and action content. In 2012, Peretz channel focused primarily on 25–59 year-old viewers. Beginning January 2013, Peretz targets 25 to 49 year-old viewers.

        The decision to narrow the target audiences of CTC and Peretz channels primarily reflects our expectation that these channels will continue to deliver higher audience shares and more advertising inventory in the new demographics.

        Acquisition of content rights.    The core of our programming strategy is an appropriate balance between local production and the best foreign content, with an emphasis on unique series and sitcoms developed through our in-house team. Historically, we have not maintained a significant program library of owned titles, however we always ensure that we license a local production with a set of rights that satisfy the needs of the Company's businesses and are the most effective in terms of marginality.We carefully plan our acquisitions to ensure our access to desirable TV products on the most favorable terms possible. A number of studios and distributors pre-sell licenses to Russian and foreign films well in advance of the theatrical release in Russia. Many studios and distributors require clients to license packages of films or series bundling less popular titles with titles that are expected to be particularly successful. We seek to limit the volume of less popular non-prime time content within the packages being acquired.

        Emphasis on Russian content.    We believe that our emphasis on television series and shows produced in Russia is an important factor in maximizing our loyal audience and driving audience share. We develop original individual programs, long-running series, sketchcoms, sitcoms, adaptations of international formats and locally developed shows, in collaboration with independent production companies located in Russia. Some of our production is carried out in conjunction with foreign studios or rights holders.

        Through these licensing and production arrangements, we obtain access to the formats of existing foreign series (including plotlines, scripts and characters), and then translate and rework them to maximize their appeal to Russian audiences. The licensor also provides production experts who supervise pre-production and the early stages of production. Our programming departments work with the licensor's writers or with the production company to adapt the scripts to Russian tastes and culture. Our programming team itself or along with an external production company undertakes the actual production, which includes set design, filming, pre- and post-production activities. Our programming departments are integrally involved in all steps in this process.

        International content.    We have developed important relationships with suppliers of content in the United States, Western and Central Europe and Latin America. We have license agreements with the majority of Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Bros. We license a broad range of feature and animation films, series, mini-series and animated programs, as well as formats of critically-acclaimed international hits for adaptation. We also license international content from independent producers in the United States, as well as leading distributors from Europe and the U.K.

        Programming format and schedule.    We research, map and analyze our audience flow and incorporate the results into our program development, production, acquisition and scheduling strategy. The result is a differentiated programming strategy according to which we seek to assign different kinds of programming to different parts of the day and days of the week based on viewer preferences.

        One of the goals of our programming strategy is to create loyal viewing by broadcasting programs and series with strong drawing power, promoting them, and scheduling them at consistent, easy-to-remember time slots. We believe that this strategy can create a habit among viewers over time that may generate consistently high audience levels.

        CTC.    Our programming strategy for CTC focuses on entertainment and an optimal mix between Russian production and international content of interest to our target viewers. Our content strategy is family-targeted, with a core audience of women with children. We produce and acquire relatively expensive content for broadcast during prime-time slots with higher viewership and competition. We also seek to adjust our weekend schedules appropriately to reflect our viewers' schedules.

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting female viewers. The main focus on Domashny is both Russian and international series and movies, as well as original Russian content developed for Domashny, like cooking and lifestyle shows.

        Peretz.    Peretz is targeted at male audiences and focused on action, edgy and thrilling content. The key genre for Peretz channel is "reality" and shows in various formats, originally produced sketchcoms and licensed TV series and movies.

  Marketing and promotion

        Our marketing team promotes awareness of our channels among television viewers and advertisers, with an emphasis on the promotion of our prime-time lineups, premiers, special events and morning programming. Such efforts include producing on-air promotional television spots, placing commercials on national and regional radio stations, internet advertising, print advertisements, outdoor media, commercials in cinemas and marketing events.

        Our marketing team also assists our affiliates with their local marketing efforts, preparing high-quality, standardized regional marketing materials, including print advertisements, radio spots and promotional materials, which it sends to our affiliates for distribution in their regions. Our agreements with our affiliates contain provisions with respect to the marketing of our channels' programming in the local area. In particular, when broadcasting CTC, Domashny and Peretz programming, our affiliates are required to display the CTC, Domashny or Peretz logo on screen. Affiliates must also ensure that channels' programming schedules are published in the local press and are required to advertise our channels' programming in their local markets.

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

Transmission

        From our broadcasting center in Moscow our networks send their signals digitally via a dedicated fiber optic cable to a transmission center, from which they are transmitted to satellite uplinks and then by satellite retransmitted throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across nine time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to three separate satellite systems, Intelsat 15 and Horizons 2, which are owned by Intelsat and Gazcom, which is owned by Gazprom Kosmicheskie Systemy, an affiliate of state-controlled Gazprom. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years.

        Starting from 2012, our signals were converted to MPEG-4 format. The switch to the new broadcasting format provided us with the technological capability to switch to digital broadcasting at any time.

Distribution

        Our TV channels are currently distributed by means of free-to-air terrestrial broadcasting in analog format. Our signals are broadcasted by the owned-and-operated stations and unmanned repeater transmitters according to local analog broadcast licenses and universal licenses for analog frequencies in the respective regions, as well as by our independent affiliate stations and local cable operators (in the regions where we currently do not have licenses for analog frequencies). In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our current network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Pursuant to a governmental program, the existing analog broadcasting system in Russia will be replaced by digital broadcasting between 2014 and 2018. This digital broadcasting system will provide channels included in the digital multiplexes with digital frequencies across the territory of Russia. CTC and Domashny channels are included in the second digital multiplex. See below "—Transition to Digital broadcasting".

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and Peretz Television Station Groups. Our CTC Television Station Group includes 59 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 51 owned-and-operated stations and unmanned repeaters, and our Peretz Television Station Group includes 59 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or Peretz channels, including national advertising. Repeater transmitters are installed on local transmission towers and receive our channels' signals by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 63.3% technical penetration for the CTC channel (or 66.4% of its total penetration of 95.3%); 49.1% technical penetration for the Domashny channel (or 54.5% of its total penetration of 90.1%); and 54.1% technical penetration for the Peretz channel (or 63.3% of its total penetration of 85.5%).

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our channels' programming and national advertising. Our independent affiliates provide 32% technical penetration for CTC channel (or 33.6% of its total penetration of 95.3%); 41% technical penetration for Domashny channel (or 45.5% of its total penetration of 90.1%); and 31.4% technical penetration for Peretz channel (or 36.7% of its total penetration of 85.5%). All independent affiliates of our three channels have signed written agreements with us that generally require them to broadcast our signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term.

        We have no ownership interest in our independent affiliates. These independent affiliates benefit from the CTC, Domashny and Peretz brands and content in selling their own local advertising, and provide us with a leveraged means of extending the coverage of our channels.

        CTC, Domashny and Peretz grant each affiliate a non-exclusive right within its territory to broadcast the channel signal, including all national advertising aired by the channel. Affiliates are required to broadcast the channel signal, except during three to four half-hour "local" time blocks per day and designated local advertising windows throughout each time slot during the day. At our Domashny and Peretz channels we also pay fees to some independent affiliates for broadcasting the Domashny or Peretz signal. The affiliates have the right to fill the local time blocks with their own or licensed content, as well as with local advertising and announcements. Alternatively, the affiliates may continue to broadcast our channels' programming during these periods. We encourage them to broadcast the channel signal during the entire day (other than in local advertising windows) in order to ensure that the programming that is broadcast appeals to our target audiences.

        We seek to ensure consistent quality across our channels in order to maximize the value of our brands. Our agreements with affiliates provide for nominal financial penalties in the event that a station fails to broadcast our national programming and advertising (other than during the designated local windows). We outsource independent monitoring services and have instituted additional controls to ensure compliance by our affiliates with these requirements.

  Transition to digital broadcasting

        The Russian government has launched a federal program to introduce digital broadcasting throughout Russia. Governmental authorities have indicated that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2018. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government determined the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)),

announced milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government. In December 2012, a total of 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second digital multiplex.

        Governmental authorities have announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population (compared to the second multiplex, which will be made available to 97.6% of the Russian population), and indicated that the tender for participation in the third multiplex will be held in 2014. Currently, the terms for participation in the third multiplex have not been announced.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        CTC and Domashny have entered into agreements (on identical terms) with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format as part of the second multiplex throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by the CTC and Domashny channels in aggregate was approximately $1.2 million. Fees payable for 2014 will be determined in March 2014 according to RTRS rates and will be impacted by the timing of multiplex infrastructure rollout. We estimate that fees payable to RTRS for 2014 will be approximately $25 million for our CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees after the rollout. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses.

        Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. Also, current legislation does not provide 'must carry' obligations for cable operators (except for specially designated TV channels owned and/or controlled by the state), and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. In addition, an uncertainty exists surrounding Peretz's technical penetration and its impact on advertising revenues once the analog broadcasting system has been switched off. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

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

  Television broadcasters

        CTC, Domashny, Peretz channels and Channel 31 compete for advertising revenues with other channels on a national level and regional level. In Russia, in terms of the channels' positioning and audience profiles, CTC competes primarily with Channel One and TNT, Domashny competes primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV.

        The table below provides certain key statistics about CTC, Domashny, Peretz and certain other Russian television channels:

			Average All 4+ audience share(3)
	Technical penetration (%)(1)	Principal target audience (age)(2)
			2012	2013
Channel One	99.2	All 14–59	13.9%	14.0%
Rossiya 1	98.9	All 25+	13.4	12.9
NTV	98.3	All 18+	14.3	12.8
TNT	94.8	All 14–44	7.7	7.2
CTC	95.3	All 10–45(3)	6.9	6.7
Channel 5	93.0	All 25–59	5.2	5.7
REN-TV	92.0	All 25–59	5.2	5.1
TVC	92.4	All 18+	2.5	2.9
TV-3	87.7	All 25–59	2.5	2.7
Domashny	90.1	W 25–59(3)	2.6	2.5
Rossiya 2	90.6	M 25–59	2.3	2.3
Zvezda	84.5	All 29+	1.8	2.1
Peretz	85.5	All 25–49(3)	2.1	2.0
Disney	76.8	All 10–45	2.3	1.8
Pyatnitsa(4)	79.5	All 14–44	n/a	1.0
U(5)	84.9	All 11–34	1.0	0.9
Others free-to-air channels			3.5	3.7
Others non-free-to-air and local channels			15.5	17.2

(1)
Technical penetration among Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. See also—"Transition to digital broadcasting" above.

(2)
CTC Media estimates.

(3)
Beginning January 2013, CTC targets 10 to 45 year-old viewers. In 2013 and 2012, the audience share of CTC among 10–45 year-old viewers was 11.3% and 11.0%, respectively. Beginning January 2012, Domashny' target audience has been 25–59 year-old female viewers. In 2013 and 2012, the audience share of Domashny in this group was 3.5% and 3.6%, respectively. In 2012, Peretz targeted 25–59 year-old viewers. Beginning January 2013, Peretz targets 25 to 49 year-old viewers. In 2013 and 2012, the audience share of Peretz in 25–49 year-old viewers was 2.4% and 2.7%, respectively.

(4)
In June 2013, MTV was replaced by the channel Pyatnitsa that is focused on entertainment programs among 14–44 year-old viewers.

(5)
In 2013, Channel U rebranded and announced its new target audience of 14–39 year-old female viewers starting from 2014.

        The table below presents a comparison of CTC's average All 4+ audience shares for 2009 through 2013 with other major Russian channels:

Average Audience Shares of the Major Russian Channels, 2009-2013

	2009	2010	2011	2012	2013
Channel One	18.9%	17.9%	16.9%	13.9%	14.0%
Rossiya 1	17.2%	16.4%	15.5%	13.4%	12.9%
NTV	14.1%	15.5%	14.6%	14.3%	12.8%
TNT	6.9%	7.1%	7.6%	7.7%	7.2%
CTC	9.0%	8.5%	7.7%	6.9%	6.7%
Channel 5	1.8%	1.9%	3.1%	5.2%	5.7%
REN-TV	4.9%	4.2%	4.4%	5.2%	5.1%

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

        Channel One.    Channel One, formerly the 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One's schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series; foreign-produced programming, including series and blockbuster movies; game shows; and major sporting events, such as Olympic games, major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the "First Channel" in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters.

        Rossiya 1.    Rossiya 1, the state-owned television channel, is the second largest television broadcaster in Russia in terms of audience share. Following the partial privatization of Channel One, Rossiya 1 is a part of the 100% state-owned VGTRK group, which also includes Rossiya 2, Rossiya K and other smaller thematic channels. Rossiya 1 remains a primary source of government-sponsored news and information programs. Rossiya 1's programming schedule includes the channel's trademark program Vesti (News); political programs; a variety of Russian-produced series and made-for-television films; talk and game shows; documentaries; some foreign-produced programming, including blockbuster movies; and major sports programming including Olympic games. The channel was also one of the first Russian broadcasters to attempt its own large-scale television film production.

        NTV.    NTV's programming consists of information and entertainment programming, with a major emphasis on news, documentaries, investigative reporting programs, and Russian action and detective series and shows. NTV is controlled by Gazprom Media.

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

        Channel 5.    Channel 5 is owned by National Media Group and broadcasts news, analytical programs and documentaries, Russian series and foreign content.

        REN-TV.    REN-TV is owned by National Media Group and broadcasts news and analytical programs, documentaries, talk-shows, entertainment programs, foreign and Russian series and Hollywood movies.

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2013, there were a total of approximately 20 free-to-air TV channels and networks with nation-wide coverage. We have identified the following as other key competitors of CTC, Domashny and Peretz:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2013
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	92.4%	2.9%
TV-3	1998	Mostly foreign programming (primarily science-fiction, fantasy and mystical series, documentaries and movies)	87.7	2.7
Disney	2012	Family entertainment by combining Disney programming with original Russian TV shows	76.8	1.8

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

        As described above, the Russian government has launched a federal program to introduce digital broadcasting throughout Russia. The government has announced the following channels that will be included in the first digital multiplex: Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K,

Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR). The government also determined the following channels that will be included in the second multiplex: REN-TV, Spas, TV-3, NTV Plus Sport, MIR, Zvezda, TNT, Muz TV, as well as two of our channels, CTC and Domashny. The existing analog broadcasting system is scheduled to be switched off in stages during the rollout period, which was indicated as ranging from 2014 to 2018. The transition to digital broadcasting is expected to impact competition among the channels in terms of audience share, due to the change in technical penetration of channels included in the first and second multiplexes, as well as the change in technical penetration of channels not included in these multiplexes. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for a substantial portion of the content we broadcast.

        We have registered trademarks for the "CTC", "Domashny", "Peretz" and "CTC Media" name and logo in the Russian Federation. In 2011, we applied to the authorities for registration of our logo "Peretz" and in 2012, we applied for registration of our new CTC Network logo; we anticipate that these marks will be registered by the end of 2014. In January 2014, we received registration certificates for our new trade mark "Tz" for our Peretz channel. In 2013, we applied to the authorities for registration of our interactive internet video platform's logo "Videomore" and logo of our fourth channel "CTC Love" that we plan to launch in 2014. The registrations of "Videomore" logo and "CTC Love" logo are still pending.

        We have registered trademarks for the "CTC Media" name and logo in Australia, Singapore, Great Britain, Denmark, Norway, Ireland, Georgia, Cyprus, Hungary, Benelux, Armenia, Kazakhstan, the Democratic People's Republic of Korea, Austria, Germany, Greece, Spain, Italy, Kyrgyzstan, Lithuania, Latvia, Poland, Portugal, Serbia, Tajikistan, Turkmenistan, Finland, France, Czech Republic, Switzerland, Sweden and additional countries in accordance with the international trademark registration procedure under the Madrid Protocol. In 2013, we have also registered trademarks for the "CTC Media" name and logo in Canada.

Employees

        The following table sets forth the number of our employees as of December 31, 2013, and a breakdown by function.

Total
CEO Office	3
TV Channels	217
Regional Infrastructure	248
Finance, IR and Legal	180
Organizational Development, Administration, IT and Human Resources	151
Sales	139
Marketing	130
New Media	45
Strategy and Development	16

Total employees	1,129

Management changes

        On August 1, 2013, our Board of Directors appointed Yuliana Slashcheva as Chief Executive Officer. In December 2013, Lilia Omasheva was appointed as Chief of Operational Efficiency and Organizational Development. In January 2014, Lika Blank was appointed as Head of Domashny Channel.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, recent decreases in international oil prices have adversely affected and may continue to adversely affect the Russian economy. The current situation in Ukraine also has the potential to negatively affect our ability to sublicense certain programming in that country and may also have broader impacts on the macroeconomic environment of the region, which may adversely affect our business. Like Russia, Kazakhstan has also experienced economic instability.

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

        The Russian government has announced a federal program to introduce digital broadcasting throughout Russia by 2018. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The existing analog broadcasting system will be switched off in stages during the rollout period. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. It is expected that the second multiplex will be available to approximately 97.6% of the Russian population.

        In addition, governmental authorities announced plans to introduce a third multiplex which is supposed to cover only cities with populations of more than 50,000 people and is expected to be available to approximately 64% of the Russian population, and indicated that the structure of the third multiplex and terms of participation in it, as well as terms of the tender for the third multiplex, will be determined by a governmental commission in 2014. The terms for participation in the third digital multiplex have not been specified.

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

  •
  Our Peretz channel may not be able to compete effectively if it is not included in the third multiplex, as its technical penetration could decrease when free-to-air analog broadcasting is terminated and could be limited, at a maximum, to the level of overall cable penetration. Currently, cable penetration in Russia among cities with more than 100,000 residents is approximately 60%, which is lower than Peretz channel's current overall technical penetration of 85.5%. With respect to the third multiplex, it is unclear what requirements the channels are supposed to meet in order to be included in that multiplex.

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

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2013, we incurred $24 million of such expenses for our Russian channels; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. Governmental authorities have also indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees once the second multiplex is fully introduced. In the transition period, these transmission fees are expected to be lower and are to be paid by way of stage payments as the rollout progresses. As a result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

  •
  There may be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

        While our channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed, as discussed above, there is currently uncertainty regarding the effect of the implementation of digital broadcasting on our business models, and the digitalization of broadcasting may adversely affect our market and financial condition.

        More recently, in February 2014, the Russian press has reported that governmental authorities have indicated that analog broadcasting will not be completely switched off by 2018 as was initially planned, but instead it may be used to sustain the broadcasting opportunities for regional companies. Additionally, reports suggest that governmental authorities may require all channels included in the first and second digital multiplex to reconfigure their broadcasting signal into high definition (HD) format. These reports have not been officially confirmed or commented on by regulatory authorities as of the date of this Annual Report. However, if such decisions are implemented in the future, we will be required to reconsider our operational models and business plans in order to reflect such changes. While we do not believe such changes would impact us in the near term, we are unable to predict how such changes, if any, may affect our business, financial condition and results of operations in future periods.

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

        The law "On protection of children from harmful information", which came into effect in September 2012 prohibits the distribution of any information that may be harmful to children , such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 2012 all our programs have been labeled in accordance with this new law. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

        In April 2013, a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the administrative code, prohibiting the use of abusive language in mass media. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we cannot guarantee that we will not be faced with claims that we have violated this new law or that we will be able to defend these claims successfully.

        In October 2013, a new law came into force amending the law on advertising as well as the Administrative Code in respect of advertising biologically active additives (BAA) and imposing sanctions for inappropriate advertising thereof. According to the new law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect that these amendments will affect our business significantly, since we have editorial control over commercials we broadcast, but we cannot be sure that we will not receive any claims in the future, since there is no legal practice in implementing these amendments and there are no court interpretations of them.

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

        TNS Russia currently weights the panel of measured cities based on broadcasters' technical penetration in a group of 165 cities (the so-called "establishment survey"). The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that group, or if our technical penetration in that group of cities were to be lower than our average technical penetration.

        At the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to changes to the relative weighting of the cities in the panel, the size of which increased to 77 cities starting January 1, 2013. Furthermore, in 2013 TNS expanded the "establishment survey" from 121 cities to all cities with more than 100,000 residents (165 cities in total). According to preliminary estimates such change did not lead to any significant changes in the weighting system or have any impact on our estimated ratings.

        The anticipated transition to digital broadcasting discussed above may also result in changes in the TNS measurement system, including a re-weighting of the panel cities, to reflect increased penetration of Russian channels after the rollout period. In response to the Russian digitalization program, TNS plans to change its measuring parameters to the "total urban population" by 2017. At the moment the key parameters of "total urban population" measurement have not been determined. The transition to the "total urban population" will likely affect all market participants. We cannot predict the impact of any such changes at this time.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. Our management, in consultation with the Board of Directors, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment. Our management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of December 31, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51.6 million, $26.0 million and $57.6 million, respectively. Any decrease in cash flow projections could adversely impact the fair value of our reporting units and related goodwill or intangible assets, and we would then record additional impairment charges.

        In December 2013, we concluded that the carrying value of our production unit exceeds its fair value as a result of downward revisions of the long-term cash flow projections in respect of this unit. These downward revisions primarily reflect a reduction in the expected volume of in-house production, an expected increase in production costs as we face increased competition from other market participants for a scarce supply of quality talent, and projections of a decreased rate of growth in the Russian TV advertising market. In the fourth quarter of 2013, we recorded an impairment charge for goodwill associated with our in-house production unit in the full amount of $29.9 million. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

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

        The ruble has experienced significant fluctuations against the dollar in recent years. In 2012 and 2011, the Russian ruble appreciated by approximately 6% and depreciated by approximately 5%, respectively, against the US dollar. In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.

        In 2013, the average exchange rate was RUR 31.85 to $1.00. The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00. During the period from December 31, 2013 to March 1, 2014, the Russian ruble further depreciated against the US dollar to RUR 36.18 to $1.00. If the exchange rate between the ruble and the US dollar were further to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. The current situation in Ukraine has the potential to further negatively impact the value of the Russian ruble.

Restrictions on direct or indirect foreign ownership of Russian television companies could limit our ability to grow our business through acquisitions.

        In May 2008, the law "On foreign investments in economic entities that have strategic importance for defense and security of the state" (the "Strategic Enterprises Law") came into effect in Russia. The Strategic Enterprises Law imposes restrictions on direct or indirect non-Russian ownership in "strategically important" industries, including television broadcasters that broadcast to more than 50% of the population of a relevant constituent entity of the Russian Federation. Among other things, the Strategic Enterprises Law requires prior approval from the Commission for Control Over Foreign Investments, and potentially from the Federal Security Bureau, for the acquisition by a non-Russian entity of an interest above a certain ownership threshold in a company operating in a strategically significant sector. We, understand that such approval generally requires at least six months.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the

"Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of December 31, 2013, was approximately $6 million.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2013, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to the audience. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

The loss of licenses, or the failure to comply with the terms of licenses, could have an adverse effect on our business.

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently had a standard term of ten years. We also hold a so-called "universal licenses", which permits a channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. However, we anticipate that analog licenses will be relevant until the full transition to digital broadcasting is complete.

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

        Although we have introduced system of our broadcast monitoring covering also cities that have not been included in TNS Russia Panel, we cannot ensure that our affiliates are always consistent in their compliance with the federal advertising provisions of our agreements. If an independent affiliate breaches its obligations under our network agreement, we may face complaints from our advertising clients.

The loss of independent affiliates could result in a loss of audience share.

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

        We rely on third-party production houses to produce a significant portion of our original programs. If we are unable to continue our close working relationships with the production houses we use or to develop new relationships, our ability to air premium new Russian content may be impeded, which would likely result in a loss of audience share and therefore a reduction in our share of the television advertising market.

We may not be able to compete successfully against other free-to-air channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with niche channels or non-free-to-air channels offering competitive programming formats.

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

        On a national level, CTC competes directly with other larger broadcast networks and channels, including Channel One, as well as with the smaller networks, TNT and NTV. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2013, Channel One had an average audience share in 10-45 year-old viewers of 11.6%, while Rossiya 1's was 8.6% and NTV's was 9.0%. CTC's average target audience share in 2013 was 11.3%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

        Disney Channel launched free-to-air broadcasting in Russia in December 2011. The Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. CTC channel competes with Disney Channel for younger audiences.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from smaller non-free-to-air and local TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012 and 17.2% in 2013. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2013 we had contractual commitments for the acquisition of approximately $189.0 million in programming rights in 2014 and $29.7 million in 2015. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent, finance and legal personnel. We believe that certain competitors continue to aggressively court some of our personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        Each of our two largest stockholders, which together hold approximately 64% of our common stock, is involved in the television business in Russia.

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

        In February 2014, a new law came into force amending the Russian Constitution and merging the Higher Arbitrary court with the Higher Court, creating a new Higher Court. As of the date of this Annual Report, the new Higher Court is in the process of being established. We cannot predict the effect of this merger on judicial practice and the Russian judicial system.

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

        In April 2013, a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the administrative code, prohibiting the use of abusive language in mass media as well as increasing the penalties for doing so. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we cannot guarantee that we will not be faced with claims that we have violated this new law or that we will be able to defend these claims successfully.

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

        The Russian Civil Code, the Law on Joint Stock Companies and the Law on Limited Liability Companies generally provide that shareholders in a Russian joint stock company or limited liability company are not liable for the obligations of the company and bear only the risk of loss of their investment. This may not be the case, however, when one person (an "effective parent") is capable of determining decisions made by another (an "effective subsidiary"). The effective parent bears joint and several responsibilities for transactions concluded by the effective subsidiary in carrying out these decisions in certain circumstances.

        In addition, a parent is secondarily liable for an effective subsidiary's debts if an effective subsidiary becomes insolvent or bankrupt as a result of the action or inaction of the parent. This is the case no matter how the parent's capability to determine decisions of the effective subsidiary arises. For example, this liability could arise through ownership of voting securities or by contract. In these instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the parent that caused the effective subsidiary to act or fail to act, knowing that such action or inaction would result in losses. Accordingly, in CTC Media's position as a parent, it could be liable in some cases for the debts of its effective subsidiaries. Although the total indebtedness of CTC Media's effective subsidiaries is currently immaterial, it is possible that CTC Media could face material liability in this regard in the future, which could materially adversely affect our business and our results of operations.

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

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. For example, the current circumstances involving Ukraine may have deleterious macroeconomic and other effects on the regions in which we operate, including, among other things, increased volatility in foreign currency values and a weaker overall business environment.

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

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

  •
  fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

  •
  changes in estimates of our financial results or recommendations by securities analysts;

  •
  changes in market valuations of similar companies;

  •
  extraordinary expenses or charges in particular periods, including material impairment losses;

  •
  changes in economic, political and market conditions in Russia and globally;

  •
  changes in the audience shares of our networks;

  •
  changes in the structure of advertising sales in Russia;

  •
  public announcements by industry experts regarding trends in advertising spending in Russia and globally; and

  •
  announcements regarding our acquisition activities, if any.

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of March 6, 2014, approximately 37% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of March 6, 2014, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of approximately 64% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We own a building in Moscow with office, production and operations space of approximately 3,300 square meters. We launched our digital broadcasting complex in 2011 in this facility, equipped with cutting, sound recording, airing and quality control equipment as well as a digital archive. We have invested in total approximately $17 million in this project. We also lease approximately 9,500 square meters of office space in Moscow.

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

Period	High	Low
2013
First quarter	$12.28	$8.09
Second quarter	$13.03	$11.12
Third quarter	$12.59	$10.47
Fourth quarter	$13.90	$10.55
2012
First quarter	$11.46	$8.55
Second quarter	$11.20	$7.75
Third quarter	$9.49	$7.06
Fourth quarter	$9.48	$7.75

        As of December 31, 2013, there were three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        We did not purchase any shares of our common stock in 2011 and 2012. In 2013, we repurchased 2,500,000 shares of our common stock in the market for use under our 2013 Equity Incentive Plan (the "Plan") at an average price of $11.89 per share for a total of $29.7 million. We believe this program will have the benefit of limiting dilution of our shareholders' equity following the grant of awards under the Plan.

        The closing price for our common stock on December 31, 2013, which is the last business day of our most recently completed fiscal year, was $13.90.

        During 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 8, 2013
April 30, 2013	$0.16	$25,216	June 3, 2013	June 26, 2013
August 2, 2013	$0.16	$24,914	September 2, 2013	September 26, 2013
November 5, 2013	$0.16	$24,914	December 2, 2013	December 24, 2013

        During 2012, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
February 24, 2012	$0.13	$20,561	March 15, 2012	March 30, 2012
April 27, 2012	$0.13	$20,561	June 1, 2012	June 27 - 28, 2012
July 31, 2012	$0.13	$20,561	September 1, 2012	September 27, 2012
November 1, 2012	$0.13	$20,561	December 1, 2012	December 27, 2012

        On March 5, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27 million in total. The record date is March 19, 2014 and the payment date is on or about March 28, 2014. Our Board currently intends to pay further dividends in each of the following quarters of 2014. Although it is the Board's current intention to declare and pay these three future dividends, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as our earnings, financial position and cash requirements.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2009	2010	2011	2012	2013
	(in thousands of US dollars, except share and per share data)
Statement of Income Data:
REVENUES:
Advertising	$483,945	$562,102	$747,451	$775,806	$806,499
Sublicensing and other revenues	22,168	39,183	18,909	29,140	25,604

Total operating revenues	506,113	601,285	766,360	804,946	832,103

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below, and exclusive of depreciation and amortization, and exclusive of stock-based compensation)	(32,088)	(37,547)	(43,684)	(45,357)	(46,658)
Selling, general and administrative (exclusive of depreciation and amortization and exclusive of stock-based compensation)	(58,526)	(69,849)	(165,176)	(181,266)	(174,224)
Stock-based compensation expense	(47,607)	(34,005)	(18,318)	(4,779)	(1,834)
Programming expenses	(185,224)	(239,030)	(292,466)	(317,136)	(338,703)
Depreciation and amortization	(11,454)	(13,736)	(17,649)	(24,018)	(33,116)
Impairment loss	(18,739)	—	(106,382)	(82,503)	(29,869)

Total operating expenses	(353,638)	(394,167)	(643,675)	(655,059)	(624,404)

Operating income	152,475	207,118	122,685	149,887	207,699
Foreign currency gains (losses)	(4,555)	1,820	2,034	1,762	1,658
Interest income	6,087	6,018	7,222	9,522	11,615
Interest expense	(6,959)	(1,169)	(542)	(749)	(768)
Other non-operating income, net	1,060	2,789	4,667	2,852	26
Equity in income of investee companies	537	490	853	1,415	1,266

Income before income tax	148,645	217,066	136,919	164,689	221,496

Income tax expense	(45,626)	(66,034)	(76,403)	(64,873)	(61,335)

Consolidated net income	$103,019	$151,032	$60,516	$99,816	$160,161

Income attributable to noncontrolling interest	$(2,630)	$(5,301)	$(7,398)	$(6,753)	$(7,821)

Net income attributable to CTC Media, Inc. stockholders	$100,389	$145,731	$53,118	$93,063	$152,340

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.66	$0.94	$0.34	$0.59	$0.97

Diluted	$0.64	$0.93	$0.34	$0.59	$0.97

Weighted average common shares outstanding:
Basic	152,223,165	155,576,658	157,224,782	157,995,346	156,889,533

Diluted	157,452,763	156,092,038	158,011,659	158,062,250	156,932,452

Dividends declared per share	$—	$0.51	$0.82	$0.52	$0.63

	December 31,
	2009	2010	2011	2012	2013
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$84,441	$59,565	$12,331	$55,181	$30,574
Short-term investments	39,072	117,457	117,233	131,449	180,337
Intangible assets, net	205,851	218,001	197,472	119,339	90,306
Goodwill	233,042	244,824	165,566	177,950	135,276
Programming rights, net	143,611	170,659	199,081	255,292	293,999
Working capital(1)	134,914	218,859	197,071	298,313	311,910
Total assets	849,677	997,723	893,717	985,574	970,976
Short-term loans and bank overdraft	28,278	—	16,941	13,181	3,390
Total stockholders' equity	663,824	794,641	697,208	762,926	734,116

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2009	2010	2011	2012	2013
CTC Channel Operating Data:
Average audience share	9.0%	8.5%	7.7%	6.9%	6.7%
Technical penetration	90.7%	93.7%	94.7%	95.1%	95.3%

	Year ended December 31,
	2009	2010	2011	2012	2013
Domashny Channel Operating Data:
Average audience share	2.2%	2.3%	2.3%	2.6%	2.5%
Technical penetration	76.4%	81.6%	84.9%	88.5%	90.1%

	Year ended December 31,
	2009	2010	2011	2012	2013
Peretz Channel Operating Data:
Average audience share	2.0%	1.9%	1.7%	2.1%	2.0%
Technical penetration	68.4%	72.5%	80.1%	83.8%	85.5%

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

Executive Summary

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2011	2012	2013	2011	2012	2013	2012 to 2011		2013 to 2012
		(in thousands)		% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Total operating revenues	$766,360	$804,946	$832,103	100%	100%	100%	5%	10%	3%	7%

Including:
Advertising revenues	747,451	775,806	806,499	98%	96%	97%	4%	9%	4%	7%

Total operating expenses	$(643,675)	$(655,059)	$(624,404)	84%	81%	75%	2%	8%	(5)%	(2)%

Including:
Direct operating expenses	(43,684)	(45,357)	(46,658)	6%	6%	6%	4%	10%	3%	5%
Selling, general and administrative expenses	(165,176)	(181,266)	(174,224)	22%	23%	21%	10%	16%	(4)%	(1)%
Programming expenses	(292,466)	(317,136)	(338,703)	38%	39%	41%	8%	14%	7%	10%
Stock based compensation expense	(18,318)	(4,779)	(1,834)	2%	1%	0%	(74)%	(73)%	(62)%	(61)%
Depreciation and amortization	(17,649)	(24,018)	(33,116)	2%	3%	4%	36%	44%	38%	41%
Impairment loss	(106,382)	(82,503)	(29,869)	14%	10%	4%	(22)%	(25)%	(64)%	(62)%

Operating income	$122,685	$149,887	$207,699	16%	19%	25%	22%	29%	39%	44%

Foreign currency gains	2,034	1,762	1,658				(13)%	(8)%	(6)%	(3)%
Interest income, net	6,680	8,773	10,847				31%	39%	24%	26%
Other non-operating gains	5,520	4,267	1,292				(23)%	(18)%	(70)%	(67)%

Income before income tax	$136,919	$164,689	$221,496	18%	20%	27%	20%	27%	34%	38%

Income tax expense	(76,403)	(64,873)	(61,335)				(15)%	(10)%	(5)%	(3)%

Consolidated net income	$60,516	$99,816	$160,161	8%	12%	19%	65%	74%	60%	73%

Less: Income attributable to noncontrolling interest	$(7,398)	$(6,753)	$(7,821)				(9)%	(3)%	16%	23%

Net income attributable to CTC Media, Inc. stockholders	$53,118	$93,063	$152,340	7%	12%	18%	75%	85%	64%	77%

Revenues

        Total operating revenues increased by 3% in US dollar terms and 7% in ruble terms, primarily reflecting the effect of growth in the overall Russian television advertising market of 8.8%, principally due to the overall growth in advertiser demand, which was especially reflected in higher sales of Domashny and Peretz' inventory on a federal level, and greater sponsorship revenues, as well as due to the increased audience share of the CTC channel, partially offset by the effect on CTC's ratings of a decrease in overall television viewership among CTC's target audience.

        Our advertising sales accounted for approximately 97% of total operating revenues in 2013, with advertising sales increasing by 4% in US dollar terms and 7% in ruble terms compared with 2012.

        When comparing 2012 to 2011, total operating revenues increased by 5% in US dollar terms and 10% in ruble terms, primarily reflecting the impact of overall television advertising market growth of 9%. In addition, such increase reflected the net effect of increased audience shares of the Domashny and Peretz channels and lower year-on-year target audience share of the CTC channel.

        Our Russian channels' target audience shares were affected by overall audience fragmentation. All national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channel viewership in the "All 4+" category, which increased from 14.5% in 2011 to 15.5% in 2012 and 17.2% in 2013.

        CTC channel's average target audience share among 10 to 45 year-old viewers increased year-on-year in 2013 from 11.0% to 11.3%, reflecting the performance of the channel's high-rating content, new premiers and the success of the programming schedule in daytime slots, partially offset by the effect of audience fragmentation (discussed above).

        Domashny channel's target audience share among 25-59 year-old female viewers decreased year-on-year in 2013 from 3.6% to 3.5%, reflecting the increased competition from other channels and audience fragmentation. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment. The structural qualitative changes in the Domashny audience attracted new advertisers to the channel in 2013, including those that historically did not allocate their advertising budgets to television.

        Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in 2013 from 2.7% to 2.4%, reflecting the increased competition from other channels, audience fragmentation and relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge, dynamic and thrilling channel, with a focus on edgy action content.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in 2013 from 14.7% to 13.2%, reflecting increased competition from other channels and audience fragmentation.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses in 2011, 2012 and 2013 were affected by noncash impairment losses of $106.4 million, $82.5 million and $29.9 million, respectively. See "—Impairment loss" below.

        Net of the effect of impairment losses, our total operating expenses increased by 7% in ruble terms, of which 5 and 2 percentage points ("pp") related to increases in programming and depreciation and amortization expenses, respectively (discussed below), when comparing 2013 to 2012. In US dollar terms our operating expenses increased by 4% in 2013 compared with 2012.

        When comparing 2012 to 2011, our total operating expenses increased by 12% in ruble terms, net of the effect of impairment losses, of which 8pp and 5pp, respectively, related to increases in programming expense and selling, general and administrative expenses.

        Direct operating expenses increased by 3% in US dollar terms and 5% in ruble terms when comparing 2013 to 2012, largely reflecting the increased transmission costs related to annual raises, increased technical penetration of our channels, as well as increased digital transmission costs for CTC and Domashny channels pursuant to the rollout plan for the second multiplex starting from March 2013, partially offset by lower satellite fees due to the switch to new satellite systems.

        In connection with the planned digitalization in Russia, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider, for digital transmission for our CTC and Domashny channels. In 2013, the amount payable to RTRS by the CTC and Domashny channels in aggregate was approximately $1.2 million. Fees payable for 2014 will be determined in March 2014 according to RTRS rates and will be impacted by the timing of the multiplex infrastructure rollout. We estimate that fees payable to RTRS in 2014 will be approximately

$25 million for our CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million of digital transmission fees annually based on planned rollout deadlines, but in the transition period, these annual transmission fees are expected to be lower and are to be paid by way of installment payments as the digital multiplex rollout progresses. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS, in aggregate for all our channels. See also "—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Direct operating expenses increased by 4% in US dollar terms and 10% in ruble terms in 2012 compared with 2011, largely as a result of increased transmission and maintenance costs relating to annual raises, newly acquired stations, increased distribution fees as result of expanded operations of CTC International, one-off effect of higher satellite fees due to the switch to new satellite systems and launch of our new digital broadcasting complex.

        Selling, general and administrative expenses decreased by 4% year-on-year in US dollar terms and 1% in ruble terms when comparing 2013 to 2012. The decrease was primarily due to decreased compensation payable to Video International due to the scope of services provided in 2013, partially offset by higher salaries and benefits costs.

        When comparing 2012 to 2011, selling, general and administrative expenses increased by 10% in US dollar terms and 16% in ruble terms, primarily due to increased compensation expenses payable to Video International that were in line with the revenue dynamics, increased salaries and benefits, and higher advertising and promotion expenses for CTC, Peretz and new media businesses.

        Stock-based compensation expenses in 2013 mostly represent expenses recognized in connection with the 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting. As a condition to the receipt of an award under the 2013 Equity Incentive Plan, any employee that held an outstanding option award under our 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program. See also "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" below.

        We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan and other outstanding equity awards of approximately $3.7 million for 2014, $5.6 million for 2015, $2.2 million for 2016 and $0.2 million for 2017.

        The decrease in stock-based compensation expenses when comparing 2012 to 2011 was principally due to the departure of our former CEO at the end of 2011, certain options becoming fully vested, and the departures of several of our employees and executives during 2012.

        Programming expenses increased by 7% in US dollar terms and 10% in ruble terms when comparing 2013 to 2012, primarily reflecting a more expensive programming mix at CTC channel due to increased spending for foreign content, partially offset by airing a higher volume of less expensive locally produced hit content to support target audience share. In addition, programming cost growth reflected investments in the Domashny and Peretz programming grids to support the target audience share in response to increased competition from other channels.

        When comparing 2012 to 2011, programming expenses increased by 8% in US dollar terms and 14% in ruble terms, primarily reflecting more expensive programming mix at CTC in response to increased competition from other channels, and at Domashny, to support the channel's increased focus on younger audience.

        Depreciation and amortization expenses increased by 38% in US dollar terms and 41% in ruble terms when comparing 2013 to 2012, and increased by 36% in US dollar terms and 44% in ruble terms when comparing 2012 to 2011. Starting from October 1, 2012, our depreciation and amortization expenses include the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Russia and Kazakhstan. We estimate that the amortization charge for our broadcast licenses will be approximately $17.3, $16.4, $12.8, $9.1 and $4.1 million annually from 2014 through 2018. The estimated useful lives of analog licenses could be impacted by the availability of further information in relation to the planned transition to digital broadcasting, which could require us to change our estimate of useful lives on a prospective basis. In addition, when comparing 2012 to 2011, depreciation expenses increased due to the launch of the new digital broadcasting complex in Moscow in July 2011.

        Impairment loss of $29.9 million in 2013 relates to goodwill allocated to our in-house production unit, reflecting downward revisions of our long-term cash flow projections as a result of our in-house production restructuring that has been initiated. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". Impairment loss of $82.5 million in 2012 related to our analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting. Impairment loss of $106.4 million in 2011 related to Peretz goodwill and certain regional broadcast licenses, reflecting our decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter, and increased uncertainty in the medium-term, as well as an impairment of DTV trade name as a result of the re-branding of the channel.

        Due to the reasons discussed above and net of the effect of impairment loss our operating income increased by 2% in US dollar terms and 6% in ruble terms to $237.6 million for the full year (2012: $232.4 million; 2011: $229.1 million).

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In 2012 and 2011, the Russian ruble appreciated by approximately 6% and depreciated by approximately 5%, respectively, against the US dollar. In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.

        In 2013, the average exchange rate was RUR 31.85 to $1.00. The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00. During the period from December 31, 2013 to March 1, 2014, the Russian ruble further depreciated against the US dollar to RUR 36.18 to $1.00. If the exchange rate between the ruble and the US dollar were further to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. The current situation in Ukraine has the potential to further negatively impact the value of the Russian ruble.

        While the ongoing development and expansion of our television channels represents the core of our strategy, we also seek opportunities to expand our business through select media acquisitions that complement our existing businesses, including opportunities in Russian-speaking markets where we can effectively and efficiently leverage our management and programming resources. These acquisitions or expansion plans, if completed, could subject us to a range of additional factors that could affect our subsequent results of operations.

Television Advertising Sales

        We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all advertising broadcast on all of our channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to local clients of a number of our owned- and-operated regional stations, which are made through Video International, an external sales house. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services.

        Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. In prior years, CTC's advertising was generally placed on the basis of our ratings in CTC's target audience, the 6-54 year-old demographic. Domashny has focused primarily on 25-59 year-old female viewers and Peretz previously focused primarily on 25-59 year-old viewers. Starting from 2013, the target demographics for the CTC and Peretz channels were narrowed to "all 10-45" and "all 25-49", respectively, as part of our overall positioning strategy for these channels. These narrower demographic groups are commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2013, approximately 31% of our total advertising revenues were generated in the fourth quarter.

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

        Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian national and regional advertising sales with the exception of advertising sales to several local clients of regional stations. During 2013, we signed certain amendments to the existing agreement with Video International excluding certain services from the calculation of these fees. Our overall effective rate of compensation payable to Video International in 2013 was approximately 11% of our Russian TV advertising revenues (2012:12%).

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

        We also have an agreement with Video International for the placement of advertising on Channel 31, expiring in 2015. Under the Channel 31 agreement, the commission rate payable by us is fixed at 12.0% of gross advertising sales in years 2013 through 2015 (2012: 12.5%).

  Transition to digital broadcasting

        The Russian government has launched a federal program to introduce digital broadcasting throughout Russia. Governmental authorities have indicated that the existing analog broadcasting system will be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2018. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government then determined channels (principally state-controlled channels) that would be included in the first digital multiplex. In December 2012, an additional 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second digital multiplex.

        Governmental authorities have announced plans to introduce a third multiplex which will cover only cities with populations of more than 50,000 people and will be made available to 64% of the Russian population (compared to the second multiplex, which will be made available to 97.6% of the Russian population), and indicated that the tender for participation in the third multiplex will be held in 2014. Currently, the terms for participation in the third multiplex have not been announced.

        Our development strategy covered the eventuality that not all of our channels would be included in the second multiplex. We have already developed and approved an alternative transmission plan, which envisages the use of cable and satellite networks, as well as the internet, to provide a substantial level of technical penetration for Peretz.

        In March, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by the CTC and Domashny channels in aggregate was approximately $1.2 million. Fees payable for 2014 will be determined in March 2014 according to RTRS rates and will be impacted by the timing of multiplex infrastructure rollout. We estimate that fees payable to RTRS for 2014 will be approximately $25 million for our CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees once the rollout is complete. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of our channels in aggregate.

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

        In addition, on March 4, 2013, the Board of Directors approved an open market stock repurchase program to repurchase up to 2.5 million shares of our common stock in the market for use under the Plan. In 2013, we repurchased 2.5 million shares of our common stock at an average price of $11.89 per share for a total of $29.7 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2013. The preparation of our consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which require management's most difficult, subjective and complex judgments.

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

        Effective January 1, 2011, our own sales house serves as the exclusive advertising sales agent for all of our channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. Our sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to local clients of a number of our owned-and-operated regional stations, which continue to be made through Video International. See "—Television Advertising Sales", "—Our Agreements with Video International" above.

        We recognize our Russian advertising revenues, excluding regional advertising revenues from local clients of a number of our owned-and-operated regional stations, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in our consolidated statement of income. Advertising sales to local clients of a number of our regional stations under our agency agreements with Video International continue to be recognized net of agency commissions.

        Sublicensing revenues primarily represent revenues we earn from sublicensing our rights to programming and from licensing of internally-produced programming. Sublicensing revenues are recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we believe will be collected. As of December 31, 2011, 2012 and 2013, an allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 4%, 4% and 1%, respectively.

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

        In the fourth quarter of 2013, we recorded an impairment charge for goodwill associated with our in-house production unit in the full amount of $29.9 million as the result of of downward revisions of the long-term cash flow projections in respect of this unit. These downward revisions primarily reflect a reduction in the expected volume of in-house production, an expected increase in production costs as we face increased competition from other market participants for a scarce supply of quality talent, and projections of a decreased rate of growth in the Russian TV advertising market. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

        In addition, the planned transition to digital broadcasting could impact our assumptions used in economic models and our assessment of the fair value of our reporting units. In December 2012, our CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; our Peretz channel was not selected. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in

Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        As of December 31, 2013, we estimated that the fair values of CTC, Domashny and Peretz reporting units exceeded their carrying values by more than 10%. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of our signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of December 31, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz were $51.6 million, $26.0 million and $57.6 million, respectively.

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

        Programming expenses—Our largest operating expense consists of the amortization of the cost of programming rights. Programming rights are stated at the lower of their unamortized cost or estimated net realizable value. We report an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing.

        Our programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. We capitalize production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of film costs. Internally-produced programming is reported at the lower of unamortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage and the licensing period. Internally produced programming and purchased programming with unlimited rights are classified as non-current.

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

        Income tax—Income taxes provided for financial reporting are determined on a basis consistent with the tax filing positions we take in our tax returns in each jurisdiction, in which we are taxable. We are a US legal entity with substantially all of our operations outside the US, primarily in Russia. As a result, our tax filing positions in the US are substantially impacted by our interpretations of tax law and how they are applied in determining US taxes payable. The judgments and estimates we use may at times significantly impact our determination of taxes payable in the US.

        In 2013, we completed an assessment, with the assistance of a US tax advisor, of the application of certain US tax law provisions and changed our interpretation of certain positions taken in our historical US income tax filings. As a result, we changed our assessment of the determination of earnings and profits (E&P) from our foreign businesses used to determine the availability of foreign tax credits (FTCs) to offset US taxes otherwise payable. As a result of this review, we determined to amend our prior years' US tax returns and to take additional credits and deductions in our 2012 tax return filed in September 2013 and amended 2011-2010 tax returns filed in November 2013.

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. While we believe we have made, and continue to make, reasonable judgments in determining our tax filing positions in each jurisdiction in which we are subject to tax, views may differ as to the determination of our tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in our estimates. It is possible that adjustments from tax audits, if any, may be material to our after-tax results of operations in future periods, including interim periods in which a tax determination becomes known.

Segment Overview

        Historically, we had eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, we changed our reportable segments in the way we reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, our management and board of directors ("BOD") evaluate and manage performance of our group and make operating decisions based primarily on our three Russia-based television channels (CTC, Domashny, and Peretz) and Channel 31 in Kazakhstan. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its networks' advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. Each channel was also allocated the internal margin on programming acquired from our in-house production unit. For financial reporting purposes our other less significant operating segments are included along with our headquarters' operations in the "All Other" category.

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers (in 2012: 6-54 year-old viewers). CTC's technical penetration is 95.3% with its signal covering approximately 100 million people in Russia. CTC channel manages 59 owned-and-operated stations and repeater transmitters that provide 63.3% technical penetration (or 66.4% of the channel's total penetration of 95.3%) and has arrangements with independent affiliate stations that provide 32% technical penetration (or 33.6% of the channel's total penetration of 95.3%).

  •
  Domashny channel.  Domashny channel principally focuses on 25-59 year-old female viewers. Domashny's technical penetration is 90.1% with its signal covering approximately 63 million people in Russia. Domashny channel manages 51 owned-and-operated stations and repeater transmitters that provide 49.1% technical penetration for the Domashny channel (or 54.5% of its total penetration of 90.1%) and has arrangements with independent affiliate stations that provide 41% technical penetration (or 45.5% of its total penetration of 90.1%).

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers (in 2012: 25-59 year-old viewers). Peretz's technical penetration is 85.5% with its signal covering approximately 61 million people in Russia. Peretz channel manages 59 owned-and- operated stations and repeater transmitters that provide 54.1% technical penetration (or 63.3% of its total penetration of 85.5%) and has arrangements with independent affiliate stations that provide 31.4% technical penetration (or 36.7% of its total penetration of 85.5%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 11 independent affiliates and 67 local cable operators.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2011, 2012 and 2013

        The following table presents our revenues and operating income for the years ended December 31, 2011, 2012 and 2013 by segments:

	Year ended December 31,			Change period-to-period
	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% RUR	% USD	% RUR
Total operating revenues
CTC Channel	$572,625	$577,034	$586,434	1%	5%	2%	5%
Domashny Channel	105,231	113,290	124,838	8%	13%	10%	13%
Peretz Channel	66,215	81,184	84,264	23%	29%	4%	6%
Channel 31	16,921	22,595	25,821	34%	41%	14%	18%
All Other	5,368	10,843	10,746	102%	113%	(1)%	3%

Total	$766,360	$804,946	$832,103	5%	10%	3%	7%

	Year ended December 31,			Change period-to-period
	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% RUR	% USD	% RUR
Operating income/(loss)
CTC Channel	$234,395	$199,035	$215,976	(15)%	(10)%	9%	13%
Domashny Channel	17,302	5,277	25,633	(70)%	(67)%	386%	399%
Peretz Channel	(96,068)	(35,933)	6,358	(63)%	(64)%	(118)%	(118)%
Channel 31	4,750	2,647	5,072	(44)%	(40)%	92%	98%
All Other	(37,694)	(21,139)	(45,340)	(44)%	(40)%	114%	124%

Total	$122,685	$149,887	$207,699	22%	29%	39%	44%

        All Other.    All other revenues primarily represent revenues from the CTC-International and digital media businesses; all other operating loss primarily represents expenses of our corporate headquarters, our in-house production unit's administrative costs and goodwill impairment, and the operating results of CTC-International and digital media businesses.

CTC Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2011	2012	2013	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$572,625	$577,034	$586,434	100%	100%	100%	1%	5%	2%	5%

Including:
Advertising revenues	558,305	556,039	568,715	97%	96%	97%	0%	4%	2%	5%

Operating expenses	$(338,230)	$(377,999)	$(370,458)	59%	66%	63%	12%	16%	(2)%	1%

Including:
Direct operating expenses	(18,393)	(16,946)	(17,141)	3%	3%	3%	(8)%	(2)%	1%	4%
Selling, general and administrative expenses	(103,916)	(113,277)	(110,050)	18%	20%	19%	9%	13%	(3)%	0%
Programming expenses	(203,145)	(220,229)	(234,234)	35%	38%	40%	8%	12%	6%	9%
Depreciation and amortization	(5,499)	(8,024)	(9,033)	1%	1%	2%	46%	53%	13%	15%
Impairment loss	(7,277)	(19,523)	—	1%	3%	—	168%	158%	(100)%	(100)%

Operating income	$234,395	$199,035	$215,976	41%	34%	37%	(15)%	(10)%	9%	13%

Revenues

        When comparing 2013 to 2012 advertising revenues of CTC channel increased by 5% in ruble terms, mainly due to an overall increase in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of approximately 8.8% in ruble terms and increased audience share of 3%, partially offset by the effect on our ratings of a decrease in overall television viewership among 10-45 year-old viewers. CTC channel's audience share increased by 3% year-on-year in 2013, which was primarily due to performance of the channel's high-rating content, new premiers and the success of the programming schedule in daytime slots, partially offset by the effect of audience fragmentation.

        Advertising revenues of CTC channel increased by 4% in ruble terms when comparing 2012 to 2011, principally due to overall increases in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of 9% in ruble terms and, to a lesser extent, due to increased revenues from sponsorship, partially offset by decreased audience share of 9%. CTC channel's audience share decreased year-on-year in 2012, primarily as a result of audience fragmentation, a decreased amount of first run content, as well as the relative underperformance of certain of our programming. The decrease in audience share was partially compensated by increases in ratings due to 9% increase in overall viewership in 2012.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership among 10 to 45 year-olds, which increased from 15.9% in 2011 to 16.2% in 2012 and to 18.6% in 2013. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Sublicensing and other revenues at CTC channel increased by 47% in ruble terms when comparing 2012 to 2011, mainly due to sublicensing of our successful Russian series to broadcasters in Ukraine and Russia, and decreased by 12% in ruble terms when comparing 2013 to 2012, primarily due to the decrease in the amount of CTC prime time products sublicensed in Ukraine and Russia. Sublicensing revenues of CTC channel represent 3% from its total operating revenues in 2013. In light of the current instability in Ukraine, our ability to sublicense programming to broadcasters in Ukraine may be adversely affected in the near to medium term.

Expenses

        Total operating expenses of CTC channel increased by 16% in ruble terms when comparing 2012 to 2011 and increased by 1% in ruble terms when comparing 2013 to 2012, and were impacted by a non-cash impairment losses of $7.3 million and $19.5 million recorded in 2011 and 2012, respectively. See "—Impairment loss" below. Net of the effect of impairment losses, CTC channel's total operating expenses increased by 12% and 6% in ruble terms when comparing 2012 to 2011 and 2013 to 2012 , respectively, of which increases of 7pp and 6pp, respectively, related to an increase in programming expenses (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues were 3% in 2011, 2012 and 2013. Direct operating expenses increased by 4% in ruble terms when comparing 2013 to 2012, reflecting the joint effect of a 6pp increase in transmission and maintenance costs for our digital broadcasting infrastructure and digital transmission costs for CTC in connection with the roll-out plan of the second multiplex starting from March 2013, and increases in technical penetration, partially offset by lower satellite fees due to the switch to new satellite systems, and a 3pp decrease in integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship. See also "—Transition to digital broadcasting" above. When comparing 2012 to 2011, direct operating expenses decreased by 2% in ruble terms, primarily due to decreased salaries and benefits costs of 3pp due to lower headcount, partially offset by increases in transmission and maintenance costs due to the launch of our new digital broadcasting complex in July 2011 and higher satellite fees due to the switch to new satellite systems.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues were 18%, 20% and 19% in 2011, 2012 and 2013, respectively. Selling, general and administrative expenses remained flat in ruble terms when comparing 2013 to 2012, reflecting the joint effect of a decrease of 4pp related to compensation expenses payable to Video International due to the exclusion of certain services from compensation fees in 2013 and an increase of 3pp in salaries and benefits costs due to annual raises and transfers of some employees from other segments to the CTC channel in the middle of 2012. When comparing 2012 to 2011, selling general and administrative expenses increased by 13% in ruble terms, reflecting an increase of 5pp in salaries and benefits costs as the result of transfers of some employees from other segments to CTC channel in the middle of 2012 and an increase of 5pp in compensation expenses payable to Video International that were in line with the revenue dynamics.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues were 35%, 38% and 40% in 2011, 2012 and 2013, respectively. This increase in programming expenses was mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues. Programming expenses increased by 9% in ruble terms when comparing 2013 to 2012, primarily due to increased airing of more expensive foreign content, partially offset by airing a higher volume of less expensive locally produced hit content to support target audience share. When comparing 2012 to 2011, programming expenses increased by 12% in ruble terms, primarily due to increases in the volume of foreign content resulting from the expiration of certain licenses, as well as in response to increased competition from other channels and increases in cost per hour of first-run Russian series and sitcoms aired in 2012 compared to 2011, partially offset by higher write-downs of Russian series to their net realizable value in 2011 than in 2012 due to their underperformance.

        Depreciation and amortization expenses of the CTC channel as a percentage of this segment's total operating revenues were approximately flat in 2011, 2012 and 2013. When comparing 2013 to 2012, depreciation and amortization expenses increased by 15%, primarily due to the amortization of our analog broadcasting licenses for a full year in 2013. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting. When comparing 2012 to 2011, depreciation and amortization expenses increased by 53% in ruble terms, primarily due to increased depreciation, reflecting the launch of the new digital broadcasting complex in July 2011 and amortization of our analog broadcasting licenses in the fourth quarter of 2012.

Domashny Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2011	2012	2013	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$105,231	$113,290	$124,838	100%	100%	100%	8%	13%	10%	13%

Including:
Advertising revenues	104,434	111,956	123,573	99%	99%	99%	7%	13%	10%	13%

Operating expenses	$(87,929)	$(108,013)	$(99,205)	84%	95%	79%	23%	28%	(8)%	(6)%

Including:
Direct operating expenses	(9,254)	(10,184)	(11,212)	9%	9%	9%	10%	16%	10%	13%
Selling, general and administrative expenses	(24,661)	(25,102)	(24,448)	23%	22%	20%	2%	6%	(3)%	0%
Programming expenses	(46,626)	(52,490)	(55,753)	44%	46%	45%	13%	18%	6%	9%
Depreciation and amortization	(1,989)	(4,013)	(7,792)	2%	4%	6%	102%	111%	94%	99%
Impairment loss	(5,399)	(16,224)	—	5%	14%	—	201%	189%	(100)%	(100)%

Operating income	$17,302	$5,277	$25,633	16%	5%	21%	(70)%	(67)%	386%	399%

Revenues

        Advertising revenues of Domashny channel increased by 13% in ruble terms when comparing 2013 to 2012, due to an overall increase in advertiser demand, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues. The structural qualitative changes in the Domashny audience attracted new advertisers to the channel in 2013, including those that historically did not allocate their advertising budgets to television. The overall increase in advertising demand largely reflects the increase in the overall Russian television advertising market of approximately 8.8% in ruble terms in 2013. Domashny's audience share decreased by 3% when comparing 2013 to 2012 due to decreases in audience share in the first half of 2013, as the channel changed its programming grid to focus on younger audiences and enhance the commercial attractiveness of its demographic profile, increased competition from other channels and audience fragmentation.

        When comparing 2012 to 2011, advertising revenues of Domashny channel increased by 13% in ruble terms, principally due to increased audience share of 13%, and increases in overall viewership in 2012 of 9%, partially offset by decreased sellout on a federal level. The audience share increase reflecting the strong performance of our programming, primarily driven by the success of Turkish and locally produced series, as well as by the broader programming schedule.

Expenses

        Total operating expenses of Domashny channel increased by 28% and decreased by 6% in ruble terms when comparing 2012 to 2011 and 2013 to 2012, respectively, and were impacted by non-cash impairment losses of $5.4 million and $16.2 million recorded in 2011 and 2012, respectively. See "—Impairment loss" below. Net of the effect of impairment losses, Domashny channel's total operating expenses increased by 16% and 11% in ruble terms when comparing 2012 to 2011 and 2013 to 2012, respectively, of which increases of 10pp and 5pp, respectively, related to increased programming expenses and increases of 3pp and 4pp, respectively, related to increased depreciation and amortization expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat in 2011, 2012 and 2013, mainly due to increased channel revenues. Direct operating expenses of Domashny channel increased by 13% in ruble terms when comparing 2013 to 2012, of which 8pp related to an increase in transmission and maintenance costs in connection with the rollout plan of the second multiplex starting from March 2013 and increases in technical penetration, partially offset by lower satellite fees due to the switch to new satellite systems, and an increase of 2pp related to salaries and benefits costs due to annual raises and increased headcounts. When comparing 2012 to 2011, direct operating expenses increased by 16% in ruble terms, of which 14pp related to an increase in transmission and maintenance costs as a result of the launch of our new digital broadcasting complex in July 2011, and higher satellite fees during the transition period to new satellite systems.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues were 23%, 22% and 20% in 2011, 2012 and 2013, respectively. Decreases in selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues were primarily due to increased channel revenues. When comparing 2013 to 2012, selling, general and administrative expenses remained flat in ruble terms. When comparing 2012 to 2011, selling, general and administrative expenses increased by 6% in ruble terms, of which 7pp related to an increase in compensation expense payable to Video International, which were in line with revenue dynamics.

        Programming expenses of Domashny channel as a percentage of this segment's total operating revenues increased from 44% to 46% when comparing 2012 to 2011, primarily due to a more expensive programming mix, partially offset by increased channel revenues, and decreased from 46% to 45% when comparing 2013 to 2012 due to increased channel revenues. Programming expenses increased by 9% in ruble terms when comparing 2013 to 2012, due to airing of more expensive Russian content and increased volume of foreign series to support Domashny's target audience share. When comparing 2012 to 2011, programming expenses increased by 18% in ruble terms, primarily due to airing of more expensive foreign series, as well as more expensive Russian content, to support Domashny's increased focus on younger female audiences.

        Depreciation and amortization expenses of Domashny channel as a percentage of this segment's total operating revenues were 2%, 4% and 6% in 2011, 2012 and 2013, respectively. In ruble terms depreciation and amortization expenses increased by 111% and 99% terms when comparing 2012 to 2011 and 2013 to 2012, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Peretz Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2011	2012	2013	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$66,215	$81,184	$84,264	100%	100%	100%	23%	29%	4%	6%

Including:
Advertising revenues	65,592	80,656	83,241	99%	99%	99%	23%	29%	3%	6%

Operating expenses	$(162,283)	$(117,117)	$(77,906)	245%	144%	92%	(28)%	(28)%	(33)%	(32)%

Including:
Direct operating expenses	(10,080)	(10,466)	(10,832)	15%	13%	13%	4%	10%	3%	6%
Selling, general and administrative expenses	(18,054)	(23,348)	(20,473)	27%	29%	24%	29%	36%	(12)%	(10)%
Programming expenses	(32,722)	(30,242)	(34,828)	49%	37%	41%	(8)%	(3)%	15%	18%
Depreciation and amortization	(7,721)	(9,266)	(11,773)	12%	11%	14%	20%	27%	27%	30%
Impairment loss	(93,706)	(43,795)	—	142%	54%	—	(53)%	(55)%	(100)%	(100)%

Operating income (loss)	$(96,068)	$(35,933)	$6,358	145%	44%	8%	(63)%	(64)%	(118)%	(118)%

Revenues

        Advertising revenues of Peretz channel increased by 6% in ruble terms when comparing 2013 to 2012, reflecting the increase in the overall Russian television advertising market of approximately 8.8% in ruble terms, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues, partially offset by a decrease in target audience share of 11%. The decreases in Peretz audience share in the periods under review were primarily due to underperformance of certain programming during 2013, increased competition from other channels and audience fragmentation. Peretz channel is continuing to develop its positioning and programming grid to be more modern, dynamic and thrilling with a focus on edgy and action content.

        When comparing 2012 to 2011, advertising revenues of Peretz channel increased by 29% in ruble terms, principally due to an increase in target audience share of 25%, partially offset by decreased sellout on a federal level. The increase in audience share was due to better performance of our programming, primarily driven by locally produced shows as a result of the channel's repositioning in late 2011.

Expenses

        Total operating expenses of Peretz channel decreased by 28% and 32% in ruble terms when comparing 2012 to 2011 and 2013 to 2012, respectively, and were impacted by non-cash impairment losses of $93.7 million and $43.8 million recorded in 2011 and 2012, respectively. See "—Impairment loss" below. Net of the effect of impairment loss, total operating expenses of the Peretz channel increased by 12% in ruble terms when comparing 2012 to 2011, of which 10pp related to increased selling, general and administrative expenses (discussed below), and increased by 9% in ruble terms when comparing 2013 to 2012, of which 8pp related to increased programming expenses (discussed below), 4pp related to increased depreciation and amortization expenses (discussed below), partially offset by 3pp related to decreased selling, general and administrative expenses.

        Direct operating expenses of Peretz channel as a percentage of this channel's total operating revenues decreased from 15% to 13% when comparing 2012 to 2011 and remained flat when comparing 2013 to 2012, primarily due to increased channel revenues. In ruble terms, when comparing 2013 to 2012, direct operating expenses of Peretz channel increased 6%, which related to an increase in transmission and maintenance costs due to increases in technical penetration, annual raises and increased maintenance costs related to our digital broadcasting infrastructure. When comparing 2012 to 2011 direct operating expenses increased by 10% in ruble terms, of which 9pp related to an increase in transmission and maintenance expenses as a result of annual raises, launch of our new digital broadcasting complex in July 2011, higher satellite fees during the transition period to new satellite systems, and increases in technical penetration.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 27% to 29% when comparing 2012 to 2011, primarily due to increased advertising and promotion expenses and one-off legal fees, partially offset by increased channel revenues and decreased from 29% to 24%, primarily due to legal expenses and, to a lesser extent, due to increased channel revenues, when comparing 2013 to 2012.

        In ruble terms, when comparing 2013 to 2012, selling, general and administrative expenses decreased by 10%, reflecting a 9pp decrease in legal expenses. When comparing 2012 to 2011, selling, general and administrative expenses increased by 36% in ruble terms, of which an increase of 13pp related to increased one-off legal fees, an increase of 14pp related to compensation expenses payable to Video International which were in line with the channel's revenue dynamics and an increase of 5pp related to advertising and promotion expenses as the result of higher volumes of advertising campaigns due to the channel re-positioning.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues decreased from 49% to 37% when comparing 2012 to 2011, primarily due to increased channel revenues and less expensive programming mix (discussed below) and increased from 37% to 41% when comparing 2013 to 2012 due to more expensive programming mix (discussed below).

        In ruble terms, when comparing 2013 to 2012, programming expenses increased by 18%, primarily due to increases in cost and volume of locally produced sketchcoms to support the Peretz channel's focus on comedy programming. When comparing 2012 to 2011, programming expenses decreased by 3% in ruble terms, reflecting the net effect of decreased volume of foreign and Russian series and more expensive Russian programs due to changes in programming strategy resulting from the channel's re-branding at the end of 2011.

        Depreciation and amortization expenses of Peretz channel as a percentage of this segment's total operating revenues were 12%, 11% and 14% in 2011, 2012 and 2013, respectively. In ruble terms, depreciation and amortization expenses increased by 27% and 30% when comparing 2012 to 2011 and 2013 to 2012, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced the amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Channel 31

							Change period-to-period
				% of total operating revenues
	Year ended December 31,
							2012 to 2011	2013 to 2012
	2011	2012	2013	2011	2012	2013
	(in thousands)			% USD	% USD	% USD	% USD	% USD
Operating revenues	$16,921	$22,595	$25,821	100%	100%	100%	34%	14%

Including:
Advertising revenues	16,366	22,067	24,262	97%	98%	94%	35%	10%

Operating expenses	$(12,171)	$(19,948)	$(20,749)	72%	88%	80%	64%	4%

Including:
Direct operating expenses	(1,483)	(1,419)	(1,448)	9%	6%	6%	(4)%	2%
Selling, general and administrative expenses	(1,116)	(2,441)	(3,676)	7%	11%	14%	119%	51%
Programming expenses	(9,154)	(12,128)	(12,694)	54%	54%	49%	32%	5%
Depreciation and amortization	(418)	(999)	(2,931)	2%	4%	11%	139%	193%
Impairment loss	—	(2,961)	—	—	13%	—	100%	(100)%

Operating income (loss)	$4,750	$2,647	$5,072	28%	12%	20%	(44)%	92%

Revenues

        Advertising revenues of Channel 31 increased by 35% and 10% in US dollar terms when comparing 2012 to 2011 and 2013 to 2012, respectively, principally due to increased sellout and increases in regional revenues, resulting from estimated overall television advertising market growth in Kazakhstan of 11% and 8% in USD dollar terms, respectively, partially offset by 8% and 10% decreases in target audience share when comparing 2012 to 2011 and 2013 to 2012, respectively, reflecting increased competition from other channels and fragmentation.

Expenses

        Total operating expenses of Channel 31 increased by 64% and 4% in US dollar terms when comparing 2012 to 2011 and 2013 to 2012, respectively, and were impacted by non-cash impairment loss of $3.0 million recorded in 2012. See "—Impairment loss" below. Net of the effect of impairment loss, total operating expenses of Channel 31 increased by 40% in US dollar terms when comparing 2012 to 2011, of which increases of 24pp and 11pp, related to increased programming expense and selling, general and administrative expenses, respectively, and increased by 22% in US dollar terms, when comparing 2013 to 2012, of which increases of 11pp and 7pp related to increased depreciation and amortization expenses and selling, general and administrative expenses, respectively.

        Direct operating expenses of Channel 31 as a percentage of this channel's total operating revenues decreased from 9% to 6% when comparing 2012 to 2011 and remained flat at 6%, when comparing 2013 to 2012. In US dollar terms, when comparing 2013 to 2012, direct operating expenses increased by 2%.When comparing 2012 to 2011, direct operating expenses decreased by 4% in US dollar terms, of which a decrease of 9pp related to transmission and maintenance costs as a result of a Kazakh law which provides 'must carry' obligations for cable and satellite operators for selected channels in connection with the anticipated digitalization, partially offset by an increase of 3pp in salaries and benefits costs due to annual raises.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, increased from 7% to 11% when comparing 2012 to 2011, primarily reflecting increases in advertising and promotion expenses and salaries and benefits costs, decreases in reversals of tax contingencies as result of a lapse in the statute of limitations, partially offset by increased channel revenues, and increased from 11% to 14% when comparing 2013 to 2012, reflecting the joint effect of increased salaries and benefits costs (discussed below), decreases in reversals of tax contingencies and increased revenues. In US dollar terms, when comparing 2013 to 2012, selling, general and administrative expenses increased by 51%, of which an increase of 34pp related to reversals of tax contingencies recorded due to a lapse in the statute of limitations, an increase of 9pp related to an increase in benefits costs in the first half of 2013 and an increase of 3pp related to the channel's brand loyalty research costs. When comparing 2012 to 2011, general and administrative expenses increased by 119% in US dollar terms, of which an increase of 40pp related to advertising and promotion expenses as the result of more expensive advertising campaigns of locally produced series, an increase of 31pp related to reversals of tax contingencies recorded due to a lapse in the statute of limitations and an increase of 22pp related to salaries and benefits costs due to annual raises.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues remained flat at 54% in 2012 and 2011 and decreased to 49% in 2013, primarily due to increased channel revenues. In US dollar terms, when comparing 2013 to 2012 programming expenses increased by 5%, primarily due to content inflation. When comparing 2012 to 2011, programming expenses increased by 32%, primarily due to airing of more expensive locally produced Kazakh shows and Turkish content in response to increased competition.

        Depreciation and amortization expenses of Channel 31 as a percentage of this segment's total operating revenues were 2%, 4% and 11% in 2011, 2012 and 2013, respectively. In US dollar terms,

depreciation and amortization expenses increased by 139% and 193% when comparing 2012 to 2011 and 2013 to 2012, respectively, primarily due to the amortization of our analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Kazakhstan.

All Other

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2011	2012	2013	2011	2012	2013	2012 to 2011		2013 to 2012
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$5,368	$10,843	$10,746	100%	100%	100%	102%	113%	(1)%	3%

Operating expenses	$(43,062)	$(31,982)	$(56,086)	802%	295%	522%	(26)%	(21)%	75%	83%

Including:
Selling, general and administrative expenses	(21,514)	(20,026)	(16,011)	401%	185%	149%	(7)%	(2)%	(20)%	(18)%
Stock based compensation expenses	(18,318)	(4,779)	(1,834)	341%	44%	17%	(74)%	(73)%	(62)%	(61)%
Impairment loss	—	—	(29,869)	—	—	278%	—	—	100%	100%
Other expenses	(3,230)	(7,177)	(8,372)	60%	66%	78%	122%	134%	17%	21%

Operating income (loss)	$(37,694)	$(21,139)	$(45,340)	702%	195%	422%	(44)%	(40)%	114%	124%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International and digital media businesses. In 2011, 2012 and 2013, operating revenues from CTC-International amounted to $1.4 million, $3.8 million and $3.7 million, respectively, and operating revenues from our digital media businesses amounted to $1.9 million, $5.1 million and $5.9 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters and digital media businesses. When comparing 2013 to 2012, selling, general and administrative expenses decreased by 18% in ruble terms, primarily due to decreases in salaries and benefits costs in our corporate headquarters and CTC-International business, reflecting the departure of several top managers and transfer of some employees to CTC channel, as well as decreases in rent and utilities expenses as the result of reallocation of certain costs to other channels in 2013. When comparing 2012 to 2011, selling, general and administrative expenses remained approximately flat in ruble terms.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 134% and 21% in ruble terms when comparing 2012 to 2011 and 2012 to 2013, respectively, primarily due to increases in direct operating and programming expenses as the result of higher investments in our digital media businesses.

        Our stock-based compensation expenses for the year ended December 31, 2013, mainly represent expenses recognized in connection with the 2013 Equity Incentive Plan approved by our stockholders at the 2013 Annual Meeting. See "—2013 Equity Incentive Plan; Options Exchange; Stock Repurchase Program" above. Our stock-based compensation expenses for the years ended December 31, 2011 and 2012, related to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. The decrease in stock-based compensation expenses when comparing 2012 to 2011 was principally due to the departure of our former CEO at the end of 2011, certain options becoming fully vested, and the departures of several of our employees and executives during 2012.

        Impairment loss of $29.9 million in 2013 relates to goodwill allocated to our in-house production unit, reflecting downward revisions of our long-term cash flow projection in respect of this unit due to reduction in the expected volume of in-house production, an expected increase in production costs and projections of a decreased rate of growth in the Russian TV advertising market. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

  Impairment loss

        The following table summarizes impairment losses recorded as a result of our impairment reviews:

	Impairment losses recorded
	2011	2012	2013
Broadcasting licenses:
Peretz regional and umbrella analog licenses	$10,882	$43,795	—
CTC analog regional licenses	7,278	19,523	—
Domashny analog regional licenses	5,398	16,224	—
Channel 31 analog license	—	2,961	—
Total analog broadcasting licenses	$23,558	$82,503	—

Peretz Network's goodwill	$71,688	—	—

Production unit's goodwill	—	—	$29,869

DTV trade name	$11,136	—	—

Total impairment losses	$106,382	$82,503	$29,869

Income tax effect	(6,939)	(16,501)	—

Total effect on consolidated net income	$99,443	$66,002	$29,869

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

        On August 22, 2012, the government created an advisory council representing major broadcasters, including our company, in order to develop principles of implementation of governmental initiatives in the media industry, such as the digitalization project. On October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second multiplex. Governmental authorities have also announced that the existing analog broadcasting system will be switched off at stages during the rollout period, and indicated regional deadlines ranging from 2014 to 2018.

        In light of these events, we have determined that the lives of our analog broadcasting licenses are no longer indefinite. Accordingly, we tested our broadcasting licenses for impairment as of September 30, 2012, and commenced amortization from October 1, 2012. The decrease in cash flow projections expected from analog broadcasting licenses, due to the revision of the useful lives of these licenses from indefinite to expected terms ranging from 2014 to 2018, resulted in impairment losses of $82.5 million.

  Impairment reviews during 2013

  Goodwill of production reporting unit

        The goodwill allocated to our in-house production unit is highly sensitive to the volume of programming that is expected to be produced and sold to our channels for broadcast. Although we encourage our channels to obtain content from our in-house production unit, the channels are not required to acquire any minimum amount of programming from the in-house unit, and may choose to commission programming from third parties. As a result, the in-house production unit must compete against other sources of programming, including on price and quality. The competition is intense in Russia for talented creative people.

        Following the appointment of new leadership in August 2013, we undertook a review of the economic model for our in-house production unit and are currently engaged in restructuring our in-house production operations to better align its structure with the current and future needs of our channels. While not complete, this restructuring is expected to result in closer alignment of creative talent to each of our channels. It is further anticipated that the delivery of in-house content to our channels will be accomplished through closer partnerships and strategic alliances with third-party production companies. We believe these steps will better enable us to operate in the competitive broadcast TV market in Russia and to continue to broadcast content that is attractive to our target audiences.

        Based on this restructuring initiative, changes in the economic model for in-house production were approved by the Board of Directors in December 2013. Based on these changes, we have concluded that the carrying value of the goodwill associated with our in-house production unit exceeded its fair value as a result of downward revisions of the long-term cash flow projections in respect of this unit. These downward revisions primarily reflect a reduction in the expected volume of in-house production, an expected increase in production costs as we face increased competition from other market participants for a scarce supply of quality talent, and projections of a decreased rate of growth in the Russian TV advertising market.

        Accordingly, in the fourth quarter of 2013, we recorded an impairment charge for goodwill associated with our in-house production unit in the full amount of $29.9 million.

  Goodwill of CTC, Domashny and Peretz reporting units

        We also performed an annual analysis for goodwill impairment. As of December 31, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $51.6 million, $26.0 million and $57.6 million, respectively. The transition to digital broadcasting impacted our assumptions used in economic models and our assessment of the carrying value of the goodwill. Two of our Russian channels, CTC and Domashny, have won a tender to be included in the second digital multiplex. Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, we believe the most significant of these uncertainties is the overall operating costs during (and following) the transition to digital broadcasting.

        In addition, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, we may need to further revise the projected cash flows for Peretz reporting unit, which could adversely impact the fair value of its goodwill.

        Currently, we believe the most significant of uncertainties are the following:

        Advertising revenues—The anticipated digitalization may affect broadcasters' position within the television marketplace, which may negatively impact the audience shares of our channels. In addition, viewers may not acquire televisions or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. In the absence of 'must carry' obligations for cable operators, this could lead to a decline in our viewer ratings and the overall number of households viewing free-to-air television.

        Operating costs—We could incur significant transmission costs associated with digital broadcasting. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees. In the transition period, these transmission fees are expected to be lower and are to be paid by way of staged payments as the rollout progresses. There may be other unanticipated expenses that we encounter during the transition and subsequently. In addition, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

        There may be other risks and expenses that we encounter during and subsequent to the transition that we are unable to anticipate at this time that could be material to our future financial position and results of operations. While the models used in our assessments of our reporting units in impairment testing incorporate changes in assumptions regarding revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future. See also "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetize".

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

  Interest income

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Interest income	$7,222	$9,522	$11,615

        Our interest income consists primarily of interest earned on our cash balances and short-term investments. The increase in interest income was primarily due to an increase in average deposit balances. See "Item 8. Financial Statements and Supplementary Data—Note 4, Cash and cash equivalents and short-term investments; Bank overdraft."

  Other non-operating income, net

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Other non-operating income	$4,667	$2,852	$26

        In 2011, we recognized bargain gains totaling $3.7 million in conjunction with acquisitions of regional stations. In 2012, other non-operating income primarily includes reversals relating to Channel 31 Group tax penalties and fines recorded due to a lapse in the statute of limitations.

  Equity in income of investee companies

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Equity in income of investee companies	$853	$1,415	$1,266

        Under the equity method, we record our interest in the results of operations of regional stations over which we do not have effective control as an investment rather than consolidating their results with our results of operations, reflecting a portion of net income commensurate with our ownership stake in them.

  Income tax expense

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Income tax expense	$(76,403)	$(64,873)	$(61,335)

        In 2011, our effective tax rate was approximately 56% and was impacted by the effect of the impairment losses recognized to Peretz goodwill, DTV trade name and to certain regional broadcasting licenses totaling $106.4 million. See "—Impairment loss" above and "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". The impairment losses decreased our income before tax by $106.4 million and decreased our income tax expense by $6.9 million. Excluding the impairment losses, our effective tax rate for 2011 would have been 34%.

        In 2012, our effective tax rate was approximately 39% and was impacted by the effect of the impairment loss recognized in the third quarter of 2012 in respect of the revision of the useful lives of our broadcasting licenses. See "—Impairment loss" above. The impairment loss decreased our income before tax by $82.5 million and decreased income tax expense by $16.5 million. Net of the impairment loss, our effective tax rate for 2012 would have been 33%. The decrease in effective tax rate excluding impairment loss when comparing 2012 to 2011 (adjusted for impairment losses) was primarily due to decreases, as a percentage of consolidated income before tax, in stock-based compensation expense.

        In 2013, our effective tax rate was approximately 28% and was impacted by the effect of the impairment loss recognized in the fourth quarter of 2013 in respect of goodwill allocated to our in-house production unit, reflecting downward revisions of our long-term cash flow projections. See "—Impairment loss" above. The impairment loss decreased our income before tax by $29.9 million. In addition, our effective tax rate was impacted by the recognition in 2013 of foreign tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. See "Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes". Excluding these effects, our effective tax rate for 2013 would have been 31%. We applied the approach for the recognition of such tax benefits for 2013 and will apply them prospectively.

  Income attributable to noncontrolling interest

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Income attributable to noncontrolling interest	$(7,398)	$(6,753)	$(7,821)

        Income attributable to noncontrolling interest represents the share of net income of each of our consolidated owned-and-operated CTC stations that are not wholly owned, as well as of the Channel 31 Group.

  Other comprehensive income (loss) attributable to controlling interest

	Year ended December 31,
	2011	2012	2013
	(in thousands)
Other comprehensive income (loss)	$(47,691)	$43,567	$(56,152)

        The functional currency of our Russian-domiciled subsidiaries is the Russian ruble, and the functional currency for our Channel 31 Group is the Kazakh tenge. As a result, the financial statements of these subsidiaries were translated into US dollars using the current rate method. Other comprehensive loss in 2011 and 2013 primarily represent losses relating to these translations due to depreciation of the Russian ruble against the US dollar of 5% and 7%, respectively. Other comprehensive income in 2012 primarily represents income relating to these translations due to the appreciation of the Russian ruble against the US dollar of 6%.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of December 31, 2013 compared to December 31, 2012

  Trade accounts receivable, net of allowance for doubtful accounts

        Our accounts receivable increased from $30.5 million to $36.9 million from December 31, 2012 to December 31, 2013, mainly due to extended payment terms for some of our counterparties at December 31, 2013.

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2012 to December 31, 2013 of $38.7 million was primarily due to the acquisition of foreign movies and Russian series in 2013, which will be used in 2014 and thereafter, partially offset by the effect of depreciation of the Russian ruble against the US dollar and by decrease in foreign content due to expiration of certain licenses.

  Accounts payables

        The increase in accounts payable from December 31, 2012 to December 31, 2013 of $25.0 million was primarily due to the acquisition of foreign movies in 2013, which will be used in 2014 and thereafter, partially offset by the effect of depreciation of the Russian ruble against the US.

  Intangible assets and Goodwill

        Intangible assets decreased from December 31, 2012 to December 31, 2013 by $29.0 million, primarily due to the effect of the depreciation of the Russian ruble against the US dollar, and commencement of amortization of our broadcasting licenses from October 2012. See "—Impairment loss" above

        Goodwill decreased from December 31, 2012 to December 31, 2013 by $42.7 million, primarily due to the impairment loss of $29.9 million recorded in the fourth quarter of 2013 as a result of downward revisions of the long-term cash flow projections in respect of our production reporting unit, see "—Impairment loss" and "Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss", and the effect of depreciation of the Russian ruble against the US dollar.

Liquidity and Capital Resources

        Our sources of capital consist primarily of cash flows from operations. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, capital expenditures and programming commitments, income tax obligations, and anticipated dividends to our shareholders. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at risk of default by our counterparties.

        As of December 31, 2013, we had $30.6 million in cash and cash equivalents, of which approximately 42% was held in US dollar-denominated accounts. In addition, as of December 31, 2013, we had $180.3 million in deposits with maturities ranging from three to twelve months, of which approximately 1% was held in US dollar-denominated accounts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2011	2012	2013
	(in thousands)
Net cash provided by operating activities	$115,791	$157,714	$186,562
Net cash used in investing activities	(54,643)	(26,491)	(63,398)
Net cash used in financing activities	(115,024)	(88,903)	(143,925)

        Our net cash flows from operating activities were $115.8 million, $157.7 million and $186.6 million in 2011, 2012 and 2013, respectively. When comparing 2012 to 2011, the increase in net cash flows from operating activities reflected the net effect of increased advertising sales and a decrease in income taxes paid, partially offset by increased programming payments. When comparing 2013 to 2012, the increase in net cash flows from operating activities reflected the net effect of increased advertising sales and higher cash spend on the acquisition of programming. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $747.5 million, $775.8 million and $806.5 million, in 2011, 2012 and 2013, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $358.6 million, $364.2 million and $378.0 million in 2011, 2012 and 2013, respectively. The increase in cash paid for programming rights was primarily due to investments in foreign and Russian content that will be used in 2014 and thereafter, as well as the impact of content inflation. Programming expenses amounted to $292.5 million, $317.1 million and $338.7 million in 2011, 2012 and 2013, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In 2011, we paid $21.5 million related to the acquisitions of new broadcasting stations and $6.4 million of earnout payments related to our acquisition of Costafilm. In addition, we spent $19.8 million on capital expenditures, mainly on purchases of equipment and software for our new digital broadcasting center in Moscow, as well as on cable connections and leasehold improvements for new office facilities. In addition, in 2011, we placed cash deposits of $9.8 million in Russian banks. In 2012, we paid $4.0 million related to the acquisitions of new broadcasting stations and $15.6 million on capital expenditures, mainly on purchases of software for our new digital broadcasting center in Moscow and leasehold improvements for new office facilities, as well as on cable connections. In addition, in 2012, we placed cash deposits of $6.8 million in Russian banks. In 2013, we spent $6.3 million for capital expenditures and $0.5 million for acquisitions of new broadcasting stations, and placed cash deposits of $56.6 million in Russian banks.

        Cash used in financing activities includes net proceeds from or settlement of our overdraft, exercises of stock options, repurchases of our common stock and payments of dividends. In 2011, cash used in financing activities primarily includes payment of dividends in the amount of $128.9 million to our stockholders, and $6.1 million in dividends paid to minority shareholders of certain of our subsidiaries, partially offset by proceeds of $5.4 million received from the exercise of stock options and of $17.6 million in proceeds received from a bank overdraft. In 2012, cash used in financing activities primarily includes payment of dividends in the amount of $82.2 million to our stockholders, $5.8 million in dividends paid to minority shareholders of certain of our subsidiaries and settlement of a $5.5 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options. In 2013, cash used in financing activities includes payments of dividends in the amount of $98.8 million to our stockholders, $6.4 million in dividends paid to minority shareholders of certain of our subsidiaries, repurchases of the Company's common stock of $29.7 million and net settlement of $9.5 million bank overdraft and loans.

        On March 5, 2014, our Board of Directors declared a dividend of $0.175 per outstanding share of common stock, or approximately $27 million in total, to be paid on or about March 28, 2014.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2013:

	Total	2014	2015	2016	2017	2018
	(in thousands)
Acquisition of programming rights	$227,816	$189,020	$29,690	$9,106	$—	$—
Transmission and satellite fees	70,885	19,591	17,753	16,555	11,889	5,097
Leasehold obligations	37,547	7,231	7,595	7,802	8,090	6,829
Network affiliation agreements	9,593	3,026	2,998	1,823	1,746	—
Acquisition of format rights	852	852	—	—	—	—
Cable connections	2,158	1,707	451	—	—	—
Payments for intellectual rights	13,780	2,766	2,926	3,087	2,442	2,559
Other contractual obligations	22,148	4,359	4,784	4,678	4,390	3,937

Total(1)	$384,779	$228,552	$66,197	$43,051	$28,557	$18,422

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs. In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network (RTRS), a transmission provider. In 2013, we paid RTRS approximately $1.2 million in digital transmission fees for our CTC and Domashny channels combined. Fees payable to RTRS for 2014 will be determined in March 2014 according to RTRS rates and will be impacted by the timing of the multiplex infrastructure rollout. We estimate that fees payable to RTRS for 2014 will be approximately $25 million for our CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission costs after the rollout, but in the transition period, these transmission fees are expected to be lower and are to be paid by way of installment payments as the rollout progresses. We expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of our Russian channels in aggregate. In addition, governmental authorities have announced plans to introduce a third multiplex and indicated that the tender for participation in the third multiplex will be held in 2014. Currently, the terms for participation in the third multiplex have not been announced.

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

See "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. In 2013, the average exchange rate was RUR 31.85 to $1. For the year ended December 31, 2013, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $71.4 million and $41.4 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated although our reporting currency is the US dollar.

        The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00. During the period from December 31, 2013 to March 1, 2014, the Russian ruble further depreciated against the US dollar to RUR 36.18 to $1.00. If the exchange rate between the ruble and the US dollar were further to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. The current situation in Ukraine has the potential to further negatively impact the value of the Russian ruble.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In 2013, we entered into foreign exchange forward contracts for approximately $206.2 million to reduce a portion of our foreign exchange risk related to US dollar denominated payments. See "Item 8. Financial Statements and Supplementary Data—Note 17, Commitments and Contingencies—Derivative financial instruments".

        In January 2014, we entered into foreign exchange forward contracts for approximately $59.4 million to reduce a portion of our foreign exchange risk related to US dollar denominated payments.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During the three month period ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation, we concluded that as of December 31, 2013, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 6, 2014

PART III

Item 9B.    Other Information.

        None.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CTC Media, Inc.

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 6, 2014

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$55,181	$30,574
Short-term investments (Note 4)	131,449	180,337
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2012—$1,136; December 31, 2013—$483) (including accounts receivable from related parties: 2012—$227; 2013—$368)	30,549	36,875
Taxes reclaimable	29,855	22,929
Prepayments (including prepayments to related parties: 2012—nil; 2013—$3,012)	68,078	57,536
Programming rights, net (Note 6)	153,076	172,197
Deferred tax assets	31,355	30,400
Other current assets	1,860	4,373

TOTAL CURRENT ASSETS	501,403	535,221

PROPERTY AND EQUIPMENT, net	47,201	36,874
INTANGIBLE ASSETS, net (Notes 8 and 10):
Broadcasting licenses	82,276	59,676
Cable network connections	25,616	20,422
Trade names	5,708	5,332
Other intangible assets	5,739	4,876

Net intangible assets	119,339	90,306
GOODWILL (Notes 9 and 10)	177,950	135,276
PROGRAMMING RIGHTS, net (Note 6)	102,216	121,802
INVESTMENTS IN AND ADVANCES TO INVESTEES (Note 5 and 11)	5,743	5,524
PREPAYMENTS	11,522	27,602
DEFERRED TAX ASSETS	20,200	18,371

TOTAL ASSETS	$985,574	$970,976

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft and loans (Note 4)	13,181	3,390
Accounts payable (including accounts payable to related parties: 2012—$22; 2013—nil)	80,871	105,849
Accrued liabilities (Note 12) (including accrued liabilities to related parties: 2012—$2,008; 2013—$115)	23,445	20,449
Taxes payable	37,524	33,630
Deferred revenue (including deferred revenue from related parties: 2012—$134; 2013—$61)	9,048	10,223
Deferred tax liabilities	39,021	49,770

TOTAL CURRENT LIABILITIES	203,090	223,311

DEFERRED TAX LIABILITIES	19,558	13,549
COMMITMENTS AND CONTINGENCIES (Note 17)	—
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued: December 31, 2012—158,160,719; December 31, 2013—158,210,719)	1,582	1,582
Additional paid-in capital	491,925	494,122
Retained earnings	333,003	386,575
Accumulated other comprehensive loss	(68,187)	(124,339)
Less: Common stock held in treasury, at cost (December 31, 2013—2,500,000 shares) (Note 14)	—	(29,727)
Non-controlling interest	4,603	5,903

TOTAL STOCKHOLDERS' EQUITY	762,926	734,116

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$985,574	$970,976

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Year Ended December 31,
	2011	2012	2013
REVENUES:
Advertising (Note 2)	$747,451	$775,806	$806,499
Sublicensing and other revenues (including revenue from related parties of $265, $514 and $719 in 2011, 2012 and 2013, respectively)	18,909	29,140	25,604

Total operating revenues	766,360	804,946	832,103

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $13,201, $20,393 and $29,024 in 2011, 2012 and 2013, respectively; and exclusive of stock-based compensation expense of $6,242, $763 and $846 in 2011, 2012 and 2013, respectively)	(43,684)	(45,357)	(46,658)
Selling, general and administrative (exclusive of depreciation and amortization $4,448, $3,625 and $4,092 in 2011, 2012 and 2013, respectively; exclusive of stock-based compensation expense of $12,076, $4,016 and $988 in 2011, 2012 and 2013, respectively)	(165,176)	(181,266)	(174,224)
Stock-based compensation expense	(18,318)	(4,779)	(1,834)
Programming expenses	(292,466)	(317,136)	(338,703)
Depreciation and amortization	(17,649)	(24,018)	(33,116)
Impairment loss (Notes 2 and 10)	(106,382)	(82,503)	(29,869)

Total operating expenses	(643,675)	(655,059)	(624,404)

OPERATING INCOME	122,685	149,887	207,699
FOREIGN CURRENCY GAINS	2,034	1,762	1,658
INTEREST INCOME (including interest income from related parties of $1,629, nil and nil in 2011, 2012 and 2013, respectively)	7,222	9,522	11,615
INTEREST EXPENSE (including interest expense from related parties of $109, nil and nil in 2011, 2012 and 2013, respectively	(542)	(749)	(768)
OTHER NON-OPERATING INCOME, net	4,667	2,852	26
EQUITY IN INCOME OF INVESTEE COMPANIES	853	1,415	1,266

Income before income tax	136,919	164,689	221,496

INCOME TAX EXPENSE	(76,403)	(64,873)	(61,335)

CONSOLIDATED NET INCOME	$60,516	$99,816	$160,161

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(7,398)	$(6,753)	$(7,821)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$53,118	$93,063	$152,340

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.34	$0.59	$0.97

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.34	$0.59	$0.97

Weighted average common shares outstanding—basic	157,224,782	157,995,346	156,889,533

Weighted average common shares outstanding—diluted	158,011,659	158,062,250	156,932,452

Dividends declared per share	$0.82	$0.52	$0.63

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of US dollars)

	Year Ended December 31,
	2011	2012	2013
Net Income	$60,516	$99,816	$160,161
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment	(47,698)	43,616	(56,258)

Total Other Comprehensive income (loss)	(47,698)	43,616	(56,258)

Comprehensive income	$12,818	$143,432	$103,903

Less: Comprehensive income attributable to the non-controlling interest	(7,392)	(6,802)	(7,715)

Comprehensive income attributable to CTC Media, Inc. stockholders	$5,426	$136,630	$96,188

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year Ended December 31,
	2011	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$60,516	$99,816	$160,161
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(6,866)	(741)	6,191
Depreciation and amortization	17,649	24,018	33,116
Programming expenses	292,466	317,136	338,703
Stock-based compensation expense	18,318	4,779	1,834
Equity in income of unconsolidated investees	(853)	(1,415)	(1,266)
Foreign currency gains	(2,034)	(1,762)	(1,658)
Impairment loss	106,382	82,503	29,869
Changes in operating assets and liabilities:
Trade accounts receivable	15,498	(10,885)	(3,799)
Prepayments	(6,852)	(817)	(1,646)
Other assets	(4,161)	(2,972)	4,370
Accounts payable and accrued liabilities	(616)	12,637	1,406
Deferred revenue	(5,073)	890	2,231
Other liabilities	(10,205)	(2,338)	(5,798)
Dividends received from equity investees	841	1,056	1,124
Settlement of SARs and exercises of equity-based incentive awards	(598)	(35)	(242)
Acquisition of programming and sublicensing rights	(358,621)	(364,156)	(378,034)

Net cash provided by operating activities	115,791	157,714	186,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(19,780)	(15,646)	(6,336)
Acquisitions of businesses, net of cash acquired	(25,033)	(3,998)	(461)
Investments in deposits, net	(9,830)	(6,847)	(56,601)

Net cash used in investing activities	(54,643)	(26,491)	(63,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	—	(29,727)
Proceeds from exercise of stock options	5,352	4,616	454
Proceeds from (settlement of) overdraft and loans, net	17,553	(5,519)	(9,469)
Acquisition of non-controlling interest	(2,927)	—	—
Dividends paid to stockholders	(128,930)	(82,244)	(98,768)
Dividends paid to noncontrolling interest	(6,072)	(5,756)	(6,415)

Net cash used in financing activities	(115,024)	(88,903)	(143,925)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,642	530	(3,846)

Net increase/(decrease) in cash and cash equivalents	(47,234)	42,850	(24,607)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	59,565	12,331	55,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,331	$55,181	$30,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$81	$603	$639
Income tax paid	$89,042	$58,828	$66,724

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands of US dollars, except share data)

	Common stock		Treasury stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in capital	Retained Earnings		Non-controlling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2010	156,955,746	$1,569	—	$—	$457,521	$397,997	$(64,063)	$1,617	$794,641

Stock-based compensation from option awards	—	—	—	—	17,193	—	—	—	17,193
Stock options exercised	364,324	4	—	—	5,348	—	—	—	5,352
Foreign currency translation adjustment	—	—	—	—	—	—	(47,691)	(7)	(47,698)
Acquisition of non-controlling interest	—	—	—	—	1,907	—	—	299	2,206
Net income			—	—	—	53,117	—	7,399	60,516
Dividends declared	—	—	—	—	—	(128,930)	—	(6,072)	(135,002)

BALANCE AT DECEMBER 31, 2011	157,320,070	$1,573	—	$—	$481,969	$322,184	$(111,754)	$3,236	$697,208

Stock-based compensation from option awards	—	—	—	—	5,349	—	—	—	5,349
Stock options exercised	840,649	9	—	—	4,607	—	—	—	4,616
Foreign currency translation adjustment	—	—	—	—	—	—	43,567	49	43,616
Net income	—	—	—	—	—	93,063	—	6,753	99,816
Dividends declared	—	—	—	—	—	(82,244)	—	(5,435)	(87,679)

BALANCE AT DECEMBER 31, 2012	158,160,719	$1,582	—	$—	$491,925	$333,003	$(68,187)	$4,603	$762,926

Stock-based compensation from option awards	—	—	—	—	1,743	—	—	—	1,743
Stock options exercised	50,000	0	—	—	454	—	—	—	454
Repurchase of common stock	—	—	(2,500,000)	(29,727)	—	—	—	—	(29,727)
Foreign currency translation adjustment	—	—	—	—	—	—	(56,152)	(106)	(56,258)
Net income	—	—	—	—	—	152,340	—	7,821	160,161
Dividends declared	—	—	—	—	—	(98,768)	—	(6,415)	(105,183)

BALANCE AT DECEMBER 31, 2013	158,210,719	$1,582	(2,500,000)	$(29,727)	$494,122	$386,575	$(124,339)	$5,903	$734,116

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group. Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and board of directors ("BOD") evaluate and manage performance of the Company and make operating decisions based primarily on its three Russia-based television channels (CTC, Domashny, and Peretz) and Channel 31 in Kazakhstan. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its networks' advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. Each channel was also allocated the internal margin on programming acquired from the Company's in-house production unit. For financial reporting purposes the Company's other less significant operating segments are included along with the Company's headquarters' operations in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities where the Company has been deemed the primary beneficiary with power and ability to control, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Non-controlling interests represent a non-controlling shareholder's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s beneficial ownership interests in these subsidiaries as of December 31, 2011, 2012 and 2013 are presented in the table below:

	2011	2012	2013
Russian Channels
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Peretz Network	100.0%	100.0%	100.0%
CTC-Region	100.0%	100.0%	100.0%
CTC-Moscow*	100.0%	100.0%	—
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny-St. Petersburg	100.0%	100.0%	100.0%
Peretz -St. Petersburg	100.0%	100.0%	100.0%
Kazakhstan Channel
Channel 31 Group	60.0%	60.0%	60.0%

*
CTC-Moscow was merged with CTC-Region in 2013

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a 60% economic interest in the Channel 31 Group. The Company consolidates the Channel 31 Group. As of December 31, 2013, the Channel 31 Group had assets (excluding intercompany assets) totaling $25,848 and liabilities (excluding intercompany liabilities) totaling $10,228. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations during the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $2,831, $2,251 and $2,513 for 2011, 2012 and 2013, respectively.

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to Company's interpretation of current tax laws, in particular, in determination of foreign tax credits, determination of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. See also Note 13, Income taxes.

Foreign Currency Translation

        In 2011, 2012 and 2013, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income.

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

        The Company's own sales house serves as the exclusive advertising sales agent for substantially all advertising broadcast on all of its channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to local clients of a number of the Company's regional stations, which are made through Video International. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income. In 2011, 2012 and 2013, the amounts of such compensation expense included in selling, general and administrative expenses were $80,445, $85,677 and $78,321, respectively.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Agency commissions under these agreements amounted to $5,831, $6,961 and $7,146 in 2011, 2012 and 2013, respectively.

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

Programming Rights

        Programming rights are stated at the lower of their unamortized cost or net realizable value. The Company reports an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming is known or reasonably determinable, the program material has been accepted and the programming is available for airing.

        The Company's programming rights also include internally produced programming. The cost of such programming includes expenses related to the acquisition of format rights, direct costs associated with production and capitalized overhead. The Company capitalizes production costs, including costs of individuals or departments with exclusive or significant responsibility for the production of programming that can be allocated to such particular programming, as a component of programming costs. Internally-produced programming is reported at the lower of unamortized cost or fair value.

        Purchased program rights are classified as current or non-current assets based on anticipated usage and the licensing period. Internally produced and purchased programming with unlimited rights are classified as non-current.

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

        Until September 30, 2012, the Company's broadcasting licenses were determined to have indefinite lives and were subject to annual impairment reviews. As of September 30, 2012, as a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite (see Note 10, Impairment loss). Starting from October 1, 2012, the Company began to amortize the remaining balances of its broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life in the range of 2.75 to 5.75 years, depending on the region. Depending on further information about the terms of the transition to digital broadcasting, the Company may need to revise the remaining useful life of its broadcasting licenses.

        Amortizable assets, including property and equipment and finite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

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

        Assets (Liabilities) Measured at Fair Value on a Recurring Basis—The fair values of the Company's derivative assets of $916 and derivative liabilities of $176 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2012 and 2013, respectively. There were no transfers between categories during the period presented.

        Assets Measured at Fair Value on a Nonrecurring Basis—For the year ended December 31, 2011, broadcasting licenses and the Peretz umbrella license with carrying amounts of $59,716 and $53,436, respectively, were written down to their fair values of $41,458 and $48,136, respectively, resulting in impairment losses of $18,258 and $5,300, respectively, which were included in earnings for the period. In addition, goodwill related to Peretz reporting unit with a carrying amount of $130,141 was written down to its implied fair value of $58,453, resulting in an impairment loss of $71,688, which was included in earnings for the period.

        For the year ended December 31, 2012, revisions of the Company's broadcasting licenses from indefinite to finite useful lives resulted in broadcasting licenses with carrying amounts totaling $167,069 being written down to their estimated fair values totaling $84,566, resulting in impairment charges of $82,503 which were included in earnings for the period.

        In December 2013, the Company concluded that the carrying value of the goodwill associated with the Company's in-house production unit exceeded its fair value, reflecting downward revisions of the long-term cash flow projections in respect of this unit due to a reduction in the expected volume of in-house production, an expected increase in production costs and projections of a decreased rate of growth in the Russian TV advertising market. As a result, in-house production unit goodwill with a

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount of $29,869 was fully written down, resulting in an impairment loss of $29,869, which was included in earnings for the period.

        The table below represents fair value measurements on a nonrecurring basis at the dates when impairments were taken:

		Fair Value Measurement Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Broadcasting licenses	$41,458	$—	$—	$41,458	$(18,258)
Umbrella license	48,136	—	—	48,136	(5,300)
Goodwill	58,453	—	—	58,453	(71,688)

Total	$148,047	—	—	$148,047	$(95,246)

		Fair Value Measurement Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Broadcasting licenses	$84,566	$—	$—	$84,566	$(82,503)

Total	$84,566	—	—	$84,566	$(82,503)

		Fair Value Measurement Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	—	—	$—	$(29,869)

Total	$—	—	—	$—	$(29,869)

        See below—"Goodwill Impairment Test" and Note 10, Impairment loss for valuation techniques and quantitative information about the significant unobservable inputs used in the fair value measurement.

Goodwill Impairment Test

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

        The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company after assessing the totality of events or circumstances, determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step impairment test. The Company determines whether an impairment of goodwill has occurred by assigning goodwill to the reporting units and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is more than the estimated fair value of the reporting unit, the Company compares the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeds the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognizes a loss for the difference between the carrying amount and the implied fair value of goodwill. The Company has determined that its reporting units are the same as its operating segments. See also Note 10, Impairment loss.

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

        The Company has over many years observed a strong positive correlation between the macroeconomic performance of its markets and the size of the television advertising market and ultimately the cash flows the Company generates. With this in mind, the Company has placed a high importance on developing its expectations for the future development of the macroeconomic environment in general and, in particular, the advertising market, and the Company's share of it, as well as, more recently, and developments in the transition to digital broadcasting. While this has involved an appreciation of historical trends, the Company has placed a higher emphasis on forecasting these market trends, which has involved a detailed review of macroeconomic data and a range of both proprietary and publicly-available estimates for future market development.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The most significant of the assumptions used in the valuation of goodwill are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis ranged from 13.4% to 17.7% in 2011, from 12.0% to 13.0% in 2012 and was 13.0% in 2013, based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2011, 2012 and 2013 analysis was 3%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total television advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total television advertising market is developed from a number of external sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. Downturns in the macroeconomic environment, particularly the global economic recession, may adversely affect the total advertising market, and in turn, the fair values of the respective assets or reporting units.

  •
  Market shares: This assumption is a function of the audience share the Company expects to generate from its reporting units, and the relative price at which the Company can sell advertising. The Company's estimates of the market shares are developed from a number of external sources, in combination with a process of on-going consultation with operational management. If the Company's audience shares or ratings, or shares or ratings of market participants, were to fall as a result, for example, of competitive pressures, the underperformance of key programs or a change in the method of measuring television audiences, this would likely result in a decrease in fair value of the respective reporting units.

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

  •
  Digitalization of broadcasting: There is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of CTC's and Domashny's business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly the Company may be unable to secure or maintain carriage of its signal over cable in certain regions, or at transmission rates that are consistent with its historical experience. As a result, there can be no assurance that the Company will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of its signal. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

Cash and Cash Equivalents and Short-Term Investments

        The Company classifies cash on hand and deposits in banks and any other investments with an original maturity of 90 days or less as cash and cash equivalents. Deposits in banks with an original maturity ranging from 91 to 365 days are classified as short-term investments. Bank overdrafts that do not meet the right of setoff criteria are classified as current liabilities and, if material, are separately presented on the Company's balance sheet. See Note 4.

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

        The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31:

	2011	2012	2013
Balance at January 1	$780	$977	$1,136
Allowance for doubtful accounts (charged to expenses)	482	554	294
Accounts receivable written off (or subsequent payments)	(255)	(436)	(895)
Foreign currency translation adjustments	(30)	41	(52)
Balance at December 31	$977	$1,136	$483

        Allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 4%, 4% and 1% as of December 31, 2011, 2012 and 2013, respectively.

Tax provisions and valuation allowance for deferred tax assets

        Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carry forwards which are expected to be realized. The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carry forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate.

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S.

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The Company is a US legal entity with substantially all of its operations outside the US, primarily in Russia. As a result, the Company's tax filing positions in the US are substantially impacted by the Company's interpretation of tax law and how the Company applies it in determining US taxes payable and deferred tax liabilities. While the Company believes it has, and continues, to make reasonable judgments in determining its tax filing positions in each jurisdiction in which the Company is subject to tax, views may differ as to the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. See also Note 13, Income taxes.

Advertising Costs

        Advertising costs relating to the Company's marketing efforts are expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2012 and 2013 were $18,855, $22,901 and $19,803, respectively.

Social contributions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. In 2011, as a result of changes in applicable Russian tax legislation, social contributions increased from 26% to 34% for the majority of taxpayers. Taxpayers employed in the mass media industry were provided with certain tax benefits: application of a 26% tax rate in 2011, 27% tax rate in 2012, 28% tax rate in 2013 and 30% tax rate in 2014. Starting from 2015, taxpayers employed in the mass media industry will be taxed at the standard rate of 34%.

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

Stock-Based Compensation

        The Company estimates the fair value of equity awards at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee equity awards. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the awards, future employee turnover rates, and future employee award exercise behavior. The Company determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

        In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this guidance, which is effective prospectively for reporting periods beginning after December 15, 2012, did not have material impact on the Company's financial statements as of December 31, 2013.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2011, 2012 and 2013 is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive for the years ended December 31, 2011, 2012 and 2013, was 5,180,905, 3,578,707 and 2,306,665, respectively.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2011	2012	2013
Net income attributable to CTC Media, Inc. stockholders	$53,118	$93,063	$152,340

Weighted average common shares outstanding—basic Common stock	157,224,782	157,995,346	156,889,533
Dilutive effect of:
Stock-based awards	786,877	66,904	42,919

Weighted average common shares outstanding—diluted	158,011,659	158,062,250	156,932,452

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.34	$0.59	$0.97
Diluted	$0.34	$0.59	$0.97

        The numerator used to calculate diluted net income per common share for 2011, 2012 and 2013 was net income attributable to CTC Media, Inc. stockholders.

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31,
	2012	2013
Cash and cash equivalents:
Russian ruble bank accounts	$23,519	$16,616
US dollar bank accounts	31,021	12,754
Other	641	1,204

Total cash and cash equivalents	$55,181	$30,574

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; BANK OVERDRAFT (Continued)

	December 31,
	2012		2013
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	7.65%–9.25%	$131,449	6.3–9.0%	$178,937
US dollar-denominated deposits		—	0.27%	$1,400

Total short-term investments		$131,449		$180,337

        Bank overdraft—In July 2012, the Company signed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately $31,000. In May 2013, the Company renewed the overdraft agreement with Alfa Bank on the same terms. As of December 31, 2012 and 2013, the Company had an overdraft position of $13,181 and nil, respectively, which are presented as current liabilities on the Company's balance sheets.

5.     INVESTMENT TRANSACTIONS

Acquisitions in 2011

        In 2011, the Company acquired a 100% interest in regional stations broadcasting in Tomsk, Samara region, Omsk and Orenburg and a remaining 90% interest in television stations in Balakovo, Severodvinsk, Pervouralsk and Novocherkassk for total cash consideration of $21,746. The Company assigned $28,299 to the broadcasting licenses, $5,300 to goodwill, $5,660 to deferred tax liabilities, $342 to non-controlling interest, and $3,742 to bargain gain from purchase. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition. Goodwill is not deductible for income tax purposes and was assigned to the CTC and Domashny segments.

Acquisitions in 2012

        In 2012, the Company acquired a 100% interest in a television station in Bratsk; 90% interest in a television station in Belgorod; and 100% interest in television stations in Rubtsovsk, Bereznyaki, Kiselevsk and Zlatoust for total cash consideration of $3,998. The Company assigned $2,575 to broadcasting licenses and $2,476 to goodwill. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill is mainly attributable to synergies from acquisition. Goodwill is not deductible for income tax purposes and was assigned to the CTC, Domashny and Peretz segments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6.     PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2012 and 2013 comprise the following:

	December 31,
	2012	2013
Internally produced—TV broadcasting:
Released:
Historical cost	$150,734	$167,182
Accumulated amortization	(144,830)	(158,996)

Released, net book value	5,904	8,186

Completed and not released	6,796	7,318
In production	1,399	—

Total	14,099	15,504

Acquired rights:
Historical cost	707,428	777,719
Accumulated amortization	(466,235)	(499,224)

Net book value	241,193	278,495

Total programming rights	$255,292	$293,999

Current portion	$153,076	$172,197

Non-current portion	$102,216	$121,802

        The Company expects to amortize approximately $15,504 of internally produced TV programming for its completed and released and completed but not yet released programs during the twelve months ending December 31, 2014.

7.     PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2012 and 2013 comprise the following:

		December 31,
	Useful life, years
		2012	2013
Cost:
Broadcasting equipment	2.75-7	$51,727	$43,190
Buildings	10-25	15,483	14,543
Office equipment and other	3-5	16,842	11,520
Leasehold improvements	10	6,779	6,355

Total cost		$90,831	$75,608
Accumulated depreciation		(43,630)	(38,734)

Net book value		$47,201	$36,874

        Depreciation expense was $7,624, $9,212 and $9,330 in 2011, 2012 and 2013, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2012 and 2013 comprise the following:

	December 31,
	2012		2013
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$86,840	$(4,564)	$81,211	$(21,535)
Cable network connections	51,644	(26,028)	47,473	(27,051)
Trade names	5,708	—	5,332	—
Other intangible assets	7,721	(1,982)	7,811	(2,935)

Total	$151,913	$(32,574)	$141,827	$(51,521)

        Amortization expense was $10,024, $14,806 and $23,786 in 2011, 2012 and 2013, respectively.

        Estimated future amortization expenses related to amortizable intangible assets are as follows:

For the year ended December 31, 2014	$23,197
For the year ended December 31, 2015	22,006
For the year ended December 31, 2016	17,873
For the year ended December 31, 2017	13,989
For the year ended December 31, 2018	6,586
For the year ended December 31, 2019 and thereafter	1,323

$84,974

        Depending on further information about the terms of the transition to digital broadcasting, the Company may need to revise the remaining useful life of its broadcasting licenses.

9.     GOODWILL

        Goodwill as of December 31, 2011, 2012 and 2013 comprises the following:

	Balance December 31, 2011	Goodwill acquired	Foreign currency translation adjustment	Balance December 31, 2012
CTC Channel	$50,827	1,673	3,051	$55,551
Domashny Channel	26,019	482	1,538	28,039
Peretz Channel	58,258	321	3,496	62,075
Channel 31	99	—	—	99
Production Group	30,363	—	1,823	32,186

Total	$165,566	$2,476	$9,908	$177,950

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     GOODWILL (Continued)

	Balance December 31, 2012	Impairment loss	Foreign currency translation adjustment	Balance December 31, 2013
CTC Channel	$55,551	—	(4,000)	$51,551
Domashny Channel	28,039	—	(2,022)	26,017
Peretz Channel	62,075	—	(4,466)	57,609
Channel 31	99	—	—	99
Production Group	32,186	(29,869)	(2,317)	—

Total	$177,950	$(29,869)	$(12,805)	$135,276

        The Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the Channel 31. These impairment losses were recorded in 2008 as a result of annual impairment tests. In addition, in 2011 and 2013, the Company recorded a noncash impairment loss of $71,688 and $29,869, respectively, related to the impairment of goodwill of the Peretz Channel and in-house production unit. See Notes 2 and 10.

10.   IMPAIRMENT LOSS

        The following table summarizes the impairment losses recorded by the Company in 2011, 2012 and 2013 as a result of impairment reviews:

	2011	2012	2013
Broadcasting licenses:
Peretz analog umbrella license	$5,300	$22,603	$—
Peretz analog regional licenses	5,582	21,192	—
CTC analog regional licenses	7,278	19,523	—
Domashny analog regional licenses	5,398	16,224	—
Channel 31 analog license	—	2,961	—
Total analog broadcasting licenses	$23,558	$82,503	$—

Peretz goodwill	71,688	—	—

DTV trade name	11,136	—	—

Production unit goodwill	—	—	29,869

Total impairment losses	$106,382	$82,503	$29,869

Income tax effect	(6,939)	(16,501)	—

Total effect on consolidated net income	$99,443	$66,002	$29,869

        See details below.

  Impairment reviews during 2011

        The economic slowdown experienced in the second half of 2011, in both the European and global economies, resulted in reduced advertiser demand. The instability in the macroeconomic environment

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

adversely affected the Company's expectations for the total advertising market in the medium-term and, in turn, affected the fair values of certain of the Company's assets in 2011. As the result of an impairment review performed in 2011, the Company recorded non-cash impairment losses totaling $18,258 related to several regional broadcasting licenses, $5,300 related to the Peretz umbrella broadcasting license and $71,688 related to Peretz goodwill, primarily due to a decrease in cash flow projections in response to the more conservative forecast for advertising market growth for 2012 and thereafter. In addition, the Company recorded impairment losses of $11,136 related to the DTV trade name as a result of the re-branding of the channel as Peretz. For a detailed discussion, refer to the Company's 2011 Annual Report.

  Impairment reviews during 2012

        In 2012, the Company's impairment loss related to analog broadcasting licenses reflecting the reassessment of their useful lives from indefinite to finite as a result of developments in the transition to digital broadcasting. Following the government's launch of a first digital multiplex in 2011, on October 16, 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of the tender for a second digital multiplex. The announced terms did not contemplate a process for the legal and economic conversion of analog licenses to digital licenses. Governmental authorities have also announced that the existing analog broadcasting system will be switched off following the rollout period, and indicated regional deadlines ranging from 2014 to 2018.

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

  Impairment reviews during 2013

  Goodwill of production reporting unit

        The Company's goodwill allocated to its in-house production unit is highly sensitive to the volume of programming that is expected to be produced and sold to the Company's channels for broadcast. Although the Company encourages its channels to obtain content from its in-house production unit, the channels are not required to acquire any minimum amount of programming from the in-house unit, and may choose to commission programming from third parties. As a result, the in-house production unit must compete against other sources of programming, including on price and quality. The competition is intense in Russia for talented creative people. In 2013, the Company initiated a review of the current economic model for its in-house production unit and is currently engaged in restructuring its in-house production operations to better align its structure with the current and future needs of its channels. While not complete, this restructuring is expected to result in closer alignment of creative talent to each of the Company's channels. Based on this restructuring initiative, changes in the economic model for in-house production were approved by the Board of Directors on December 17, 2013. In December 2013, based on these changes, the Company has also concluded that the carrying

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

value of the goodwill associated with the Company's in-house production unit exceeded its fair value as a result of downward revisions of the long-term cash flow projections in respect of this unit. These downward revisions primarily reflect a reduction in the expected volume of in-house production, an expected increase in production costs as the Company faces increased competition from other market participants for a scarce supply of quality talent, and projections of a decreased rate of growth in the Russian TV advertising market.

        Accordingly, in the fourth quarter of 2013, the Company recorded an impairment charge for goodwill associated with the in-house production unit in the full amount of $29,869.

  Goodwill of CTC, Domashny and Peretz reporting units

        The planned transition to digital broadcasting could impact the Company's assumptions used in economic models and its assessment of the fair value of its reporting units. In December 2012, CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; Peretz channel was not selected. Given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, the Company believes the most significant of these uncertainties relate to the Company's overall operating costs during (and following) the transition to digital broadcasting.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income. As of December 31, 2013, the Company has determined that no downward adjustments to the macroeconomic outlook are required.

        The Company performed tests for goodwill impairment of its reporting units (CTC, Domashny and Peretz). As of December 31, 2013, the carrying values of goodwill related to CTC, Domashny and Peretz totalled $51,551, $26,017 and $57,609, respectively. Based on information currently available and current assessment of factors that could impact the Company's future cash flows in connection with the anticipated digitalization, the estimated fair values of the impacted reporting units exceeded of their respective carrying amounts by more than 10%.

        In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of December 31, 2013, the Company's consolidated net book value (or shareholders' equity) amounted to $734,116 (after the impairment losses recorded as a result of impairment review, as described above). This compares to a market capitalization of the Company of $2,164,379 as of December 31, 2013 ($1,510,394 as of March 3, 2014). See also Note 2, Basis of presentation and summary of significant accounting policies "—Goodwill Impairment Test" and "—Fair value measurements".

        The Company considers all current information in determining the need for or calculating the amount of any impairment charges; however, future changes in events or circumstances could result in decreases in the fair values of its intangible assets and goodwill.

11.   INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2012 and 2013, the Company's principal equity investees comprised the following:

	Ownership interest	2012	Ownership interest	2013
Television Stations:
CTC-Novosibirsk	50%	$5,569	50%	$5,340
Other television stations	21–50%	174	21–50%	184

Total investments and advances to investees		$5,743		$5,524

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

12.   ACCRUED LIABILITIES

        As of December 31, 2012 and 2013, the Company's accrued liabilities comprised the following:

	December 31,
	2012	2013
Accrued liabilities consist of:
Bonuses and accrued unused vacation	$6,928	$6,066
Accrued equity-based awards	3,876	3,652
Accrued lease payments	1,740	2,801
Tax contingencies and accruals for unrecognized income tax benefits	2,588	2,349
Auditing and consulting services	2,531	1,066
Other accrued liabilities	5,782	4,515

Total accrued liabilities	$23,445	$20,449

13.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2011	2012	2013
Pretax income (loss):
Domestic	$(31,892)	$(12,557)	$(7,527)
Foreign	168,811	177,246	229,023

	$136,919	$164,689	$221,496

        The following table summarizes the Company's significant components of the provision for income taxes:

	2011	2012	2013
Domestic—current	$(17,753)	$(7,047)	$3,612
Foreign—current	(59,140)	(58,568)	(58,756)
Domestic—deferred	(10,315)	(20,325)	(10,947)
Foreign—deferred	10,805	21,067	4,756

	$(76,403)	$(64,873)	$(61,335)

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% in 2011, 2012 and 2013, for Russian companies holding more than 50% in a Russian distributing subsidiary for more than 365 days.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        The Russian- and Kazakh-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rates in Russia and Kazakhstan was 20% in 2011, 2012 and 2013. The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2011	2012	2013
Income tax expense at US statutory rates (35%)	$(47,922)	$(57,642)	$(77,524)
Non-deductible expenses (stock-based compensation)	(6,411)	(1,673)	(642)
Reversals of tax contingencies non-deductible for income tax purposes	1,075	1,956	464
Foreign tax credits/prior years	871	4,680	15,554
Foreign tax credits/current year	—	—	12,098
Effect of impairment loss	(25,091)	(12,375)	(10,454)
Other permanent differences	1,075	181	(831)

Income tax expense	$(76,403)	$(64,873)	$(61,335)

        The reversals of tax contingencies recognized in 2011, 2012 and 2013 income include reversals relating to Channel 31 income and non-income tax contingencies recorded due to a lapse in the statute of limitations.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes.

        In 2013, the Company substantially completed an assessment, with the assistance of a US tax advisor, on the application of certain US tax law provisions and changed its interpretation of certain positions taken in its historical US income tax filings. As a result, the Company changed its assessment of the determination of earnings and profits (E&P) from its foreign businesses used to determine the availability of FTCs to offset US taxes otherwise payable. As a result of this review, the Company determined to amend its prior years' US tax returns and to take additional credits and deductions in its 2012 tax return filed in September 2013 and amended 2011-2010 tax returns filed in November 2013. The effect of this change in estimate was a $27.7 million decrease in income tax expense and an increase of $27.7 million (of which $15.6 million related to periods prior to 2013) in net income for the year ended December 31, 2013. The effect on basic earnings per share and diluted earnings per share was an increase of $0.17 and $0.18, respectively, for the period ended December 31, 2013.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2013:

	2012	2013
Deferred tax assets and liabilities
Net operating losses and tax loss carryforwards	$588	$375
Programming rights	55,646	52,562
Valuation allowance	(588)	(375)

Total deferred tax assets	$55,646	$52,562

Intangible assets	(21,933)	(15,506)
Property and equipment	(1,665)	(1,253)
Unremitted earnings of Russian subsidiaries	(39,007)	(49,953)
Other deferred tax liabilities	(65)	(398)

Total deferred tax liabilities	$(62,670)	$(67,110)

        As of December 31, 2013, the cumulative amount of temporary differences related to indefinitely reinvested foreign earnings (including earnings already reinvested) approximated $640.4 million, resulting in unrecognized deferred tax liabilities of approximately $120.1 million as it is the Company's intention to reinvest such earnings permanently.

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2012 and 2013 attributable to different tax paying components in different tax jurisdictions:

	2012	2013
Deferred tax assets:
Domestic tax component	$—	$—
Foreign tax component	56,234	52,937
Valuation allowance	(588)	(375)

Total deferred tax assets	$55,646	$52,562

Deferred tax liabilities:
Domestic tax component	$(39,007)	$(49,953)
Foreign tax component	(23,663)	(17,157)

Total deferred tax liabilities	$(62,670)	$(67,110)

        As of December 31, 2012 and 2013, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $2,938 and $1,877, respectively, resulting in potential deferred tax benefits of $588 and $375, respectively. The Company has established a valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The net operating losses expire in 2021.

        As of December 31, 2012 and December 31, 2013, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $1,590 and $2,021,

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

respectively, as a component of accrued liabilities. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate. Interest and penalties related to unrecognized income tax benefits are classified in the financial statements as interest expense and other non-operating expense, respectively.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of being successfully challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,652 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $347 of the total $1,652 potential increase could occur within twelve months from December 31, 2013. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their ongoing inspections of several our subsidiaries.

        The total amount of unrecognized tax benefit that could significantly change within 12 months due to a lapse of the statutory limitation term was $511 as of December 31, 2013.

        Income taxes provided for financial reporting are determined on a basis consistent with the tax filing positions the Company takes in its tax returns in each jurisdiction in which it is taxable. The Company is a US legal entity with substantially all of its operations outside the US, primarily in Russia. As a result, the Company's tax filing positions in the US are substantially impacted by its interpretations of tax law and how are they applied in determining US taxes payable. The judgments and estimates it uses may at times significantly impact its determination of taxes payable in the US.

        The tax years ended December 31, 2011, 2012 and 2013 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2009 through 2013 remain subject to examination by the Kazakh tax authorities.

14.   STOCKHOLDERS' EQUITY

        As of December 31, 2012 and 2013, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2012	December 31, 2013
Common stock issued	158,160,719	158,210,719
Less: Common stock held in treasury	—	(2,500,000)

Common stock outstanding	158,160,719	155,710,719

Stock repurchase program

        On March 4, 2013, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company was authorized to repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2013 Equity Incentive Plan (the "Plan"). During the period ended December 31, 2013, the Company repurchased 2,500,000 shares of its common stock at

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   STOCKHOLDERS' EQUITY (Continued)

an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, as of December 31, 2013, 155,710,719 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

        During 2011, 2012 and 2013, the Company's former and current employees exercised options to purchase an aggregate of 364,324, 840,649 and 50,000 shares of common stock, respectively, for aggregate consideration of $5,352, $4,616 and $454, respectively. See details in Note 15.

Dividends

        In 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 8, 2013
April 30, 2013	$0.16	$25,216	June 3, 2013	June 26, 2013
August 2, 2013	$0.16	$24,914	September 2, 2013	September 26, 2013
November 5, 2013	$0.16	$24,914	December 2, 2013	December 27, 2013

15.   STOCK-BASED COMPENSATION

        During 2011, 2012 and 2013 the Company granted options, stock appreciation rights ("SAR") and restricted stock units ("RSUs") to its employees pursuant to its 2009 Stock Incentive Plan/Equity-Based Incentive Program (the "2009 Plan") and 2013 Equity Incentive Plan (the "2013 Plan"), as well as pursuant to individual option agreements that are described in more detail below.

  The 2009 Stock Incentive Plan

        In April 2009, the Company's stockholders approved the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan provided for the authorization of awards covering an aggregate of 7,800,000 shares of common stock.

        In 2009, the Compensation Committee approved the grant of options to purchase up to 5,995,000 shares of common stock to Company executives and employees. In addition, in 2010, 2011 and 2012, the Compensation Committee approved an additional grant of options to purchase up to 734,375, 1,373,125 and 1,179,375 shares of common stock to employees of the Company. The exercise price per share was equal to or greater than the fair market value of common stock on the date of grant as determined pursuant to the terms of the Company's 2009 Stock Incentive Plan.

        These options were divided equally into two tranches: options that vested over four years and were subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the "Time-based Tranche") and options that were subdivided in four equal sub-tranches that vest upon the achievement of certain performance

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

criteria set by the Board of Directors annually for each year (the "Performance-based Tranche"). The grant dates of the Time-based Tranches discussed above were the dates when these grants were approved by the Compensation Committee. The grant dates for Performance-based sub-tranches were the dates when performance criteria for the relevant year were set.

        In March 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan, described below. As a condition to the receipt of an award under the 2013 Equity Incentive Plan, any employee that held an outstanding option award under the Company's 2009 Stock Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program.

  The 2009 Equity-Based Incentive Program

        At the end of 2009, the Company's Board of Directors approved the terms of the Company's 2009 Equity-Based Incentive Program (the "Program"). Pursuant to the original terms of the Program, the Company was authorized to grant cash bonuses ("SARs") to certain of its employees, including the Company's principal financial officer and certain named executives. On February 24, 2010, the Compensation Committee amended the Program. As amended, each recipient of an option granted in October 2009 (including both Time-based and Performance-based tranches) will have the right to receive potential cash payments in respect of any appreciation of the Company's share price above $14.00 per share, capped at $16.80 per share, and tied to both the vesting and exercise of the corresponding stock options.

        The Company remeasures these awards at each reporting date at their fair value until settlement, to the extent that this value does not exceed the maximum benefit available to option holders. The fair value of unsettled awards is recognized in liabilities. The following table summarizes the assumptions used for valuation of fair value as of December 31, 2013.

December 31, 2013
Risk free interest rate	1.27%
Expected option life (years)	3.4
Expected dividend yield	4.62%
Volatility factor	41.19%
Weighted-average grant date fair value (per share)	2.32
Equity-based incentive awards vested and exercisable	1,571,319
Liability as of December 31, 2013 (in thousands)	3,652

  Former CEO Stock Options

        On July 29, 2013, Boris Podolsky, the Company's former CEO, resigned from the Company. The Company and Mr. Podolsky entered into a separation agreement in connection with such resignation, and the Company agreed that as of the separation date an aggregate of 650,000 shares that were vested and unexercised would remain exercisable pursuant to the terms of the option agreement until December 31, 2014, notwithstanding any provision of the option agreement to the contrary, after which the option to purchase any vested shares that then remain unexercised will terminate and lapse.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

  The 2013 Equity Incentive Plan

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

        Exercise is also subject to the condition that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise; this condition has been satisfied. As a condition to the receipt of an award under the Plan, any employee that held an outstanding option award under the Company's 2009 Equity Incentive Plan was required to forfeit the unvested portion of such award; the vested portion of outstanding option awards remained unaffected by the new program. The Company expects to settle employee RSU exercises out of treasury stock.

        The Company's Board of Directors approved performance criteria for the 2013 sub-tranche in respect of 637,800 RSUs with a weighted average per unit grant date fair value of $10.53. As of December 31, 2013, the performance criteria in respect of only one-third of the 2013 sub-tranche had been achieved.

  Fair value of Stock-Based Compensation

        Under the provisions of ASC 718, the fair value of stock-based awards that are expected to vest is estimated on the grant date using the Black-Scholes option-pricing model and recognized ratably over the requisite service period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

  •
  Expected forfeitures.  ASC 718 requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of stock-based awards that actually vest will usually differ from the total number issued because employees forfeit awards when they do not meet the service or performance conditions stipulated in the agreement. For the forfeitures resulting from failure to meet service conditions, we have calculated the forfeiture rate by reference to the historical employee turnover rate. For the forfeitures resulting from failure to meet performance conditions, we have calculated the forfeiture rate by reference to the proportion of performance conditions not met.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

  •
  Expected term.  The expected life of stock-based awards has been calculated using the "shortcut" method (in cases when the Company's options meet the definition of "plain vanilla") or the "lattice" model.

  •
  Risk-free interest rate.  The risk-free interest rates for the periods within the expected term of these awards are based on the US Treasury yield curve in effect at the grant date.

        The assumptions used in the option-pricing models for grants in accordance with the 2009 and 2013 Plans made in the years ending December 31, 2011, 2012 and 2013 were as follows:

	2011 (2009 Plan)	2012 (2009 Plan)	2013 (2013 Plan)
Risk free interest rate	0.02%–2.37%	0.38%–1.20%	0.11%–1.07%
Expected option life (years)	0.25–5.0	2.5–5.5	0.67–4.00
Expected dividend yield	2.87%–7.15%	5.4%–6.28%	5.32%–5.66%
Volatility factor	39.37%–87.88%	51.44%–84.69%	36.36%–53.63%
Weighted-average grant date fair value (per share)	$7.88	$2.24	$10.53

        The following table summarizes common stock options, equity-based incentive awards and restricted stock units activity for the Company:

	Restricted stock units	Common Stock Options		Equity-based incentive awards
	Quantity	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2012	—	3,578,707	18.58	2,200,552	14.00

Granted	637,800	30,000	9.07	—	—
Exercised	—	(50,000)	9.07	(86,250)	14.00
Forfeited	(103,337)	(576,566)	15.05	(266,252)	14.00
Expired	—	(577,073)	19.85	(276,731)	14.00

Outstanding as of December 31, 2013	534,463	2,405,068	19.20	1,571,319	14.00

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information about nonvested common stock options, equity-based incentive awards and restricted stock units:

	Restricted stock units	Common stock options		Equity-based incentive awards
	Quantity	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2012	—	782,502	7.53	319,688	2.80

Granted	637,800	30,000	0.77	—	—
Vested	—	(187,184)	6.64	(53,436)	2.80
Forfeited	(103,337)	(576,566)	7.90	(266,252)	2.80

Nonvested as of December 31, 2013	534,463	48,752	2.43	—	2.80

        The following table summarizes information about vested common stock options, equity-based incentive awards and restricted stock units:

	Restricted stock units	Common Stock Options			Equity-based incentive awards
	Quantity	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2013	—	2,356,316	19.41	5.4	1,571,319	14.00	5.8

        The intrinsic value of the Company's common stock options and equity-based incentive awards outstanding and exercisable as of December 31, 2013 amounted to nil.

        The following table summarizes information about the intrinsic value of Company's common stock options, SAR and equity-based incentive awards exercised during 2011, 2012 and 2013:

	2011	2012	2013
Total intrinsic value of options exercised	$2,575	$4,624	$122
Total intrinsic value of equity-based incentive awards exercised	$598	$35	$242

        As of December 31, 2013, all vested options and equity-based incentive awards under the 2009 Plan were exercisable. In the periods ended December 31, 2011, 2012 and 2013, the Company recognized expenses under the 2009 Plan of $18,318, $4,779 and $798, respectively.

        In the period ended December 31, 2013, the Company also recognized $1,035 of expense attributable to RSUs under the 2013 Plan. The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of December 31, 2013 approximates $11.7 million, of which $1.1 million relates to RSU granted in 2013 and $10.6 million

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

relates to RSU for which performance criteria for the 2014 and following years are not set, which is expected to be expensed over a weighted average period of 3.3 years.

16.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        On June 1, 2011, Alfa Group sold 25.15% of the Company's common stock to Telcrest Investments Limited.

        Alfa Group—In the period from June 1, 2011 through December 15, 2011, a representative of Alfa Group continued to serve on the Company's board of directors. The Company maintains certain of its cash balances with Alfa Bank. In the period from January 1, 2011 through December 15, 2011, the Company maintained cash balances with Alfa Bank and placed deposits with maturities ranging from three to six months. In 2011, the Company declared and paid dividends to Alfa group in the amount of $6,328. Effective December 15, 2011, Alfa Group is no longer a related party to the Company.

        Telcrest—Telcrest Investments Limited, a Cypriot company ("Telcrest"), became one of the Company's principal stockholders in June 2011. The beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV and TRK 5 and also have indirect significant minority interests in Video International. See also Note 2, Basis of presentation and summary of significant accounting policies "—Revenue Recognition" for description of arrangements with Video International. Telcrest became one of the Company's principal stockholders subsequent to the negotiation of its current principal agreements with Video International. As of December 31, 2012 and 2013, prepayments for acquisitions of programming rights from REN-TV amounted to nil and $2,460, respectively. In 2013, the Company declared and paid dividends to its stockholders (Note 14). Dividends declared and paid to Telcrest amounted to $26,102, $20,569 and $24,916 in 2011, 2012 and 2013, respectively.

        Modern Times Group MTG AB ("MTG")—In October 2011, the Company signed a five-year exclusive agreement with a subsidiary of MTG to distribute the international version of the CTC channel ("CTC-International") through its satellite pay-TV platform, as well as on third party cable and IPTV networks in the Baltic territories. In 2011, 2012 and 2013, the amount of revenue from distribution was $265, $514 and $719, respectively. As of December 31, 2012 and 2013, the accounts receivable related to these transactions amounted to $67 and $208, respectively. In 2013, the Company declared and paid dividends to its stockholders (Note 14). Dividends declared and paid to MTG amounted to $49,207, $31,203 and $37,806 in 2011, 2012 and 2013, respectively.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In 2013, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. Despite some indications of recovery there continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        Although management believes it is taking appropriate measures to support the sustainability of the Company's business in the current circumstances, unexpected further deterioration in the areas described above could negatively affect the Company's results and financial position in a manner not currently determinable.

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of CTC and Domashny business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. The Company generally pays for non-Russian produced programming in US dollars. Although the Company had entered in the past and continues to enter into hedging transactions in an effort to reduce some of its foreign exchange risk (see below), it could be negatively impacted by any depreciation of the ruble against the US dollar.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

        In 2012 and 2011, the Russian ruble appreciated by approximately 6% and depreciated by approximately 5%, respectively, against the US dollar. In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.

        In 2013, the average exchange rate was RUR 31.85 to $1.00. The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00. During the period from December 31, 2013 to March 1, 2014, the Russian ruble further depreciated against the US dollar to RUR 36.18 to $1.00. If the exchange rate between the ruble and the US dollar were further to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. The current situation in Ukraine has the potential to further negatively impact the value of the Russian ruble.

Derivative financial instruments

        As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign exchange forward contracts, to mitigate its exposure to currency exchange risk related to US dollar denominated payments. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. It is the Company's policy to enter into foreign currency derivative transactions only to the extent considered necessary to meet its objectives as stated above.

        The Company has entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $82.5 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $916, as well as offsetting foreign currency losses on the hedged item in its consolidated statement of income for the period ended December 31, 2013. In 2012, the Company recognized foreign currency losses on the derivative instruments that qualify as fair value hedges of $1,233 as well as offsetting foreign currency gains on the hedged item in its consolidated statement of income for the foreign exchange forward contracts with notional the amount of $87.9 million.

        While certain of the Company's derivative instruments are designated as hedging instruments, the derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments, are referred to as an "economic hedge" or "non-designated hedges". Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item in the consolidated statement of income that is consistent with the nature of the hedged risk. In 2013, the Company entered into short-term non-designated hedges with the notional amount of $155.6 million to mitigate its exposure related to US dollar denominated payments and recognized foreign currency gains of $2,033 on derivative instruments in its consolidated statement of income for the period ended December 31, 2013. In 2012, the Company entered into short-term non-designated hedges with the notional amount of $81.5 million to mitigate its exposure related to US dollar denominated payments and recognized foreign currency losses of $272 on derivative instruments in its consolidated statement of income for the period ended December 31, 2012.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

        In January and February 2014, the Company entered into foreign exchange forward contracts with the notional amount of approximately $59.4 million to reduce a portion of the Company's foreign exchange risk related to US dollar denominated payments.

Concentrations

        The Company's revenues received from the top ten advertisers accounted for approximately 30%, 34% and 34% of the Company's total Russian advertising revenues 2011, 2012 and 2013, respectively.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of December 31, 2013:

	Total	2014	2015	2016	2017	2018
	(in thousands)
Acquisition of programming rights	$227,816	$189,020	$29,690	$9,106	$—	$—
Transmission and satellite fees	70,885	19,591	17,753	16,555	11,889	5,097
Leasehold obligations	37,547	7,231	7,595	7,802	8,090	6,829
Network affiliation agreements	9,593	3,026	2,998	1,823	1,746	—
Acquisition of format rights	852	852	—	—	—	—
Cable connections	2,158	1,707	451	—	—	—
Payments for intellectual rights	13,780	2,766	2,926	3,087	2,442	2,559
Other contractual obligations	22,148	4,359	4,784	4,678	4,390	3,937

Total	$384,779	$228,552	$66,197	$43,051	$28,557	$18,422

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. In March, 2013, the Company entered into 10 year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by the CTC and Domashny channels combined was approximately $1.2 million. Fees payable to RTRS for 2014 will be determined in March 2014 according to RTRS rates and will be impacted by the timing of multiplex infrastructure rollout. The Company estimates that fees payable to RTRS for 2014 will be approximately $25 million for its CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, the Company incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of its channels in aggregate.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

Operating leases

        The Company has several operating leases for office space with terms ranging from one to eleven years, including lease of office space in an office building in central Moscow. Total operating lease expenses were $7,241, $7,032 and $6,969 in 2011, 2012 and 2013, respectively.

Non-income taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2012 and December 31, 2013. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities may take a more assertive position in their assessment of the legislation and it is possible that transactions and activities that have not been challenged in the past may be challenged retroactively.

        As of December 31, 2012 and December 31, 2013, the Company included accruals for contingencies related to non-income taxes totaling $998 and $328, respectively, as a component of accrued liabilities, including amounts relating to pre-acquisition operations of the Channel 31 Group of $347 and nil, respectively.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2013, management estimates such contingencies related to non-income taxes to be up to approximately $927.

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

18.   SEGMENT INFORMATION

        Historically, there were eight reportable segments: CTC Network, Domashny Network, Peretz Network, CTC Television Station Group, Domashny Television Station Group, Peretz Television Station Group, CIS Group and Production Group.

        Effective January 1, 2013, the Company changed its reportable segments in the way it reorganized reporting financial information to make operating decisions. Following the reorganization of reporting financial information, the Company's management and Board evaluate and manage performance of the Group and make operating decisions based primarily on the Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Beginning January 2013, these channels represent the Company's reportable segments. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates, and the respective owned-and-operated stations that distribute the network's signal. In addition, each channel was also allocated the internal margin on programming acquired from the Company's in-house production unit.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   SEGMENT INFORMATION (Continued)

        Segment information for the periods ended December 31, 2011 and 2012 has been restated to conform to the current period presentation.

	Year ended December 31, 2011
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	$572,625	$758	$234,395	$571,655	$(5,499)	$(203,145)	$(7,277)
Domashny Channel	105,231	283	17,302	123,606	(1,989)	(46,626)	(5,399)
Peretz Channel	66,215	2	(96,068)	197,324	(7,721)	(32,722)	(93,706)
Channel 31	16,921	—	4,750	23,326	(418)	(9,154)	—
All Other	5,368	3,610	(37,694)	54,767	(2,022)	(819)	—
Business segment results	$766,360	$4,653	$122,685	$970,678	$(17,649)	$(292,466)	$(106,382)

Eliminations	—	(4,653)	—	(76,961)	—	—	—
Consolidated results	$766,360	$—	$122,685	$893,717	$(17,649)	$(292,466)	$(106,382)

	Year ended December 31, 2012
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	$577,034	$1,382	$199,035	$644,115	$(8,024)	$(220,229)	$(19,523)
Domashny Channel	113,290	530	5,277	122,417	(4,013)	(52,490)	(16,224)
Peretz Channel	81,184	93	(35,933)	156,951	(9,266)	(30,242)	(43,795)
Channel 31	22,595	—	2,647	22,858	(999)	(12,128)	(2,961)
All Other	10,843	1,787	(21,139)	85,528	(1,716)	(2,047)	—
Business segment results	$804,946	$3,792	$149,887	$1,031,869	$(24,018)	$(317,136)	$(82,503)

Eliminations	—	(3,792)	—	(46,295)	—	—	—
Consolidated results	$804,946	$—	$149,887	$985,574	$(24,018)	$(317,136)	$(82,503)

	Year ended December 31, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	$586,434	$1,186	$215,976	$665,609	$(9,033)	$(234,234)	$—
Domashny Channel	124,838	190	25,633	111,353	(7,792)	(55,753)	—
Peretz Channel	84,264	10	6,358	145,419	(11,773)	(34,828)	—
Channel 31	25,821	—	5,072	25,933	(2,931)	(12,694)	—
All Other	10,746	140	(45,340)	49,799	(1,587)	(1,194)	(29,869)
Business segment results	$832,103	$1,526	$207,699	$998,113	$(33,116)	$(338,703)	$(29,869)

Eliminations	—	(1,526)	—	(27,137)	—	—	—
Consolidated results	$832,103	$—	$207,699	$970,976	$(33,116)	$(338,703)	$(29,869)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Operating revenue	$191,120	$187,584	$162,009	$264,233
Operating income (loss)	49,971	49,122	(44,048)	94,842
Net income (loss) attributable to CTC Media, Inc. stockholders	32,622	34,046	(38,480)	64,875
Net income (loss) per share attributable to CTC Media, Inc. stockholders—basic	$0.21	$0.21	$(0.24)	$0.41
Net income (loss) per share attributable to CTC Media, Inc. stockholders—diluted	$0.21	$0.21	$(0.24)	$0.41

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Operating revenue	$195,287	$206,015	$171,084	$259,717
Operating income	42,184	49,395	44,187	71,933
Net income attributable to CTC Media, Inc. stockholders	28,588	31,593	46,655	45,504
Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.18	$0.20	$0.30	$0.29
Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.18	$0.20	$0.30	$0.29

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

20.   SUBSEQUENT EVENTS

        Also, on March 5, 2014, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27 million in total, to be paid on or about March 28, 2014 to stockholders of record as of March 19, 2014.

        During the period from December 31, 2013 to March 1, 2014, the Russian ruble further depreciated 10% against the US dollar. The further depreciation of our local currencies would have a material negative impact on our results of operations in 2014.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ YULIANA SLASHCHEVA Yuliana Slashcheva Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ YULIANA SLASHCHEVA Yuliana Slashcheva	Chief Executive Officer (Principal Executive Officer)	March 6, 2014
/s/ NIKOLAY SURIKOV Nikolay Surikov	Chief Financial Officer (Principal Financial Officer)	March 6, 2014
/s/ YULIA SHTYROVA Yulia Shtyrova	Acting Chief Accounting Officer (Principal Accounting Officer)	March 6, 2014
/s/ ANGELO CODIGNONI Angelo Codignoni	Co-Chairman of the Board of Directors	March 6, 2014
/s/ LORENZO GRABAU Lorenzo Grabau	Co-Chairman of the Board of Directors	March 6, 2014
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 6, 2014
/s/ IRINA GOFMAN Irina Gofman	Director	March 6, 2014
/s/ WERNER KLATTEN Werner Klatten	Director	March 6, 2014

S-1

Signature	Title	Date

/s/ ALEXANDER PENTYA Alexander Pentya	Director	March 6, 2014
/s/ JøRGEN MADSEN LINDEMANN Jørgen Madsen Lindemann	Director	March 6, 2014
/s/ JEAN-PIERRE MOREL Jean-Pierre Morel	Director	March 6, 2014
/s/ TIMUR WEINSTEIN Timur Weinstein	Director	March 6, 2014

S-2

 EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4		Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7		Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1		Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2	++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.16.1	++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2	++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.40		Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41	++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.43		Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.49	++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.67	++	Employment Agreement, effective as of December 10, 2007, by and between CTC Media and Boris Podolsky	10-K	10.67	February 29, 2008	000-52003
10.67.1	++	Separation Agreement and Release dated as of July 29, 2013 between Boris Podolsky and CTC Media, Inc.	10-Q	10.2	August 6, 2013	000-52003
10.68	++	Notice of Grant of Stock Option dated December 10, 2007 to Boris Podolsky (Non-Statutory Stock Option) and related Stock Option Agreement	10-K	10.68	February 29, 2008	000-52003
10.87	++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	10-K	10.87	March 1, 2010	000-52003
10.88	++	Form of Notice of Option Grant to Vyacheslav Murugov under the 2009 Stock Incentive Plan	10-K	10.88	March 1, 2010	000-52003
10.89	++	Form of Equity-Based Incentive Award Agreement	10-Q	10.89	August 5, 2010	000-52003
10.90		Supplemental Termination Agreement between Closed Joint Stock Company "CTC Network" and Closed Joint Stock Company "Company TSV" (Video International Group) dated as of September 1, 2010	8-K	99.1	September 1, 2010	000-52003
10.91		Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91	March 1, 2011	000-52003

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.91.1		Additional Agreement #1 dated December 28, 2010 to Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91.1	March 1, 2011	000-52003
10.92		Form of agency agreements between CTC Media's owned-and-operated regional stations and local subsidiaries of Video International (English translation)	10-K	10.92	March 1, 2011	000-52003
10.91.2		Additional Contract No. 7 dated August 15, 2011 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	8-K	99.1	August 18, 2011	000-52003
10.91.3	+	Additional Contract No. 24 dated January 30, 2013 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	10-K	10.91.3	March 6, 2013	000-52003
10.93		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" dated as of December 30, 2010 (English language summary**)	10-K	10.93	March 1, 2011	000-52003
10.93.1		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and an individual, dated as of December 30, 2010 (English language summary**)	10-K	10.93.1	March 1, 2011	000-52003
10.94		Stockholders' Agreement dated as of May 20, 2011 by and among CTC Media Inc., MTG Russia AB and Telcrest Investments Limited	8-K	10.1	May 20, 2011	000-52003
10.95		Agreement DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and CTC Channel	10-Q	10.1	May 2, 2013	000-52003
10.96		Agreement DTR-802-13/D-NK-0117/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and Domashy Channel	10-Q	10.2	May 2, 2013	000-52003
10.97	++	Employment Agreement daetd as of July 31, 2013 between Yulianna Slashcheva and CTC Media, Inc.	10-Q	10.1	August 6, 2013	000-52003
14.1		Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1		Subsidiaries of CTC Media	10-K	21.1	March 6, 2013	000-52003
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith
32.1		Section 1350 Certification	Filed herewith

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

*
Submitted electronically herewith.

**
The registrant will provide a copy of the original Russian-language document to the SEC staff upon request.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2012 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2012 and 2013, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011, 2012 and 2013, and (v) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.