Form 10-Q
period 2014-03-31
CTC Media, Inc.
filed 2014-04-30
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

        As of April 30, 2014, there were outstanding 155,762,166 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2013	March 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$30,574	$37,739
Short-term investments (Note 4)	180,337	160,663
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2013—$483; March 31, 2014—$643)	36,875	34,200
Taxes reclaimable	22,929	24,433
Prepayments	57,536	42,165
Programming rights, net (Note 5)	172,197	167,510
Deferred tax assets	30,400	28,277
Other current assets	4,373	4,693

TOTAL CURRENT ASSETS	535,221	499,680

PROPERTY AND EQUIPMENT, net	36,874	31,479
INTANGIBLE ASSETS, net:
Broadcasting licenses	59,676	51,293
Cable network connections	20,422	17,687
Trade names	5,332	4,892
Other intangible assets	4,876	4,274

Net intangible assets	90,306	78,146
GOODWILL	135,276	124,071
PROGRAMMING RIGHTS, net (Note 5)	121,802	114,486
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,524	4,453
PREPAYMENTS	27,602	28,626
DEFERRED TAX ASSETS	18,371	16,593
OTHER NON-CURRENT ASSETS (Note 4)	—	6,916

TOTAL ASSETS	$970,976	$904,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	105,849	103,848
Accrued liabilities	20,449	26,367
Taxes payable	33,630	19,155
Deferred revenue	10,223	10,683
Deferred tax liabilities	49,770	54,061
Other current liabilities	3,390	3,186

TOTAL CURRENT LIABILITIES	223,311	217,300

DEFERRED TAX LIABILITIES	13,549	12,727
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued and outstanding December 31, 2013 and March 31, 2014—158,210,719)	1,582	1,582
Additional paid-in capital	494,122	494,625
Retained earnings	386,575	390,542
Accumulated other comprehensive loss	(124,339)	(189,053)
Less: Common stock held in treasury, at cost (December 31, 2013 and March 31, 2014—2,500,000 shares)	(29,727)	(29,727)
Non-controlling interest	5,903	6,454

TOTAL STOCKHOLDERS' EQUITY	734,116	674,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$970,976	$904,450

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2013	2014
REVENUES:
Advertising	$190,032	$184,563
Sublicensing revenue and other revenues	5,255	1,684

Total operating revenues	195,287	186,247

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $7,460 and $6,642 for the three months ended March 31, 2013 and 2014, respectively; and exclusive of stock-based compensation (expenses) benefit of $(682) and $1,149 for the three months ended March 31, 2013 and 2014, respectively)	(11,443)	(11,653)
Selling, general and administrative (exclusive of depreciation and amortization of $1,005 and $1,190 for the three months ended March 31, 2013 and 2014, respectively; and exclusive of stock-based compensation (expense) benefit of $(656) and $358 for the three months ended March 31, 2013 and 2014, respectively)	(40,765)	(41,552)
Stock-based compensation (expense)/benefit	(1,338)	1,507
Programming expenses	(91,092)	(78,578)
Depreciation and amortization	(8,465)	(7,832)

Total operating expenses	(153,103)	(138,108)

OPERATING INCOME	42,184	48,139
FOREIGN CURRENCY GAINS (LOSSES)	546	(3,370)
INTEREST INCOME	3,316	3,278
INTEREST EXPENSE	(207)	(136)
OTHER NON-OPERATING LOSS, net	(349)	(1,058)
EQUITY IN INCOME (LOSS) OF INVESTEE COMPANIES	203	(939)

Income before income tax	45,693	45,914

INCOME TAX EXPENSE	(16,259)	(14,179)

CONSOLIDATED NET INCOME	$29,434	$31,735

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(846)	$(519)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$28,588	$31,216

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.18	$0.20

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.18	$0.20

Weighted average common shares outstanding—basic	158,160,719	155,710,719

Weighted average common shares outstanding—diluted	158,170,789	155,803,931

Dividends declared per share	$0.15	$0.18

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended March 31,
	2013	2014
Net Income	$29,434	$31,735
Other Comprehensive loss:
Foreign Currency Translation Adjustment	(17,856)	(65,478)

Other Comprehensive Loss	(17,856)	(65,478)

Comprehensive Income (Loss)	$11,578	$(33,743)

Less: Comprehensive (Income) Loss attributable to the non-controlling interest	(842)	245

Comprehensive Income (Loss) attributable to CTC Media, Inc. stockholders	$10,736	$(33,498)

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Three months ended March 31,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$29,434	$31,735
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(2,290)	3,279
Depreciation and amortization	8,465	7,832
Programming expenses	91,092	78,578
Stock-based compensation expense (benefit)	1,338	(1,507)
Equity in (income) loss of unconsolidated investees	(203)	939
Foreign currency (gains) losses	(546)	3,370
Changes in operating assets and liabilities:
Trade accounts receivable	(14,453)	11,175
Prepayments	(5,457)	(1,173)
Other assets	2,049	1,345
Accounts payable and accrued liabilities	370	(12,425)
Deferred revenue	2,610	2,771
Other liabilities	(16,357)	(8,860)
Acquisition of programming and sublicensing rights	(108,955)	(84,656)

Net cash provided by/(used in) operating activities	(12,903)	32,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(1,120)	(974)
Receipts from/(investments in) deposits, net	(306)	4,522

Net cash provided by/(used in) investing activities	(1,426)	3,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of overdraft and loans, net	(6,955)	(91)
Increase in other non-current assets (Note 4)	—	(6,916)
Dividends paid to stockholders	(17,786)	(20,333)
Dividends paid to noncontrolling interest	(127)	(24)

Net cash used in financing activities	(24,868)	(27,364)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(584)	(1,422)
Net increase/(decrease) in cash and cash equivalents	(39,781)	7,165
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,181	30,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,400	$37,739

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2014 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2014. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

        The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for the complete financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2013.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of March 31, 2014, the Channel 31 Group had assets (excluding intercompany assets) totaling $21,085 and liabilities (excluding intercompany liabilities) totaling $7,883. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations during the ordinary course of business. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $585 for the three months ended March 31, 2014.

  Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2013, approximately 31% of the Company's total advertising revenues were generated in the fourth quarter.

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

values in business combinations, estimates of the fair value of the Company's common stock in determining stock- based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to Company's interpretation of current tax laws, in particular, in determination of foreign tax credits, determination of valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

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

        The Company's cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to the Company's sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income.

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

        As a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite in the fourth quarter of 2012. The Company is amortizing the remaining balances of its broadcasting licenses on a straight-line

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis over each broadcasting license's estimated remaining useful life, originally estimated in the range of 2.75 to 5.75 years, depending on the region. In April 2014, the Ministry of Communications and Mass Media announced that current timelines for switching off analog broadcasting will be extended to the end of 2018. As a result, the Company will change its estimate of the remaining economic lives of its analog broadcasting licenses in the second quarter of 2014. The Company estimates that the amortization charge for its broadcasting licenses will be approximately $7.1 million for the remainder of 2014 and $10.6 million annually from 2015 through 2018. The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the Company to revise amortization expense on a prospective basis.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair values of the Company's derivative assets of $2,476 and derivative liabilities of $2,755 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2013 and March 31, 2014, respectively.

  Goodwill Impairment Test

        The Company assesses the carrying value of its goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of the Company's shares and negative market conditions or economic trends. For a discussion of methodology and major assumptions regarding the Company's impairment test refer to the Annual Report on Form 10-K filed with the SEC on March 6, 2014.

        The planned transition to digital broadcasting could impact the Company's assumptions used in its economic models and its assessment of the fair value of its reporting units. In December 2012, the CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; Peretz channel was not selected. Given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, the Company believes the most significant of these uncertainties relate to the Company's overall operating costs during (and following) the transition to digital broadcasting.

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

        There may be other risks and expenses that the Company encounters during and subsequent to the transition that the Company is unable to anticipate at this time that could be material to its future financial position and results of operations. While the models used in the Company's assessments of its reporting units in its impairment testing incorporate changes in assumptions of revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

        In addition, uncertainty remains concerning global economic stability in the medium-term. Any significant continuation or worsening of the current economic instability, including as a result of geopolitical developments or related economic sanctions, could result in decreases in the fair values of goodwill and require the Company to record additional impairment losses that could have a material adverse impact on its net income.

        As of March 31, 2014, currently available information regarding the TV advertising markets in which the Company operates and management's current assessment of factors that could impact the Company's future cash flows in connection with the anticipated digitalization indicated that no downward revisions to the Company's internal cash flow projections are required. There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges.

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

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The Company is a US legal entity with substantially all of its operations outside the US, primarily in Russia. As a result, the Company's tax filing positions in the US are substantially impacted by the Company's interpretation of tax law and how the Company applies it in determining US taxes payable and deferred tax liabilities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which the Company is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates.

  New and Recently Adopted Accounting Pronouncements

        Effective January 1, 2014, the Company adopted Accounting Standards Update 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), Accounting Standards Update 2013-07, Liquidation Basis of Accounting ("ASU 2013-07") and Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The adoption of these amendments did not have a material impact on the Company's condensed consolidated balance sheet or results of operations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE

        Basic net income per share for the three months ended March 31, 2013 and 2014 is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive, was 3,229,904 and 2,279,166 for the three months ended March 31, 2013 and 2014, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2013	2014
Net income attributable to CTC Media, Inc. stockholders	$28,588	$31,216

Weighted average common shares outstanding—basic
Common stock	158,160,719	155,710,719
Dilutive effect of:
Stock-based awards	10,070	93,212

Weighted average common shares outstanding—diluted	158,170,789	155,803,931
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.18	$0.20
Diluted	$0.18	$0.20

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2013 and 2014 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2013	March 31, 2014
Cash and cash equivalents:
Russian ruble bank accounts	$16,616	$21,363
US dollar bank accounts	12,754	12,916
Other	1,204	3,460

Total cash and cash equivalents	$30,574	$37,739

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS (Continued)

	December 31, 2013		March 31, 2014
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	6.3 - 9.0%	$178,937	7.0 - 9.0%	$130,663
US dollar-denominated deposits	0.27%	$1,400	0.75 - 1.40%	$30,000

Total Short-term investments		$180,337		$160,663

        Other non-current assets—On March 20, 2014, the United States imposed sanctions on Bank Rossiya, a Russian open joint stock company, and Bank Rossiya was placed on the Specially Designated Nationals ("SDN") and Blocked Persons List of the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). On April 28, 2014, LLC IC Abros, a holding company related to Bank Rossiya, was also designated an SDN. More than 50% of the voting capital of Telcrest Investments Limited ("Telcrest"), one of the Company's principal stockholders, is beneficially owned, directly or indirectly, by Bank Rossiya and LLC IC Abros, and therefore Telcrest is also considered to be a target of sanctions.

        On March 5, 2014, the Company's Board declared a dividend to stockholders of record as of March 19, 2014. The Company paid the declared dividends on March 28, 2014, however, dividends of $6.9 million otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2013 and March 31, 2014 comprise the following:

	December 31, 2013	March 31, 2014
Internally produced—TV broadcasting:
Released:
Historical cost	$167,182	$158,311
Accumulated amortization	(158,996)	(150,379)

Released, net book value	8,186	7,932

Completed and not released	7,318	4,051

Total	15,504	11,983

Acquired rights:
Historical cost	777,719	748,320
Accumulated amortization	(499,224)	(478,307)

Net book value	278,495	270,013

Total programming rights	$293,999	$281,996

Current portion	$172,197	$167,510

Non-current portion	$121,802	$114,486

        The Company expects to amortize approximately $5 million of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending March 31, 2015. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2014.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2013 and March 31, 2014, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2013	March 31, 2014
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,500,000)	(2,500,000)

Common stock outstanding	155,710,719	155,710,719

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

period ended December 31, 2013, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock and, 155,710,719 shares were outstanding as of December 31, 2013 and March 31, 2014. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Dividends

        In 2014, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2014	$0.175	$27,249	March 19, 2014	March 28, 2014

        As of March 20, 2014, dividends payable of $6,916 to Telcrest were blocked pursuant to the US sanctions imposed on Bank Rossyia described above in Note 4. As of March 31, 2014, dividends payable to Telcrest were recorded in accrued liabilities in the Company's condensed consolidated balance sheets.

        During the three months ended March 31, 2014, the Company declared and paid dividends to MTG of $10,494.

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2013 and 2014:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2012	$762,926	$758,323	$4,603
Net Income	29,434	28,588	846
Other comprehensive loss	(17,856)	(17,852)	(4)

Comprehensive income	11,578	10,736	842

Additional paid-in capital	649	649	—
Dividends declared	(25,024)	(23,724)	(1,300)

Stockholders' equity, March 31, 2013	$750,129	$745,984	$4,145

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	31,735	31,216	519
Other comprehensive loss	(65,478)	(64,714)	(764)

Comprehensive loss	(33,743)	(33,498)	(245)

Additional paid-in capital	503	503	—
Disposals of noncontrolling interests	820	—	820
Dividends declared	(27,273)	(27,249)	(24)

Stockholders' equity, March 31, 2014	$674,423	$667,969	$6,454

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        The Company's Board of Directors approved performance criteria for the 2013 sub-tranche under the 2013 Equity Incentive Plan in respect of 637,800 RSUs with a weighted average per unit grant date fair value of $10.53. In the three months ended March 31, 2014, the Company recognized $0.5 million of expense attributable to these RSUs related to 2013 sub-tranche. The Company's Board of Directors has not yet determined performance criteria for the 2014 sub-tranche, but expects that such terms will be finalized by the end of the second quarter of 2014.

        The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of March 31, 2014 approximates $7.8 million, of which $7.3 million relates to RSUs for which performance criteria for 2014 and following years are not set, which is expected to be expensed over a weighted average period of 3.0 years. The Company expects to settle employee RSU exercises out of treasury stock. In March 2014, the Company's Board of Directors has agreed to grant additional equity awards of approximately 0.7 million shares of common stock in the form of RSU to its employees. The Compensation Committee of the Company's Board of Directors has not yet determined the vesting conditions of these awards, but expects that such terms will be finalized by the end of the second quarter of 2014. The grant date will be the date when the key terms of these awards are determined and agreed with employees.

8. INCOME TAX

        The Company is subject to US (domestic), Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% for Russian

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. INCOME TAX (Continued)

companies holding less than 50% in a Russian distributing subsidiary for more than 365 days. The statutory income tax rate in Russia and Kazakhstan in 2013 and the three months ended March 31, 2014 was 20%.

        The Company's effective income tax rate was 36% and 31% for the three months ended March 31, 2013 and 2014, respectively. The decrease in effective tax rate when comparing the three-month periods ended March 31, 2013 and 2014 was primarily due to the recognition of foreign tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in the Company's historical US income tax filings. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes".

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the three months ended March 31, 2014, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. There continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

        In addition, current instability in Ukraine, and related international economic sanctions, has the potential to negatively affect the Company's ability to sublicense certain programming in that country and may also have broader impacts on the macroeconomic environment of the region, which may adversely affect the Company's business.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Transition to digital broadcasting

        The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of the CTC and Domashny business models, which could significantly impact the operations and fair value of its reporting units and related goodwill. Also, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

        On an ongoing basis, the Company meets with key participants of the media industry and governmental representatives for discussion and analysis of the transition to digital broadcasting, as well as the development of current business and industry initiatives.

Exchange rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended March 31, 2014, the Russian ruble depreciated against the US dollar by 8%, and was on average 13% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2013. If the exchange rate between the ruble and the US dollar were to depreciate further, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. Among other factors, the current situation in Ukraine, and related international economic sanctions, has the potential to further negatively impact the value of the Russian ruble.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $56.6 million that were designated and qualify as fair value hedges, the Company recognized gains on the derivative instruments of $2.3 million, as well as offsetting foreign currency losses on the hedged item in its condensed consolidated statement of income for the three months ended March 31, 2014. In addition, during the three months ended March 31, 2014, the Company entered into short-term non-designated hedges with the notional amount of $103.4 million to mitigate its exposure related to US-dollar denominated payments and recognized foreign currency gains of $0.5 million on derivative instruments in its condensed consolidated statement of income for the three months ended March 31, 2014.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of March 31, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$234,877	$182,693	$43,078	$9,106	$—	$—	$—
Transmission and satellite fees	71,126	14,083	17,543	16,705	12,379	5,396	5,020
Leasehold obligations	40,825	5,205	7,267	7,503	7,783	6,403	6,664
Network affiliation agreements	8,835	2,244	2,851	1,913	1,687	140	—
Acquisition of format rights	320	320	—	—	—	—	—
Cable connections	1,979	1,565	414	—	—	—	—
Payments for intellectual rights	14,466	1,903	2,684	2,832	2,240	2,347	2,460
Other contractual obligations	21,304	3,292	4,561	4,475	4,141	4,276	559

Total	$393,732	$211,305	$78,398	$42,534	$28,230	$18,562	$14,703

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The specific services, coverage and equipment to be provided by RTRS will be agreed by the parties on an annual basis pursuant to a rollout plan forming a part of the principal agreement between the parties. The agreements terminate on March 31, 2023. In 2013, the amount payable to RTRS by the CTC and Domashny channels combined was approximately $1.2 million. The Company estimates that fees payable to RTRS for 2014 will be approximately $25 million for its CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, the Company incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of its channels in aggregate.

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

10. SEGMENT INFORMATION

        The Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan represent the Company's reportable segments. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with its independent affiliates, and the respective owned-and-operated stations that distribute the network's signal.

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

	Three months ended March 31, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$138,832	$412	$41,950	$601,510	$(2,334)	$(64,162)
Domashny Channel	29,479	101	4,105	115,981	(1,981)	(14,960)
Peretz Channel	20,551	—	1,069	156,667	(3,073)	(8,978)
Channel 31	4,154	—	(454)	21,776	(737)	(2,763)
All Other	2,271	161	(4,486)	105,197	(340)	(229)
Business segment results	$195,287	$674	$42,184	$1,001,131	$(8,465)	$(91,092)

Eliminations	—	(674)	—	(53,656)	—	—
Consolidated results	$195,287	—	$42,184	$947,475	$(8,465)	$(91,092)

	Three months ended March 31, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$132,884	$276	$39,690	$626,906	$(2,309)	$(58,166)
Domashny Channel	28,080	29	6,521	100,311	(1,823)	(11,881)
Peretz Channel	18,956	2	3,625	131,270	(2,676)	(6,272)
Channel 31	3,812	—	(28)	21,170	(658)	(2,141)
All Other	2,515	23	(1,669)	70,705	(366)	(118)
Business segment results	$186,247	$330	$48,139	$950,362	$(7,832)	$(78,578)

Eliminations	—	(330)	—	(45,912)	—	—
Consolidated results	186,247	—	$48,139	$904,450	$(7,832)	$(78,578)

11. SUBSEQUENT EVENTS

        On April 29, 2014, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, which will be paid on or about June 30, 2014 to shareholders of record as of June 16, 2014; provided however, that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to US sanctions described in Note 4, while either Bank Rossiya or LLC IC Abros remain an SDN. The Company's Board currently intends to pay further dividends in each of the following quarters of 2014. Although it is the Board's current intention to declare and pay further dividends in the remaining quarters of 2014, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2013 and 2014. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 6, 2014 (the "2013 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$195,287	$186,247	100%	100%	(5)%	10%

Including:
Advertising revenues	190,032	184,563	97%	99%	(3)%	12%

Total operating expenses	$(153,103)	$(138,108)	78%	74%	(10)%	4%

Including:
Direct operating expenses	(11,443)	(11,653)	6%	6%	2%	17%
Selling, general and administrative expenses	(40,765)	(41,552)	21%	22%	2%	18%
Programming expenses	(91,092)	(78,578)	47%	42%	(14)%	(1)%
Stock-based compensation (expense) benefit	(1,338)	1,507	1%	1%	(213)%	(228)%
Depreciation and amortization	(8,465)	(7,832)	4%	4%	(7)%	6%

Operating income	$42,184	$48,139	22%	26%	14%	33%

Foreign currency gains (loss)	546	(3,370)			(717)%	(797)%
Interest income, net	3,109	3,142			1%	16%
Other non-operating loss, net	(146)	(1,997)			nm	nm

Income before income tax	$45,693	$45,914	23%	25%	0%	18%

Income tax expense	(16,259)	(14,179)			(13)%	4%

Consolidated net income	$29,434	$31,735	15%	17%	8%	26%

Less: Income attributable to noncontrolling interest	$(846)	$(519)			(39)%	(30)%

Net income attributable to CTC Media, Inc. stockholders	$28,588	$31,216	15%	17%	9%	27%

*
"nm" indicates the value that is not meaningful

        The functional currency of our Russian-domiciled segments is the Russian ruble, and our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the three months ended March 31, 2014, our results of operations were significantly impacted by the value of the Russian ruble, and to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. In the first quarter of 2014, the Russian ruble depreciated against the US dollar by 8% and was on average 13% lower than the average value of the Russian ruble as compared to the first quarter of 2013. In addition, in February 2014, the National Bank of Kazakhstan devaluated Kazakh tenge by 19% against the US dollar and, as a result, Kazakh tenge depreciated by 16% during the first quarter of 2014. Should the Russian ruble and Kazakh tenge significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected. See "Item 1A. Risk Factors—Declines in the value of the Russian ruble against the US dollar have in the past negatively affected our reported revenues and our operating results, both of which are reported in US dollars".

Revenues

        In the first quarter of 2014, our advertising revenue grew 12% in ruble terms year-on-year, significantly outpacing the estimated 7-8% growth of the Russian TV advertising market and as the result of higher advertiser demand for our channels' inventory during the 2014 Sochi Olympic Games, although CTC and Peretz audience shares decreased as all domestic channels that did not broadcast the Games were under pressure due to loss of viewers to Channel One Russia and VGTRK channels. In March 2014, we also felt the shift of viewers' focus to news broadcasts on the Ukraine crisis.

        The increase in the Russian television advertising market in the first quarter may not be indicative of the market growth that can be expected for 2014 as a whole. We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown and, potentially, international economic sanctions, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share
	Three months ended March 31,
	2013	2014	2013	2014
CTC (Russia)	11.3	10.8	6.7	6.2
Domashny (Russia)	3.0	3.1	2.3	2.3
Peretz (Russia)	2.5	2.4	2.0	1.8
Channel 31 (Kazakhstan)	13.4	11.7	12.2	10.7

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership in the "All 4+" category, which increased from 15.5% in 2012 to 17.2% in 2013 and 17.6% in the first quarter of 2014.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the first quarter of 2014 from 11.3% to 10.8%, primarily reflecting the increased competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi and the effect of audience fragmentation (discussed above), partially offset by the performance of the channel's high-rating content and new premiers.

        Domashny channel's target audience share among 25-59 year-old female viewers increased year-on-year in the first quarter of 2014 from 3.0% to 3.1%, reflecting the structural changes in the programming schedule and the success of the programming in weekend and daytime slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment.

        Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in the first quarter of 2014 from 2.5% to 2.4%, reflecting increased competition from the channels that broadcast political news regarding the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi, partially offset by the strong performance of locally produced series. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge, dynamic and thrilling channel, with a focus on edgy action content.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the first quarter of 2014 from 13.4% to 11.7%, reflecting increased competition from Kazakh channels that broadcast mainly in the Kazakh language due to strengthening of the Kazakh law on local-language programming and increased audience fragmentation.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses decreased by 10% year-on-year in US dollar terms and increased by 4% in ruble terms when comparing the periods under review, of which a 5 percentage point ("pp") related to increases in selling, general and administrative expenses (discussed below).

        Direct operating expenses increased by 2% year-on-year in US dollar and 17% in ruble terms in the first quarter of 2014, largely as a result of a 6pp increase in salaries and benefits costs, reflecting annual raises and increased headcount, and an 8 pp increase in transmission costs, primarily reflecting annual raises.

        In connection with the planned digitalization in Russia, in March 2013, we entered into 10-year transmission agreements with RTRS, a transmission provider, for digital transmission for CTC and Domashny channels. We estimate that fees payable to RTRS for 2014 will be approximately $25 million for CTC and Domashny channels in aggregate. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of our channels in aggregate. See also "—Key Factors Affecting Our Results of Operations", and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses increased by 2% year-on-year in US dollar terms and 18% in ruble terms in the first quarter of 2014, primarily due to a 7pp increase in advertising and promotion expenses, reflecting the timing effect of advertising campaigns at CTC channel and a 9pp increase in compensation payable to Video International that was in line with the revenue dynamics.

        Stock-based compensation expenses decreased by $2.8 million, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date, as the result of our decreased share price in the first quarter of 2014.

        In March 2013, our Board of Directors agreed to grant equity awards to a number of our employees under a new 2013 Equity Incentive Plan (the "Plan") which was approved by our stockholders at the 2013 Annual Meeting. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of common stock in the market for use under our 2013 Equity Incentive Plan. See also "—2013 Equity Incentive Plan" below.

We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan and other outstanding equity awards of approximately $2.1 million for the remainder of 2014, $4 million for 2015, $1.5 million for 2016 and $0.2 million for 2017.

        Programming expenses decreased by 14% year-on-year in US dollar terms and 1% in ruble terms in the first quarter of 2014, reflecting the timing effect of the launch of the Peretz spring schedule in April 2014 and the timing of investing in the Domashny schedule which is planned for the second half of 2014, partially offset by a more expensive programming mix at CTC channel due to the airing of more expensive foreign content. We expect our programming expenses will increase in ruble terms for the full year.

        Due to the reasons discussed above our operating income increased by 14% in US dollar terms and 33% in ruble terms to $48.1 million in the first quarter of 2014 (Q1 2013: $42.2 million).

        Foreign currency losses of $3.4 million, primarily represent the impact of ruble depreciation on our dollar-denominated liabilities, partially offset by gains from our foreign exchange forward contracts.

        Net interest income of $3.1 million reflects the interest earned on our cash balances and short-term investments.

        Income tax expense.    The decrease in our effective income tax rate from 36% to 31% when comparing the periods under review reflects the change in our approach to the recognition of foreign tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. We applied this approach for the recognition of tax benefits starting from the third quarter of 2013 and will apply it prospectively.

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. Total television advertising spending in Russia and Kazakhstan has been adversely affected by recent economic instability. Considerable uncertainty remains concerning economic stability globally in the medium-term. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. Also, current instability in Ukraine, and potentially the related international economic sanctions, have the potential to negatively affect our ability to sublicense certain programming in that country and may also have broader impacts on the macroeconomic environment of the region, which may adversely affect our business.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In the three months ended March 31, 2014, the Russian ruble depreciated against the US dollar by 8%, and was on average 13% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2013. In addition, in February 2014, the National Bank of Kazakhstan devaluated Kazakh tenge by 19% against the US dollar. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results, as reported in US dollars, would be adversely affected. The current situation in Ukraine, and potentially the related international economic sanctions, have the potential to further negatively impact the value of the Russian ruble.

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

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We place CTC's advertising on the basis of our ratings in CTC's target audience, the 10-45 year-old demographic; Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-59 year-old female viewers; and Peretz's advertising on the basis of our ratings in Peretz's target audience, 25-49 year-old viewers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as overall television viewership. Due to the current economic instability, and potentially international economic sanctions, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability, sellout rates may decrease, which in turn would negatively impact our revenues. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell. See also "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2013, approximately 31% of our total advertising revenues were generated in the fourth quarter.

        Transition to digital broadcasting—The Russian government has launched a federal program to introduce digital broadcasting throughout Russia. Governmental authorities initially indicated that the existing analog broadcasting system would be switched off in stages during the rollout period, and indicated regional deadlines ranging from 2014 to the end of 2017. In April, 2014, the Ministry of Communications and Mass Media extended the rollout period and switch off of analog broadcasting to the end of 2018.

        The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government then determined channels (principally state-controlled channels) that would be included in the first digital multiplex. In December 2012, an additional 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second digital multiplex. Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. Also, current legislation does not provide 'must carry' obligations for cable operators, and accordingly we may be unable to secure or maintain carriage of our channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers. On an ongoing basis, we meet with key participants of the media industry and governmental representatives for discussion and analysis of the transition to digital broadcasting, as well as the development of business and industry initiatives.

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

        The 2013 Equity Incentive Plan—In March 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of performance-based vesting conditions over a period of three years from grant, and will become exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market for use under our 2013 Equity Incentive Plan.

        In March 2014, our Board of Directors agreed to grant additional equity awards over approximately 0.7 million shares of common stock in the form of restricted share units to our employees. The Compensation Committee of our Board of Directors has not yet determined the vesting conditions of these awards, but expects that such terms will be finalized in the second quarter of 2014. The grant date will be the date when the key terms of these awards are determined and agreed. We expect that our estimated stock-based compensation expense will increase as a result of these awards.

        New businesses—In April 2014, we launched our fourth Russian television channel CTC Love, targeting the 11-34 year-old audience, through cable and satellite with penetration of approximately 20% in 70 cities in Russia.

        Segment overview—Our management and Board of Directors evaluate and manage the performance of the Group and make operational decisions based primarily on our three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Each channel's performance takes into account the operating results of its network, which is responsible for broadcasting operations, including sales of the network's advertising, licensing and commissioning of programming, production of its programming schedule, management of its relationships with its independent affiliates, and management of the respective stations that distribute the network's signal. Our other less significant operating segments are included along with headquarters' operations in the "All Other" category for financial reporting purposes.

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers. CTC's technical penetration is 95.3% with its signal covering approximately 100 million people in Russia. CTC channel manages 60 owned-and-operated stations and repeater transmitters that provide 63.3% technical penetration (or 66.4% of the channel's total penetration of 95.3%) and has arrangements with independent affiliate stations that provide 32% technical penetration (or 33.6% of the channel's total penetration of 95.3%).

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

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers. Peretz's technical penetration is 85.5% with its signal covering approximately 61 million people in Russia. Peretz channel manages 59 owned-and- operated stations and repeater transmitters that provide 54.1% technical penetration (or 63.3% of its total penetration of 85.5%) and has arrangements with independent affiliate stations that provide 31.4% technical penetration (or 36.7% of its total penetration of 85.5%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 11 independent affiliates and 73 local cable operators.

Comparison of Consolidated Results of Operations by segment for the three-month periods ending March 31, 2013 and 2014

        The following table presents our revenues and operating income for the three-month periods ending March 31, 2013 and 2014 by segments:

	Three months ended March 31,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$138,832	$132,884	(4)%	11%
Domashny Channel	29,479	28,080	(5)%	10%
Peretz Channel	20,551	18,956	(8)%	6%
Channel 31	4,154	3,812	(8)%	5%*
All Other	2,271	2,515	11%	27%

Total	$195,287	$186,247	(5)%	10%

Operating income/(loss)
CTC Channel	$41,950	$39,690	(5)%	10%
Domashny Channel	4,105	6,521	59%	85%
Peretz Channel	1,069	3,625	239%	290%
Channel 31	(454)	(28)	(94)%	(101)%*
All Other	(4,486)	(1,669)	(63)%	(56)%

Total	$42,184	$48,139	14%	33%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

        All Other.    All other revenues primarily represent revenues from the CTC-International and digital media businesses; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$138,832	$132,884	100%	100%	(4)%	11%

Including:
Advertising revenues	135,610	132,629	98%	100%	(2)%	13%

Total operating expenses	$(96,882)	$(93,194)	70%	70%	(4)%	11%

Including:
Direct operating expenses	(4,070)	(4,790)	3%	4%	18%	35%
Selling, general and administrative expenses	(26,316)	(27,929)	19%	21%	6%	23%
Programming expenses	(64,162)	(58,166)	46%	44%	(9)%	4%
Depreciation and amortization	(2,334)	(2,309)	2%	2%	(1)%	13%

Operating income	$41,950	$39,690	30%	30%	(5)%	10%

Revenues

        Advertising revenues of CTC channel increased by 13% in ruble terms when comparing the three-month periods ended March 31, 2013 and 2014, largely reflecting the estimated increase in the overall Russian television advertising market of 7-8% in ruble terms, and higher advertiser demand as the result of the 2014 Sochi Olympic Games, partially offset by a 4% decrease in target audience share.

        The decrease in target audience share over the periods under review was primarily due to increased competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi and the effect of audience fragmentation, partially offset by the performance of the channel's high-rating content and new premiers.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership among 10 to 45 year-olds, which increased from 16.2% in 2012 to 18.6% in 2013 and 19.2% in the first quarter of 2014. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

  Expenses

        Total operating expenses of CTC channel increased by 11% in ruble terms when comparing the periods under review, of which an increase of 6pp related to selling, general and administrative expenses and 3pp related to programming expense (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 4% when comparing the periods under review. In ruble terms, direct operating expenses increased by 35%, of which an increase of 17pp related to salaries and benefit costs reflecting annual raises and increased headcount as the result of transfers of some employees from other segments to CTC channel and an increase of 10pp related to transmission and maintenance costs primarily reflecting annual raises.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 19% to 21% when comparing the periods under review. In ruble terms, selling, general and administrative expenses increased by 23%, of which an increase of 11pp related to compensation payable to Video International that was in line with the revenue dynamics and an increase of 10pp related to advertising and promotion expenses because of the timing of advertising campaigns to support new premiers at CTC channel in the first quarter of 2014.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues decreased from 46% to 44% when comparing the periods under review, primarily due to increased channel revenues. In ruble terms, programming expenses increased by 4%, primarily due to the airing of more expensive foreign content and high-rating premiers to support the channel's audience share.

Domashny Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$29,479	$28,080	100%	100%	(5)%	10%

Including:
Advertising revenues	28,734	27,839	97%	99%	(3)%	12%

Total operating expenses	$(25,374)	$(21,559)	86%	77%	(15)%	(2)%

Including:
Direct operating expenses	(2,794)	(2,778)	9%	10%	(1)%	14%
Selling, general and administrative expenses	(5,639)	(5,077)	19%	18%	(10)%	4%
Programming expenses	(14,960)	(11,881)	51%	42%	(21)%	(9)%
Depreciation and amortization	(1,981)	(1,823)	7%	6%	(8)%	6%

Operating income	$4,105	$6,521	14%	23%	59%	85%

Revenues

        Advertising revenues of the Domashny channel increased by 12% when comparing the periods under review, largely reflecting the estimated increase in the overall Russian television advertising market of 7-8% in ruble terms, and the higher advertiser demand as the result of the 2014 Sochi Olympic Games and an increase in target audience share of 3%. The increase in target audience share over the periods under review was primarily due to the structural changes in the programming schedule and the success of programming in weekend and daytime slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment.

  Expenses

        Total operating expenses of Domashny channel decreased by 2% in ruble terms when comparing the periods under review, reflecting a decrease of 5pp in programming expense, partially offset by an increase of 2pp in direct operating expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 10% when comparing the periods under review. In ruble terms, direct operating expenses increased by 14%, of which an increase of 12pp related to transmission and maintenance costs mainly due to annual raises.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 18% when comparing the periods under review, mainly due to increased channel revenues and decreased advertising and promotion expenses. In ruble terms, selling, general and administrative expenses increased by 4%, of which 9pp related to an increase in compensation payable to Video International that was in line with the revenue dynamics, partially offset by a 5pp decrease in advertising and promotion expenses because of the later timing of advertising campaigns in 2014 compared to 2013.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues decreased from 51% to 42% when comparing the periods under review mainly due to a less expensive programming mix (discussed below) and increased channel revenues. When comparing the periods under review, programming expenses decreased by 9% in ruble terms primarily due to less expensive and decreased volume of Russian content, partially offset by more expensive foreign series due to the launch of Turkish premiers to support Domashny's audience share.

Peretz Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$20,551	$18,956	100%	100%	(8)%	6%

Including:
Advertising revenues	20,451	18,810	100%	99%	(8)%	6%

Total operating expenses	$(19,482)	$(15,331)	95%	81%	(21)%	(9)%

Including:
Direct operating expenses	(3,085)	(2,517)	15%	13%	(18)%	(6)%
Selling, general and administrative expenses	(4,346)	(3,866)	21%	20%	(11)%	3%
Programming expenses	(8,978)	(6,272)	44%	33%	(30)%	(20)%
Depreciation and amortization	(3,073)	(2,676)	15%	14%	(13)%	0%

Operating income	$1,069	$3,625	5%	19%	239%	290%

Revenues

        Advertising revenues of the Peretz channel increased by 6% in ruble terms when comparing the periods under review, largely reflecting the estimated increase in the overall Russian television advertising market of 7-8% in ruble terms, primarily as the result of higher advertiser demand due to the 2014 Sochi Olympics Games, partially offset by a 4% decrease in target audience share. The decrease in Peretz audience share in the periods under review was primarily due to increased competition from the channels that broadcast political news following the situation in Ukraine and audience fragmentation, partially offset by the strong performance of locally produced series. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge, dynamic and thrilling channel, with a focus on edgy action content.

  Expenses

        Total operating expenses of Peretz channel decreased by 9% in ruble terms when comparing the periods under review, of which a decrease of 9pp related to programming expense (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 15% to 13% when comparing the periods under review, primarily due to decreased salaries and benefits costs. In ruble terms, direct operating expenses decreased by 6%, mainly due to decreased salaries due to transfers of some employees to CTC channel.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues remained approximately flat at 20% when comparing the periods under review. In ruble terms, selling, general and administrative expenses increased by 3%, reflecting the joint effect of an increase of 5pp in compensation payable to Video International as the result of increased channel revenues, and a decrease of 4pp in advertising and promotion expenses, due to the timing effect of advertising campaigns at Peretz channel.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues decreased from 44% to 33% when comparing the periods under review. In ruble terms,

programming expenses decreased by 20%, reflecting the timing effect of the launch of Peretz spring schedule in April 2014, partially offset by increased cost and volume of high ratings Russian series.

Channel 31

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$4,154	$3,812	100%	100%	(8)%	5%

Including:
Advertising revenues	4,140	3,673	100%	96%	(11)%	2%

Total operating expenses	$(4,608)	$(3,840)	111%	101%	(17)%	(5)%

Including:
Direct operating expenses	(269)	(262)	6%	7%	(3)%	12%
Selling, general and administrative expenses	(839)	(779)	20%	20%	(7)%	5%
Programming expenses	(2,763)	(2,141)	67%	56%	(23)%	(11)%
Depreciation and amortization	(737)	(658)	18%	17%	(11)%	0%

Operating loss	$(454)	$(28)	11%	1%	(94)%	(101)%

        The functional currency of Channel 31 is the Kazakh tenge, and our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the three months ended March 31, 2014, Channel 31 results of operations were significantly impacted by the devaluation of Kazakh tenge by 19% against the US dollar that was implemented by National Bank of Kazakhstan in February 2014 and, as a result, the Kazakh tenge depreciated by approximately 16% in the first quarter of 2014.

Revenues

        Advertising revenues of Channel 31 increased by 2% in Kazakh tenge terms when comparing the three-month periods ended March 31, 2013 and 2014, principally due to increased sellout and sponsorship revenues, partially offset by a 13% decrease in target audience share, reflecting increased competition from other channels. The estimated overall television advertising market in Kazakhstan was approximately flat in Kazakh tenge, when comparing the periods under review.

Expenses

        Total operating expenses of Channel 31 decreased by 5% in Kazakh tenge terms when comparing the periods under review, mainly due to a 7pp decrease in programming expenses (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues were approximately flat at 7% when comparing the periods under review. In Kazakh tenge terms, direct operating expenses increased by 12%, primarily due to increases in salaries and benefits costs due to hiring of several channel's top-management in the second half of 2013.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, remained flat at 20% when comparing the periods under review. In Kazakh tenge terms, selling, general and administrative expenses increased by 5%, of which an increase of 4pp related to other general and administrative expenses reflecting the annual mandatory membership fees to the Association of Businesses of Kazakhstan starting from 2014.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 67% to 56% when comparing the periods under review. In Kazakh tenge terms, when comparing the periods under review, programming expenses decreased by 11%, primarily due to the timing effect of airing of the locally produced content and decreased volume of foreign movies.

All Other

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,271	$2,515	100%	100%	11%	27%

Operating expenses	$(6,757)	$(4,184)	298%	166%	(38)%	(29)%

Including:
Selling, general and administrative expenses	(3,933)	(4,004)	173%	159%	2%	18%
Stock based compensation expenses	(1,338)	1,507	59%	60%	(213)%	(228)%
Other expenses	(1,486)	(1,687)	65%	67%	14%	31%

Operating loss	$(4,486)	$(1,669)	198%	66%	(63)%	(56)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International and digital media businesses. In three-month periods ended March 31, 2013 and 2014, operating revenues from CTC-International amounted to $1.1 million and 0.9 million, respectively, and operating revenues from our digital media businesses amounted to $1.1 million and $1.4 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters and digital media businesses. When comparing the periods under review, selling, general and administrative expenses increased by 18% in ruble terms, primarily due to increases in salaries and benefits costs in our digital media businesses, reflecting the annual raises and increased headcount, partially offset by decreases in salaries and benefits costs in our corporate headquarters, reflecting the departure of several top managers and transfer of some employees to CTC channel in the second half of 2013 and increased advertising and promotion expenses in our digital media businesses which were in line with segment revenue dynamics.

        Stock-based compensation expenses decreased by $2.8 million, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date, as the result of our decreased share price in the first quarter of 2014.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 31% in ruble terms when comparing the periods under review, primarily due to increases in direct operating expenses, reflecting the reallocation of certain transmission costs to our digital media businesses from our channels in the first quarter of 2014.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of March 31, 2014 Compared to December 31, 2013

  Short-term and long-term prepayments

        Prepayments decreased from December 31, 2013 to March 31, 2014 by $14.3 million, primarily due to the effect of depreciation of the Russian ruble against the US dollar.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2013 to March 31, 2014 of $12.0 million was primarily due to the effect of depreciation of the Russian ruble against the US dollar.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2013 to March 31, 2014 by $12.2 million and $11.2 million, respectively, due to the effect of the depreciation of the Russian ruble against the US dollar.

  Taxes payable

        Our taxes payable decreased by $14.5 million from December 31, 2013 to March 31, 2014, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2013 compared with the first quarter of 2014 and, to a lesser extent, due to the effect of the depreciation of the Russian ruble against the US dollar.

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

        As of March 31, 2014, we had $37.7 million in cash and cash equivalents, of which approximately 34% was held in US dollar-denominated accounts. In addition, as of March 31, 2014, we had $160.7 million in deposits with maturities ranging from one to twelve months, of which approximately 19% was held in US dollar-denominated accounts. In April 2014, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately RUR 1 billion or $28 million (at closing exchange rate of RUR 35.69 to $1.00). As of December 31, 2013 and March 31, 2014, we didn't have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2013	2014
	(in thousands)
Net cash provided by/(used in) operating activities:	$(12,903)	$32,403
Net cash provided by/(used in) investing activities:	(1,426)	3,548
Net cash used in financing activities:	(24,868)	(27,364)

        Cash flows from operating activities increased by $45.3 million, reflecting the joint effect of higher cash receipts from advertising sales and the lesser cash spending on the acquisition of programming and operating costs. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $190.0 and $184.6 million for the three-month periods ended March 31, 2013 and 2014, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $108.9 and $84.7 million for the three-month periods ended March 31, 2013 and 2014, respectively. The decrease in cash paid for programming rights in the first quarter of 2014 was primarily due to the timing effect of our investments in Russian and foreign content that will be used in 2014 and thereafter. Programming expenses amounted to $91.1 and $78.6 million for the three-month periods ended March 31, 2013 and 2014, respectively.

        Cash used in investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the three-month period ended March 31, 2014, our cash provided by investing activities primarily represented receipts from deposits of $4.5 million and cash paid for capital expenditures of $1.0 million, mainly on purchases of broadcasting equipment. In the three-month period ended March 31, 2013, our cash used in investing activities primarily represented cash paid for capital expenditures of $1.1 million, mainly on purchases of cable connections and broadcasting equipment.

        Cash used in financing activities includes net proceeds from or settlement of our overdraft and loan, and payments of dividends. In the three-month period ended March 31, 2014, our cash used in financing activities includes payment of dividends in the amount of $20.3 million to our stockholders, $0.02 million in dividends paid to minority shareholders of our subsidiaries and $6.9 million increase in other non-current assets which represents dividends to one of our stockholder that were blocked pursuant to US sanctions imposed on Bank Rossiya. In the three-month period ended March 31, 2013, our cash used in financing activities includes payment of dividends in the amount of $17.8 million to our stockholders, $0.1 million in dividends paid to minority shareholders of our subsidiaries and settlement of a $6.9 million bank overdraft.

        On April 29, 2014, our Board of Directors declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, which will be paid on or about June 30, 2014 to shareholders of record as of June 16, 2014; except that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to U.S. sanctions described in Note 4, while either Bank Rossiya or LLC IC Abros remain an SDN.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of March 31, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$234,877	$182,693	$43,078	$9,106	$—	$—	$—
Transmission and satellite fees	71,126	14,083	17,543	16,705	12,379	5,396	5,020
Leasehold obligations	40,825	5,205	7,267	7,503	7,783	6,403	6,664
Network affiliation agreements	8,835	2,244	2,851	1,913	1,687	140	—
Acquisition of format rights	320	320	—	—	—	—	—
Cable connections	1,979	1,565	414	—	—	—	—
Payments for intellectual rights	14,466	1,903	2,684	2,832	2,240	2,347	2,460
Other contractual obligations	21,304	3,292	4,561	4,475	4,141	4,276	559

Total	$393,732	$211,305	$78,398	$42,534	$28,230	$18,562	$14,703

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        In March, 2013, CTC and Domashny entered into agreements on identical terms with the Russian Television and Radio Network, a transmission provider. We estimate that fees payable to RTRS for 2014 will be approximately $25 million for our CTC and Domashny channels in aggregate. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in digital transmission fees once the rollout is complete. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS, for all of our channels in aggregate. In addition, in April 2014, governmental authorities have announced its plan to postpone the rollout period until the end of 2018.

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

  Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the company's common stock in determining stock- based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our 2013 Annual Report on Form 10-K. Since that date, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

        Goodwill and Intangible assets—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of our shares and negative market conditions or economic trends.

        The planned transition to digital broadcasting could impact our assumptions used in economic models and our assessment of the fair value of our reporting units. In December 2012, CTC and Domashny channels were selected in a public tender for inclusion in the second digital multiplex; Peretz channel was not selected. Given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Currently, we believe the most significant of these uncertainties relate to our overall operating costs during (and following) the transition to digital broadcasting.

        In addition, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues after the end of analog broadcasting. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of the Peretz signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill.

        For a discussion of the methodology and major assumptions regarding our impairment test refer to the Annual Report on Form 10-K filed with the SEC on March 6, 2014.

        Intangible assets primarily represent our broadcasting licenses and cable network connections. Cable network connections are amortized on a straight-line basis over their estimated period of future economic benefit until approximately 2018. As a result of developments in the transition to digital broadcasting, we changed our estimate of the useful lives of our broadcasting licenses from indefinite to finite in the fourth quarter of 2012. We amortized the remaining balances of our broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life in the range of 2.75 to 5.75 years, depending on the region, which would be $12.5, $15.0, $11.7, $8.3 and $3.8 million annually from 2014 through 2018.

        In April 2014, the Ministry of Communications and Mass Media extended the current timelines for switching off analog broadcasting to the end of 2018. As the result, we changed our estimate of the remaining economic lives of our analog broadcasting licenses in the second quarter of 2014. We estimate that the amortization charge for our broadcasting licenses will be approximately $7.1million for the remaining of 2014 and $10.6 million annually from 2015 through 2018. The estimated useful lives of our broadcasting licenses is subject to availability of further information about transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

        Tax provisions—We record temporary differences related to investments in our Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that we do not plan to permanently reinvest in operations outside the U.S. The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. We are a US legal entity with substantially all of our operations outside the US, primarily in Russia. As a result, our tax filing positions in the US are substantially impacted by our interpretation of tax law and how we apply it in determining US taxes payable and deferred tax liabilities. While we believe we have, and continue, to make reasonable judgments in determining our tax filing positions in each jurisdiction in which we are subject to tax, views may differ as to the determination of our tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in our estimates.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the three months ended March 31, 2014, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $16.5 million and $8.5 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar. The current situation in Ukraine has the potential to further negatively impact the value of the Russian ruble.

        The prevailing exchange rate as of April 25, 2014 was RUR 35.68 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the first quarter of 2014, we entered into foreign exchange forward contracts for approximately $109.4 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Beginning in the second half of 2008, Russia, like many other countries, experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, devaluation of its currency, capital flight and a decline in gross domestic product. Additionally, because Russia produces and exports large amounts of oil and gas, recent decreases in international oil prices have adversely affected and may continue to adversely affect the Russian economy. The current situation in Ukraine, including international economic sanctions, also has the potential to negatively affect our ability to sublicense certain programming in that country and may also have broader impacts on the macroeconomic environment of the region, which may adversely affect our business. Like Russia, Kazakhstan has also experienced economic instability.

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

        The Russian government has announced a federal program to introduce digital broadcasting throughout Russia by 2017. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. Governmental authorities have recently announced that analog broadcasting will not be switched off until the end of 2018. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

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

  •
  Viewers may not acquire television-sets or converters that will allow them to receive the digital signal prior to the time analog broadcasting ends. Further, viewers may switch to cable television. In the absence of 'must-carry' obligations for cable operators, this could lead to a decline in the overall number of households viewing free-to-air television and, as a result, our viewer ratings.

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

        In February 2014, a governmental committee suggested that all channels included in the first and second digital multiplex reconfigure their broadcasting signal into high definition (HD) format. This suggestion is not obligatory, but in case this suggestion is upheld by the Russian government we may be obliged to reconfigure the broadcasting signal of our CTC and Domashny channels into HD format. If such decision is implemented in the future, we will be required to reconsider our operational models and business plans in order to reflect such changes. While we do not believe such changes would impact us in the near term, we are unable to predict how such changes, if any, may affect our business, financial condition and results of operations in future periods.

        See also "—A significant portion of our total assets relates to goodwill. We have been required to record significant impairment charges for goodwill in the past, and if events or changes in circumstances further reduce the fair value of those assets, we may be required to record additional impairment losses that could materially adversely impact our net income."

The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts.

        Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. Both the United States and the European Union have imposed economic sanctions on certain Russian government officials, other individuals and, in the case of the United States, certain Russian companies. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis.

        Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the U.S. or EU lists of sanctioned parties. Bank Rossiya and LLC IC Abros, which control one of our principal minority shareholders, Telcrest Investments Limited, and Yuri Kovalchuk, who has a significant interest in Bank Rossiya, have been named as parties on the Specially Designated Nationals ("SDN") and Blocked Persons List, published by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Details can be found at http://www.treasury.gov/ofac/downloads/t11sdn.pdf. Due to Bank Rossiya and LLC IC Abros's ownership interest in Telcrest, Telcrest is also deemed to be a SDN. Under the applicable sanctions, we (1) may not engage in any financial or commercial transaction with an SDN; (2) must block any "property interest" of an SDN over which we have possession or control; (3) may not facilitate or approve the action of any other party that would violate the sanctions; or (4) otherwise evade the sanctions.

        As a result of the sanctions programs, we must engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. Sanctions could also impede our ability to effectively manage our legal entities and operations globally. We are a Delaware corporation, while our wholly-owned primary operating subsidiaries are organized under the laws of the Russian Federation. We may also be required to seek guidance or licenses from OFAC regarding compliance or in order to proceed to do certain business, and we will be subject to OFAC blocking and reporting obligations.

        Telcrest's position as principal minority shareholder of ours and its right to designate three of the nine members of our Board of Directors present significant compliance challenges for us. We have recently introduced policies and procedures to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our newly formed Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes, which must operate with additional formalities related to these sanctions, including the recusal of Telcrest designated directors from decisions or deliberations on all transactions by our Board.

        We are committed to complying with all applicable U.S. and other laws, including the recent Ukraine-related sanctions. However, if we fail to comply with sanctions requirements, our company and/or our directors and senior management could face administrative, civil and criminal penalties.

Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        The law "On protection of children from harmful information", which came into effect in September 2012, prohibits the distribution of any information that may be harmful to children , such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 2012 all our programs have been labeled in accordance with this new law. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

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

        In October 2013, a new law came into force amending the law on advertising as well as the Administrative Code regulating the advertising of biologically active additives (BAA) and imposing penalties for inappropriate advertising thereof. According to the new law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect that these amendments will affect our business significantly, since we have editorial control over commercials we broadcast, but we cannot be sure that we will not receive any claims in the future, since there is no legal practice in implementing these amendments and there are no court interpretations of them.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, including continued or expanded international economic sanctions, these companies may choose to reduce their advertising spending in Russia. Our management, in consultation with the Board of Directors, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment. Our management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of March 31, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz were $47.3 million, $23.9 million and $52.8 million, respectively. Any decrease in cash flow projections could adversely impact the fair value of our reporting units and related goodwill or intangible assets, and we would then record additional impairment charges.

        We consider all current information in respect of determining the need for, or calculating, any impairment loss; however, future changes in events or circumstances, such as a continuation or worsening of the current economic instability, continued or expanded economic sanctions, decreases in our audience shares or ratings, increased competition from cable providers or others, or changes in the audience measurement system, could result in decreases in the fair value of our long-lived assets and require us to record additional impairment losses that could have a material adverse impact on our net income.

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

        In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.In 2013, the average exchange rate was RUR 31.85 to $1.00. The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00.

        During the period from December 31, 2013 to March 31, 2014, the Russian ruble further depreciated against the US dollar to RUR 35.69 to $1.00 as of March 31, 2014. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results, as reported in US dollars, would be adversely affected. The current situation in Ukraine, and related economic sanctions, has the potential to further negatively impact the value of the Russian ruble.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of March 31, 2014, was approximately $5.8 million.

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

        Although we have introduced procedures to monitor the broadcasting of our network programming in cities that have not been included in TNS Russia Panel, we cannot ensure that our affiliates are always consistent in their compliance with the federal advertising provisions of our agreements. If an independent affiliate breaches its obligations under our network agreement, we may face complaints from our advertising clients.

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

We may not be able to compete successfully against other free-to- air channels and networks that may have broader coverage, greater name recognition, larger market share, wider programming content or access to more funding than we do, or with niche channels or non-free-to-air channels offering competitive programming formats.

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

        On a national level, CTC competes directly with other larger broadcast networks and channels, including Channel One, as well as with the smaller networks, TNT and NTV. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and- operated stations compete with other stations for local advertising.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2014 we had contractual commitments for the acquisition of approximately $182.7 million in programming rights in 2014, $43.1 million in 2015 and $9.1 million in 2016. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. We would have only limited ability to reduce our costs in the short-run in response to such developments.

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

        We understand that the beneficial owners of our second largest shareholder Telcrest, including Bank Rossiya, have investments in Russian media businesses, including through indirect equity interests in Channel One, REN-TV and TRK 5 (Channel 5). We understand that Bank Rossiya also has indirect significant minority interests in Video International, with which we have software license and service agreements in respect of advertising sales. Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts."

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

        Media businesses can be particularly vulnerable to politically motivated actions. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts."

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

        In February 2014, a new law came into force amending the Russian Constitution and merging the Higher Arbitration court with the Higher Court, creating a new Higher Court. As of the date of this Quarterly Report, the new Higher Court is in the process of being established. We cannot predict the effect of this merger on judicial practice and the Russian judicial system.

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

If the Russian Federal Anti-monopoly Service were to conclude that we acquired or created a new company in contravention of anti-monopoly legislation, it could impose fines or administrative penalties and could require the divestiture of such company or other assets.

        Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of, or subsequent notification to, the Russian Federal Anti-monopoly Service or its predecessor agencies (the "FAS"). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the FAS were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative penalties and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

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

        There has been no judicial or other official interpretation of what constitutes a "reasonable period" within which a company must act to liquidate. If any of our subsidiaries were to be liquidated involuntarily, we would be forced to reorganize the operations we currently conduct through that subsidiary. The liquidation of any of our owned-and-operated station subsidiaries would result in the termination of their existing broadcast and other licenses, and we cannot assure you that we would be able to secure new licenses needed for these stations to continue to operate. Accordingly, any liquidation could have a material adverse effect on our business.

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

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. For example, the current circumstances involving Ukraine, including international economic sanctions, may have deleterious macroeconomic and other effects on the regions in which we operate, including, among other things, increased volatility in foreign currency values and a weaker overall business environment.

        Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts."

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of April 22, 2014, approximately 36% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of April 22, 2014, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV Nikolay Surikov Chief Financial Officer

Date: April 30, 2014

CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer

Date: April 30, 2014

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-13228
10.1	Additional Agreement No.31 to the Contract No. KT-361-1110 as of November 11, 2010 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of March 21, 2014 (English translation)	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*
Submitted electronically herewith. The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.