Form 10-Q
period 2014-06-30
CTC Media, Inc.
filed 2014-07-31
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

        As of July 31, 2014, there were outstanding 155,762,166 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2013	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$30,574	$43,291
Short-term investments (Note 4)	180,337	149,999
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2013—$483; June 30, 2014—$722)	36,875	30,649
Taxes reclaimable	22,929	23,896
Prepayments	57,536	54,217
Programming rights, net (Note 5)	172,197	166,349
Deferred tax assets	30,400	29,106
Other current assets	4,373	6,334

TOTAL CURRENT ASSETS	535,221	503,841

PROPERTY AND EQUIPMENT, net	36,874	32,199
INTANGIBLE ASSETS, net:
Broadcasting licenses	59,676	50,675
Cable network connections	20,422	21,454
Trade names	5,332	5,206
Other intangible assets	4,876	4,329

Net intangible assets	90,306	81,664
GOODWILL	135,276	131,652
PROGRAMMING RIGHTS, net (Note 5)	121,802	121,750
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,524	4,158
PREPAYMENTS	27,602	34,289
DEFERRED TAX ASSETS	18,371	17,793
OTHER NON-CURRENT ASSETS (Note 4)	—	14,283

TOTAL ASSETS	$970,976	$941,629

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	105,849	89,521
Accrued liabilities	20,449	42,002
Taxes payable	33,630	14,836
Deferred revenue	10,223	9,496
Deferred tax liabilities	49,770	55,001
Other current liabilities	3,390	2,983

TOTAL CURRENT LIABILITIES	223,311	213,839

DEFERRED TAX LIABILITIES	13,549	12,704
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 6):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2013 and June 30, 2014—158,210,719)	1,582	1,582
Additional paid-in capital	494,122	494,924
Retained earnings	386,575	389,945
Accumulated other comprehensive loss	(124,339)	(146,640)
Less: Common stock held in treasury, at cost (December 31, 2013—2,500,000; June 30, 2014—2,448,553 shares)	(29,727)	(29,115)
Non-controlling interest	5,903	4,390

TOTAL STOCKHOLDERS' EQUITY	734,116	715,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$970,976	$941,629

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
REVENUES:
Advertising	$199,554	$182,495	$389,586	$367,058
Sublicensing revenue and other revenues	6,461	1,817	11,716	3,501

Total operating revenues	206,015	184,312	401,302	370,559

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $7,334 and $5,973 for the three months and $14,794 and $12,615 for the six months ended June 30, 2013 and 2014, respectively; and exclusive of stock-based compensation expense (benefit) of $761 and $373 for the three months and $1,443 and $(776) for the six months ended June 30, 2013 and 2014, respectively)	(11,457)	(12,959)	(22,900)	(24,612)
Selling, general and administrative (exclusive of depreciation and amortization of $1,024 and $847 for the three months and $2,029 and $2,037 for the six months ended June 30, 2013 and 2014, respectively; and exclusive of stock-based compensation expense of $539 and $879 for the three months and $1,195 and $521 for the six months ended June 30, 2013 and 2014, respectively)	(43,967)	(39,008)	(84,732)	(80,560)
Stock-based compensation benefit (expense)	(1,300)	(1,252)	(2,638)	255
Programming expenses	(91,538)	(85,653)	(182,630)	(164,231)
Depreciation and amortization	(8,358)	(6,820)	(16,823)	(14,652)

Total operating expenses	(156,620)	(145,692)	(309,723)	(283,800)

OPERATING INCOME	49,395	38,620	91,579	86,759
FOREIGN CURRENCY (LOSS) GAIN	690	(1,335)	1,236	(4,705)
INTEREST INCOME	2,654	3,064	5,970	6,342
INTEREST EXPENSE	(192)	(128)	(399)	(264)
OTHER NON-OPERATING (LOSS) INCOME, net	246	466	(103)	(592)
EQUITY IN (LOSS) INCOME OF INVESTEE COMPANIES	252	270	455	(669)

Income before income tax	53,045	40,957	98,738	86,871

INCOME TAX EXPENSE	(19,222)	(13,003)	(35,481)	(27,182)

CONSOLIDATED NET INCOME	$33,823	$27,954	$63,257	$59,689

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(2,230)	$(1,293)	$(3,076)	$(1,812)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$31,593	$26,661	$60,181	$57,877

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.20	$0.17	$0.38	$0.37

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.20	$0.17	$0.38	$0.37

Weighted average common shares outstanding—basic	157,763,709	155,753,120	157,957,669	155,732,037

Weighted average common shares outstanding—diluted	157,849,341	156,068,790	157,989,322	155,942,893

Dividends declared per share	$0.16	$0.17	$0.31	$0.35

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Net Income	$33,823	$27,954	$63,257	$59,689
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustment	(38,629)	42,493	(56,485)	(22,985)

Other Comprehensive Income (Loss)	(38,629)	42,493	(56,485)	(22,985)

Comprehensive Income (Loss)	$(4,806)	$70,447	$6,772	$36,704

Less: Comprehensive Income attributable to non-controlling interest	(2,106)	(1,373)	(2,948)	(1,128)

Comprehensive Income (Loss) attributable to CTC Media, Inc. stockholders	$(6,912)	$69,074	$3,824	$35,576

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Six months ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$63,257	$59,689
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	(6,826)	3,631
Depreciation and amortization	16,823	14,652
Programming expenses	182,630	164,231
Stock based compensation (benefit) expense	2,638	(255)
Equity in loss (income) of unconsolidated investees	(455)	669
Foreign currency losses (gains)	(1,236)	4,705
Changes in operating assets and liabilities:
Trade accounts receivable	(4,666)	5,880
Prepayments	(140)	(690)
Other assets	8,218	(397)
Accounts payable and accrued liabilities	(2,228)	(4,026)
Deferred revenue	1,073	1,460
Other liabilities	(14,544)	(15,956)
Dividends received from equity investees	523	422
Acquisition of programming and sublicensing rights	(196,180)	(184,029)

Net cash provided by operating activities	48,887	49,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(1,926)	(2,183)
Receipts from/(investments in) deposits, net	(15,436)	22,914

Net cash provided by/(used in) investing activities	(17,362)	20,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(16,027)	—
Proceeds from exercise of stock options	454	—
(Settlement of)/proceeds from overdraft and loans, net	8,046	(531)
Increase in other non-current assets (Note 4)	—	(13,842)
Dividends paid to stockholders	(48,930)	(40,665)
Dividends paid to noncontrolling interest	(3,238)	(3,461)

Net cash used in financing activities	(59,695)	(58,499)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,438)	499
Net increase/(decrease) in cash and cash equivalents	(30,608)	12,717
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,181	30,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,573	$43,291

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2014. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of June 30, 2014, the Channel 31 Group had assets (excluding intercompany assets) totaling $19,188 and liabilities (excluding intercompany liabilities) totaling $5,637. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income (loss) attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $195 and ($390) for the three- and six-months ended June 30, 2014, respectively.

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

  Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to the Company's interpretation of current tax laws, in particular, in determination of foreign tax credits, determination of valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

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

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin to use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014 the Company commenced to use the instalment method for certain sublicensing arrangements.

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

        As a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite in the fourth quarter of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2012. The Company amortized the remaining balances of its broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life, originally estimated in the range of 2.75 to 5.75 years, depending on the region. In April 2014, the Ministry of Communications and Mass Media announced that current timelines for switching off analog broadcasting will be extended to the end of 2018. As a result, the Company changed its estimate of the remaining economic lives of its analog broadcasting licenses in the second quarter of 2014. The Company estimates that the amortization charge for its broadcasting licenses will be approximately $6.5 million for the remainder of 2014, $12.6 million for 2015, $11.4 million for 2016 and $10.1 million annually from 2017 through 2018 (at an exchange rate of RUR 33.6 to $1.00). The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the Company to revise amortization expense on a prospective basis.

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

        The fair values of the Company's derivative assets of $411 and derivative liabilities of $2,074 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2013 and June 30, 2014, respectively.

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

        As of June 30, 2014, currently available information regarding the TV advertising markets in which the Company operates and management's current assessment of factors that could impact the Company's future cash flows in connection with the anticipated digitalization indicated that no downward revisions to the Company's internal cash flow projections are required. There were no indicators of additional impairment for the Company's goodwill or long-lived assets, and the Company was not required to record any additional impairment charges.

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

  New Accounting Pronouncements

        Effective January 1, 2014, the Company adopted Accounting Standards Update 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), Accounting Standards Update 2013-07, Liquidation Basis of Accounting ("ASU 2013- 07") and Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The adoption of these amendments did not have a material impact on the Company's condensed consolidated balance sheet or results of operations.

        In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The adoption of this guidance, which is effective prospectively for reporting periods beginning on or after December 15, 2014 and interim periods within that year, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

        In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new guidance (i) removes inconsistencies, and weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. The Company plans to apply the new standard beginning January 1, 2017 either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

        In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE

        Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 2,619,246 and 2,310,011 for the three months ended June 30, 2013 and 2014, respectively, and 2,715,914 and 2,336,955 for the six months ended June 30, 2013 and 2014, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Net income attributable to CTC Media, Inc. stockholders	$31,593	$26,661	$60,181	$57,877

Weighted average common shares outstanding—basic
Common stock	157,763,709	155,753,120	157,957,669	155,732,037
Dilutive effect of:
Stock-based awards	85,632	315,670	31,653	210,856

Weighted average common shares outstanding—diluted	157,849,341	156,068,790	157,989,322	155,942,893
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.20	$0.17	$0.38	$0.37
Diluted	$0.20	$0.17	$0.38	$0.37

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2013 and 2014 was net income attributable to CTC Media, Inc. stockholders.

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

	December 31, 2013	June 30, 2014
Cash and cash equivalents:
Russian ruble bank accounts	$16,616	$25,670
US dollar bank accounts	12,754	16,119
Other	1,204	1,502

Total cash and cash equivalents	$30,574	$43,291

	December 31, 2013		June 30, 2014
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	6.3 - 9.0%	$178,937	7.0 - 9.0%	$114,999
US dollar-denominated deposits	0.27%	$1,400	0.78 - 1.40%	$35,000

Total short-term investments		$180,337		$149,999

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

        On March 5, 2014 and April 29, 2014, the Company's Board declared a dividend to stockholders. The Company paid the declared dividends on March 28, 2014 and June 26, 2014, however, dividends totaling $13,842 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2013 and June 30, 2014 comprise the following:

	December 31, 2013	June 30, 2014
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$167,182	$167,536
Accumulated amortization	(158,996)	(160,156)

Released, net book value	8,186	7,380

Completed and not released	7,318	4,298

Total	15,504	11,678

Acquired rights:
Historical cost	777,719	791,554
Accumulated amortization	(499,224)	(515,133)

Net book value	278,495	276,421

Total programming rights	$293,999	$288,099

Current portion	$172,197	$166,349

Non-current portion	$121,802	$121,750

        The Company expects to amortize approximately $7,990 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending June 30, 2015. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2014.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2013 and June 30, 2014, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2013	June 30, 2014
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,500,000)	(2,448,553)

Common stock outstanding	155,710,719	155,762,166

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

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock, and 155,710,719 and 155,762,166 shares were outstanding as of December 31, 2013 and June 30, 2014, respectively. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Dividends

        In 2014, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2014	$0.175	$27,249	March 19, 2014	March 28, 2014
April 29, 2014	$0.175	$27,258	June 16, 2014	June 26, 2014

        Dividends payable to Telcrest of $13,842 were blocked pursuant to the US sanctions imposed on Bank Rossyia and LLC IC Abros described above in Note 4. As of June 30, 2014, dividends payable to Telcrest were recorded in accrued liabilities in the Company's condensed consolidated balance sheets.

        During the six months ended June 30, 2014, the Company declared and paid dividends to MTG Russia AB of $21,003.

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2013 and 2014:

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	59,689	57,877	1,812
Other comprehensive loss	(22,985)	(22,301)	(684)

Comprehensive income	36,704	35,576	1,128

Additional paid-in capital	802	802	—
Treasury stock issued upon RSU exercise	612	612	—
Disposals of noncontrolling interests	820	—	820
Dividends declared	(57,968)	(54,507)	(3,461)

Stockholders' equity, June 30, 2014	$715,086	$710,696	$4,390

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        In April 2014, the Company's Board of Directors approved performance criteria for the 2014 sub-tranche under the 2013 Equity Incentive Plan in respect of 742,100 RSUs with a weighted average per unit grant date fair value of $8.36.

        In April 2014, the Company's Board of Directors approved the grant of an additional 762,963 RSUs to the Company's employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

        The Company recognized $1.0 and $1.5 million of expense attributable to RSUs in the three and six months ended June 30, 2014, respectively.

        The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of June 30, 2014 approximates $12.4 million, of which $4.7 million relates to RSUs granted in 2013 and 2014 and $7.7 million relates to RSUs for which performance criteria for 2015 and following years have not been set, which is expected to be expensed over a weighted average period of 3.5 years. The Company expects to settle employee RSU exercises out of treasury stock.

8. INCOME TAX

        The Company is subject to US, Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. Dividends distributed to

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8. INCOME TAX (Continued)

CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 9% for Russian companies holding (1) less than 50% in a Russian distributing subsidiary or (2) more than 50% in a Russian distributing subsidiary for less than 365 days. The statutory income tax rate in Russia and Kazakhstan in 2013 and for the six months ended June 30, 2014 was 20%.

        The Company's effective income tax rate was approximately 36% for the three and six months ended June 30, 2013 and 31% for the three and six months ended June 30, 2014. The decrease in effective tax rate when comparing the three- and six-month periods ended June 30, 2013 and 2014 was primarily due to the recognition of foreign tax benefits that the Company determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in the Company's historical US income tax filings. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes".

        The tax years ended December 31, 2011, 2012 and 2013 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2010 through 2013 remain subject to examination by the Kazakh tax authorities.

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

        The Russian and Kazakh economies are vulnerable to market downturns and economic slowdowns elsewhere in the world. The recent economic downturn in both the European and global economies has resulted in reduced growth in the advertising market. A continuation of this economic downturn could adversely affect further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects. In the first half of 2014, the Russian and Kazakh governments continued to take measures to support their economies in order to overcome the consequences of the economic downturn. There continues to be uncertainty regarding further economic growth, access to capital and cost of capital, which could negatively affect the Company's future financial position, results of operations and business prospects.

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

        On an ongoing basis, the Company meets key participants of the media industry and governmental representatives for discussion and analysis of the transition to digital broadcasting, as well as the development of current business and industry initiatives.

Exchange Rate

        Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of its revenues are generated in rubles, the Company faces exchange rate risk relating to payments that it must make in currencies other than the ruble. In the three months ended June 30, 2014, the Russian ruble appreciated against the US dollar by 6%, but was on average 10% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2013. In the six months ended June 30, 2014, the Russian ruble depreciated against the US dollar by 3%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2013. If the exchange rate between the ruble and the US dollar were to depreciate further, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected. Among other factors, the current situation in Ukraine, and related international economic sanctions, has the potential to further negative impact the value of the Russian ruble.

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

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $56.6 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $2.5 million, as well as offsetting foreign currency losses on the hedged item in its condensed consolidated statement of income for the six months ended June 30, 2014. For derivative instruments with the notional amount of $162.7 million that were designated and qualify as non-designated hedges related to US dollar denominated payments the Company recognized foreign currency losses of $1.7 million on derivative instruments in its condensed consolidated statement of income for the six months ended June 30, 2014.

Purchase Commitments

        The table below summarizes information with respect to the Company's commitments as of June 30, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$218,157	$141,203	$66,704	$10,250	$—	$—	$—
Transmission and satellite fees	97,097	10,935	21,877	21,913	20,842	17,737	3,793
Leasehold obligations	41,286	3,785	7,672	7,883	8,178	6,760	7,008
Network affiliation agreements	8,580	1,587	3,026	2,029	1,790	148	—
Payments for intellectual rights	11,160	1,087	2,300	2,426	1,702	1,783	1,862
Other contractual obligations	24,639	2,137	4,620	4,643	4,278	4,415	4,546

Total	$400,919	$160,734	$106,199	$49,144	$36,790	$30,843	$17,209

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company may incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The agreements terminate on March 31, 2023. In July 2014, the Company amended the agreements to specify services fees for 2014 and cash payments for period from 2014 to 2018. The Company's digital transmission expense for 2014 related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of our agreements, in addition to the transmission services in the 50+ coverage cities described above, the Company expects to advance payments towards

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

the construction of the digital infrastructure in the 50- coverage regions for CTC and Domashny channels. In aggregate, the Company expects to advance approximately $12 million in 2014, $19 million in 2015, $8 million in 2016, $2 million in 2017 and $2 million in 2018 resulting in total advances of approximately $43 million by the end of 2018. Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, the Company incurred approximately $24 million of such expenses, excluding payments to RTRS for transmission of digital signal, for all of its channels in aggregate.

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

	Three months ended June 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$145,633	$156	$46,000	$587,586	$(2,287)	$(67,219)
Domashny Channel	29,981	31	5,632	107,894	(1,933)	(13,187)
Peretz Channel	21,352	4	621	144,201	(2,962)	(8,215)
Channel 31	6,792	—	2,049	22,299	(740)	(2,662)
All Other	2,257	—	(4,907)	112,340	(436)	(255)
Business segment results	$206,015	$191	$49,395	$974,320	$(8,358)	$(91,538)

Eliminations	—	(191)	—	(61,756)	—	—
Consolidated results	$206,015	$—	$49,395	$912,564	$(8,358)	$(91,538)

	Three months ended June 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$132,233	$382	$38,557	$637,027	$(1,773)	$(62,002)
Domashny Channel	27,871	25	5,324	104,183	(1,477)	(12,198)
Peretz Channel	16,902	2	(1,271)	138,155	(2,336)	(9,004)
Channel 31	4,723	46	516	19,274	(620)	(2,359)
All Other	2,583	22	(4,506)	118,918	(614)	(90)
Business segment results	$184,312	$477	$38,620	$1,017,557	$(6,820)	$(85,653)

Eliminations	—	(477)	—	(75,928)	—	—
Consolidated results	$184,312	$—	$38,620	$941,629	$(6,820)	$(85,653)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$284,465	$568	$87,950	$587,586	$(4,621)	$(131,381)
Domashny Channel	59,460	132	9,737	107,894	(3,914)	(28,147)
Peretz Channel	41,903	4	1,690	144,201	(6,035)	(17,193)
Channel 31	10,946	—	1,595	22,299	(1,477)	(5,425)
All Other	4,528	161	(9,393)	112,340	(776)	(484)
Business segment results	$401,302	$865	$91,579	$974,320	$(16,823)	$(182,630)

Eliminations	—	(865)	—	(61,756)	—	—
Consolidated results	$401,302	$—	$91,579	$912,564	$(16,823)	$(182,630)

	Six months ended June 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$265,117	$658	$78,247	$637,027	$(4,082)	$(120,168)
Domashny Channel	55,951	54	11,845	104,183	(3,300)	(24,079)
Peretz Channel	35,858	4	2,354	138,155	(5,012)	(15,276)
Channel 31	8,535	46	488	19,274	(1,278)	(4,500)
All Other	5,098	45	(6,175)	118,918	(980)	(208)
Business segment results	$370,559	$807	$86,759	$1,017,557	$(14,652)	$(164,231)

Eliminations	—	(807)	—	(75,928)	—	—
Consolidated results	$370,559	$—	$86,759	$941,629	$(14,652)	$(164,231)

11. SUBSEQUENT EVENTS

        On July 25, 2014, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, which will be paid on or about September 26, 2014 to shareholders of record as of September 5, 2014; provided however, that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to US sanctions described in Note 4, while either Bank Rossiya or LLC IC Abros remain an SDN. Although it is the Board's current intention to declare and pay further dividends in 2014, there can be no assurance that such additional dividends will in fact be declared and paid. Any such declaration is at the discretion of the Board and will depend upon factors such as the Company's earnings, financial position and cash requirements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2013 and 2014. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 6, 2014 (the "2013 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

					Change period-to-period
			% of total operating revenues
	Three months ended June 30,
					2014 to 2013
	2013	2014	2013	2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$206,015	$184,312	100%	100%	(11)%	(1)%

Including:
Advertising revenues	199,554	182,495	97%	99%	(9)%	2%

Total operating expenses	$(156,620)	$(145,692)	76%	79%	(7)%	3%

Including:
Direct operating expenses	(11,457)	(12,959)	6%	7%	13%	25%
Selling, general and administrative expenses	(43,967)	(39,008)	21%	21%	(11)%	(2)%
Programming expenses	(91,538)	(85,653)	44%	46%	(6)%	4%
Stock based compensation expense	(1,300)	(1,252)	1%	1%	(4)%	7%
Depreciation and amortization	(8,358)	(6,820)	4%	4%	(18)%	(10)%

Operating income	$49,395	$38,620	24%	21%	(22)%	(13)%

Foreign currency gains (loss)	690	(1,335)			nm	nm
Interest income, net	2,462	2,936			19%	32%
Other non-operating gains, net	498	736			48%	44%

Income before income tax	$53,045	$40,957	26%	22%	(23)%	(14)%

Income tax expense	(19,222)	(13,003)			(32)%	(25)%

Consolidated net income	$33,823	$27,954	16%	15%	(17)%	(8)%

Less: Income attributable to noncontrolling interest	$(2,230)	$(1,293)			(42)%	(42)%

Net income attributable to CTC Media, Inc. stockholders	$31,593	$26,661	15%	14%	(16)%	(6)%

*
"nm" indicates the value that is not meaningful

					Change period-to-period
			% of total operating revenues
	Six months ended June 30,
					2014 to 2013
	2013	2014	2013	2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$401,302	$370,559	100%	100%	(8)%	4%

Including:
Advertising revenues	389,586	367,058	97%	99%	(6)%	7%

Total operating expenses	$(309,723)	$(283,800)	77%	77%	(8)%	3%

Including:
Direct operating expenses	(22,900)	(24,612)	6%	7%	7%	21%
Selling, general and administrative expenses	(84,732)	(80,560)	21%	22%	(5)%	8%
Programming expenses	(182,630)	(164,231)	46%	44%	(10)%	1%
Stock based compensation benefit/(expense)	(2,638)	255	1%	0%	(110)%	(111)%
Depreciation and amortization	(16,823)	(14,652)	4%	4%	(13)%	(2)%

Operating income	$91,579	$86,759	23%	23%	(5)%	8%

Foreign currency gains (loss)	1,236	(4,705)			nm	nm
Interest income, net	5,571	6,078			9%	23%
Other non-operating gains (loss), net	352	(1,261)			nm	nm

Income before income tax	$98,738	$86,871	25%	23%	(12)%	0%

Income tax expense	(35,481)	(27,182)			(23)%	(13)%

Consolidated net income	$63,257	$59,689	16%	16%	(6)%	8%

Less: Income attributable to noncontrolling interest	$(3,076)	$(1,812)			(41)%	(39)%

Net income attributable to CTC Media, Inc. stockholders	$60,181	$57,877	15%	16%	(4)%	10%

*
"nm" indicates the value that is not meaningful

        The functional currency of our Russian-domiciled segments is the Russian ruble, and our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the six months ended June 30, 2014, our results of operations were significantly impacted by the value of the Russian ruble and, to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. In the three months ended June 30, 2014, the Russian ruble appreciated against the US dollar by 6%, but was on average 10% lower than the average value of the Russian ruble compared to the US dollar during the three months ended June 30, 2013. In the six months ended June 30, 2014, the Russian ruble depreciated against the US dollar by 3%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2013. In addition, in February 2014, the National Bank of Kazakhstan devaluated the Kazakh tenge by 19% against the US dollar and, as a result, the Kazakh tenge depreciated by 16% during the first half of 2014. Should the Russian ruble and Kazakh tenge significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected. See "Item 1A. Risk Factors—Declines in the value of the Russian ruble against the US dollar have in the past negatively affected our reported revenues and our operating results, both of which are reported in US dollars".

Revenues

        Our total operating revenues decreased by 11% in US dollar terms and 1% in ruble terms when comparing the three months ended June 30, 2013 and 2014 and decreased by 8% in US dollar terms and increased by 4% in ruble terms when comparing the six months ended June 30, 2013 and 2014. Our advertising sales accounted for approximately 99% of total operating revenues during the three- and six-month periods under review.

        Our advertising sales decreased by 9% in US dollar terms and increased 2% in ruble terms when comparing the three-month periods under review and decreased by 6% in US dollar terms and increased by 7% in ruble terms when comparing the six-month periods under review, due to increased sales of the channel's inventory on a federal level and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by lower year-on-year audience shares of our channels. In addition, when comparing the six-months periods under review, our advertising revenues grew due to overall growth in Russian television advertising market.

        We estimate that the total Russian television advertising market (which includes both national and regional markets) remained approximately flat and increased by approximately 4% in ruble terms in the three- and six-month periods under review, respectively, reflecting higher advertiser demand for inventory during the 2014 Sochi Olympic Games in the first quarter of 2014 and during the FIFA World Cup in the second quarter of 2014. Starting from March 2014, we also felt the shift of viewers' focus to news broadcasts on the Ukraine crisis. The increase in the Russian television advertising market in the first half of 2014 may not be indicative of the market growth that can be expected for 2014 as a whole.

        We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown, and, potentially, international economic sanctions, could have on television advertising spending. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended June 30,				Six months ended June 30,
	2013	2014	2013	2014	2013	2014	2013	2014
CTC (Russia)	11.6	10.2	6.9	5.9	11.4	10.5	6.8	6.1
Domashny (Russia)	3.5	3.3	2.6	2.4	3.3	3.2	2.4	2.3
Peretz (Russia)	2.3	1.9	1.9	1.5	2.4	2.1	1.9	1.7
Channel 31 (Kazakhstan)	12.6	13.7	11.7	12.6	13.0	12.6	12.0	11.6

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 15.5% in 2012 to 17.2% in 2013 and 18.0% in the first half of 2014.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the second quarter of 2014 from 11.6% to 10.2% and from 11.4% to 10.5% when comparing the six-month periods under review, primarily reflecting the increased competition from the channels that broadcast news on the Ukraine crisis, as well as competition from the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and the effect of audience fragmentation (discussed above). In addition, when comparing the three-month periods under review, the decrease of CTC channel's average target audience share reflected the timing effect of the launch of the channel's high-rating premieres in the second quarter of 2013.

        Domashny channel's target audience share among 25-59 year-old female viewers decreased year-on-year in the second quarter of 2014 from 3.5% to 3.3% and slightly decreased from 3.3% to 3.2% when comparing the six-month periods under review, reflecting the effect of audience fragmentation and increased competition from the channels that broadcast news on the Ukraine crisis, partially offset by changes in the programming schedule and the success of the programming in daytime and primetime slots. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment.

        Peretz channel's target audience share among 25 to 49 year-old viewers, with its reality and action positioning and male skewed audience, decreased year-on-year in the second quarter of 2014 from 2.3% to 1.9% and from 2.4% to 2.1% when comparing the six-month periods under review, reflecting increased competition from the channels that broadcast political news following the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi in the first quarter of 2014. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge and dynamic channel, with a focus on edgy action content.

        Channel 31's target audience share among 6 to 54 year-old viewers increased year-on-year in the second quarter of 2014 from 12.6% to 13.7%, reflecting structural changes in the programming schedule due to strengthening of the Kazakh law on local-language programming and better performance of certain programming, and decreased from 13.0% to 12.6% when comparing the six-month periods under review, reflecting increased competition from Kazakh channels that broadcast mainly in the Kazakh language and increased audience fragmentation. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses decreased by 7% year-on-year in US dollar terms and increased by 3% in ruble terms when comparing the three-month periods under review, of which a 2 percentage point ("pp") in ruble terms related to increases in programming expenses (discussed below) and direct operating expenses (discussed below), and decreased by 8% year-on-year in US dollar terms and increased by 3% in ruble terms when comparing the six-month periods under review, of which a 2 pp increase in ruble terms related to selling, general and administrative expenses (discussed below).

        Direct operating expenses increased by 13% year-on-year in US dollar and 25% in ruble terms when comparing the three-month periods under review, and 7% in US dollar and 21% in ruble terms when comparing the six-month periods under review, largely as a result of 16pp and 11pp increases in ruble terms in transmission costs for the three- and six-month periods under review, respectively, reflecting increased digital transmission fees payable to Russian television and radio network (RTRS) for CTC and Domashny channels and annual raises, and a 5pp increases in ruble terms in salaries and benefits costs in the periods under review, reflecting annual raises and increased headcount for each period under review.

        Agreement with RTRS—In July 2014, we amended agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and

Domashny channels. Our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). In aggregate we expect to advance approximately $12 million in 2014, $19 million in 2015, $8 million in 2016, $2 million in 2017 and $2 million in 2018 resulting in total advances of approximately $43 million by the end of 2018. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS for transmission of digital signal, for all of our channels in aggregate. See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        In the three and six months ended June 30, 2014, transmission costs included digital transmission costs for CTC and Domashny pursuant to the rollout plan for the second multiplex which began in March 2013 in the amounts of $2.0 million and $2.6 million, respectively.

        Selling, general and administrative expenses decreased by 11% year-on-year in US dollar terms and 2% in ruble terms when comparing the three-month periods under review, reflecting a joint effect of an 11pp decrease in ruble terms in advertising and promotion expenses as the result of the timing of advertising campaigns at CTC and Domashny channels and a 5pp increase in ruble terms in compensation payable to Video International reflecting the timing of inclusion of certain services provided in 2014. When comparing the six-month periods under review, selling, general and administrative expenses decreased by 5% year-on-year in US dollar terms and increased by 8% in ruble terms, primarily due to a 7pp increase in ruble terms in compensation payable to Video International (discussed above).

        Stock-based compensation expenses were approximately flat at $1.3 million when comparing the three-month periods under review. When comparing the six-month periods under review, stock-based compensation expenses decreased by $2.9 million, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, as the result of our decreased share price in 2014.

        We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan and other outstanding equity awards of approximately $2.1 million for the remainder of 2014, $5.9 million for 2015, $3.8 million for 2016 and $0.6 million for 2017.

        Programming expenses decreased by 6% year-on-year in US dollar terms and increased by 4% in ruble terms when comparing the three-month periods under review, reflecting the timing effect of the launch of the Peretz spring schedule in April 2014 and more expensive programming mix at CTC channel due to the airing of more expensive foreign content, and decreased by 10% year-on-year in US dollar terms and increased by 1% in ruble terms when comparing the six-month periods under review, reflecting a joint effect of a more expensive programming mix at CTC channel (discussed above) and the timing of investing in the Domashny schedule which is planned for the second half of 2014. For the whole year of 2014, we expect our programming expenses will be on the level of 2013.

        Due to the reasons discussed above our operating income decreased by 22% in US dollar terms and 13% in ruble terms from $49.4 million to $38.6 million when comparing the three months ended June 30, 2013 and 2014 and decreased by 5% in US dollar terms and increased by 8% in ruble terms from $91.6 million to $86.8 million when comparing the six months ended June 30, 2013 and 2014.

        Foreign currency losses of $1.3 and $4.7 million for the three and six months ended June 30, 2014, respectively, represent primarily losses from our foreign exchange forward contracts when comparing the three-month periods under review and the impact of ruble depreciation on our dollar-denominated liabilities in the four months of 2014 when comparing the six-month periods under review.

        Net interest income increased by 19% year-on-year in US dollar terms and 32% in ruble terms for the three-month periods under review and increased by 9% year-on-year in US dollar terms and 23% in ruble terms for the six-month periods under review, primarily reflecting the interest earned on our cash balances and short-term investments in the periods under review.

        Income tax expense.    The decrease in our effective income tax rate from 36% for the three and six months ended June 30, 2013 to approximately 31% for the three and six months ended June 30, 2014, reflects the change in our approach to the recognition of foreign tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. We applied this approach for the recognition of tax benefits beginning in the third quarter of 2013.

Key Factors Affecting Our Results of Operations

        Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. Total television advertising spending in Russia and Kazakhstan has been adversely affected by recent economic instability. Considerable uncertainty remains concerning economic stability globally in the medium-term. Additionally, because Russia produces and exports large amounts of oil and gas, its economy is particularly vulnerable to fluctuations in the price of oil and gas in the world market. Decreases in international oil prices have adversely affected and may continue to adversely affect its economy. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. Also, current instability in Ukraine and the related international economic sanctions have the potential to negatively affect our ability to sublicense certain programming in that country and may also have broader impacts on the macroeconomic environment of the region, which may adversely affect our business.

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

        In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in the Kazakh tenge. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. In the first half of 2014, the

Russian ruble depreciated against the US dollar by 3%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the first half of 2013. In addition, in February 2014, the National Bank of Kazakhstan devaluated the Kazakh tenge by 19% against the US dollar and, as a result, the Kazakh tenge depreciated by 16% during the first half of 2014. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results, as reported in US dollars, would be adversely affected. The current situation in Ukraine, and potentially the related international economic sanctions, have the potential to further negatively impact the value of the Russian ruble.

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

        In July 2014, the Russian parliament adopted an amendment to the advertising law that came into force on July 22, 2014. This amendment eliminated the existing restriction that prohibits an advertising sales house having a greater than 35% share of the TV advertising market. In 2011, when this restriction came into force, we formed our own sales house, EvereST-S and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. We cannot predict the effect this amendment may have on the Russian TV advertising market and on our sales operations. See also "Item 1A. Risk Factors—Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues".

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

        In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2019. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage") with approximately 90% of 50+ coverage operational by the end of 2014. Our digital transmission expense for 2014 related to broadcasting in the 50+ coverage cities will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of our agreements, in addition to the transmission services in the 50+ coverage cities described above, we expect to advance payments towards the construction of the digital infrastructure in the 50- coverage regions for CTC and Domashny channels. In aggregate we expect to advance approximately $12 million in 2014, $19 million in 2015, $8 million in 2016, $2 million in 2017 and $2 million in 2018 resulting in total advances of approximately $43 million by the end of 2018 (at an exchange rate of RUR 33.6 to $1.00 as of June 30, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

        Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout is complete. In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, the Company incurred approximately $24 million of such expenses, excluding payments to RTRS for transmission of digital signal, for all of its channels in aggregate. Increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for the increased costs associated with transmission and broadcast equipment upgrades.

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

        The 2013 Equity Incentive Plan—In March 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market for use under our 2013 Equity Incentive Plan. In April 2014, our Board of Directors granted additional equity awards over approximately 0.8 million shares of common stock in the form of restricted share units to our employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

        New businesses—In April 2014, we launched our fourth Russian television channel CTC Love, targeting the 11-34 year-old audience, through cable and satellite with penetration of approximately 24% in more than 70 cities in Russia.

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

  •
  Domashny channel.  Domashny channel principally focuses on 25-59 year-old female viewers. Domashny's technical penetration is 90.1% with its signal covering approximately 63 million people in Russia. Domashny channel manages 52 owned-and-operated stations and repeater transmitters that provide 49.1% technical penetration for the Domashny channel (or 54.5% of its total penetration of 90.1%) and has arrangements with independent affiliate stations that provide 41% technical penetration (or 45.5% of its total penetration of 90.1%).

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers. Peretz's technical penetration is 85.5% with its signal covering approximately 61 million people in Russia. Peretz channel manages 60 owned-and-operated stations and repeater transmitters that provide 54.1% technical penetration (or 63.3% of its total penetration of 85.5%) and has arrangements with independent affiliate stations that provide 31.4% technical penetration (or 36.7% of its total penetration of 85.5%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 12 independent affiliates and 74 local cable operators.

Comparison of Consolidated Results of Operations for the three- and six-month periods ending June 30, 2013 and 2014

        The following table presents our revenues and operating income for three- and six-month periods ending June 30, 2013 and 2014 by segments:

	Three months ended June 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$145,633	$132,233	(9)%	1%
Domashny Channel	29,981	27,871	(7)%	3%
Peretz Channel	21,352	16,902	(21)%	(12)%
Channel 31	6,792	4,723	(30)%	(16)%*
All Other	2,257	2,583	14%	27%

Total	$206,015	$184,312	(11)%	(1)%

	Six months ended June 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$284,465	$265,117	(7)%	5%
Domashny Channel	59,460	55,951	(6)%	6%
Peretz Channel	41,903	35,858	(14)%	(3)%
Channel 31	10,946	8,535	(22)%	(8)%*
All Other	4,528	5,098	13%	27%

Total	$401,302	$370,559	(8)%	4%

	Three months ended June 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$46,000	$38,557	(16)%	(7)%
Domashny Channel	5,632	5,324	(5)%	6%
Peretz Channel	621	(1,271)	(305)%	(333)%
Channel 31	2,049	516	(75)%	(70)%*
All Other	(4,907)	(4,506)	(8)%	1%

Total	$49,395	$38,620	(22)%	(13)%

	Six months ended June 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$87,950	$78,247	(11)%	1%
Domashny Channel	9,737	11,845	22%	39%
Peretz Channel	1,690	2,354	39%	58%
Channel 31	1,595	488	(69)%	(61)%*
All Other	(9,393)	(6,175)	(34)%	(26)%

Total	$91,579	$86,759	(5)%	8%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

        All Other.    All other revenues primarily represent revenues from the CTC-International and digital media businesses; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$145,633	$132,233	100%	100%	(9)%	1%

Including:
Advertising revenues	141,042	131,876	97%	100%	(6)%	4%

Total operating expenses	$(99,633)	$(93,676)	68%	71%	(6)%	4%

Including:
Direct operating expenses	(4,288)	(5,322)	3%	4%	24%	37%
Selling, general and administrative expenses	(25,839)	(24,579)	18%	19%	(5)%	6%
Programming expenses	(67,219)	(62,002)	46%	47%	(8)%	2%
Depreciation and amortization	(2,287)	(1,773)	2%	1%	(22)%	(14)%

Operating income	$46,000	$38,557	32%	29%	(16)%	(7)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$284,465	$265,117	100%	100%	(7)%	5%

Including:
Advertising revenues	276,652	264,505	97%	100%	(4)%	8%

Total operating expenses	$(196,515)	$(186,870)	69%	70%	(5)%	7%

Including:
Direct operating expenses	(8,358)	(10,112)	3%	4%	21%	36%
Selling, general and administrative expenses	(52,155)	(52,508)	18%	20%	1%	14%
Programming expenses	(131,381)	(120,168)	46%	45%	(9)%	3%
Depreciation and amortization	(4,621)	(4,082)	2%	2%	(12)%	(1)%

Operating income	$87,950	$78,247	31%	30%	(11)%	1%

Revenues

        Advertising revenues of CTC channel increased by 4% and 8% in ruble terms, when comparing the three- and six-month periods under review, respectively, principally due to increased sales of the channel's inventory on a federal level and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by 12% and 8% decreases in the audience share, respectively, reflecting the increased competition from the channels that broadcast news on the Ukraine crisis, as well as competition from the channels licensed to broadcast the FIFA World Cup in the second quarter of 2014 and the 2014 Olympic Games in Sochi in the first quarter of 2014, and the effect of audience fragmentation. In addition, when comparing the three-month periods under review, the decrease of CTC channel's average target audience share reflected the timing effect of the launch of the channel's high-rating premieres in the second quarter of 2013.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and niche TV channels viewership among 10 to 45 year-olds, which increased from 16.2% in 2012 to 18.6% in 2013 and to 19.6% in the first half of 2014. See

"Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Total operating expenses of CTC channel increased by 4% in ruble terms when comparing the three-month periods under review, of which a 2pp related to increases in programming and direct operating expenses, respectively (discussed below), and increased by 7% in ruble terms when comparing the six-month periods under review, of which a 3pp and 2pp related to increases in selling, general and administrative expenses and programming expenses, respectively (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 3-4% in the three- and six-month periods under review. In ruble terms, direct operating expenses increased by 37% and 36% in the three- and six-month periods under review, respectively, of which 22pp and 15pp, respectively, related to an increase in digital transmission costs for CTC channel in connection with the roll-out plan of the second multiplex (see "—Transition to Digital Broadcasting" above), and increases of 14pp and 15pp, respectively, related to salaries and benefit costs reflecting increased headcount, annual raises and accruals for bonuses.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 19% when comparing the three-month periods under review and slightly increased from 18% to 20% when comparing the six-month periods under review. In ruble terms, selling general and administrative expenses increased by 6% and 14% in the three- and six-month periods under review, respectively, of which 8pp and 9pp, respectively, related to increase in compensation payable to Video International due to the timing of inclusion of certain services provided in 2014.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 46% in the three- and six-month periods under review and increased in ruble terms by 2% and 3%, respectively, primarily due to the airing of more expensive foreign movies, partially offset by increased volume of less expensive Russian content to support the channel's audience share.

Domashny Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$29,981	$27,871	100%	100%	(7)%	3%

Including:
Advertising revenues	29,837	27,810	100%	100%	(7)%	4%

Total operating expenses	$(24,349)	$(22,547)	81%	81%	(7)%	3%

Including:
Direct operating expenses	(2,792)	(3,528)	9%	13%	26%	39%
Selling, general and administrative expenses	(6,437)	(5,344)	21%	19%	(17)%	(8)%
Programming expenses	(13,187)	(12,198)	44%	44%	(7)%	3%
Depreciation and amortization	(1,933)	(1,477)	6%	5%	(24)%	(15)%

Operating income	$5,632	$5,324	19%	19%	(5)%	6%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$59,460	$55,951	100%	100%	(6)%	6%

Including:
Advertising revenues	58,571	55,649	99%	99%	(5)%	7%

Total operating expenses	$(49,723)	$(44,106)	84%	79%	(11)%	0%

Including:
Direct operating expenses	(5,586)	(6,306)	9%	11%	13%	27%
Selling, general and administrative expenses	(12,076)	(10,421)	20%	19%	(14)%	(3)%
Programming expenses	(28,147)	(24,079)	47%	43%	(14)%	(3)%
Depreciation and amortization	(3,914)	(3,300)	7%	6%	(16)%	(5)%

Operating income	$9,737	$11,845	16%	21%	22%	39%

Revenues

        Advertising revenues of the Domashny channel increased by 4% and 7% in ruble terms when comparing the three- and six-month periods under review, respectively, principally due to increased sponsorship revenues and increased sales of the channel's inventory on a federal level, reflecting our ability to command higher advertising prices for our target audience, partially offset by 6% and 3% decreases in the audience share, respectively, reflecting the effect of audience fragmentation and increased competition from the channels that broadcast news on the Ukraine crisis, partially offset by changes in the programming schedule and the success of the programming in daytime and primetime slot. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment.

Expenses

        Total operating expenses of Domashny channel increased by 3% in ruble terms when comparing the three-month periods under review, reflecting the joint effect of a 5pp increase in direct operating expenses, primarily due to transmission expenses (discussed below) and a decrease of 2pp in selling, general and administrative expenses, primarily due to advertising and promotion expenses (discussed below). When comparing the six-month periods under review operating expenses of Domashny channel remained approximately flat, reflecting the joint effect of 3pp increase in direct operating expenses, primarily due to transmission expenses (discussed below) and a decrease of 2pp in programming expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues increased from 9% to 13% when comparing the three-month periods under review and from 9% to 11% when comparing the six-month periods under review, mainly due to increased transmission expenses in the periods under review. In ruble terms, direct operating expenses increased by 39% and 27% in the three- and six-month periods under review, respectively, of which increases of 37pp and 25pp, respectively, related to an increase in digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex (see "—Transition to digital broadcasting" above) and annual raises.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 21% to 19% when comparing the three-month periods under review and decreased from 20% to 19% when comparing the six-month periods under review, reflecting the joint effect of decrease in advertising and promotion expenses (discussed below) and increase in compensation fees payable to Video International (discussed below). In ruble terms, selling, general and administrative expenses decreased by 8% and 3% in the three- and six-month periods under review, respectively, reflecting the joint effect of decreases of 16pp and 11pp, respectively, in advertising and promotion expenses because of the timing of advertising campaigns and increases of 6pp and 8pp, respectively, in compensation payable to Video International due to the timing of inclusion of certain services provided in 2014.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues remained flat at 44% when comparing the three-month periods under review and decreased from 47% to 43% when comparing the six-month periods under review. In ruble terms, programming expenses increased by 3% when comparing the three-month periods under review, primarily due to broadcasting of more expensive Turkish content to support Domashny's audience share and decreased by 3% when comparing the six-month periods under review, primarily due to less expensive and decreased volume of Russian content, partially offset by more expensive foreign content.

Peretz Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$21,352	$16,902	100%	100%	(21)%	(12)%

Including:
Advertising revenues	20,781	16,861	97%	100%	(19)%	(10)%

Total operating expenses	$(20,731)	$(18,173)	97%	108%	(12)%	(3)%

Including:
Direct operating expenses	(2,867)	(2,493)	13%	15%	(13)%	(4)%
Selling, general and administrative expenses	(6,687)	(4,340)	31%	26%	(35)%	(27)%
Programming expenses	(8,215)	(9,004)	38%	53%	10%	21%
Depreciation and amortization	(2,962)	(2,336)	14%	14%	(21)%	(13)%

Operating income (loss)	$621	$(1,271)	3%	8%	(305)%	(333)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$41,903	$35,858	100%	100%	(14)%	(3)%

Including:
Advertising revenues	41,232	35,671	98%	99%	(13)%	(2)%

Total operating expenses	$(40,213)	$(33,504)	96%	93%	(17)%	(6)%

Including:
Direct operating expenses	(5,952)	(5,010)	14%	14%	(16)%	(5)%
Selling, general and administrative expenses	(11,033)	(8,206)	26%	23%	(26)%	(16)%
Programming expenses	(17,193)	(15,276)	41%	43%	(11)%	0%
Depreciation and amortization	(6,035)	(5,012)	14%	14%	(17)%	(6)%

Operating income	$1,690	$2,354	4%	7%	39%	58%

Revenues

        Advertising revenues of the Peretz channel decreased by 10% and 2% in ruble terms when comparing the three- and six-month periods under review, respectively, principally due to 17% and 13% decreases in audience share, respectively, partially offset by increased sales of the channel's inventory on a federal level, reflecting our ability to command higher advertising prices for our target audience. The decrease in Peretz audience share in the three- and six-month periods under review was primarily due to increased competition from the channels that broadcast political news following the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge and dynamic channel, with a focus on edgy action content.

Expenses

        Total operating expenses of the Peretz channel decreased by 3% in ruble terms when comparing the three-month periods under review, reflecting a joint effect of a 9pp decrease in selling, general and administrative expenses, primarily due to advertising and promotion expenses (discussed below), and a 8pp increase in programming expenses (discussed below). When comparing the six-month periods under review total operating expenses of the Peretz channel decreased by 6%, of which a 5pp related to selling, general and administrative expenses, primarily due to decrease in advertising and promotion expenses (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 13% to 15% when comparing the three-month periods under review, primarily as the result of decreased channel revenues and were flat at 14% when comparing the six-month periods under review. In ruble terms, direct operating expenses decreased by 4% and 5% in the three-and six-month periods under review, respectively, of which decreases of 3pp related to transmission and maintenance expenses due to the timing decrease in costs for cable connections in the three-and six-month periods under review.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 31% to 26% when comparing the three-month periods under review and from 26% to 23% when comparing the six-month periods under review, primarily due to decreased advertising and promotion expenses in the periods under review. In ruble terms, selling, general and administrative expenses decreased by 27% and 16% in the three- and six-month periods under review, of which decreases of 26pp and 18pp, respectively, related to advertising and promotion expenses, reflecting savings in advertising campaigns due to relative underperformance of channel's position in the second quarter of 2014.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 38% to 53% when comparing the three-month periods under review, mainly due to increased costs for locally produced content (discussed below) and decreased channel revenues, and increased from 41% to 43% when comparing the six-month periods under review, primarily as the result of decreased channel revenues. In ruble terms, programming expenses increased by 21% when comparing the three-month periods under review, primarily due to increases in cost and volume of high-rating Russian series in response to increased competitors from other channels and increased volume of locally produced shows due to the launch of Peretz spring schedule in April 2014.When comparing the six-month periods under review programming expenses remained approximately flat in ruble terms.

Channel 31

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$6,792	$4,723	100%	100%	(30)%	(16)%

Including:
Advertising revenues	6,743	4,449	99%	94%	(34)%	(20)%

Total operating expenses	$(4,743)	$(4,207)	70%	89%	(11)%	7%

Including:
Direct operating expenses	(322)	(377)	5%	8%	17%	41%
Selling, general and administrative expenses	(1,019)	(851)	15%	18%	(16)%	1%
Programming expenses	(2,662)	(2,359)	39%	50%	(11)%	7%
Depreciation and amortization	(740)	(620)	11%	13%	(16)%	1%

Operating income	$2,049	$516	30%	11%	(75)%	(70)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$10,946	$8,535	100%	100%	(22)%	(8)%

Including:
Advertising revenues	10,883	8,122	99%	95%	(25)%	(12)%

Total operating expenses	$(9,351)	$(8,047)	85%	94%	(14)%	1%

Including:
Direct operating expenses	(591)	(639)	5%	7%	8%	28%
Selling, general and administrative expenses	(1,858)	(1,630)	17%	19%	(12)%	3%
Programming expenses	(5,425)	(4,500)	50%	53%	(17)%	(2)%
Depreciation and amortization	(1,477)	(1,278)	13%	15%	(13)%	1%

Operating income	$1,595	$488	15%	6%	(69)%	(61)%

        The functional currency of Channel 31 is the Kazakh tenge, and our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the first half of 2014, Channel 31's results of operations were significantly impacted by the devaluation of the Kazakh tenge by 19% against the US dollar that was implemented by National Bank of Kazakhstan in February 2014. In the three months ended June 30, 2014, the Kazakh tenge depreciated against the US dollar by 1% and was on average 17% lower than the average value of the Kazakh tenge compared to the US dollar during the three months ended June 30, 2013. In the six months ended June 30, 2014, the Kazakh tenge depreciated against the US dollar by 16% and was on average 14% lower than the average value of the Kazakh tenge compared to the US dollar during the six months ended June 30, 2013

Revenues

        Advertising revenues of Channel 31 decreased by 20% in Kazakh tenge terms when comparing the three-month periods ended June 30, 2013 and 2014, principally due to overall decrease in our ratings, reflecting the decrease in Kazakh television viewership of approximately 19%, partially offset by a 9% increase in target audience, reflecting structural changes in the programming schedule due to strengthening of the Kazakh law on local-language programming and better performance of certain programming, and the decrease in the estimated overall television advertising market in Kazakhstan of 7% in Kazakh tenge terms.

        Advertising revenues of Channel 31 decreased by 12% in Kazakh tenge terms when comparing the six-month periods ended June 30, 2013 and 2014, principally due to overall decrease in our ratings, reflecting the decrease in Kazakh television viewership and a 3% decrease in target audience share, reflecting increased competition from Kazakh channels that broadcast mainly in the Kazakh language and increased audience fragmentation, and the decrease in the estimated overall television advertising market in Kazakhstan of 4% in Kazakh tenge terms.

Expenses

        Total operating expenses of Channel 31 increased by 7% and 1% in Kazakh tenge terms in the three- and six-month periods under review, respectively, of which increases of 3pp and 2pp, respectively, related to direct operating expenses (discussed below) and an increase of 4pp related to programming expenses when comparing the three-month periods under review.

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 5% to 8% when comparing the three-month periods under review and from 5% to 7% when comparing the six-month periods under review, primarily due to increased transmission and salaries and benefits costs in the periods under review (discussed below). In Kazakh tenge terms, direct operating expenses increased by 41% and 28% in the three-and six- month periods under review, respectively, of which increases of 25pp and 9pp, respectively, related to transmission costs reflecting increased satellite fees and increases of 21pp and 23pp, respectively, related to increases in salaries and benefits costs due to hiring of several of the channel's top-management in the second half of 2013.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, increased from 15% to 18% when comparing the three-month periods under review and from 17% to 19% when comparing the six-month periods under review, primarily as the result of decreased channel revenues. In Kazakh tenge terms, selling, general and administrative expenses increased by 1% and 3% in the three-and six- month periods under review, respectively.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 39% to 50% when comparing the three-month periods under review, primarily due to increased costs of Russian content (discussed below) and decreased channel revenues, and increased from 50% to 53% when comparing the six-month periods under review, primarily due to decreased channel revenues. In Kazakh tenge terms, programming expenses increased by 7% when comparing the three-month periods under review, primarily reflecting the increased cost and volume of high-rating Russian series to support Channel 31 audience share, partially offset by decreased cost of locally produced programming and decreased by 2% when comparing the six-month periods under review, reflecting decreased cost of locally produced programming and foreign content, partially offset by increased cost and volume of Russian content in the second quarter of 2014 (discussed above).

All Other

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,257	$2,583	100%	100%	14%	27%

Operating expenses	$(7,164)	$(7,089)	317%	274%	(1)%	9%

Including:
Selling, general and administrative expenses	(4,131)	(3,978)	183%	154%	(4)%	6%
Stock based compensation expenses	(1,300)	(1,252)	58%	48%	(4)%	7%
Other expenses	(1,733)	(1,859)	77%	72%	7%	18%

Operating loss	$(4,907)	$(4,506)	217%	174%	(8)%	1%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$4,528	$5,098	100%	100%	13%	27%

Operating expenses	$(13,921)	$(11,273)	307%	221%	(19)%	(9)%

Including:
Selling, general and administrative expenses	(8,064)	(7,982)	178%	157%	(1)%	12%
Stock based compensation benefit/(expenses)	(2,638)	255	58%	5%	(110)%	(111)%
Other expenses	(3,219)	(3,546)	71%	70%	10%	23%

Operating loss	$(9,393)	$(6,175)	207%	121%	(34)%	(26)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International and digital media businesses. When comparing the three-month periods ended June 30, 2013 and 2014, operating revenues from our digital media business amounted to $0.9 and $1.2 million, respectively and operating revenues from CTC-International amounted to $1.0 and $1.1 million, respectively. When comparing the six-month periods ended June 30, 2013 and 2014, operating revenues from our digital media business amounted to $2.0 and $2.7 million, respectively and operating revenues from CTC-International amounted to $2.1 and $2.0 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International and digital media business. In ruble terms, selling, general and administrative expenses increased by 6% and 12% in the three- and six-month periods under review, respectively, primarily due to increased salaries and benefits costs in the periods under review in our digital media business, reflecting increased headcount and annual raises and in CTC-International reflecting increased headcount as the result of our launch of an international version of our Peretz channel in the third quarter of 2013.

        Stock-based compensation expenses were approximately flat at $1.3 million when comparing the three-month periods under review and decreased by $2.9 million when comparing the six-month periods under review, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, as the result of our decreased share price in 2014.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 18% and 23% in ruble terms in the three- and six-month periods under review, respectively, primarily due to increase in direct operating expense in our digital media business, reflecting increases in salaries and benefits costs due to increased headcount and increased transmission costs in CTC-International due to annual raises.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of June 30, 2014 Compared to December 31, 2013

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2013 to June 30, 2014 by $3.4 million, primarily due to increases in advances made for Russian content that will be used in the second half of 2014.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2013 to June 30, 2014 of $5.9 million was primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, programming rights remained approximately flat.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2013 to June 30, 2014 by $8.6 million and $3.6 million, respectively, primarily due to amortization of our broadcasting licenses and cable connections and the effect of the depreciation of the Russian ruble against the US dollar.

  Other non-current assets

        As of June 30, 2014, other non-current assets primarily reflect dividends of $13.8 million otherwise payable to one of our principal stockholder Telcrest that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN. See also "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts."

  Taxes payable

        Our taxes payable decreased from $33.6 million to $14.8 million from December 31, 2013 to June 30, 2014, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2013 compared with the second quarter of 2014.

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

        As of June 30, 2014, we had $43.3 million in cash and cash equivalents, of which approximately 37% was held in US dollar-denominated accounts. In addition, as of June 30, 2014, we had $150.0 million in deposits with maturities ranging from one to twelve months, of which approximately 23% was held in US dollar-denominated accounts. In April 2014, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately RUR 1 billion or $30 million (at an exchange rate of RUR 33.6 to $1.00). As of December 31, 2013 and June 30, 2014, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2013	2014
	(in thousands)
Net cash provided by operating activities:	$48,887	$49,986
Net cash provided by/(used in) investing activities:	(17,362)	20,731
Net cash used in financing activities:	(59,695)	(58,499)

        Cash flows from operating activities remained approximately flat, when comparing the six-month periods ended June 30, 2013 and 2014, primarily due to the depreciation of the Russian ruble against the US dollar. In ruble terms, net cash provided by operating activities increased, reflecting the joint effect of higher cash receipts from advertising sales and higher spending on the acquisition of programming. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $389.6 and $367.1million for the six-month periods ended June 30, 2013 and 2014, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $196.2 million and $184.0 million for the six-month periods ended June 30, 2013 and 2014, respectively. The decrease in cash paid for programming rights was primarily due to the timing effect of our investments in Russian and foreign content that will be used in 2014 and thereafter. Programming expenses amounted to $182.6 million and $164.2 million for the six-month periods ended June 30, 2013 and 2014, respectively.

        Cash used in or provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the six-month period ended June 30, 2014, our cash provided by investing activities primarily represented receipts from deposits of $22.9 million and cash paid for capital expenditures of $2.2 million. In the six-month period ended June 30, 2013, our cash used in investing activities primarily represented investments in cash deposits of $15.4 million and cash paid for capital expenditures of $1.9 million.

        Cash used in financing activities includes net proceeds from or settlement of overdraft and loan, repurchases of our common stock and payments of dividends. In the six-month period ended June 30, 2014, our cash used in financing activities includes payment of dividends in the amount of $40.7 million to our stockholders, $3.5 million in dividends paid to minority shareholders of our subsidiaries and $13.8 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions imposed on Bank Rossiya and LLC IC Abros. In the six-month period ended June 30, 2013, our cash used in financing activities includes payment of dividends in the amount of $48.9 million to our stockholders, $3.2 million in dividends paid to minority shareholders, repurchases of our common stock of $16.0 million, partially offset by net proceeds from bank overdraft and loans of $8 million.

        On July 25, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is September 5, 2014 and the payment date is on or about September 26, 2014; except that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to U.S. sanctions described in "Item 1. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; other non-current assets", while either Bank Rossiya or LLC IC Abros remain an SDN.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of June 30, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$218,157	$141,203	$66,704	$10,250	$—	$—	$—
Transmission and satellite fees	97,097	10,935	21,877	21,913	20,842	17,737	3,793
Leasehold obligations	41,286	3,785	7,672	7,883	8,178	6,760	7,008
Network affiliation agreements	8,580	1,587	3,026	2,029	1,790	148	—
Payments for intellectual rights	11,160	1,087	2,300	2,426	1,702	1,783	1,862
Other contractual obligations	24,639	2,137	4,620	4,643	4,278	4,415	4,546

Total (1)	$400,919	$160,734	$106,199	$49,144	$36,790	$30,843	$17,209

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        Agreement with RTRS—In July 2014, we amended agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). In aggregate we expect to advance approximately $12 million in 2014, $19 million in 2015, $8 million in 2016, $2 million in 2017 and $2 million in 2018 resulting in total advances of approximately $43 million by the end of 2018. Governmental authorities have indicated that each channel participating in the second multiplex will be expected to pay up to $26 million annually in transmission fees after the rollout. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS for transmission of digital signal, for all of our channels in aggregate. See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

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

        In April 2014, the Ministry of Communications and Mass Media extended the current timelines for switching off analog broadcasting to the end of 2018. As the result, we changed our estimate of the remaining economic lives of our analog broadcasting licenses in the second quarter of 2014. We estimate that the amortization charge for our broadcasting licenses will be approximately $6.5 million for the remainder of 2014, $12.6 million for 2015, $11.4 million for 2016 and $10.1 million annually from 2017 through 2018 (at an exchange rate of RUR 33.6 to $1.00). The estimated useful lives of our broadcasting licenses is subject to availability of further information about transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the ruble, primarily US dollar payments for non-Russian produced programming. For the six months ended June 30, 2014, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $32.6 million and $19.0 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        The prevailing exchange rate as of July 28, 2014 was RUR 35.05 to $1.00.

        From time to time we enter into foreign exchange hedging arrangements in relation to a portion of our payments denominated in US dollars. In the first half of 2014, we entered into foreign exchange forward contracts for approximately $143.7 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments.

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In March 2013, we entered into 10-year transmission agreements with the RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2019. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage") with approximately 90% of 50+ coverage operational by the end of 2014. In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

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

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2013, we incurred an aggregate of $24 million of such expenses for our Russian channels; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. At the end of 2012, governmental authorities indicated that each channel participating in the second multiplex would be expected to pay up to $26 million annually in digital transmission fees once the second multiplex is fully introduced. During the transition period, these transmission fees are expected to be lower and are to be paid by way of staged payments as the rollout progresses. According to the amended agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). In aggregate we expect to advance approximately $12 million in 2014, $19 million in 2015, $8 million in 2016, $2 million in 2017 and $2 million in 2018 resulting in total advances of approximately $43 million by the end of 2018. As a result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

  •
  There may be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

        While our channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed, as discussed above, there is currently uncertainty regarding the effect of the implementation of digital broadcasting on our business models, and the digitalization of broadcasting may adversely affect our market position and financial condition.

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

        Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. Both the United States and the European Union have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis.

        Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the U.S. or EU lists of sanctioned parties. Bank Rossiya and LLC IC Abros, which control one of our principal minority shareholders, Telcrest Investments Limited, and Yuri Kovalchuk, who has a significant interest in Bank Rossiya, have been named as parties on the Specially Designated Nationals ("SDN") and Blocked Persons List, published by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Details can be found at http://www.treasury.gov/ofac/downloads/t11sdn.pdf. Due to Bank Rossiya's and LLC IC Abros's majority ownership interest in Telcrest, Telcrest is also deemed to be a SDN. Under the applicable sanctions, we (1) may not engage in any financial or commercial transaction with an SDN; (2) must block any "property interest" of an SDN over which we have possession or control; (3) may not facilitate or approve the action of any other party that would violate the sanctions; or (4) may not otherwise evade the sanctions.

        As a result of the sanctions programs, we must engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. Sanctions could also impede our ability to effectively manage our legal entities and operations globally. We are a Delaware corporation, while our wholly-owned primary operating subsidiaries are organized under the laws of the Russian Federation. We may also be required to seek guidance or licenses from OFAC regarding compliance or in order to proceed to do certain business, and we are subject to OFAC blocking and reporting obligations.

        Telcrest's position as principal minority shareholder of ours and its right to designate three of the nine members of our Board of Directors present significant compliance challenges for us. We have recently introduced policies and procedures to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes, which must operate with additional formalities related to these sanctions, including the recusal of Telcrest designated directors from decisions or deliberations on all transactions by our Board.

        We are committed to complying with all applicable laws, including Ukraine-related sanctions. However, if we fail to comply with sanctions requirements, our company and/or our directors and senior management could face administrative, civil and criminal penalties.

Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        On July 4, 2014, the Russian Parliament adopted three laws amending the Advertising Law. One of the amendments eliminates the existing restriction that prohibits an advertising sales house having a greater than 35% share of the TV advertising market. The amendment came into force on July 22, 2014. In 2011, when this restriction came into force, we formed our own sales house—EvereST-S—and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. We expect that the amendment will affect the Russian TV advertising market, but at the moment we cannot predict the effect of this amendment on our sales operations.

        A second amendment removes the prohibition on advertising by beer producers and their brands during the broadcasting of sporting events. The amendment came into force on July 22, 2014. Currently, our channels do not broadcast sporting events and we therefore do not expect that this amendment would affect our operations.

        The last amendment prohibits advertising on pay-TV channels and will come into force on January 1, 2015. We are not able to predict how this amendment will affect the pay-TV market.

        The law "On protection of children from harmful information", which came into effect in September 2012, prohibits the distribution of any information that may be harmful to children, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. All information must be labeled into five categories: (1) information appropriate for children under 6 years, (2) information appropriate for children 6 years and older, (3) information appropriate for children 12 years and older, (4) information appropriate for children 16 years and older, and (5) information prohibited for children. In order to comply with this new law, we have established an editorial control department responsible for labeling our programs in accordance with these five categories. Since September 2012 all our programs have been labeled in accordance with this new law. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

        In April 2013, a new law came into force amending the federal law "Improving Regulation of Mass Media, Television and Radio Broadcasting" as well as the Administrative Code, prohibiting the use of abusive language in mass media. We believe that these amendments will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we cannot guarantee that we will not be faced with claims that we have violated this law or that we will be able to defend these claims successfully.

        In October 2013, a new law came into force amending the law on advertising as well as the Administrative Code regulating the advertising of biologically active additives (BAA) and imposing penalties for inappropriate advertising thereof. According to the new law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect this law to affect our business significantly, since we have editorial control over commercials we broadcast, but we cannot be sure that we will not receive any claims in the future, since there is limited legal practice in implementing these amendments and there are no court interpretations of them.

        In addition, recently adopted laws in Kazakhstan may affect our Kazakh operations. One new law generally prohibits advertising of medicines, ways of medical treatment and diagnosis. This law will come into force in November 2014. A second law prohibits advertising umbrella brands of alcohol producers. This law came into force on July 13, 2014. We are unable to predict the impact of these new laws on our Kazakh operations.

Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching our channels) and ratings (the percentage of the total population that is watching our channels at a given time). The system of audience measurement in Russia, currently run by TNS Russia, has evolved as the advertising market has matured and in response to changing Russian demographics.

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

        The anticipated transition to digital broadcasting discussed above may also result in changes in the TNS measurement system, including a re-weighting of the panel cities, to reflect increased penetration of Russian channels after the rollout period. In response to the Russian digitalization program, TNS plans to change its measuring parameters to the "total urban population" by 2017. At the moment the key parameters of the "total urban population" measurement have not been determined. The transition to the "total urban population" will likely affect all market participants. We cannot predict the impact of any such changes at this time.

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

        In addition, uncertainty remains concerning global economic stability in the medium-term. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, including continued or expanded international economic sanctions, these companies may choose to reduce their advertising spending in Russia. Our management, in consultation with the Board of Directors, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment. Our management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model after the end of analog broadcasting. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. As of June 30, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz were $50.2 million, $25.3 million and $56.1 million, respectively. Any decrease in cash flow projections could adversely impact the fair value of our reporting units and related goodwill or intangible assets, and we would then record additional impairment charges.

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

        During the period from December 31, 2013 to June 30, 2014, the Russian ruble depreciated by 3% against the US dollar to RUR 33.63 to $1.00 as of June 30, 2014 and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the six months ended June 30, 2013. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results, as reported in US dollars, would be adversely affected. The current situation in Ukraine, and related economic sanctions, has the potential to further negatively impact the value of the Russian ruble.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of June 30, 2014, was approximately $5.3 million.

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

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently had a standard term of ten years. We also hold so-called "universal licenses", which permit a channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. However, we anticipate that analog licenses will be relevant until the full transition to digital broadcasting is complete.

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

The failure of our independent affiliates to comply with requirements in our network agreements that they broadcast our advertising creates the potential for complaints from our advertising clients.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, the state-controlled energy company, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2013, Channel One had an average audience share among 10-45 year-old viewers of 11.6%, while Rossiya 1's was 8.6% and NTV's was 9.0%. CTC's average target audience share in 2013 was 11.3%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012 and 17.2% in 2013. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2014 we had contractual commitments for the acquisition of approximately $141.2 million in programming rights in 2014, $66.7 million in 2015 and $10.3 million in 2016. Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations.

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

        We understand that the beneficial owners of our second largest shareholder Telcrest, including Bank Rossiya, have investments in Russian media businesses, including through indirect minority equity interests in Channel One, REN-TV and TRK 5 (Channel 5). We understand that Bank Rossiya also has indirect significant minority interests in Video International, with which we have software license and service agreements in respect of advertising sales. Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ ongoing resources toward compliance efforts."

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

        Such uncertainties in the Russian legal system could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others, including government authorities. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations. See also "—Several recently adopted Russian laws may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues."

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

        We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as "interested party transactions" require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. Due to the formalistic nature of much of Russian law, these transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of July 17, 2014, approximately 36% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of July 17, 2014, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors.

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

Item 6.    Exhibits

        The Exhibit index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV Nikolay Surikov Chief Financial Officer Date: July 31, 2014
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer Date: July 31, 2014

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-13228
10.1	Additional Agreement #1 To Agreement DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between Russian Television and Radio Network and CTC Channel	Filed herewith
10.2	Additional Agreement #1 To Agreement DTR-082-13/D-NK-0117/2013 dated March 14, 2013 between Russian Television and Radio Network and Domashny Channel	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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