Form 10-Q
period 2014-09-30
CTC Media, Inc.
filed 2014-10-29
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

        As of October 29, 2014, there were outstanding 155,762,166 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31, 2013	September 30, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$30,574	$29,837
Short-term investments (Note 4)	180,337	121,982
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2013—$483; September 30, 2014—$565)	36,875	29,934
Taxes reclaimable	22,929	23,816
Prepayments	57,536	64,398
Programming rights, net (Note 5)	172,197	154,758
Deferred tax assets	30,400	22,048
Other current assets	4,373	6,110

TOTAL CURRENT ASSETS	535,221	452,883

PROPERTY AND EQUIPMENT, net	36,874	26,671
INTANGIBLE ASSETS, net:
Broadcasting licenses	59,676	41,361
Cable network connections	20,422	17,160
Trade names	5,332	4,525
Other intangible assets	4,876	3,425

Net intangible assets	90,306	66,471
GOODWILL (Note 2)	135,276	112,427
PROGRAMMING RIGHTS, net (Note 5)	121,802	103,591
INVESTMENTS IN AND ADVANCES TO INVESTEES	5,524	3,873
PREPAYMENTS	27,602	24,365
DEFERRED TAX ASSETS	18,371	13,107
OTHER NON-CURRENT ASSETS (Note 4)	—	24,776

TOTAL ASSETS	$970,976	$828,164

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	105,849	81,181
Accrued liabilities	20,449	43,151
Taxes payable	33,630	11,475
Deferred revenue	10,223	6,092
Deferred tax liabilities	49,770	58,663
Other current liabilities	3,390	2,780

TOTAL CURRENT LIABILITIES	223,311	203,342

DEFERRED TAX LIABILITIES	13,549	9,758
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 6):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2013 and September 30, 2014—158,210,719)	1,582	1,582
Additional paid-in capital	494,122	496,056
Retained earnings	386,575	394,281
Accumulated other comprehensive loss	(124,339)	(252,172)
Less: Common stock held in treasury, at cost (December 31, 2013—2,500,000; September 30, 2014—2,448,553 shares)	(29,727)	(29,115)
Non-controlling interest	5,903	4,432

TOTAL STOCKHOLDERS' EQUITY	734,116	615,064

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$970,976	$828,164

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
REVENUES:
Advertising	$166,891	$156,022	$556,477	$523,080
Sublicensing revenue and other revenues	4,193	2,545	15,909	6,046

Total operating revenues	171,084	158,567	572,386	529,126

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $7,066 and $5,542 for the three months and $21,860 and $18,157 for the nine months ended September 30, 2013 and 2014, respectively; and exclusive of stock-based compensation expense (benefit) of $(26) and $(11) for the three months and $1,417 and $(787) for the nine months ended September 30, 2013 and 2014, respectively)	(10,682)	(10,131)	(33,582)	(34,743)
Selling, general and administrative (exclusive of depreciation and amortization of $1,084 and $827 for the three months and $3,113 and $2,864 for the nine months ended September 30, 2013 and 2014, respectively; and exclusive of stock-based compensation expense of $545 and $652 for the three months and $1,740 and $1,173 for the nine months ended September 30, 2013 and 2014, respectively)	(37,808)	(33,816)	(122,540)	(114,376)
Stock-based compensation expense	(519)	(641)	(3,157)	(386)
Programming expenses	(69,738)	(63,350)	(252,368)	(227,581)
Depreciation and amortization	(8,150)	(6,369)	(24,973)	(21,021)

Total operating expenses	(126,897)	(114,307)	(436,620)	(398,107)

OPERATING INCOME	44,187	44,260	135,766	131,019
FOREIGN CURRENCY (LOSS) GAIN	(49)	1,159	1,187	(3,546)
INTEREST INCOME	2,233	2,356	8,203	8,698
INTEREST EXPENSE	(178)	(131)	(577)	(395)
OTHER NON-OPERATING LOSS, net	(271)	(179)	(374)	(771)
EQUITY IN (LOSS) INCOME OF INVESTEE COMPANIES	385	244	840	(425)

Income before income tax	46,307	47,709	145,045	134,580

INCOME TAX (EXPENSE)/ BENEFIT (Note 8)	1,785	(14,724)	(33,696)	(41,906)

CONSOLIDATED NET INCOME	$48,092	$32,985	$111,349	$92,674

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1,437)	$(1,390)	$(4,513)	$(3,202)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$46,655	$31,595	$106,836	$89,472

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.30	$0.20	$0.68	$0.57

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.30	$0.20	$0.68	$0.57

Weighted average common shares outstanding—basic	155,986,822	155,762,166	157,286,789	155,742,190

Weighted average common shares outstanding—diluted	156,099,208	156,125,495	157,339,072	155,970,240

Dividends declared per share	$0.16	$0.18	$0.47	$0.53

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Net income	$48,092	$32,985	$111,349	$92,674
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8,563	(105,750)	(47,922)	(128,735)

Other comprehensive income (loss)	8,563	(105,750)	(47,922)	(128,735)

Comprehensive income (loss)	$56,655	$(72,765)	$63,427	$(36,061)

Less: Comprehensive income attributable to noncontrolling interest	(1,463)	(1,172)	(4,411)	(2,300)

Comprehensive income (loss) attributable to CTC Media, Inc. stockholders	$55,192	$(73,937)	$59,016	$(38,361)

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Nine months ended September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$111,349	$92,674
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	1,378	11,631
Depreciation and amortization	24,973	21,021
Programming expenses	252,368	227,581
Stock based compensation expense	3,157	386
Equity in loss (income) of unconsolidated investees	(840)	425
Foreign currency losses (gains)	(1,187)	3,546
Changes in operating assets and liabilities:
Trade accounts receivable	(7,903)	12,982
Prepayments	957	(6,799)
Other assets	(5,819)	(8,779)
Accounts payable and accrued liabilities	(4,513)	(9,178)
Deferred revenue	(914)	(1,190)
Other liabilities	(26,721)	(16,913)
Dividends received from equity investees	707	772
Acquisition of programming and sublicensing rights	(282,487)	(273,182)

Net cash provided by operating activities	64,505	54,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(3,548)	(3,793)
Acquisitions of businesses, net of cash acquired	(461)	—
Receipts from deposits	26,219	36,936

Net cash provided by investing activities	22,210	33,143

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(29,727)	—
Proceeds from exercise of stock options	454	—
Settlements of overdraft and loans	(3,587)	(628)
Increase in other non-current assets (Note 4)	—	(20,763)
Dividends paid to stockholders	(73,854)	(61,003)
Dividends paid to noncontrolling interest	(4,795)	(4,591)

Net cash used in financing activities	(111,509)	(86,985)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,613)	(1,872)
Net decrease in cash and cash equivalents	(27,407)	(737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,181	30,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,774	$29,837

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. For financial reporting purposes the Company's other less significant operating segments are included along with the Company's headquarters' operations in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the US Securities and Exchange Commission (the "SEC") on March 6, 2014. The Company's accounting policies are more fully described in the Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of September 30, 2014, the Channel 31 Group had assets (excluding intercompany assets) totaling $19,784 and liabilities (excluding intercompany liabilities) totaling $5,191. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $519 and $129 for the three- and nine-months ended September 30, 2014, respectively.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As a result of developments in the transition to digital broadcasting, the Company changed its estimate of the useful lives of its broadcasting licenses from indefinite to finite in the fourth quarter of 2012. The Company now amortizes the remaining balances of its broadcasting licenses on a straight-line basis over their remaining useful life, which is estimated until the end of 2018. The Company estimates that the amortization charge for its broadcasting licenses will be approximately $3.7 million for the remainder of 2014, $10.8 million for 2015, $9.7 million for 2016 and $8.6 million annually from 2017 through 2018 (at an exchange rate of RUR 39.39 to $1.00 as of September 30, 2014). The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the Company to revise amortization expense on a prospective basis. Amortizable assets, including property and equipment and finite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques. See also—"Goodwill and Long-Lived Intangible Assets Impairment Tests" below.

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

        The fair values of the Company's derivative assets of $1,946 and derivative liabilities of $228 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration.

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2013 and September 30, 2014, respectively.

  Goodwill and Long-Lived Intangible Assets Impairment Tests

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

  Impairment reviews as of September 30, 2014

        In the annual impairment review performed as of December 31, 2013, the Company concluded that the fair values of its reporting units significantly exceeded their carrying values, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008.

        During the nine months ended September 30, 2014, the current geopolitical situation in Ukraine created economic instability in Russia that has been characterized by a steep decline in the value of shares traded on Russia's stock exchanges, depreciation of the Russian ruble, and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market. Recent decreases in international oil prices may continue to adversely affect its economy. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In addition, during the third quarter of 2014 and in October 2014, analysts downgraded their forecasts for growth in the TV advertising market in 2015 due to macroeconomic and political headwinds.

        Fair values of the Company's reporting units are highly sensitive to changes in the television advertising market assumptions. As of September 30, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $42.8 million, $21.6 million and $47.9 million, respectively. In

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addition, as of September 30, 2014, the Company had significant balances of amortizable broadcasting licenses totaling $41.4 million, including CTC licenses—$6.7 million; Domashny licenses—$8.7 million, and Peretz licenses—$21.3 million. Due to the significance of the negative factors described above, the Company performed an interim analysis for impairment. Although there is considerable uncertainty regarding the ultimate outcome of the Ukrainian crisis and its impact on the Russian economy, and, in particular, concerning the Russian advertising market in 2015 and thereafter, the Company has determined that it is more likely than not that current economic conditions have impacted the fair value of its reporting units. As a result of the impairment review performed as of September 30, 2014, the Company concluded that fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. However, due to the revision of assumptions in the TV advertising market for 2015 and in the medium-term, the excess of fair values over the carrying value of the Peretz reporting unit decreased from 48% to 7%, when compared with the fair values estimated during the annual 2013 impairment tests. The estimated fair values of the CTC and Domashny reporting units remained significantly in excess of their respective carrying amounts.

        Other than with respect to the Peretz reporting unit, hypothetical 10% and 15% decreases in the fair value of each reporting unit would not have resulted in impairment.

        In order to check the reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of September 30, 2014, the Company's consolidated net book value (or shareholders' equity) amounted to $615,064. This compares to a market capitalization of the Company as of September 30, 2014 of approximately $1,035,818.

        In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied hypothetical 5, 10 and 15 percentage point decreases to the 2015 television advertising market growth forecast:

	Hypothetical Impairment charge that could be recorded if 2015 advertising market growth forecast is lower by:
	5 pp	10 pp	15 pp
Peretz goodwill and broadcasting licenses	$(15,572)	$(38,843)	$(62,113)

        Also, the fair value estimates are highly sensitive to the cost of capital used by the Company in the discounting of expected cash flows attributable to its reporting units. The potential negative trends in the macroeconomic environment could increase risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis was 13.0% as of December 31, 2013 and 13.8% as of September 30, 2014. In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied a hypothetical 3 percentage points increase to the cost of capital used: if the cost of capital used by the Company were higher by 3 percentage points, the Company would have recognized

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment charge in respect of the Peretz reporting unit's goodwill and broadcasting license, of approximately $16.0 million.

        During 2014, the plans around TV broadcasting in Russia, in particular digital broadcasting, have continued to evolve. While the Company expects some of these developments to be beneficial to its businesses, other changes may increase the uncertainties and risks with respect to the business models the Company currently operates. As a result, the Company is required to consider a number of factors in determining the estimated fair values of its reporting units which could change rapidly or unpredictably. The planned transition to digital broadcasting could impact the Company's assumptions used in its economic models and its assessment of the fair value of its reporting units.

        The Company cannot guarantee that its Peretz channel may be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex as the terms for participation in the third digital multiplex have not been specified. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly the Company may be unable to secure or maintain carriage of its signal over cable in certain regions, or at transmission rates that are consistent with its historical experience. As a result, there can be no assurance that the Company will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of the Peretz signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets.

        Also, given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized.

        There may be other risks and expenses that the Company encounters during and subsequent to the transition that the Company is unable to anticipate at this time that could be material to its future financial position and results of operations. While the models used in the Company's assessments of its reporting units in its impairment testing incorporate changes in assumptions of revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, impairments may be required in the foreseeable future.

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

        In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The adoption of this guidance, which is effective prospectively for reporting periods beginning on or after December 15, 2014 and interim periods within that year, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

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

        In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The adoption of this guidance, which is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

3. NET INCOME PER SHARE

        Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 2,544,140 and 2,096,112 for the three months ended September 30, 2013 and 2014, respectively, and 2,547,890 and 2,131,611 for the nine months ended September 30, 2013 and 2014, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Net income attributable to CTC Media, Inc. stockholders	$46,655	$31,595	$106,836	$89,472

Weighted average common shares outstanding—basic
Common stock	155,986,822	155,762,166	157,286,789	155,742,190
Dilutive effect of:
Stock-based awards	112,386	363,329	52,283	228,050

Weighted average common shares outstanding—diluted	156,099,208	156,125,495	157,339,072	155,970,240
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.30	$0.20	$0.68	$0.57
Diluted	$0.30	$0.20	$0.68	$0.57

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2013 and 2014 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2013	September 30, 2014
Cash and cash equivalents:
Russian ruble bank accounts	$16,616	$11,779
US dollar bank accounts	12,754	15,718
Other	1,204	2,340

Total cash and cash equivalents	$30,574	$29,837

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS (Continued)

	December 31, 2013		September 30, 2014
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	6.3 - 9.0%	$178,937	7.0 - 9.0%	$72,982
US dollar-denominated deposits	0.27%	$1,400	0.74 - 2.57%	$49,000

Total short-term investments		$180,337		$121,982

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

        On March 5, 2014, April 29, 2014 and July 25, 2014, the Company's Board declared a dividend to stockholders. The Company paid the declared dividends on March 28, 2014, June 26, 2014 and September 25, 2014, however, dividends totaling $20,763 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2013 and September 30, 2014 comprise the following:

	December 31, 2013	September 30, 2014
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$167,182	$143,712
Accumulated amortization	(158,996)	(137,506)

Released, net book value	8,186	6,206

Completed and not released	7,318	2,941

Total	15,504	9,147

Acquired rights:
Historical cost	777,719	710,153
Accumulated amortization	(499,224)	(460,951)

Net book value	278,495	249,202

Total programming rights	$293,999	$258,349

Current portion	$172,197	$154,758

Non-current portion	$121,802	$103,591

        The Company expects to amortize approximately $2,384 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending September 30, 2015. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2014.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2013 and September 30, 2014, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2013	September 30, 2014
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,500,000)	(2,448,553)

Common stock outstanding	155,710,719	155,762,166

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

period ended December 31, 2013, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In April 2014, the Company issued 51,447 treasury stocks upon RSUs exercise under the 2013 sub-tranche of the 2013 Equity Incentive Plan.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock. As of December 31, 2013 and September 30, 2014, 155,710,719 and 155,762,166 shares were outstanding, respectively. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Dividends

        In 2014, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2014	$0.175	$27,249	March 19, 2014	March 28, 2014
April 29, 2014	$0.175	$27,258	June 16, 2014	June 26, 2014
July 25, 2014	$0.175	$27,259	September 5, 2014	September 25, 2014

        Dividends payable to Telcrest of $20,763 for the nine months ended September 30, 2014 were blocked pursuant to the US sanctions imposed on Bank Rossyia and LLC IC Abros described above in Note 4. As of September 30, 2014, dividends payable to Telcrest were recorded in accrued liabilities in the Company's condensed consolidated balance sheets.

        During the nine months ended September 30, 2014, the Company declared and paid dividends to MTG Russia AB of $31,505.

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2013 and 2014:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2012	$762,926	$758,323	$4,603
Net Income	111,349	106,836	4,513
Other comprehensive loss	(47,922)	(47,820)	(102)

Comprehensive income	$63,427	$59,016	$4,411

Additional paid-in capital	3,326	3,326	—
Less: Common stock held in treasury	(29,727)	(29,727)	—
Dividends declared	(78,877)	(73,854)	(5,023)

Stockholders' equity, September 30, 2013	$721,075	$717,084	$3,991

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	92,674	89,472	3,202
Other comprehensive loss	(128,735)	(127,833)	(902)

Comprehensive (loss) income	(36,061)	(38,361)	2,300

Additional paid-in capital	1,934	1,934	—
Treasury stock issued upon RSU exercise	612	612	—
Disposals of noncontrolling interests	820	—	820
Dividends declared	(86,357)	(81,766)	(4,591)

Stockholders' equity, September 30, 2014	$615,064	$610,632	$4,432

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

        In 2014, the Company's Board of Directors approved the grant of an additional 887,407 RSUs to the Company's employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

        The Company recognized $1.1 million and $2.6 million of expense attributable to RSUs in the three and nine months ended September 30, 2014, respectively.

        The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of September 30, 2014 approximates $11.9 million, of which $3.7 million relates to RSUs granted in 2013 and 2014 and $8.2 million relates to RSUs for which performance criteria for 2015 and following years have not been set, which is expected to be expensed over a weighted average period of 2.9 years. The Company expects to settle employee RSU exercises out of treasury stock.

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

for less than 365 days. The statutory income tax rate in Russia and Kazakhstan in 2013 and for the nine months ended September 30, 2014 was 20%.

        In the three- and nine-month periods ended September 30, 2013, the Company's effective tax rate was impacted by the recognition in the third quarter of 2013 of tax benefits that the Company determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in its historical US income tax filings. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes". Net of this effect, its effective tax rate for the three- and nine-month periods ended September 30, 2013 would have been 30% and 34%, respectively. In the three- and nine-month periods ended September 30, 2014, the Company's effective tax rate was approximately 31%.

        The tax years ended December 31, 2011, 2012 and 2013 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2010 through 2013 remain subject to examination by the Kazakh tax authorities.

        The Company's Board of Directors and shareholders may pursue a restructuring of the Company's group to comply with the restrictions on non-Russian ownership of mass media entities under the Russian law On Mass Media (see Note 9, Commitments and Contingencies—Amendment to Mass Media law), that may result in the group being required to pay significant US taxes.

9. COMMITMENTS AND CONTINGENCIES

Operating Environment

        Amendment to Mass Media law—In September 2014, the State Duma approved an amendment to the Russian law "On Mass Media", which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership, direct or indirect. On October 14, 2014, this amendment was signed by the Russian President. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016. In the event of non-compliance by the stated deadline, the Russian government would have the authority, among other things, to revoke the mass media registration and broadcasting licenses of the Company's business. If the Company is unable to take steps to restructure its operations in such a way that achieves compliance with this law while retaining its current ownership structure, the Company may be required to an effect a sale of 80 percent or more of its Russian businesses.

        Economic environment—Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. The United States, the European Union and other countries have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. Neither the Company, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions and the Company does not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis. The current situation in Ukraine has negatively affected the Company's sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors in conjunction with global macroeconomic weakness, may adversely affect the Company's business.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        During the nine months ended September 30, 2014, Russia has experienced economic instability that has been characterized by a steep decline in the value of shares traded on its stock exchanges, depreciation of its currency and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect the Company's operating results.

        Exchange Rate—Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In the three months ended September 30, 2014, the Russian ruble depreciated against the US dollar by 15%, but was on average 9% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2013. In the nine months ended September 30, 2014, the Russian ruble depreciated against the US dollar by 17%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2013. During the period from October 1, 2014 to October 27, 2014, the value of the Russian ruble depreciated further against the US dollar by approximately 6% to RUR 41.8 to $1.00.

        Additionally, given that substantially all of the Company's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Company must make in currencies other than the Russian ruble. The Company generally pays for non-Russian produced programming in US dollars. As of September 30, 2014 the Company had US dollar denominated contractual commitments for the acquisition of approximately $25.0 million in programming rights in 2014, $45.7 million in 2015 and $9.1 million in 2016. In addition, on October 27, 2014, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is December 1, 2014 and the payment date is on or about December 26, 2014. As of September 30, 2014, US dollar-denominated cash and cash deposits comprised approximately $65 million; in addition, as of September 30, 2014, the Company had an outstanding foreign exchange forward contract to purchase approximately $25 million at an exchange rate of RUR 37.2 to $1 in December 2014, to reduce a portion of its foreign exchange risk related to US-dollar denominated payments. The Company has not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments.

        If the exchange rate between the Russian ruble and the US dollar remains at its current level or if the Russian ruble depreciates further, the Company's revenues and operating results for 2014, as reported in US dollars, will be materially adversely affected.

        Transition to Digital Broadcasting—The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. In addition, under Roskomnadzor's terms of participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of the CTC and Domashny business models, which could significantly impact the operations and fair value of its reporting units and related assets. Also, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans, impairments may be required in the foreseeable future.

        On an ongoing basis, the Company meets key participants of the media industry and governmental representatives for discussion and analysis of the transition to digital broadcasting, as well as the development of current business and industry initiatives.

  Goodwill and Long-Lived assets

        The Company has assets recorded on its consolidated balance sheet, such as broadcasting licenses and goodwill, which represent a significant portion of the Company's total assets. If the Company determines that its estimate of the current value of a reporting unit is below the recorded value of that unit on its balance sheet, the Company may record an impairment loss for goodwill. As of September 30, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $42.8 million, $21.6 million and $47.9 million, respectively. In addition, as of September 30, 2014, the Company had significant balances of amortizable broadcasting licenses totaling $41.4 million, including CTC licenses—$6.7 million; Domashny licenses—$8.7 million, and Peretz licenses—$21.3 million.

        During the nine months ended September 30, 2014, the current geopolitical situation in Ukraine created economic instability in Russia. If Russia experiences significant economic instability or uncertainty, including continued or expanded international economic sanctions, advertisers may choose to reduce their advertising spending in Russia.

        The fair value of the Peretz reporting unit is highly sensitive to changes in the television advertising market assumptions. As a result of the impairment review performed as of September 30, 2014, due to the revision of assumptions in the TV advertising market for 2015 and in the medium-term, the excess of fair values over the carrying value of Peretz reporting unit decreased from 48% to 7%, when compared with the fair values estimated during the annual 2013 impairment tests. Depending on further developments of the Ukrainian crisis and related geopolitical situation in the region and its impact on macroeconomic environment of Russia and, specifically, on the Russian TV advertising market in 2015 and medium term, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets, and it would then record impairment charges. See also "Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Long-Lived Intangible Assets Impairment Tests" for sensitivity discussion analysis.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In addition, the Company's management also considers the developments in digital broadcasting and their potential impacts on revenues and costs. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly the Company may be unable to secure or maintain carriage of its signal over cable in certain regions, or at transmission rates that are consistent with its historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets, and the Company would then record impairment charges.

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

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $56.6 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $2.2 million, as well as offsetting foreign currency losses on the hedged item in its condensed consolidated statement of income for the nine months ended September 30, 2014. For derivative instruments with the notional amount of $192.1 million that were designated and qualify as non-designated hedges related to US dollar denominated payments the Company recognized foreign currency gains of $4.1 million on derivative instruments in its condensed consolidated statement of income for the nine months ended September 30, 2014.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

  Purchase Commitments

        The table below summarizes information with respect to the Company's commitments as of September 30, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$179,555	$82,879	$84,077	$12,599	$—	$—	$—
Transmission and satellite fees	99,715	4,967	20,761	21,414	21,739	20,999	9,835
Leasehold obligations	34,670	1,626	6,773	6,965	7,225	5,908	6,173
Network affiliation agreements	14,066	678	2,868	3,025	3,183	3,344	968
Payments for intellectual rights	11,322	464	1,964	2,072	2,180	2,284	2,358
Other contractual obligations	22,582	1,113	4,279	4,311	4,093	4,291	4,495

Total	$361,910	$91,727	$120,722	$50,386	$38,420	$36,826	$23,829

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company will incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 141.6 million viewers. The agreements terminate on March 31, 2023. In July 2014, the Company amended the agreements to specify services fees for 2014 and cash payments for period from 2014 to 2018. The Company's digital transmission expense for 2014 related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of agreements, in addition to the transmission services in the 50+ coverage cities described above, the Company expects to advance payments towards the construction of the digital infrastructure in the 50- coverage regions for CTC and Domashny channels. In aggregate we expect to advance approximately 390 million rubles in 2014, 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $36.2 million by the end of 2018 (at an exchange rate of RUR 39.4 to $1.00 as of September 30, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In the nine months ended September 30, 2014, advance payments towards the construction of the digital infrastructure in the 50- coverage regions was approximately $3.3 million for CTC and Domashny channels in aggregate, which are presented as other non-current assets on the Company's balance sheets.

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

	Three months ended September 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$119,329	$315	$42,536	$588,905	$(2,211)	$(47,525)
Domashny Channel	26,099	29	3,636	108,173	(1,956)	(12,289)
Peretz Channel	17,115	5	1,166	149,475	(2,863)	(6,788)
Channel 31	6,409	—	1,167	25,014	(721)	(3,118)
All Other	2,132	—	(4,318)	96,921	(399)	(18)
Business segment results	$171,084	$349	$44,187	$968,488	$(8,150)	$(69,738)

Eliminations	—	(349)	—	(43,425)	—	—
Consolidated results	$171,084	$—	$44,187	$925,063	$(8,150)	$(69,738)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

	Three months ended September 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$109,140	$333	$38,930	$538,891	$(1,648)	$(43,247)
Domashny Channel	26,100	27	7,978	88,687	(1,269)	(10,326)
Peretz Channel	15,108	2	125	117,436	(2,108)	(7,394)
Channel 31	5,226	21	1,185	19,870	(620)	(2,213)
All Other	2,993	21	(3,958)	93,181	(724)	(170)
Business segment results	$158,567	$404	$44,260	$858,065	$(6,369)	$(63,350)

Eliminations	—	(404)	—	(29,901)	—	—
Consolidated results	$158,567	$—	$44,260	$828,164	$(6,369)	$(63,350)

	Nine months ended September 30, 2013
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$403,794	$883	$130,486	$588,905	$(6,832)	$(178,906)
Domashny Channel	85,559	161	13,373	108,173	(5,870)	(40,436)
Peretz Channel	59,018	9	2,856	149,475	(8,898)	(23,981)
Channel 31	17,355	—	2,762	25,014	(2,198)	(8,543)
All Other	6,660	161	(13,711)	96,921	(1,175)	(502)
Business segment results	$572,386	$1,214	$135,766	$968,488	$(24,973)	$(252,368)

Eliminations	—	(1,214)	—	(43,425)	—	—
Consolidated results	$572,386	$—	$135,766	$925,063	$(24,973)	$(252,368)

	Nine months ended September 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$374,257	$991	$117,177	$538,891	$(5,730)	$(163,415)
Domashny Channel	82,051	81	19,823	88,687	(4,569)	(34,405)
Peretz Channel	50,966	6	2,479	117,436	(7,120)	(22,670)
Channel 31	13,761	67	1,673	19,870	(1,898)	(6,713)
All Other	8,091	66	(10,133)	93,181	(1,704)	(378)
Business segment results	$529,126	$1,211	$131,019	$858,065	$(21,021)	$(227,581)

Eliminations	—	(1,211)	—	(29,901)	—	—
Consolidated results	$529,126	$—	$131,019	$828,164	$(21,021)	$(227,581)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11. SUBSEQUENT EVENTS

        On October 27, 2014, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, which will be paid on or about December 26, 2014 to shareholders of record as of December 1, 2014; provided however, that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to US sanctions described in Note 4, while either Bank Rossiya or LLC IC Abros remain an SDN.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2014. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 6, 2014 (the "2013 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$171,084	$158,567	100%	100%	(7)%	3%

Including:
Advertising revenues	166,891	156,022	98%	98%	(7)%	4%

Total operating expenses	$(126,897)	$(114,307)	74%	72%	(10)%	0%

Including:
Direct operating expenses	(10,682)	(10,131)	6%	6%	(5)%	5%
Selling, general and administrative expenses	(37,808)	(33,816)	22%	21%	(11)%	(1)%
Programming expenses	(69,738)	(63,350)	41%	40%	(9)%	0%
Stock based compensation expense	(519)	(641)	0%	0%	24%	36%
Depreciation and amortization	(8,150)	(6,369)	5%	4%	(22)%	(14)%

Operating income	$44,187	$44,260	26%	28%	0%	13%

Foreign currency gains (loss)	(49)	1,159			nm	nm
Interest income, net	2,055	2,225			8%	19%
Other non-operating gains, net	114	65			(43)%	(26)%

Income before income tax	$46,307	$47,709	27%	30%	3%	16%

Income tax (expense) benefit	1,785	(14,724)			nm	nm

Consolidated net income	$48,092	$32,985	28%	21%	(31)%	(22)%

Less: Income attributable to noncontrolling interest	$(1,437)	$(1,390)			(3)%	14%

Net income attributable to CTC Media, Inc. stockholders	$46,655	$31,595	27%	20%	(32)%	(24)%

*
"nm" indicates that the value is not meaningful

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$572,386	$529,126	100%	100%	(8)%	4%

Including:
Advertising revenues	556,477	523,080	97%	99%	(6)%	6%

Total operating expenses	$(436,620)	$(398,107)	76%	75%	(9)%	2%

Including:
Direct operating expenses	(33,582)	(34,743)	6%	7%	3%	16%
Selling, general and administrative expenses	(122,540)	(114,376)	21%	22%	(7)%	5%
Programming expenses	(252,368)	(227,581)	44%	43%	(10)%	1%
Stock based compensation expense	(3,157)	(386)	1%	0%	(88)%	(86)%
Depreciation and amortization	(24,973)	(21,021)	4%	4%	(16)%	(6)%

Operating income	$135,766	$131,019	24%	25%	(3)%	10%

Foreign currency gains (loss)	1,187	(3,546)			nm	nm
Interest income, net	7,626	8,303			9%	22%
Other non-operating gains (loss), net	466	(1,196)			nm	nm

Income before income tax	$145,045	$134,580	25%	25%	(7)%	6%

Income tax expense	(33,696)	(41,906)			24%	43%

Consolidated net income	$111,349	$92,674	19%	18%	(17)%	(5)%

Less: Income attributable to noncontrolling interest	$(4,513)	$(3,202)			(29)%	(20)%

Net income attributable to CTC Media, Inc. stockholders	$106,836	$89,472	19%	17%	(16)%	(5)%

*
"nm" indicates that the value is not meaningful

        The functional currency of our Russian-domiciled segments is the Russian ruble, the functional currency of our Kazakhstan-domiciled segment is the Kazakh tenge, while our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the three and nine months ended September 30, 2014, our results of operations were significantly impacted by the value of the Russian ruble and, to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. In the three months ended September 30, 2014, the Russian ruble depreciated against the US dollar by 15%, and was on average 9% lower than the average value of the Russian ruble compared to the US dollar during the three months ended September 30, 2013. In the nine months ended September 30, 2014, the Russian ruble depreciated against the US dollar by 17%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2013. In addition, in February 2014, the National Bank of Kazakhstan devalued the Kazakh tenge by 19% against the US dollar. As a result, the Kazakh tenge depreciated by 16% in the nine months ended September 30, 2014 and was on average 15% lower than the average value of the Kazakh tenge compared to the US dollar during the nine months ended September 30, 2013. Should the Russian ruble and Kazakh tenge significantly depreciate against the US dollar in future periods, our revenues and operating results for future periods, as reported in US dollars, will be adversely affected. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to negatively affect our reported results of operations in the future" and "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

  Revenues

        Our total operating revenues decreased by 7% in US dollar terms and increased by 3% in ruble terms when comparing the three months ended September 30, 2013 and 2014 and decreased by 8% in US dollar terms and increased by 4% in ruble terms when comparing the nine months ended September 30, 2013 and 2014. Our advertising sales accounted for 98% and 99% of total operating revenues during the three- and nine-month periods under review, respectively.

        Our advertising sales decreased by 7% in US dollar terms and increased by 4% in ruble terms when comparing the three-month periods under review and decreased by 6% in US dollar terms and increased by 6% in ruble terms when comparing the nine-month periods under review, due to estimated growth in the Russian television advertising market (which includes both national and regional markets) of 4% in ruble terms in the two periods under review, reflecting higher advertiser demand which was especially reflected in higher sales of our CTC and Domashny inventory and greater sponsorship revenues, partially offset by lower year-on-year audience share of CTC channel. The increase in the Russian television advertising market in the first nine months of 2014 may not be indicative of the market growth that can be expected for the full year 2014.

        We are cautious about the potential negative impact that economic conditions, particularly the global economic slowdown, and, potentially, international economic sanctions, could have on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share		Average target audience share		Average All 4+ audience share
	Three months ended September 30,				Nine months ended September 30,
	2013	2014	2013	2014	2013	2014	2013	2014
CTC (Russia)	11.6	10.3	7.0	6.0	11.4	10.4	6.9	6.0
Domashny (Russia)	3.9	3.7	2.7	2.6	3.5	3.4	2.5	2.4
Peretz (Russia)	2.3	2.1	1.9	1.6	2.4	2.1	1.9	1.7
Channel 31 (Kazakhstan)	14.1	14.9	13.0	13.4	13.3	13.4	12.3	12.2

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 15.5% in 2012 to 17.2% in 2013 and 18.3% in the nine months ended September 30, 2014.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the third quarter of 2014 from 11.6% to 10.3% and from 11.4% to 10.4% when comparing the nine-month periods under review, primarily reflecting the increased competition from other channels, including channels that broadcast political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming in the third quarter of 2014. In addition, when comparing the nine-month periods under review, the decrease of CTC channel's average target audience share reflected the competition from the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014.

        Domashny channel's target audience share among 25-59 year-old female viewers slightly decreased year-on-year in the third quarter of 2014 from 3.9% to 3.7% and from 3.5% to 3.4% when comparing the nine-month periods under review, reflecting the effect of audience fragmentation and increased competition from the channels that broadcast political news on the Ukraine crisis, partially offset by successful changes in the programming schedule in daytime and primetime slots. In October 2014, Domashny channel launched a restyle of its logo and updated its visual format with a new motto: "Forever for women". Domashny channel is continuing to share positive and bright emotions with its viewers and to grow its core female audience segment.

        Peretz channel's target audience share among 25 to 49 year-old viewers, with its reality and action positioning and male skewed audience, decreased year-on-year in the third quarter of 2014 from 2.3% to 2.1% and from 2.4% to 2.1% when comparing the nine-month periods under review, reflecting increased competition from the channels that broadcast political news on the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi in the first quarter of 2014, audience fragmentation and the relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge and dynamic channel, with a focus on edgy action content.

        Channel 31's target audience share among 6 to 54 year-old viewers increased year-on-year in the third quarter of 2014 from 14.1% to 14.9% and from 13.3% to 13.4% when comparing the nine-month periods under review, reflecting successful changes in the programming schedule of certain local-language programming and better performance of certain locally-produced programming and foreign series.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses decreased by 10% year-on-year in US dollar terms and remained approximately flat in ruble terms when comparing the three-month periods under review, and decreased by 9% year-on-year in US dollar terms and increased by 2% in ruble terms when comparing the nine-month periods under review.

        Direct operating expenses decreased by 5% year-on-year in US dollar and increased by 5% in ruble terms when comparing the three-month periods under review, and increased by 3% in US dollar and 16% in ruble terms when comparing the nine-month periods under review, primarily reflecting increases of 3 and 5 percentage point ("pp"), respectively, in ruble terms in salaries and benefits costs as the result of annual salary raises and increased headcount for each period under review. In addition, when comparing the nine-month periods under review, an increase in direct operating costs of 9pp in ruble terms related to increased digital transmission costs for CTC and Domashny channels in connection with the rollout plan for the second multiplex which began in March 2013 and annual raises.

        Agreement with RTRS—In July 2014, we amended our agreements with the Russian Television and Radio Network (RTRS) to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). In aggregate we expect to advance approximately 390 million rubles in 2014, 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $36.2 million by the end of 2018 (at an exchange rate of RUR 39.4 to $1.00 as of September 30, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2013, we incurred approximately $24 million of such expenses, excluding payments to RTRS for transmission of digital signal, for all of our channels in aggregate. See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        In the nine months ended September 30, 2014, digital transmission costs for CTC and Domashny channels pursuant to the rollout plan for the second multiplex amounted to $2.1 million. In addition, we made advance payments towards the construction of the digital infrastructure in the 50- coverage regions in the amount of approximately $3.3 million.

        Selling, general and administrative expenses decreased by 11% year-on-year in US dollar terms and 1% in ruble terms when comparing the three-month periods under review, reflecting a joint effect of increased compensation to Video International due to increased revenues and a decrease in advertising and promotion expenses as the result of the timing of advertising campaigns. When comparing the nine-month periods under review, selling, general and administrative expenses decreased by 7% year-on-year in US dollar terms and increased by 5% in ruble terms, primarily due to a 5pp increase in ruble terms in compensation to Video International, reflecting increased revenues and the timing of certain services provided in the first half of 2014.

        Stock-based compensation expenses were approximately flat at $0.5-0.6 million when comparing the three-month periods under review. When comparing the nine-month periods under review, stock-based compensation expenses decreased by $2.8 million, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, as the result of our decreased share price in 2014.

        We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan and other outstanding equity awards of approximately $1.1 million for the remainder of 2014, $6.1 million for 2015, $4.1 million for 2016 and $0.6 million for 2017.

        Programming expenses decreased by 9% year-on-year in US dollar terms and remained flat in ruble terms when comparing the three-month periods under review, and decreased by 10% year-on-year in US dollar terms and increased by 1% in ruble terms when comparing the nine-month periods under review. These changes were due to the joint effect of CTC channel airing more expensive foreign content, partially offset by less expensive Russian content to support the channel's audience share, increases in the cost and volume of high-rating Russian series at Peretz channel in response to increased competition from other channels and the timing of investing in Domashny's schedule which is planned for the fourth quarter of 2014 following the launch of its restyling in October 2014. For the full year 2014, we expect our programming expenses will grow more slowly than our revenues.

        Due to the reasons discussed above our operating income remained flat in US dollar terms and increased by 13% in ruble terms from $44.2 million to $44.3 million when comparing the three months ended September 30, 2013 and 2014, and decreased by 3% in US dollar terms and increased by 10% in ruble terms from $135.8 million to $131.0 million when comparing the nine months ended September 30, 2013 and 2014.

        Foreign currency gains of $1.2 million for the three months ended September 30, 2014 primarily represent gains from our foreign exchange forward contracts, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities. Foreign currency losses of $3.5 million for the nine months ended September 30, 2014 primarily represent the impact of ruble depreciation on our dollar-denominated liabilities and losses from our foreign exchange forward contracts in the second quarter of 2014, partially offset by gains from our foreign exchange forward contracts in the third quarter of 2014.

        Net interest income increased by 8% year-on-year in US dollar terms and 19% in ruble terms for the three-month periods under review and increased by 9% year-on-year in US dollar terms and 22% in ruble terms for the nine-month periods under review, primarily reflecting the interest earned on our cash balances and short-term investments due to an increase in average deposit balances in the periods under review.

        Income tax expense.    In the three- and nine-month periods ended September 30, 2013, our effective tax rate was (4)% and 23%, respectively. These rates were impacted by the recognition in the third quarter of 2013 of tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. We applied this approach for the recognition of tax benefits beginning in the third quarter of 2013. See the Annual Report on Form 10-K filed with the SEC on March 6, 2014—"Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes". Net of this effect, our effective tax rate for the three- and nine-month periods ended September 30, 2013 would have been 30% and 34%, respectively. In the three- and nine-month periods ended September 30, 2014, our effective tax rate was approximately 31%, reflecting the change in our approach to the recognition of foreign tax benefits.

Key Factors Affecting Our Results of Operations

        Amendment to Mass Media law—On October 14, 2014, President Putin signed an amendment to the Russian law "On Mass Media", which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures. In the event of non-compliance by the stated deadline, the Russian government would have the authority, among other things, to revoke the mass media registration and broadcasting licenses of our business.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together holder the remaining approximately 36% of CTCM's common stock. If we are unable to take steps to restructure our operations in such a way that achieves compliance with this law while retaining our current ownership structure, we may be required to an effect a sale of 80 or more of our Russian businesses. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders".

        Economic environment—Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. The global credit crisis and the related turmoil in the global financial system in 2008 had a material negative impact on the Russian economy, with total spending on television advertising in Russia declining significantly, falling by 18% in 2009 when comparing to 2008. Although in the past years the Russian economy demonstrated recovery and overall Russian television advertising spending was growing at a CAGR of 12% in the period from 2009 to 2013, during the nine months ended September 30, 2014, Russia has experienced economic instability that has been characterized by a steep decline in the value of shares traded on its stock exchanges, depreciation of its currency and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

        Also, significant uncertainty exists surrounding the current geopolitical situation in Ukraine. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors in conjunction with global macroeconomic weakness, may adversely affect our business. See "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

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

        Exchange Rate—In addition to the factors discussed above affecting our ability to generate advertising revenues, our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in the Kazakh tenge. In the first nine months of 2014, the Russian ruble depreciated against the US dollar by 17%, and was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2013. In addition, in February 2014, the National Bank of Kazakhstan devalued the Kazakh tenge by 19% against the US dollar and, as a result, the Kazakh tenge depreciated by 16% during the nine months ended September 30, 2014. During the period from October 1, 2014 to October 27, 2014, the value of the Russian ruble depreciated further against the US dollar by approximately 6% to RUR 41.8 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. As of September 30, 2014 we had US dollar denominated contractual commitments for the acquisition of approximately $25.0 million in programming rights in 2014, $45.7 million in 2015 and $9.1 million in 2016. In addition, on October 27, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is December 1, 2014 and the payment date is on or about December 26, 2014. As of September 30, 2014, our US dollar-denominated cash and cash deposits comprised approximately $65 million; in addition, as of September 30, 2014, we have an outstanding foreign exchange forward contract to purchase approximately $25 million at an exchange rate of RUR 37.2 to $1 in December 2014, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results for 2014, and perhaps future periods, as reported in US dollars, will be materially adversely affected. The current situation in Ukraine, and potentially the related international economic sanctions, has the potential to further negatively impact the value of the Russian ruble.

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

        In July 2014, the Russian parliament adopted an amendment to the advertising law that came into force on July 22, 2014. This amendment eliminated the prior restriction that prohibited an advertising sales house having a greater than 35% share of the TV advertising market. In 2011, when this restriction came into force, we formed our own sales house, EvereST-S, and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. On October 3, 2014, the four largest television groups in Russia, Gazprom Media, VGTRK, Channel One and National Media Group, together with the management of Video International, announced the formation of a new advertising sales house to operate under the Vi brand. We are unable to predict how the combination of the major sales houses will affect the broader advertising market in Russia or impact our ability to obtain necessary support for our internal sales house. See also "Item 1A. Risk Factors—The pending combination of the major advertising sales houses in Russia may adversely affect our competitive position and our results of operations".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as overall television viewership. Due to the current economic instability, and potentially international economic sanctions, we believe that increases, if any, in the price of our advertising in the near term will be moderate. In addition, because of the current economic instability and international economic sanctions, sellout rates may decrease, which in turn would negatively impact our revenues. See "—Economic environment" above. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell. See also "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2019. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage") with approximately 90% of 50+ coverage operational by the end of 2014. Our digital transmission expense for 2014 related to broadcasting in the 50+ coverage cities will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of our agreements, in addition to the transmission services in the 50+ coverage cities described above, we expect to advance payments towards the construction of the digital infrastructure in the 50- coverage regions for CTC and Domashny channels. In aggregate we expect to advance approximately 390 million rubles in 2014, 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $36.2 million by the end of 2018 (at an exchange rate of RUR 39.4 to $1.00 as of September 30, 2014), which we will amortize over the implementation period. Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In the nine months ended September 30, 2014, we made advance payments towards the construction of the digital infrastructure in the 50- coverage regions of approximately $3.3 million for CTC and Domashny channels in aggregate.

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

        We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

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

        The 2013 Equity Incentive Plan—In March 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market for use under our 2013 Equity Incentive Plan. In 2014, our Board of Directors approved the grant of additional equity awards over approximately 0.9 million shares of common stock in the form of restricted share units to our employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

        New businesses—In April 2014, we launched our fourth Russian television channel CTC Love, targeting the 11-34 year-old audience, through cable and satellite with penetration of approximately 39% in 141 cities in Russia. In September 2014, TNS Russia started measuring the audience of CTC Love, and its target audience share reached 0.8% in the first month.

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

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 13 independent affiliates and 72 local cable operators.

Comparison of Consolidated Results of Operations for the three- and nine-month periods ending September 30, 2013 and 2014 by Segments

        The following table presents our revenues and operating income for three- and nine-month periods ending September 30, 2013 and 2014 by segments:

	Three months ended September 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$119,329	$109,140	(9)%	2%
Domashny Channel	26,099	26,100	0%	11%
Peretz Channel	17,115	15,108	(12)%	(2)%
Channel 31*	6,409	5,226	(18)%	(3)%
All Other	2,132	2,993	40%	57%

Total	$171,084	$158,567	(7)%	3%

	Nine months ended September 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$403,794	$374,257	(7)%	4%
Domashny Channel	85,559	82,051	(4)%	8%
Peretz Channel	59,018	50,966	(14)%	(3)%
Channel 31*	17,355	13,761	(21)%	(6)%
All Other	6,660	8,091	21%	37%

Total	$572,386	$529,126	(8)%	4%

	Three months ended September 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$42,536	$38,930	(8)%	3%
Domashny Channel	3,636	7,978	119%	146%
Peretz Channel	1,166	125	(89)%	(82)%
Channel 31*	1,167	1,185	2%	21%
All Other	(4,318)	(3,958)	(8)%	(3)%

Total	$44,187	$44,260	0%	13%

	Nine months ended September 30,		Change period-to-period
	2013	2014	2014 to 2013
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$130,486	$117,177	(10)%	2%
Domashny Channel	13,373	19,823	48%	69%
Peretz Channel	2,856	2,479	(13)%	(1)%
Channel 31*	2,762	1,673	(39)%	(26)%
All Other	(13,711)	(10,133)	(26)%	(18)%

Total	$135,766	$131,019	(3)%	10%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

        All Other.    All other revenues primarily represent revenues from the CTC-International and digital media businesses; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$119,329	$109,140	100%	100%	(9)%	2%

Including:
Advertising revenues	116,247	107,946	97%	99%	(7)%	3%

Total operating expenses	$(76,793)	$(70,210)	64%	64%	(9)%	1%

Including:
Direct operating expenses	(4,097)	(3,970)	3%	4%	(3)%	8%
Selling, general and administrative expenses	(22,960)	(21,345)	19%	20%	(7)%	3%
Programming expenses	(47,525)	(43,247)	40%	40%	(9)%	1%
Depreciation and amortization	(2,211)	(1,648)	2%	2%	(25)%	(19)%

Operating income	$42,536	$38,930	36%	36%	(8)%	3%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$403,794	$374,257	100%	100%	(7)%	4%

Including:
Advertising revenues	392,899	372,451	97%	100%	(5)%	7%

Total operating expenses	$(273,308)	$(257,080)	68%	69%	(6)%	6%

Including:
Direct operating expenses	(12,455)	(14,082)	3%	4%	13%	26%
Selling, general and administrative expenses	(75,115)	(73,853)	19%	20%	(2)%	11%
Programming expenses	(178,906)	(163,415)	44%	44%	(9)%	2%
Depreciation and amortization	(6,832)	(5,730)	2%	2%	(16)%	(7)%

Operating income	$130,486	$117,177	32%	31%	(10)%	2%

Revenues

        Advertising revenues of CTC channel increased by 3% and 7% in ruble terms, when comparing the three- and nine-month periods under review, respectively, principally due to increased sales of the channel's inventory on a federal level and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by 11% and 9% decreases in the audience share, respectively, reflecting the increased competition from other channels, including channels that broadcast political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming in the third quarter of 2014. In addition, when comparing the nine-month periods under review, the decrease of CTC channel's average target audience share reflected the competition from the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014.

        The increase in the Russian television advertising market in the first nine months of 2014 may not be indicative of the market growth that can be expected for the full year 2014.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and niche TV channels viewership among 10 to 45 year-olds, which increased from 16.2% in 2012 to 18.6% in 2013 and to 20.0% in the nine months ended September 30, 2014. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Total operating expenses of CTC channel increased by 1% and 6% in ruble terms when comparing the three- and nine-month periods under review, respectively, primarily due to increases of 1pp and 3pp, respectively, in selling, general and administrative expenses (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 4% in the three- and nine-month periods under review. In ruble terms, direct operating expenses increased by 8% and 26% in the three- and nine-month periods under review, respectively, of which increases of 9pp and 6pp, respectively, related to other direct expenses due to an increased amount of integrated sponsorship and royalty costs. In addition, when comparing the nine-month periods under review, direct operating expenses increased due to a 12pp increase in salaries and benefits costs, reflecting increased headcount and annual salary raises, and a 10pp increase in transmission expenses, reflecting increased digital transmission costs for CTC channel in connection with the roll-out plan of the second multiplex which began in March 2013 (see "—Transition to Digital Broadcasting" above) and annual raises.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 20% when comparing the three- and nine-month periods under review. In ruble terms, selling, general and administrative expenses increased by 3% and 11% in the three- and nine-month periods under review, respectively, of which increases of 2pp and 7pp, respectively, related to compensation to Video International, reflecting an increase in the channel's revenue dynamic and the timing of certain services provided in the first half of 2014.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 40% and 44% in the three- and nine-month periods under review, respectively, and increased in ruble terms by 1% and 2%, respectively, primarily due to the airing of more expensive foreign movies, partially offset by less expensive Russian content to support the channel's audience share.

Domashny Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$26,099	$26,100	100%	100%	0%	11%

Including:
Advertising revenues	25,976	25,992	100%	100%	0%	11%

Total operating expenses	$(22,463)	$(18,122)	86%	69%	(19)%	(11)%

Including:
Direct operating expenses	(2,738)	(2,156)	10%	8%	(21)%	(12)%
Selling, general and administrative expenses	(5,480)	(4,371)	21%	17%	(20)%	(12)%
Programming expenses	(12,289)	(10,326)	47%	40%	(16)%	(7)%
Depreciation and amortization	(1,956)	(1,269)	7%	5%	(35)%	(28)%

Operating income	$3,636	$7,978	14%	31%	119%	146%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$85,559	$82,051	100%	100%	(4)%	8%

Including:
Advertising revenues	84,547	81,641	99%	100%	(3)%	9%

Total operating expenses	$(72,186)	$(62,228)	84%	76%	(14)%	(3)%

Including:
Direct operating expenses	(8,324)	(8,462)	10%	10%	2%	13%
Selling, general and administrative expenses	(17,556)	(14,792)	21%	18%	(16)%	(6)%
Programming expenses	(40,436)	(34,405)	47%	42%	(15)%	(4)%
Depreciation and amortization	(5,870)	(4,569)	7%	6%	(22)%	(13)%

Operating income	$13,373	$19,823	16%	24%	48%	69%

Revenues

        Advertising revenues of the Domashny channel increased by 11% and 9% in ruble terms when comparing the three- and nine-month periods under review, respectively, principally due to increased sales of the channel's inventory on a federal level and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by 5% and 3% decreases in the audience share, respectively. The decrease in Domashny's audience share in the three- and nine-month periods under review was primarily due to the effect of audience fragmentation and increased competition from the channels that broadcast political news on the Ukraine crisis, partially offset by successful changes in the programming schedule in daytime and primetime slots. In October 2014, Domashny channel launched a restyle of its logo and updated its visual format with a new motto: "Forever for women". Domashny channel is continuing to share positive and bright emotions with its viewers and to grow its core female audience segment.

        The increase in the Russian television advertising market in the first nine months of 2014 may not be indicative of the market growth that can be expected for the full year 2014.

Expenses

        Total operating expenses of Domashny channel decreased by 11% and 3% in ruble terms when comparing the three- and nine-month periods under review, respectively, reflecting decreases of 4pp and 3pp, respectively, in programming expenses (discussed below) and decreases of 3pp and 1pp, respectively, in selling, general and administrative expenses, primarily due to advertising and promotion expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 10% to 8% when comparing the three-month periods under review and remained approximately flat at 10% when comparing the nine-month periods under review. In ruble terms, direct operating expenses decreased by 12% in the three-month periods under review of which a 17pp related to the timing decrease in the third quarter of 2014 in digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex which began in March 2013 (see "—Transition to digital broadcasting" above) and increased by 13% in the nine-month periods under review, of which an 11pp increase related to digital transmission costs for Domashny channel (discussed above).

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues decreased from 21% to 17% when comparing the three-month periods under review and decreased by 12% in ruble terms, of which 13pp related to advertising and promotion expenses, reflecting the timing of advertising campaigns which are planned for the fourth quarter of 2014 following the launch of the channel's restyling in October 2014. When comparing the nine-month periods under review, selling, general and administrative expenses decreased as a percentage of this segment's total operating revenues from 21% to 18% and decreased in ruble terms by 6%, reflecting the joint effect of a decrease of 11pp in advertising and promotion expenses (discussed above) and increase of 6pp in compensation to Video International due to the timing of certain services provided in the first half of 2014. For the full year 2014, we expect that advertising and promotion expenses at Domashny channel will be at the same level as in 2013.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues decreased from 47% to 40% when comparing the three-month periods under review and decreased from 47% to 42% when comparing the nine-month periods under review. In ruble terms, programming expenses decreased by 7% and 4% when comparing the three- and nine-month periods under review, respectively, primarily due to timing decreases in the volume and cost of Russian content, partially offset by spending on more foreign content in the two periods under review. For the full year 2014, we expect that programming expenses at Domashny channel will be higher than in 2013 following the launch of the channel's restyling in October 2014.

Peretz Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$17,115	$15,108	100%	100%	(12)%	(2)%
Including:
Advertising revenues	17,091	15,107	100%	100%	(12)%	(2)%

Total operating expenses	$(15,949)	$(14,983)	93%	99%	(6)%	4%

Including:
Direct operating expenses	(2,359)	(2,452)	14%	16%	4%	15%
Selling, general and administrative expenses	(3,939)	(3,029)	23%	20%	(23)%	(15)%
Programming expenses	(6,788)	(7,394)	40%	49%	9%	21%
Depreciation and amortization	(2,863)	(2,108)	17%	14%	(26)%	(19)%

Operating income	$1,166	$125	7%	1%	(89)%	(82)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$59,018	$50,966	100%	100%	(14)%	(3)%
Including:
Advertising revenues	58,323	50,778	99%	100%	(13)%	(2)%

Total operating expenses	$(56,162)	$(48,487)	95%	95%	(14)%	(3)%

Including:
Direct operating expenses	(8,311)	(7,462)	14%	15%	(10)%	1%
Selling, general and administrative expenses	(14,972)	(11,235)	25%	22%	(25)%	(16)%
Programming expenses	(23,981)	(22,670)	41%	44%	(5)%	6%
Depreciation and amortization	(8,898)	(7,120)	15%	14%	(20)%	(10)%

Operating income	$2,856	$2,479	5%	5%	(13)%	(1)%

Revenues

        Advertising revenues of the Peretz channel decreased by 2% in ruble terms when comparing the three- and nine-month periods under review, principally due to 9% and 13% decreases in audience share, respectively, partially offset by estimated growth in the Russian television advertising market of 4% in ruble terms in the two periods under review and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience. The decrease in Peretz audience share in the three- and nine-month periods under review was primarily due to increased competition from the channels that broadcast political news on the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi in the first quarter of 2014, audience fragmentation and relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning and programming grid to be a more cutting edge and dynamic channel, with a focus on edgy action content.

        The increase in the Russian television advertising market in the first nine months of 2014 may not be indicative of the market growth that can be expected for the full year 2014.

Expenses

        Total operating expenses of the Peretz channel increased by 4% in ruble terms when comparing the three-month periods under review, reflecting a joint effect of a 9pp increase in programming expenses (discussed below) and a 4pp decrease in selling, general and administrative expenses, primarily due to advertising and promotion expenses (discussed below). When comparing the nine-month periods under review, total operating expenses of the Peretz channel decreased by 3%, of which 4pp related to selling, general and administrative expenses, primarily due to decrease in advertising and promotion expenses (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 14% to 16% when comparing the three-month periods under review, and increased from 14% to 15% when comparing the nine-month periods under review. In ruble terms, direct operating expenses increased by 15% and 1% in the three- and nine-month periods under review, respectively, of which increases of 14pp and 3pp, respectively, related to transmission and maintenance expenses due to annual raises and increased technical penetration, partially offset by decreases in cable connections in the first half of 2014.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 23% to 20% when comparing the three-month periods under review and from 25% to 22% when comparing the nine-month periods under review, primarily due to decreased advertising and promotion expenses in the periods under review. In ruble terms, selling, general and administrative expenses decreased by 15% and 16% in the three- and nine-month periods under review, of which decreases of 12pp and 16pp, respectively, related to advertising and promotion expenses, reflecting savings in advertising campaigns as the result of relative underperformance of channel's premiers in the first half of 2014.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 40% to 49% when comparing the three-month periods under review and increased from 41% to 44% when comparing the nine-month periods under review. In ruble terms, programming expenses increased by 21% and 6% when comparing the three- and nine-month periods under review, respectively, primarily due to increases in the cost and volume of high-rating Russian series in response to increased competition from other channels in the two periods under review.

Channel 31

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$6,409	$5,226	100%	100%	(18)%	(3)%
Including:
Advertising revenues	6,249	4,970	98%	95%	(20)%	(5)%

Total operating expenses	$(5,242)	$(4,041)	82%	77%	(23)%	(8)%

Including:
Direct operating expenses	(388)	(367)	6%	7%	(5)%	13%
Selling, general and administrative expenses	(1,015)	(841)	16%	16%	(17)%	(1)%
Programming expenses	(3,118)	(2,213)	49%	42%	(29)%	(15)%
Depreciation and amortization	(721)	(620)	11%	12%	(14)%	3%

Operating income	$1,167	$1,185	18%	23%	2%	21%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$17,355	$13,761	100%	100%	(21)%	(6)%
Including:
Advertising revenues	17,132	13,092	99%	95%	(24)%	(9)%

Total operating expenses	$(14,593)	$(12,088)	84%	88%	(17)%	(2)%

Including:
Direct operating expenses	(979)	(1,006)	6%	7%	3%	22%
Selling, general and administrative expenses	(2,873)	(2,471)	17%	18%	(14)%	1%
Programming expenses	(8,543)	(6,713)	49%	49%	(21)%	(7)%
Depreciation and amortization	(2,198)	(1,898)	13%	14%	(14)%	1%

Operating income	$2,762	$1,673	16%	12%	(39)%	(26)%

        In the nine months of 2014, Channel 31's results of operations were significantly impacted by the devaluation of the Kazakh tenge by 19% against the US dollar that was implemented by National Bank of Kazakhstan in February 2014. In the three months ended September 30, 2014, the Kazakh tenge appreciated against the US dollar by 1% and was on average 16% lower than the average value of the Kazakh tenge compared to the US dollar during the three months ended September 30, 2013. In the nine months ended September 30, 2014, the Kazakh tenge depreciated against the US dollar by 16% and was on average 15% lower than the average value of the Kazakh tenge compared to the US dollar during the nine months ended September 30, 2013.

Revenues

        Advertising revenues of Channel 31 decreased by 5% and 9% in Kazakh tenge terms when comparing the three- and nine-month periods under review, principally due to decreases in the estimated overall television advertising market in Kazakhstan of 5% and 7%, respectively, in Kazakh tenge terms. When comparing the three-month periods under review, target audience share increased by 6%, reflecting successful changes in the programming schedule of local-language programming and better performance of certain locally-produced programming and foreign series, but was fully offset by a decrease in Kazakh overall free-to-air television viewership due to increased audience fragmentation. When comparing the nine-month periods under review, the target audience share remained approximately flat.

Expenses

        Total operating expenses of Channel 31 decreased by 8% and 2% in Kazakh tenge terms in the three- and nine-month periods under review, respectively, of which decreases of 9pp and 4pp, respectively, related to programming expenses (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues remained approximately flat at 7% when comparing the three- and nine-month periods under review and increased by 13% and 22%, respectively, in Kazakh tenge terms mainly due to increases in salaries and benefits costs due to the hiring of several of the channel's top-management at the end of 2013.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues and in Kazakh tenge terms remained approximately flat when comparing the three-and nine-month periods under review.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 49% to 42% when comparing the three-month periods under review, and remained approximately flat at 49% when comparing the nine-month periods under review. In Kazakh tenge terms, programming expenses decreased by 15% and 7% when comparing the three- and nine-month periods under review, respectively, primarily reflecting decreased volume of locally produced programming and foreign content, partially offset by increased cost of high-rating Russian series to support Channel 31's audience share.

All Other

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,132	$2,993	100%	100%	40%	57%

Operating expenses	$(6,450)	$(6,951)	303%	232%	8%	16%

Including:
Selling, general and administrative expenses	(4,584)	(4,335)	215%	145%	(5)%	5%
Stock based compensation expenses	(519)	(641)	24%	21%	24%	36%
Other expenses	(1,347)	(1,975)	63%	66%	47%	44%

Operating loss	$(4,318)	$(3,958)	203%	132%	(8)%	(3)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2013	2014	2013	2014	2014 to 2013
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$6,660	$8,091	100%	100%	21%	37%

Operating expenses	$(20,371)	$(18,224)	306%	225%	(11)%	(1)%

Including:
Selling, general and administrative expenses	(12,648)	(12,317)	190%	152%	(3)%	9%
Stock based compensation expenses	(3,157)	(386)	47%	5%	(88)%	(86)%
Other expenses	(4,566)	(5,521)	69%	68%	21%	29%

Operating loss	$(13,711)	$(10,133)	206%	125%	(26)%	(18)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International and digital media businesses. When comparing the three-month periods ended September 30, 2013 and 2014, operating revenues from our digital media business amounted to $1.1 and $1.6 million, respectively and operating revenues from CTC-International amounted to $0.8 and $1.0 million, respectively. When comparing the nine-month periods ended September 30, 2013 and 2014, operating revenues from our digital media business amounted to $3.1 and $4.3 million, respectively and operating revenues from CTC-International amounted to $2.9 and $3.0 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International, digital media business and new channel CTC Love (see "—New businesses" above). In ruble terms, selling, general and administrative expenses increased by 5% in the three-month periods under review, of which a 13pp increase related to CTC Love channel, which was launched in April 2014, primarily reflecting increased advertising and promotion expenses, partially offset by a 9pp decrease in selling, general and administrative expenses of our corporate headquarters, reflecting decreases in salaries and benefits costs due to the departure of several top managers and the transfer of some employees to CTC channel at the end of 2013. When comparing the nine-month periods under review, selling, general and administrative expenses increased by 9% in ruble terms, of which a 7pp increase related to CTC Love due to increased advertising and promotion campaigns, a 7pp increase related to our digital media business due to increased salaries and benefits costs, reflecting increased headcount and annual salary raises and a 3pp decrease related to our corporate headquarters, reflecting decrease in salaries and benefits costs (discussed above).

        Stock-based compensation expenses were approximately flat at $0.5-0.6 million when comparing the three-month periods under review. When comparing the nine-month periods under review, stock-based compensation expenses decreased by $2.8 million, primarily as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, as the result of our decreased share price in 2014.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 44% and 29% in ruble terms in the three- and nine-month periods under review, respectively, primarily due to the launch of new channel CTC Love, reflecting increased transmission and programming expenses.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of September 30, 2014 Compared to December 31, 2013

  Short-term and long-term prepayments

        Prepayments increased from December 31, 2013 to September 30, 2014 by $3.6 million, primarily due to increases in advances made for Russian content that will be used during the remainder of 2014 and thereafter, partially offset by the effect of depreciation of the Russian ruble against the US dollar.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2013 to September 30, 2014 of $35.7 million was primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, programming rights increased by 6%, primarily due to an increase in Russian content, partially offset by decreased foreign content which was used at CTC and Domashny channels to support audience shares.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2013 to September 30, 2014 by $23.8 million and $22.8 million, respectively, primarily due to amortization of our broadcasting licenses and cable connections and the effect of the depreciation of the Russian ruble against the US dollar.

  Other non-current assets and Accrued liabilities

        As of September 30, 2014, other non-current assets and accrued liabilities primarily reflect dividends of $20.8 million otherwise payable to one of our principal stockholders, Telcrest, that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN. See also "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts."

  Accounts payable

        Accounts payable decreased from December 31, 2013 to September 30, 2014 by $24.7 million, primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, accounts payable decreased by 7%, primarily due to decreased payables for foreign content.

  Taxes payable

        Our taxes payable decreased from December 31, 2013 to September 30, 2014 by $22.2 million, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2013 compared with the third quarter of 2014.

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

        As of September 30, 2014, we had $29.8 million in cash and cash equivalents, of which approximately 53% was held in US dollar-denominated accounts. In addition, as of September 30, 2014, we had $122.0 million in deposits with maturities ranging from one to twelve months, of which approximately 40% was held in US dollar-denominated accounts. In April 2014, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately RUR 1 billion or $25 million (at an exchange rate of RUR 39.4 to $1.00). As of December 31, 2013 and September 30, 2014, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2013	2014
	(in thousands)
Net cash provided by operating activities:	$64,505	$54,977
Net cash provided by investing activities:	22,210	33,143
Net cash used in financing activities:	(111,509)	(86,985)

        Cash flows from operating activities decreased by $9.5 million, when comparing the nine-month periods ended September 30, 2013 and 2014, primarily due to the depreciation of the Russian ruble against the US dollar. In ruble terms, net cash provided by operating activities remained approximately flat, reflecting the joint effect of higher cash receipts from advertising sales and higher spending on the acquisition of programming. In addition, since July 2014, we paid advances towards the construction of the digital infrastructure in the 50- coverage regions of approximately $3.3 million for CTC and Domashny channels in aggregate. See "—Transition to digital broadcasting". Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $556.5 and $523.1 million for the nine-month periods ended September 30, 2013 and 2014, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $282.5 million and $273.2 million for the nine-month periods ended September 30, 2013 and 2014, respectively. The decrease in cash paid for programming rights was primarily due to the depreciation of the Russian ruble against the US dollar. In ruble terms, cash paid for programming rights increased by 9%, primarily due to investments in Russian-produced and foreign content that will be used in 2014 and thereafter. Programming expenses amounted to $252.4 million and $227.6 million for the nine-month periods ended September 30, 2013 and 2014, respectively.

        Cash provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the nine-month period ended September 30, 2014, our cash provided by investing activities primarily represented net receipts from cash deposits of $36.9 million and cash paid for capital expenditures of $3.8 million. In the nine-month period ended September 30, 2013, our cash provided by investing activities primarily represented net receipts from cash deposits of $26.2 million. In addition, we spent $3.5 million for capital expenditures and $0.5 million for acquisitions of new broadcasting stations.

        Cash used in financing activities includes net proceeds from or settlement of overdrafts and loans, repurchases of our common stock and payments of dividends. In the nine-month period ended September 30, 2014, our cash used in financing activities includes payment of dividends in the amount of $61.0 million to our stockholders, $4.6 million in dividends paid to minority shareholders of our subsidiaries and $20.8 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions imposed on Bank Rossiya and LLC IC Abros. In the nine-month period ended September 30, 2013, our cash used in financing activities includes payments of dividends in the amount of $73.9 million to our stockholders, $4.8 million in dividends paid to minority shareholders of our subsidiaries, repurchases of our common stock of $29.7 million and net settlement of $3.6 million bank overdraft and loans.

        On October 27, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is December 1, 2014 and the payment date is on or about December 26, 2014; except that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to U.S. sanctions described in "Item 1. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; other non-current assets", while either Bank Rossiya or LLC IC Abros remain an SDN.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of September 30, 2014:

	Total	Through 2014	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$179,555	$82,879	$84,077	$12,599	$—	$—	$—
Transmission and satellite fees	99,715	4,967	20,761	21,414	21,739	20,999	9,835
Leasehold obligations	34,670	1,626	6,773	6,965	7,225	5,908	6,173
Network affiliation agreements	14,066	678	2,868	3,025	3,183	3,344	968
Payments for intellectual rights	11,322	464	1,964	2,072	2,180	2,284	2,358
Other contractual obligations	22,582	1,113	4,279	4,311	4,093	4,291	4,495

Total(1)	$361,910	$91,727	$120,722	$50,386	$38,420	$36,826	$23,829

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to negatively affect our reported results of operations in the future".

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        Agreement with RTRS—In July 2014, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels.

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

        See "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" above and "Item 1A. Risk Factors—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

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

        In the annual impairment review performed as of December 31, 2013, we concluded that the fair values of our reporting units significantly exceeded their carrying values, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008. For a discussion of the methodology and major assumptions regarding our annual impairment test refer to the Annual Report on Form 10-K filed with the SEC on March 6, 2014.

        During the nine months ended September 30, 2014, the current geopolitical situation in Ukraine created economic instability in Russia that has been characterized by a steep decline in the value of shares traded on Russia's stock exchanges, depreciation of the Russian ruble, and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market. Recent decreases in international oil prices may continue to adversely affect its economy. Many of the largest advertisers in the Russian market, including many of the largest advertisers on CTC, Domashny and Peretz, are multinational companies that sell consumer products on a worldwide basis. If Russia experiences significant economic instability or uncertainty, these companies may choose to reduce their advertising spending in Russia. In addition, during the third quarter of 2014 and in October 2014, analysts downgraded their forecasts for growth in the TV advertising market in 2015 due to macroeconomic and political headwinds.

        Fair values of our reporting units are highly sensitive to changes in the television advertising market assumptions. As of September 30, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $42.8 million, $21.6 million and $47.9 million, respectively. In addition, as of September 30, 2014, we had significant balances of amortizable broadcasting licenses totaling $41.4 million, including CTC licenses—$6.7 million; Domashny licenses—$8.7 million, and Peretz licenses—$21.3 million. Due to the significance of the negative factors described above, we performed an interim analysis for impairment. Although there is considerable uncertainty regarding the ultimate outcome of the Ukrainian crisis and its impact on the Russian economy, and, in particular, concerning the Russian advertising market in 2015 and thereafter, we determined that it is more likely than not that current economic conditions have impacted the fair value of our reporting units. As a result of the impairment review performed as of September 30, 2014, we concluded that fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. However, due to the revision of assumptions in the TV advertising market for 2015 and in the medium-term, the excess of fair values over the carrying value of the Peretz reporting unit decreased from 48% to 7%, when compared with the fair values estimated during the annual 2013 impairment tests. The estimated fair values of the CTC and Domashny reporting units remained significantly in excess of their respective carrying amounts.

        Other than with respect to the Peretz reporting unit, hypothetical 10% and 15% decreases in the fair value of each reporting unit would not have resulted in impairment.

        In order to check the reasonableness of the fair values implied by cash flow estimates, we also calculated the value of our common stock implied by our cash flow forecasts and compares this to actual traded values. As of September 30, 2014, our consolidated net book value (or shareholders' equity) amounted to $615,064. This compares to our market capitalization of approximately $1,035,818 as of September 30, 2014.

        In order to evaluate the sensitivity of the fair value calculations in our impairment analysis, we applied hypothetical 5, 10 and 15 percentage points' decreases to the 2015 television advertising market growth forecast:

	Hypothetical impairment charge that could be recorded if 2015 advertising market growth forecast is lower by:
	5 pp	10 pp	15 pp
Peretz goodwill and broadcasting licenses	$(15,572)	$(38,843)	$(62,113)

        Also, the fair value estimates are highly sensitive to the cost of capital used in the discounting of expected cash flows attributable to our reporting units. The potential negative trends in the macroeconomic environment could increase risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used in our analysis was 13.0% as of December 31, 2013 and 13.8% as of September 30, 2014. In order to evaluate the sensitivity of the fair value calculations in our impairment analysis, we applied a hypothetical 3 percentage points increase to the cost of capital used: if the cost of capital were higher by 3 percentage points, we would have recognized impairment charge in respect of the Peretz reporting unit's goodwill and broadcasting license of approximately $16,048.

        See also Item 1A Risk factors—"—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

        During 2014, the plans around TV broadcasting in Russia, in particular digital broadcasting, have continued to evolve. While we expect some of these developments to be beneficial to our businesses, other changes may increase the uncertainties and risks with respect to the business models we currently operate. As a result, we are required to consider a number of factors in determining the estimated fair values of our reporting units which could change rapidly or unpredictably. The planned transition to digital broadcasting could impact our assumptions used in our economic models and our assessment of the fair value of our reporting units.

        We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex as the terms for participation in the third digital multiplex have not been specified. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. As a result, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements with cable providers in the future relating to the carriage of the Peretz signal. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill.

        Also, given the terms and fees associated with participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized.

        There may be other risks and expenses that we encounter during and subsequent to the transition that we are unable to anticipate at this time that could be material to our future financial position and results of operations. While the models used in our assessments of our reporting units in our impairment testing incorporate changes in assumptions of revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related goodwill. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, impairments may be required in the foreseeable future.

        Intangible assets primarily represent our broadcasting licenses and cable network connections. Cable network connections are amortized on a straight-line basis over their estimated period of future economic benefit until approximately 2018. As a result of developments in the transition to digital broadcasting, we changed our estimate of the useful lives of our broadcasting licenses from indefinite to finite in the fourth quarter of 2012. We amortized the remaining balances of our broadcasting licenses on a straight-line basis over each broadcasting license's estimated remaining useful life, which is estimated until the end of 2018. We estimate that the amortization charge for our broadcasting licenses will be approximately $3.7 million for the remainder of 2014, $10.8 million for 2015, $9.7 million for 2016 and $8.6 million annually from 2017 through 2018 (at an exchange rate of RUR 39.39 to $1.00). The estimated useful lives of our broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

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

        Our Board of Directors and shareholders may pursue a restructuring of our group to comply with the restrictions on non-Russian ownership of mass media entities under the Russian law On Mass Media that may result in the group being required to pay significant US taxes. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders".

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. During the nine months ended September 30, 2014, the value of the Russian ruble depreciated against the US dollar by approximately 17% to RUR 39.4 to $1.00 as of September 30, 2014. This exchange rate was on average 11% lower than the average value of the Russian ruble compared to the US dollar during the nine months ended September 30, 2013. This depreciation had a material negative impact on our reported results of operations for the nine months ended September 30, 2014.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the Russian ruble, primarily US dollar payments for non-Russian produced programming. As of September 30, 2014 we had US dollar denominated contractual commitments for the acquisition of approximately $25.0 million in programming rights in 2014, $45.7 million in 2015 and $9.1 million in 2016. In addition, on October 27, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is December 1, 2014 and the payment date is on or about December 26, 2014. As of September 30, 2014, our US dollar-denominated cash and cash equivalents comprised approximately $65 million; in addition, as of September 30, 2014, we have an outstanding foreign exchange forward contract to purchase approximately $25 million at an exchange rate of RUR 37.2 to $1 in December 2014, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. In the nine months of 2014, we entered into foreign exchange forward contracts for approximately $173.1 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments.

        During the period from October 1, 2014 to October 27, 2014, the value of the Russian ruble depreciated further against the US dollar by approximately 6% to RUR 41.8 to $1.00.

        For the nine months ended September 30, 2014, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $46.5 million and $25.9 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to negatively affect our reported results of operations in the future".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks relating to our business and industry

Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders.

        On October 14, 2014, President Putin signed into law an amendment to the Russian law "On Mass Media", which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures. In the event of non-compliance by the stated deadline, the Russian government would have the authority, among other things, to revoke the mass media registration and broadcasting licenses of our business.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together holder the remaining approximately 36% of CTCM's common stock.

        The enactment of this law creates uncertainty regarding our corporate structure, ownership and operations after this law comes into force. Our Board of Directors has formed an Advisory Committee to review all potential responses to the enactment of this law, which may include corporate restructuring, franchising and licensing structures, capital reorganization or divestments. Any actions in response to this amendment are likely to require significant Board and management time and attention, which will distract from the normal operations of our business. Any such actions may also result in significant changes to our corporate structure. If we are unable to take steps to restructure our operations in such a way that permits us to achieve compliance with this law while retaining our current ownership structure, we may be required to effect a sale of 80 percent or more of our Russian businesses. Any such sale may not result in proceeds at a level that reflects the underlying value of our business, particularly as the pool of potential purchasers would be limited to Russian persons that are not subject to applicable international sanctions. As a result, the value of the common stock of our company could further decline, and you may lose all or a significant portion of your investment.

        In addition, our Board of Directors may pursue options to restructure our group to comply with the restrictions of this law that may result in the group being required to pay significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts.

        Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis.

        Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States, European Union or other lists of sanctioned parties. Bank Rossiya and LLC IC Abros, which beneficially own a majority of one of our principal minority shareholders, Telcrest Investments Limited, and Yuri Kovalchuk, who has a significant interest in Bank Rossiya, have been named as parties on the Specially Designated Nationals ("SDN") and Blocked Persons List, published by the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). Details can be found at http://www.treasury.gov/ofac/downloads/t11sdn.pdf. Due to Bank Rossiya's and LLC IC Abros's majority ownership interest in Telcrest, Telcrest is also deemed to be a SDN. Under the applicable sanctions, we (1) may not engage in any financial or commercial transaction with an SDN; (2) must block any "property interest" of an SDN over which we have possession or control; (3) may not facilitate or approve the action of any other party that would violate the sanctions; or (4) may not otherwise evade the sanctions. The European Union and many other countries have imposed similar sanctions.

        As a result of the sanctions programs, we must engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. In particular, there have been press reports speculating that Video International, the advertising sales house on which we rely for the software used by our internal sales house and for material consulting services and analysis of the advertising market, may be controlled by parties subject to sanctions. According to our due diligence in respect of Video International, the Compliance Committee of our Board has concluded there the evidence does not suggest that Video International is majority owned or otherwise controlled by sanctioned parties. Nevertheless, negative perceptions resulting from our relationship with Video International may result in harm to our reputation or to our relationships with other counterparties. In addition, although we have taken all reasonable efforts to confirm that Video International and our other counterparties are not majority owned or controlled by sanctioned parties, there remains the possibility that we could be found not to be in compliance with applicable legal requirements in respect of sanctions, which could materially adversely harm our business.

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

        Telcrest's position as principal minority shareholder of our company and its right to designate three of the nine members of our Board of Directors present significant compliance challenges for us. We have in place policies and procedures designed to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes as a result of the requirements of these policies, including the recusal of Telcrest designated directors from decisions or deliberations on all transactions by our Board.

        Applicable sanctions may also adversely affect our relationships with international banks, advisors and commercial counterparties. We have to date encountered several international banks that have declined to transact business with us, including processing routine payments from us to third parties, as a result of internal compliance policies that are significantly more restrictive than what is required by applicable law. Although these actions have not to date materially adversely affected our operations, if international banks or other Western counterparties decline to do business with us because of real or perceived compliance concerns, this could have a material adverse effect on our operations, results of operations and financial position.

        We are committed to complying with all applicable laws, including Ukraine-related sanctions. However, if we fail to comply with sanctions requirements, our company and/or our directors and senior management could face administrative, civil and criminal penalties.

The pending combination of the major advertising sales houses in Russia may adversely affect our competitive position and our results of operations

        On October 3, 2014, the four largest television groups in Russia, Gazprom Media, All-Russia State Television and Radio Broadcasting Company (VGTRK), Channel One and National Media Group, together with management of Video International, announced the formation of a new advertising sales house to operate under the Vi brand.

        Historically, Video International operated as our exclusive sales house, placing substantially all of our national and a significant portion of our regional advertising. Following the introduction of a law in 2011 limiting the market share of advertising sales houses, we changed the model of our cooperation with Video International, pursuant to which it now provides software and consulting support to our internal sales house. Nevertheless, we remain substantially dependent on our relationship with Video International for our advertising sales. We are unable to predict how the combination of the major sales houses will affect the broader advertising market in Russia or impact our ability to obtain necessary support for our internal sales house. These developments may adversely affect our ability to negotiate favorable terms with Vi when our current agreements expire at the end of 2015 or may otherwise adversely affect our position in the broader advertising market. If we are unable to continue to obtain the support we need for our internal sales house and to compete effectively in the advertising market, our business and results of operations may be materially adversely affected.

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. The global credit crisis and the related turmoil in the global financial system in 2008 had a material negative impact on the Russian economy, with total spending on television advertising in Russia declining significantly, falling by 18% in 2009 when comparing to 2008. Although in the past years the Russian economy demonstrated recovery and overall Russian television advertising spending grew at a compound annual growth rate of 12% in the period from 2009 to 2013, during the nine months ended September 30, 2014, Russia has experienced economic instability, characterized by a steep decline in the value of shares traded on its stock exchanges, depreciation of its currency and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results.

        As discussed above, significant uncertainty exists surrounding the current geopolitical situation in Ukraine. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with global macroeconomic weakness, may adversely affect our business. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to negatively affect our reported results of operations in the future.

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

        In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012. In 2013, the average exchange rate was RUR 31.85 to $1.00. The prevailing exchange rate as of December 31, 2013 was RUR 32.73 to $1.00. During the nine months ended September 30, 2014, the value of the Russian ruble depreciated against the US dollar by approximately 17% to RUR 39.4 to $1.00 as of September 30, 2014. This exchange rate was on average 11% lower than the average value of the

Russian ruble compared to the US dollar during the nine months ended September 30, 2013. This depreciation had a material negative impact on our reported results of operations for the nine months ended September 30, 2014. During the period from October 1, 2014 to October 27, 2014, the value of the Russian ruble depreciated further against the US dollar by approximately 6% to RUR 41.8 to $1.00.

        See also "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

        Additionally, given that substantially all of our revenues are generated in Russian rubles, we face exchange rate risk relating to payments that we must make in currencies other than the Russian ruble. We generally pay for non-Russian produced programming in US dollars. As of September 30, 2014 we had US dollar denominated contractual commitments for the acquisition of approximately $24.5 million in programming rights in 2014, $46.2 million in 2015 and $9.1 million in 2016. In addition, on October 27, 2014, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is December 1, 2014 and the payment date is on or about December 26, 2014. At September 30, 2014, our US dollar-denominated cash and cash equivalents comprised approximately $65 million; in addition, as at September 30, 2014, we have an outstanding foreign exchange forward contract to purchase approximately $25 million at an exchange rate of RUR 37.2 to $1 in December 2014, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments.

        If the exchange rate between the Russian ruble and the US dollar remains at its current level or if the Russian ruble depreciates further, our revenues and operating results for 2014, and perhaps future periods, as reported in US dollars, will be materially adversely affected.

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. In the nine months ended September 30, 2014, the target audience share of CTC channel was below the audience share for the same period of 2013, mainly due to increased competition and the effect of audience fragmentation. In addition, in the nine months ended September 30, 2014, the target audience share of Peretz channel was below the audience share for the respective preceding periods, due to increased competition from channels broadcasting political news on the situation in Ukraine, relative underperformance of content and audience fragmentation.

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

        The Russian government has announced a federal program to introduce digital broadcasting throughout Russia by the end of 2018. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In October 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the terms of a tender for a second multiplex, the results of which were announced on December 14, 2012. In total, 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second multiplex. It is expected that the second multiplex will ultimately be available to approximately 97.6% of the Russian population.

        In March 2013, we entered into 10-year transmission agreements with the RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the currently planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2019. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage") with approximately 90% of 50+ coverage operational by the end of 2014. In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). It is expected that this infrastructure will be put into operation in 2019. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

        In addition, governmental authorities announced plans to introduce a third multiplex which is supposed to cover only cities with populations of more than 50,000 people and is expected to be available to approximately 64% of the Russian population, and indicated that the structure of the third multiplex and terms of participation in it, as well as terms of the tender for the third multiplex, will be determined by a governmental commission by December 2014. The terms for participation in the third digital multiplex have not been specified. Following the introduction of digital broadcasting, we expect to encounter certain risks and uncertainties in the execution of each of our channels' business models. Currently, we believe the most significant of these are the following:

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

  •
  We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

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

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2013, we incurred an aggregate of $24 million of such expenses for our Russian channels; we may also incur further costs, in addition to those we currently have, during the transition period and thereafter. During the transition period, these transmission fees are expected to be lower and are to be paid by way of staged payments as the rollout progresses. According to the amended agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") will be approximately $5 million; the expense for 2015 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50- coverage"). In aggregate we expect to advance approximately 390 million rubles in 2014, 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018, resulting in total advances of approximately 1,424 million rubles or $36.2 million by the end of 2018 (at an exchange rate of RUR 39.4 to $1.00 as of September 30, 2014). As a result, increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

  •
  There may be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

        While our channels will continue to broadcast in the analog format under existing analog licenses, there is currently uncertainty regarding the effect of the implementation of digital broadcasting on our business models, and the digitalization of broadcasting may adversely affect our market position and financial condition.

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

        See also "—A significant portion of our total assets relates to goodwill. We have been required to record significant impairment charges for goodwill in the past, and if events or changes in circumstances further reduce the fair value of our reporting units, we may be required to record impairment losses that could materially adversely impact our net income."

Several recently adopted Russian laws regarding advertising and programming content may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        On July 4, 2014, the Russian Parliament adopted three laws amending the Advertising Law. One of the amendments eliminates the existing restriction that prohibits an advertising sales house having a greater than 35% share of the TV advertising market. The amendment came into force on July 22, 2014. In 2011, when this restriction came into force, we formed our own sales house—EvereST-S—and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. We continue to rely on Video International for material software and consulting services. On October 3, 2014, the four largest television groups in Russia, Gazprom Media, VGTRK, Channel One and National Media Group, together with the management of Video International, announced the formation of a new advertising sales house to operate under the Vi brand. We are unable to predict how the combination of the major sales houses will affect the broader advertising market in Russia or impact our ability to obtain necessary support for our internal sales house. These developments may adversely affect our ability to negotiate favorable terms with Vi when our current agreements expire at the end of 2015 or may otherwise adversely affect our position in the broader advertising market. See also "—The pending combination of the major advertising sales houses in Russia may adversely affect our competitive position and our results of operations".

        A second amendment removes the prohibition on advertising by beer producers and their brands during the broadcasting of sporting events. The amendment came into force on July 22, 2014. Currently, our channels do not broadcast sporting events and we therefore do not expect that this amendment will affect our operations.

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

        In October 2013, a new law came into force amending the law on advertising as well as the Administrative Code regulating the advertising of biologically active additives (BAA) and imposing penalties for inappropriate advertising thereof. According to this law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect this law to affect our business significantly, since we have editorial control over commercials we broadcast, but we cannot be sure that we will not receive any claims in the future, since there is limited legal practice in implementing these amendments and there are no court interpretations of them.

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

        In addition, on June 30, 2014, the Industry Committee on TV Audience Measurement in Russia announced a tender for the right to provide the industry-standard measurement of TV audiences in Russia for the period from 2017 through 2026. We understand that in October 2014, four companies, including TNS, submitted applications in response to this tender, and that the Committee will select a winner during the fourth quarter of 2014. This tender may result in a change in the provider of audience measurement services in Russia, or may in any event result in changes in the audience measurement system. We are unable to predict at this time the impact of any such changes on our audience share or ratings, but any such changes may adversely affect our audience shares.

        When changes to the system of audience measurement occur, we attempt to take steps when possible in respect of our programming, distribution and sales to counteract the effects of such changes. We cannot assure you that these steps will be adequate or effective, or that any further changes in the measurement system will not result in decreases in our estimated audience shares and, as a result, a material decrease in our advertising revenues.

A significant portion of our total assets relates to goodwill. We have been required to record significant impairment charges for goodwill in the past, and if events or changes in circumstances further reduce the fair value of our reporting units, we may be required to record impairment losses that could materially adversely impact our net income.

        We have a significant amount of goodwill recorded on our consolidated balance sheet. If we determine that our estimate of the current value of a reporting unit is below the recorded value of that unit on our balance sheet, we may record an impairment loss for goodwill. As of September 30, 2014, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $42.8 million, $21.6 million and $47.9 million, respectively. In addition, as of September 30, 2014, we have significant balances of amortizable broadcasting licenses totaling $41.4 million, including CTC licenses—$6.7 million; Domashny licenses—$8.7 million, and Peretz licenses—$21.3 million.

        In the annual impairment review performed at December 31, 2013, we concluded that the fair values of our reporting units significantly exceeded their carrying values, reflecting the improved macroeconomic conditions from the downturn in the economy that started in 2008.

        During the nine months ended September 30, 2014, the geopolitical situation in Ukraine created economic instability in Russia, See also "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate." If Russia experiences significant economic instability or uncertainty, including continued or expanded international economic sanctions, international advertisers may choose to reduce their advertising spending in Russia. Our management, in consultation with the Board of Directors, continuously assesses market conditions and may revise its estimates for the Russian television advertising market growth in the medium term to reflect potential negative trends in the macroeconomic environment.

        The fair value of the Peretz reporting unit is highly sensitive to changes in our assumptions regarding the television advertising market. Although there is considerable uncertainty regarding the ultimate outcome of the Ukrainian crisis and its impact on the Russian economy, and, in particular, concerning the Russian advertising market in 2015 and thereafter, we have determined that it is more likely than not that current economic conditions have impacted the fair value of our reporting units. As a result of the impairment review performed as of September 30, 2014, due to the revision of assumptions in the TV advertising market for 2015 and in the medium-term, the excess of fair values over carrying value of the Peretz reporting unit decreased from 48% to 7%, when compared with the fair values estimated during the annual 2013 impairment tests. Depending on further developments of the Ukrainian crisis and related geopolitical situation in the region and its impact on macroeconomic environment of Russia and, specifically, on the Russian TV advertising market in 2015 and the medium term, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related assets, and we would then record impairment charges.

        See also "Financial Statements and Supplementary Data—Note 2, Basis of Presentation and summary of significant accounting policies—Goodwill and Long-Lived Intangible Assets Impairment Tests" for a discussion of our sensitivity analysis.

        Our management also considers the developments in digital broadcasting and their potential impacts on revenues and costs (see also "—We may face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized"). The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related assets, and we would then record impairment charges.

Restrictions on foreign involvement in the television business in Kazakhstan could be amended or interpreted in such a way as to result in our loss of necessary licenses or to require us to divest control of our Kazakh operating subsidiaries.

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as of September 30, 2014, was approximately $4.7 million.

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

We rely on third parties for the production of a significant portion of our original Russian programming, and our business could be adversely affected if we are unable to continue such relationships on acceptable terms.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. The provision of benefits and preferences to state controlled entities may impede our ability, as a private media company, to effectively operate and compete in the broadcasting market given the trend towards market consolidation by state controlled entities. For example, Gazprom, the state-controlled energy company, expanded its Russian media empire further in November 2013 by the acquisition of Profmedia which operates TV and radio stations as well as other media assets.

        Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2013, Channel One had an average audience share among 10-45 year-old viewers of 11.6%, while Rossiya 1's was 8.6% and NTV's was 9.0%. CTC's average target audience share in 2013 was 11.3%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. See also "—The pending combination of the major advertising sales houses in Russia may adversely affect our competitive position and our results of operations." Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

        Disney Channel launched free-to-air broadcasting in Russia in December 2011. The Disney channel focuses on family entertainment by combining Disney programming with original Russian TV shows. CTC channel competes with Disney Channel for younger audiences.

        We understand that the beneficial owners of one of our principal minority stockholders, Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including through ownership interests in Channel One, REN-TV and Channel 5. Telcrest and Bank Rossiya may have interests different from, or in addition to, the interests of other stockholders of CTC Media. See also "—Our principal stockholders may have interests that are different from, or in addition to, the interests of other stockholders of CTC Media."

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012 and 17.2% in 2013 and 18.3% in the nine months ended September 30, 2014. If niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2014 we had contractual commitments for the acquisition of approximately $82.9 million in programming rights in 2014, $84.1 million in 2015 and $12.6 million in 2016, including US dollar denominated commitments of approximately $25.0 million in 2014, $45.7 million in 2015 and $9.1 million in 2016.

        Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. See also—"Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to negatively affect our reported results of operations in the future".

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

        MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), holds a 50% interest in Raduga Holdings. Raduga is the sole owner of LCC DalGeoCom, which operates Raduga TV, a nationwide Russian digital satellite pay-TV platform. Jørgen Madsen Lindemann, a member of the Board of MTG, is a Co-Chairman of our board of directors; Mathias Hermansson, CFO of MTG, and Irina Gofman, Chief Executive Officer of MTG Russia AB, are members of our board of directors. Although we do not currently operate in the pay-TV market, and do not currently compete with or have any commercial relationship with Raduga TV, MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interest in another Russian television business.

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

        Pursuant to a stockholders agreement, Telcrest has designated three of our directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media. As a result of the recent amendments to the Mass Media Law and a proposed restructuring of the Video International business may also cause Telcrest to have interests different from those of our other stockholders.

        See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in our the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders." and "—Several recently adopted Russian laws regarding advertising and programming content may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues."

Risks relating to doing business and investing in Russia

Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy.

        During the nine months ended September 30, 2014, Russia has experienced economic instability that has been characterized by a steep decline in the value of shares traded on its stock exchanges, depreciation of its currency and a forecasted decline in the growth of gross domestic product in 2014. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent decreases in international oil prices may continue to adversely affect its economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results.

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

        The disruption in the world credit markets in 2008 and 2009 also negatively impacted the banking sector in Russia. Moreover, the sector specific sanctions on certain Russian banks recently introduced by United States and European Union have negatively affected the Russian banking system. There are currently a limited number of creditworthy Russian banks, most of which are located in Moscow and the largest of which are state-owned. We generally hold a large majority of our cash balance in Russian banks, including the Russian subsidiaries of foreign banks. Of that balance, a significant portion is held in ruble-denominated accounts. There are few, if any, safe ruble-denominated instruments in which we may invest our excess ruble cash. A banking crisis or the bankruptcy or insolvency of the banks from which we receive or with which we hold our funds could result in the loss of our deposits or affect our ability to complete banking transactions in Russia, which could have a material adverse effect on our business, financial conditions and results of operations.

Businesses in Russia can be subject to politically motivated actions, which could materially adversely affect our operations.

        The Russian government has taken various actions in past years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia. For example, the Russian state has recently brought legal proceedings against AFK Sistema concerning the acquisition of its controlling stake in OAO Bashneft during 2005 to 2009. The state is seeking the return of Sistema's interest in the regional oil producer on the grounds that it was privatized without state consent and has placed its founder and majority shareholder under house arrest. The risk of similar claims, which may be perceived as being politically motivated, against Russian companies and/or companies operating in the Russian market has created uncertainty and instability which may inhibit our ability to operate and exert downward pressure on our stock price.

        Media businesses can be particularly vulnerable to politically motivated actions. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts."

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

        For example, the new law "On protection of children from harmful information" does not contain any detailed regulation as to how this law will be implemented. Although we believe that we are in compliance with this law, there is very limited practice of implementation of this law in Russia, which may lead to a high degree of discretion of governmental authorities in its implementation, as well as abuse of this law. We cannot guarantee that authorities willnot interpret or implement this law in a way that may adversely affect us.

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

        Such uncertainties in the Russian legal system could affect our ability to enforce our rights under our licenses and under our contracts, or to defend ourselves against claims by others, including government authorities. Furthermore, we cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance with applicable laws, decrees and regulations. See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders." and "—Several recently adopted Russian laws regarding advertising and programming content may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues."

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

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. For example, the current circumstances involving Ukraine, including international economic sanctions, may have deleterious macroeconomic and other effects on the regions in which we operate, including, among other things, increased volatility in foreign currency values and a weaker overall business environment. Moreover the recently adopted amendment to the Russian law On Mass Media restricts foreign investments over 20% in Russian mass media and broadcasting companies that may negatively affect our company and the price of its shares.

        Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares. See also: "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders".

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. The macroeconomic environment in Russia has also resulted in a widespread deterioration in the price of Russian-exchange listed stocks and the stock of companies which predominantly operate in

Russia and the CIS that are traded on other exchanges. Furthermore, the recently adopted amendment to the Russian law "On Mass Media", which restricts foreign ownership of mass media and broadcasting entities, has also had a significant negative impact on our company's stock price, which has fallen by approximately 50% since the amendment to the law was announced. See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders". These factors create a high level of uncertainty regarding the stock price which the company can achieve in the near and long-term future.

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

  •
  changes in law;

  •
  developments related to international sanctions;

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of Octobet 27, 2014, approximately 36% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of October 27, 2014, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

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

        In addition, we are party to a stockholders' agreement with our two largest stockholders, MTG and Telcrest, pursuant to which each of these stockholders has agreed, with limited exceptions, not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders' agreement. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of approximately 64% of our common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

        The introduction of restrictions on the foreign ownership of Russian mass media and broadcasting entities pursuant to the Russian law On Mass Media has significantly increased the risk of substantial sales in our stock by investors who may want to reduce risk exposure in relation to any further decrease in the value of our stock . See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders".

Item 6.    Exhibits

        The Exhibit index is incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ NIKOLAY SURIKOV
Nikolay Surikov Chief Financial Officer Date: October 29, 2014
CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA
Yulia Shtyrova Acting Chief Accounting Officer Date: October 29, 2014

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