Form 10-K
period 2014-12-31
CTC Media, Inc.
filed 2015-03-05
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $645,769,783. The registrant has no non-voting stock.

          There were 155,762,166 shares of common stock, $.01 par value per share, of the registrant outstanding as of March 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

          Items 10, 11, 12, 13 and 14 of Part III have been omitted from this Annual Report on Form 10-K, as we expect to file with the Securities and Exchange Commission, not later than 120 days after the close of our fiscal year ended December 31, 2014, a definitive proxy statement for our 2015 annual meeting of stockholders. The information required by Items 10, 11, 12, 13 and 14 of Part III of this report, which will appear in our definitive proxy statement, is incorporated by reference into this Annual Report on Form 10-K.

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

PART I

Item 1.    Business.

Overview

        We currently operate three Russian free-to-air television channels and one Kazakh channel:

  •
  CTC—our flagship channel, offering entertainment programming for the whole family and principally targeting 10–45 year-old viewers (previously 6–54 year-old viewers in 2012);

  •
  Domashny—a channel principally focused on 25–59 year-old female viewers; Domashny's programming focuses on women's lifestyle content;

  •
  Peretz—a channel principally targeting 25–49 year-old viewers (previously 25-59-old viewers in 2012) and focusing primarily on edgy, thrilling and action content;

  •
  Channel 31—a Kazakh channel principally targeting 6–54 year-old viewers.

        Technical penetration of CTC, Domashny and Peretz channels is 96%, 91% and 88%, respectively, in Russian cities with more than 100,000 residents, and 94%, 71% and 70%, respectively, in the whole Russian territory.

        We generate substantially all of our revenues from the sale of television advertising. In 2014, our national Russian television advertising market share was approximately 17%. CTC's average overall audience share was 5.9% and its average audience share in its target demographic was 10.2%, making CTC the third most-watched channel in Russia among 10-45 year-old viewers. Domashny's average overall audience share was 2.4%, and its average audience share in its target demographic was 3.3%. Peretz's average overall audience share was 1.6%, and its average audience share in its target demographic was 2.1%.

        Additionally, in April 2014, we launched our fourth Russian television channel CTC Love, focusing on love and relationships and targeting the 11-34 year-old audience. CTC-Love is available through cable and satellite, with penetration of approximately 56% by the end of the year in cities with population of more than 100,000. In September 2014, TNS Russia started measuring the audience of CTC Love, and its cumulative target audience share reached 0.7% in 2014.

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

Advertising sales

        Television advertising revenues are generally affected by the overall size of the television advertising market, a broadcaster's ratings and audience share, and its audience profile. In general, the price of national television advertising in any particular time slot is based on a reference price determined on the basis of "gross rating points," or "GRPs." An advertising agency or advertiser will typically place either a "fixed placement," an amount of advertising placed on a specific channel and time slot by reference to the GRPs to be delivered by that channel during that time slot, or a "floating placement," an amount of advertising placed at a time that will deliver the total number of agreed GRPs. We also derive revenues from the sale of advertising by our owned-and-operated stations in their local markets, and from the sale of sponsorship advertising. We have placed most of our advertising through our internal sales house, with outsourced software maintenance and analytical support and consulting services from Video International. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Television advertising sales".

        Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. Our channels' advertising is generally placed on the basis of our ratings in their target audiences. These demographic groups are commercially attractive for advertisers. While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Seasonality.    We seek to exploit seasonal fluctuations in overall television viewership and television advertising sales to maximize our revenues and control our costs. Overall television viewership is lower during the summer months, when good weather results in a reduction in the number of viewers and their average viewing times, and higher in the fourth quarter, when the weather is colder and vacations and holidays are less common. Approximately 33%, 32% and 30% of our total advertising revenues in ruble terms, or approximately 33%, 31% and 25% of our total advertising revenues, as reported in US dollar terms, were generated in the fourth quarter of 2012, 2013 and 2014, respectively.

        Seasonal fluctuations in consumer patterns also affect television advertising expenditures. We therefore seek to concentrate programming that we believe will achieve relatively higher audience shares in those periods when viewership is higher and advertising is in greater demand, while taking into account the relative strength of our competitors' programming in particular periods.

        Principal network television advertisers.    In 2014, approximately 300 advertisers purchased national advertising on CTC, Domashny and Peretz. The top ten advertisers, in the aggregate, represented approximately 29% and 36% of our total and national advertising revenues, respectively, for our Russian channels together, and included many of the multinational companies that are generally the largest advertisers in the Russian national television advertising market. The following table shows an allocation of advertising spending on CTC Media's channels by category:

Category	2012	2013	2014
Food and beverages	26%	26%	25%
Pharmaceuticals and vitamins	13%	16%	19%
Cosmetics and personal care products	18%	19%	18%
Telecoms	8%	7%	8%
Retail	4%	4%	5%
Auto	4%	4%	4%
Appliances	4%	4%	3%
Detergents	4%	4%	3%
Finance	2%	2%	1%
Beer	3%	0%	0%
Other goods and services	14%	14%	14%

TOTAL	100%	100%	100%

Other businesses

        We also derive revenue through the sale of our programming and sublicensing of programming content. In addition, we are continuing to develop our presence in digital media to derive revenue from our cross-platform programs and various internet properties. Our multimedia development strategy allows us to open new opportunities for scaling up the audience, promote our television brands and monetize existing properties across the media and entertainment spectrum. In 2010, we launched the social TV network "Videomore", an interactive internet video platform that provides free access to licensed video content from CTC Media's Russian channels, including non-aired and third-party content. In 2011, we launched our domashniy.ru portal, an online resource that gives access to unique video content and Domashny's extensive program library as well as exclusive articles and advice from recognized experts. In 2013, we started monetization of our portal ctc.ru digital media asset. In July 2014, we together with other partners launched Russian TV series in the U.S. on both Hulu (ad-supported, free platform) and Hulu Plus subscription services (subscription platform). In November 2014, we successfully launched the first second screen application simultaneously with airing of premier TV series of Youth League (Molodezhka) at CTC channel; in January 2015, we launched a mobile game based on these Molodezhka TV series. In December 2014, we acquired a 51% interest in CarambaTV, a producer of digital and transmedia content that includes the Carambatv.ru and 100500.tv web portals. In 2014, we launched certain license projects with manufacturing companies to license the brands of our channels and our TV projects for consumer goods. In addition, in 2014, we launched an online shop "Sweet me" together with one of the e-commerce leaders in Russia.

        In addition, we continue to expand internationally. CTC-International is available through cable, digital and satellite providers in various countries, including those in the Baltic region, United States, Canada, Germany and Israel. In addition, since 2012, we distribute the international version of CTC channel in certain CIS countries and on the HOT BIRD™ 8 satellite area that covers countries in both Western and Eastern Europe, as well as in a number of countries in North Africa, the Middle East and Central Asia. In 2013, we launched the international version of our Peretz channel in Belarus and from the beginning of 2014 started distribution of its signal in Kyrgyzstan. Though the current subscriber base is limited, the international versions of CTC and Peretz channels open new opportunities expansion.

Audience share and ratings

        Our Russian advertising revenues are largely driven by our audience share (the percentage of people who are watching CTC, Domashny or Peretz to all people watching television at a given time) and ratings (the percentage of the total population that is watching CTC, Domashny or Peretz at a given time). Our audience shares and ratings, in turn, depend in large part upon the appeal of our programming, and vary depending on the day of the week, time of the day, nature of our competitors' programming at any given time, shifting public tastes and interests, and the success of our promotional activities.

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

        The signals of all our three Russian channels are currently broadcast in each of the 165 cities in the TNS panel in which audience shares are currently measured. For more details, see "Item 1A. Risk Factors—Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings."

        With respect to technical penetration in 2014, TNS Russia reported that 96.1% of households located in cities of more than 100,000 residents had the technical ability to receive CTC's broadcast signal, 91.4% had the ability to receive Domashny's signal, and 87.6% had the ability to receive Peretz's signal.

        The table below presents average audience shares for 2010 through 2014 of the top five TV channels in terms of audience share, and shows the impact on all large channels of audience fragmentation among smaller, niche channels:

Average Audience Shares (All 4+) of the Top-5 Channels, 2010-2014

	2010	2011	2012	2013	2014
Channel One	17.9%	16.9%	13.9%	14.0%	14.8%
Rossiya 1	16.4%	15.5%	13.4%	12.9%	13.2%
NTV	15.5%	14.6%	14.3%	12.8%	11.4%
TNT	7.1%	7.6%	7.7%	7.2%	6.9%
CTC	8.5%	7.7%	6.9%	6.7%	5.9%

Average Audience Shares (All 10-45*) of the Top-5 Channels, 2010-2014

	2010	2011	2012	2013	2014
Channel One	16.0%	15.1%	11.8%	11.6%	12.1%
Rossiya 1	10.9%	10.4%	9.0%	8.6%	8.3%
NTV	12.5%	11.5%	10.7%	9.0%	7.8%
TNT	11.6%	12.8%	13.3%	13.1%	13.0%
CTC	13.4%	12.1%	11.0%	11.3%	10.2%

*
10-45 age group is most responsive to advertising and is being target audience for our CTC channel.

        The table below provides certain key statistics about the CTC, Domashny, Peretz channels and Channel 31:

  Audience shares:

	Average target audience share
	2012	2013	2014
CTC (All 10-45)	11.0%	11.3%	10.2%
Domashny (All 25-59 female)	3.6%	3.5%	3.3%
Peretz (All 25-49)	2.7%	2.4%	2.1%
Channel 31(All 6-54)	14.7%	13.2%	13.9%

Programming

        In order to maximize the audience numbers and desirable demographics that we deliver to advertisers, we seek to:

  •
  emphasize entertainment programming to support our channel brands and the affinity of our audiences;

  •
  focus programming on our channels' target demographics;

  •
  broadcast an optimal mix of Russian and foreign entertainment programming, as well as a mix of programming genres, and develop high- quality original programs with Russian producers;

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

        Demographic targets.    Although we seek to maximize our audience share on the CTC channel among the entire viewing population (considered to be those age 4 and older, or "4+"), CTC currently focuses on 10 to 45 year-old viewers. In Russia, as in more mature advertising markets, the 10-45 age group is most responsive to advertising. Viewers in the 45+ category, on the other hand, are generally deemed less likely to change their purchasing decisions based on advertising and, in Russia, to have less average disposable income. In 2014, CTC channel maintained the third place in Russia in its new target demographic of 10–45 year-old viewers.

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

        Domashny channel currently targets 25-59 year-old female viewers. We believe that this focus limits overlap between the target viewers of Domashny, CTC and Peretz. We also believe that no other broadcaster in Russia currently exclusively targets this demographic group, which we believe to be in particular demand in Russia by advertisers of products for women.

        We have positioned Peretz channel as reality, action and male skewed audience network focusing primarily on edgy action content. Peretz currently targets 25 to 49 year-old viewers.

        Acquisition of content rights.    The core of our programming strategy is an appropriate balance between local production and foreign content, with an emphasis on unique series and sitcoms developed by local productions. Historically, we have not maintained a significant program library of owned titles, however we always ensure that we license local production with a set of rights that satisfy the needs of our businesses and are the most effective in terms of our profit margin. We carefully plan our acquisitions to ensure our access to desirable TV products on the most favorable terms possible. A number of studios and distributors pre-sell licenses to Russian and foreign films well in advance of the theatrical release in Russia. Many studios and distributors require clients to license packages of films or series bundling less popular titles with titles that are expected to be particularly successful. We seek to limit the volume of less popular non-prime time content within the packages being acquired.

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

        International content.    We have developed important relationships with suppliers of content in the United States, Western and Central Europe and Latin America. We have license agreements with the majority of the major Hollywood studios, including Sony Pictures Television International, Walt Disney, Paramount, Universal and Warner Bros. We license a broad range of feature and animation films, series, mini-series and animated programs, as well as formats of critically-acclaimed international hits for adaptation. We also license international content from independent producers in the United States, as well as leading distributors from Europe and the U.K.

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

        CTC.    Our programming strategy for CTC focuses on entertainment and an optimal mix between Russian production and international content of interest to our target viewers. Our content strategy is family-targeted. We produce and acquire relatively expensive content for broadcast during prime-time slots with higher viewership and competition. We also seek to adjust our weekend schedules appropriately to reflect our viewers' schedules.

        Domashny.    Our programming strategy for Domashny also focuses on entertainment and an optimal mix between Russian and international programs, targeting female viewers. The main focus on Domashny is both Russian and international series and movies, as well as original Russian content developed for Domashny, like cooking and lifestyle shows.

        Peretz.    Peretz is a reality, action and male skewed audience channel focusing primarily on action, edgy and thrilling content. The key genre for Peretz channel is "reality" and shows in various formats, originally produced sketchcoms and licensed TV series and movies.

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

        Our marketing team also assists our affiliates with their local marketing efforts, preparing high-quality, standardized regional marketing materials, including print advertisements, radio spots and promotional materials, which it sends to our affiliates for distribution in their regions. Our agreements with our affiliates contain provisions with respect to the marketing of our channels' programming in the local area. In particular, when broadcasting CTC, Domashny and Peretz programming, our affiliates are required to display the CTC, Domashny or Peretz logo on screen. Affiliates must also ensure that the channels' programming schedules are published in the local press and are required to advertise our channels' programming in their local markets.

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

Transmission

        From our broadcasting center in Moscow our networks send their signals digitally to a transmission center, from which they are transmitted to satellite uplinks and then by satellite retransmitted throughout the territory of Russia. Our broadcasts are time-shifted for four different time zones so that programs are aired at the appropriate local times in each of Russia's far-flung population centers across nine time zones, with a maximum of a one-hour time shift from our standard daily programming schedule in some areas. In order to reach areas across Russia, the signals are uplinked separately to three separate satellite systems, Intelsat 15, Horizons 2 and Yamal 300K. In the event of the loss of service of any one of these satellite systems, we estimate that the remaining systems will continue to deliver our signal between 60% and 100% of our affiliates. We believe that the remaining useful life of the satellites we currently use is between 10 and 15 years. The main broadcasting center is served by online backup, which is able to take over transmissions from the main center in case of its failure. Starting from 2012, our signals were converted to MPEG-4 format. The switch to the new broadcasting format provided us with the technological capability to switch to digital broadcasting at any time.

Distribution

        Our TV channels are currently distributed by means of free-to-air terrestrial broadcasting in analog format. Our signals are broadcast by our owned-and-operated stations and unmanned repeater transmitters according to local analog broadcast licenses and universal licenses for analog frequencies in the respective regions, as well as by our independent affiliate stations and local cable operators (in the regions where we currently do not have licenses for analog frequencies). In exchange for the right to broadcast our signal, we allow our affiliates to broadcast local advertising during designated time windows, from which they derive revenues. Our current network structure differs from the "channel" model used by our biggest competitors, Channel One and Rossiya, in which these national broadcasters provide their own transmission infrastructure throughout the area they desire to reach and bear the full cost of such infrastructure.

        Pursuant to a governmental program, the rollout of digital broadcasting in Russia will be completed in 2019. This digital broadcasting system will provide channels included in the digital multiplexes with digital frequencies across the territory of Russia. CTC and Domashny channels are included in the second digital multiplex. See below "—Transition to Digital broadcasting".

        Television Station Groups.    We own and operate stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise our CTC, Domashny and Peretz Television Station Groups. Our CTC Television Station Group includes 65 owned-and-operated stations and unmanned repeaters, our Domashny Television Station Group includes 50 owned-and-operated stations and unmanned repeaters, and our Peretz Television Station Group includes 60 owned-and-operated stations and unmanned repeaters. Our owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the CTC, Domashny or Peretz channels, including national advertising. Repeater transmitters are installed on local transmission towers and receive our channels' signals by satellite for broadcast locally without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and- operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

        Our owned-and-operated stations and unmanned repeaters provide 63.5% technical penetration for the CTC channel (or 66.1% of its total penetration of 96.1%); 49.2% technical penetration for the Domashny channel (or 53.9% of its total penetration of 91.4%); and 54.3% technical penetration for the Peretz channel (or 62.0% of its total penetration of 87.6%).

        Independent affiliate stations.    We have arrangements with independent affiliate stations, including local cable operators, that provide for them to receive and broadcast our channels' programming and national advertising. Our independent affiliates provide 32.6% technical penetration for CTC channel (or 33.9% of its total penetration of 96.1%); 42.2% technical penetration for Domashny channel (or 46.1% of its total penetration of 91.4%); and 33.3% technical penetration for Peretz channel (or 38.0% of its total penetration of 87.6%). All independent affiliates of our three channels have signed written agreements with us that generally require them to broadcast our signal for two- to five-year terms, although both parties typically have the right to terminate the agreement by written notice prior to the end of the term.

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

Transition to digital broadcasting

        The Russian government has launched a federal program to introduce digital broadcasting throughout Russia. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government then determined channels (principally state-controlled channels) that would be included in the first digital multiplex. In addition, 10 channels, including our CTC and Domashny channels, were selected for inclusion in the second digital multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex. We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex.

        In 2013, we entered into10-year transmission agreements with the Russian Television and Radio Network ("RTRS") to provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia. Under these agreements RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50–coverage"). It is expected that this infrastructure will be put into operation in 2019. See also "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

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

        In addition to competing with other free-to-air broadcasters, we compete with pay-television services that offer multiple channels to subscribers for a regular subscription fee. As a percentage of the overall viewing market, the pay-television market in Russia is currently smaller than in the United States and Western European countries, but audience share for Russian pay-television is increasing.

        For sales of advertising, we compete primarily on the basis of both the actual and anticipated sizes of our audiences for specific time slots, as well as the demographic characteristics of our viewers. Competition for television audiences is based principally on the selection of programming, the acceptance of which is dependent on the viewing public, which is often difficult to predict.

  Television broadcasters

        CTC, Domashny, Peretz channels and Channel 31 compete for advertising revenues with other channels on a national level and regional level. In Russia, in terms of the channels' positioning and audience profiles, CTC competes primarily with Channel One, as well as with TNT and NTV, Domashny competes primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV.

        The table below provides certain key statistics about CTC, Domashny, Peretz and certain other Russian television channels:

			Average All 4+ audience share
	Technical penetration (%)(1)	Principal target audience (age)(2)
			2013	2014
Channel One	99.4	All 14–59	14.0%	14.8%
Rossiya 1	99.0	All 25+	12.9	13.2
NTV	98.5	All 18+	12.8	11.4
TNT	95.5	All 14–44	7.2	6.9
CTC	96.1	All 10–45	6.7	5.9
Channel 5	94.4	All 25–59	5.7	5.5
REN-TV	93.0	All 25–59	5.1	4.1
TVC	93.5	All 18+	2.9	3.1
TV-3	89.1	All 25–59	2.7	2.5
Domashny	91.4	W 25–59	2.5	2.4
Rossiya 2	92.8	M 25–59	2.3	2.2
Zvezda	88.1	All 29+	2.1	2.3
Peretz	87.6	All 25–49	2.0	1.6
Disney	80.0	All 10–45	1.8	1.6
CTC Love(3)	55.8	All 11–34	—	0.3
Pyatnitsa(4)	81.6	All 14–44	1.0	1.2
U(5)	87.0	W 14–39	0.9	0.9
Others free-to-air channels(6)			3.7	6.8
Others non-free-to-air and local channels(6)			17.2	16.8

(1)
Technical penetration among Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. See also—"Transition to digital broadcasting" above.

(2)
CTC Media estimates.

(3)
CTC Love has been included in the television audience measurement system since September 2014. Audience share was calculated for September-December 2014.

(4)
In June 2013, MTV was replaced by the channel Pyatnitsa, which is focused on entertainment programs among 14–44 year-old viewers.

(5)
Starting from 2014, Channel U targeted its new audience of 14–39 year-old female viewers following its rebranding in 2013. In 2013, Channel U targeted all 11–34 year-old viewers.

(6)
Starting from 2014, Karousel became a free-to-air channel; previously it was considered as non-free-to-air thematic channel. The audience share of Karousel was 1.6% and 0.2% in 2014 and 2013, respectively.

        The table below presents a comparison of CTC's average 10–45*audience shares for 2010 through 2014 with other major Russian channels:

Average Audience Shares (all 10–45*) of the Major Russian Channels, 2010-2014

	2010	2011	2012	2013	2014
Channel One	16.0%	15.1%	11.8%	11.6%	12.1%
Rossiya 1	10.9%	10.4%	9.0%	8.6%	8.3%
NTV	12.5%	11.5%	10.7%	9.0%	7.8%
TNT	11.6%	12.8%	13.3%	13.1%	13.0%
CTC	13.4%	12.1%	11.0%	11.3%	10.2%
Channel 5	1.3%	2.1%	3.9%	4.2%	4.0%
REN-TV	4.5%	4.5%	5.2%	4.9%	4.2%

*
10–45 age group is most responsive to advertising and is being target audience for our CTC channel.

  Principal competitors

        To date, our primary competitors have been the major networks and channels owned in whole or in part by the state (Channel One and Rossiya 1), as well as TNT and NTV, controlled by Gazprom Media. With large direct and indirect government subsidies and other preferential benefits, the state broadcasters have been able to air recent "blockbuster" movies, hit shows and series, bidding up the price on high-quality programming. They have also maintained their dominance through significant outlays on news and local production.

        Channel One.    Channel One, formerly the 100% state-owned national television station Ostankino, was reorganized in 1995 and since that time has been 49% privately owned. Channel One's schedule includes Vremya (Time), the highest-rated and longest-running news program in Russia; Russian-made series and shows; foreign-produced programming, including series and blockbuster movies; game shows; and major sporting events, such as Olympic games, major soccer and ice hockey games. Channel One is particularly well positioned in the Russian national television broadcasting market due to its historical position as the "First Channel" in Russia and its broadcast coverage, which is the greatest of all Russian television broadcasters.

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

  Additional competitors

        Over the past decade, a number of new, smaller networks or thematic channels targeting specific audiences have been established. As of the end of 2014, there were a total of approximately 20 free-to-air TV channels and networks with nation-wide coverage. We have identified the following as other key competitors of CTC, Domashny and Peretz:

Name	Year of Launch	Programming Format	Technical penetration	Average Audience Share in 2014
TVC	1997	Moscow political and social themes, news and analytical programs, talk shows, movies and Russian and foreign drama series	93.5%	3.1%
TV-3	1998	Mostly foreign programming (primarily science-fiction, fantasy and mystical series, documentaries and movies)	89.1	2.5
Disney	2012	Family entertainment by combining Disney programming with original Russian TV shows	80.0	1.6

        In addition to competing with free-to-air broadcasters, we compete with multiple niche non-free-to-air channels. During the past three years the audience shares for Russian niche free-to-air and non-free-to-air television have increased, which has had a negative impact on the audience shares of all larger free-to-air channels, including CTC channel. Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience shares for these channels, however, are increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in a fragmentation of the market and a corresponding decrease in the audience shares of large national networks and channels. See also Item 1A Risk factors—"If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

        As described above, the Russian government has launched a federal program to introduce digital broadcasting throughout Russia. The government has announced the following channels that will be included in the first digital multiplex: Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR). The government also determined the following channels that will be included in the second multiplex: REN-TV, Spas, TV-3, NTV Sport Plus, MIR, Zvezda, TNT, Muz TV, as well as two of our channels, CTC and Domashny. The transition to digital broadcasting is expected to impact competition among the channels in terms of audience share, due to the changes in relative technical penetration. See also "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in

Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

Intellectual Property

        We rely heavily upon the rights we obtain through license agreements with programming providers for a substantial portion of the content we broadcast. We have registered trademarks for the "CTC", "Domashny", "Peretz" and "CTC Media" name and logo in the Russian Federation. In 2014, we have registered the logo of "Peretz", our new CTC Network logo, our new trade mark "Tz" for our Peretz channel, our interactive internet video platform "Videomore" and the logo of our fourth channel "CTC Love". In 2014, we applied to the authorities for registration of restyled logos of our channel Domashny. We expect that these logos will be registered by the end 2015, or early in 2016.

        We have registered trademarks for the "CTC Media" name and logo in Australia, Singapore, Great Britain, Denmark, Norway, Ireland, Georgia, Cyprus, Hungary, Benelux, Armenia, Kazakhstan, the Democratic People's Republic of Korea, Austria, Germany, Greece, Spain, Italy, Kyrgyzstan, Lithuania, Latvia, Poland, Portugal, Serbia, Tajikistan, Turkmenistan, Finland, France, Czech Republic, Switzerland, Sweden and additional countries in accordance with the international trademark registration procedure under the Madrid Protocol. In 2014, we have also registered trademarks for the "CTC Media" name and logo in Canada.

Employees

        The following table sets forth the number of our employees as of December 31, 2014, and a breakdown by function.

Total
CEO Office	3
TV Channels	247
Regional Infrastructure	233
Finance, IR and Legal	169
Organizational Development, Administration, IT and Human Resources	141
Sales	143
Marketing	137
New Media	48
Strategy and Development	12

Total employees	1,133

Management changes

        In January 2014, Lika Blank was appointed as Head of Domashny channel. In November 2014, Elmira Makhmutova was appointed as Head of CTC channel. In December 2014, Ruben Oganesyan was appointed as Head of Peretz channel. Effective January 24, 2015, Stanislav Ploshenko was appointed as Chief Financial Officer.

Financial Information by Operating Segment

        For financial information by operating segment, see "Item 8. Financial Statements and Supplementary Data—Note 18, Segment Information".

Amendment to Mass Media Law

        In October 2014, an amendment to the Russian law "On Mass Media", was adopted, which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or controls, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own or control no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and CTC Media would be unable to exercise its voting rights in respect of our Russian operating subsidiaries. The adoption of the Mass Media Law creates significant uncertainty for CTC Media and its stockholders.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock. If we are unable to take steps to restructure our operations in such a way that achieves compliance with this law while retaining our current ownership structure, we may be required to an effect a sale of 80% or more of CTC Media or of our Russian businesses. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

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

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk, particularly in the current geopolitical and macroeconomic environment. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks relating to our business and industry

Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock.

        On October 14, 2014, President Putin signed into law an amendment to the Russian law "On Mass Media", which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock. As a consequence, neither our Delaware parent company nor the current beneficial ownership structure of our group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and our parent company would be unable to exercise its voting rights in our Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding our ownership, and may materially adversely affect the value of our common stock.

        Our Board of Directors, through its Advisory Committee, is continuing to work with our management and with external legal, financial and tax advisors to identify, evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of our stockholders. The Board continues to consider a variety of potential alternatives, including corporate restructuring, franchising and licensing structures, capital reorganization and divestments. These alternatives include, among others, a potential sale transaction of the group's Russian businesses or of the shares of our common stock.

        If the Board were to pursue a sale of the business, there can be no assurance that it would be successful in negotiating a transaction on acceptable terms or at all. In particular, any disposal may not result in proceeds at a level that reflects the underlying value of our business, particularly in light of ongoing volatility of the Russian economy and contraction of the advertising market, as well as the limitation of the pool of potential purchasers to Russian persons that are not subject to applicable international sanctions. As a result, the value of the common stock of our company could further decline, and you may lose all or a significant portion of your investment.

        In addition, our response to this new law will require significant Board and management time and attention, which will continue to distract from the normal operations of our business. A sale or restructuring of our Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy.

        In 2014 and early 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges (discussed below). Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        During December 2014 Russia experienced serious economic volatility, with Russia's Central Bank raising interest rates in response to the weakening ruble. In 2014, the Russian ruble depreciated against the US dollar by 42%. On December 11, 2014, the Central Bank of Russia raised its main lending rate to 10.5%, followed by a further increase on December 15, 2014 to 17%. The rate was reduced by 2% in February 2015 and remains at 15% as at March 1, 2015. In the beginning of 2014, the lending rate was 5.5%. Depreciation of the ruble, increasing inflation and volatility of interest rates are indicative of the general downturn in the Russian economy and may lead to a significant decrease in advertising revenues. If the exchange rate between the Russian ruble and the US dollar remains at its current level or if the Russian ruble depreciates further, our revenues and operating results for 2015, and perhaps future periods, as reported in US dollars, will be materially adversely affected. Further volatility of interest rates may also adversely affect our ability to borrow funds if and when necessary or desirable.

        On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk" status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB–. The outlook for long-term ratings is considered negative. On February 20, 2015 Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime-3 (P-3). The rating outlook is negative. Further falls in the oil price or deterioration of the situation may lead to further depreciation of the ruble and may lead to Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results.

        See also "—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected"; and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected.

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

        In 2014, the Russian ruble experienced a significant decline, depreciating against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013. This depreciation had a material negative impact on our results of operations for 2014, as reported in US Dollars. The prevailing exchange rate as of December 31, 2014 was RUR 56.3 to $1.00. During the period from January 1, 2015 to March 1, 2015, the value of the Russian ruble depreciated further against the US dollar by approximately 8% to RUR 61.27 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. As of December 31, 2014, we had US dollar denominated contractual commitments for the acquisition of approximately $47.3 million in programming rights in 2015, $12.2 million in 2016 and $0.2 million in 2017. In addition, on March 4, 2015, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is March 16, 2015 and the payment date is on or about March 31, 2015. As of December 31, 2014, our US dollar-denominated cash and cash deposits comprised approximately $109.7 million; in addition, as of December 31, 2014, we have outstanding foreign exchange forward contracts to purchase approximately $6.5 million at an average exchange rate of RUR 47.7 to $1 in 2015, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments. See also "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts.

        Significant uncertainty exists surrounding the current geopolitical situation over Ukraine. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. On March 3, 2015, the White House announced a one-year extension of the Executive Order dated March 6, 2014, which introduced the initial round of Ukraine-related sanctions. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis.

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

        As a result of the sanctions programs, we must engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. In particular, there have been press reports speculating that Video International, the advertising sales house on which we rely for the software used by our internal sales house and for material consulting services and analysis of the advertising market, may be controlled by parties subject to sanctions. According to our due diligence in respect of Video International, the Compliance Committee of our Board has concluded that the evidence does not suggest that Video International is majority owned or otherwise controlled by sanctioned parties. Nevertheless, negative perceptions resulting from our relationship with Video International may result in harm to our reputation or to our relationships with other counterparties. In addition, although we have taken all reasonable efforts to confirm that Video International and our other counterparties are not majority owned or controlled by sanctioned parties, there remains the possibility that we could be found not to be in compliance with applicable legal requirements in respect of sanctions, which could materially adversely harm our business.

        Our compliance with international sanctions could impede our ability to effectively manage our legal entities and operations globally. For example, in February 2015, the Russian Prosecutor General's office issued a statement announcing that local prosecutors, the State Labor Inspectorate and the Federal Anti-Monopoly Service had initiated investigations of Russian companies whose U.S. parent company had adopted group-wide compliance policies that required that all employees comply with applicable international sanctions. The statement claimed that such policies contradict the law of the Russian Federation, and therefore may give rise to violations of Russian law, including labor and anti-monopoly laws. If similar allegations were to be brought against our Russian subsidiaries, and the Russian authorities were successful in claiming that our international sanctions compliance policies violate Russian law, we could be impeded in ensuring the compliance of our group with applicable U.S., E.U. and other legal requirements and could potentially face liability in Russia. In addition, we may be required to seek guidance or licenses from OFAC regarding compliance or in order to proceed to do certain business, and we are subject to OFAC blocking and reporting obligations.

        Telcrest's position as a principal minority shareholder of our company and its right to designate three of the nine members of our Board of Directors present significant compliance challenges for us. We have in place policies and procedures designed to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes as a result of the requirements of these policies, including the recusal of Telcrest designated directors from decisions or deliberations on all transactions by our Board.

        Applicable sanctions may also adversely affect our relationships with international banks, advisors and commercial counterparties. We have to date encountered several international banks that have declined to transact business with us, including processing routine payments from us to third parties, as a result of internal compliance policies that are significantly more restrictive than what is required by applicable law. Although these actions have not to date materially adversely affected our operations, if international banks or other international counterparties decline to do business with us because of real or perceived compliance concerns, this could have a material adverse effect on our operations, results of operations and financial position.

        We are committed to complying with all applicable laws, including Ukraine-related sanctions. However, if we fail to comply with sanctions requirements, our company and/or our directors and senior management could face administrative, civil and criminal penalties.

        See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy."

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. The global credit crisis and the related turmoil in the global financial system in 2008 had a material negative impact on the Russian economy, with total spending on television advertising in Russia declining significantly, falling by 18% in 2009 when comparing to 2008. Although in the subsequent years the Russian economy demonstrated recovery and overall Russian television advertising spending grew at a compound annual growth rate of 12% in the period from 2009 to 2013, Russia has experienced significant economic instability in 2014 and early 2015, characterized by depreciation of its currency, a forecasted decline in gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. As result, in 2014, overall Russian television advertising market increased by only approximately 2% in ruble terms when compared to 2013.

        Additionally, recent decreases in international oil prices may continue to adversely affect Russian economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results for 2015 and in medium-term.

        As discussed above, significant uncertainty exists surrounding the current geopolitical situation over Ukraine. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments over Ukraine and Crimea. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with global macroeconomic weakness, may adversely affect our business. See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. In 2014, the target audience shares of our CTC, Domashny and Peretz channels were below the audience share for 2013, reflecting the increased competition from other channels, including the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming at CTC and Peretz channels.

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

We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized.

        The Russian government has announced a federal program to introduce digital broadcasting throughout Russia. Pursuant to a governmental program, the rollout of digital Broadcasting in Russia will be completed in 2019. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

        In December 2012, the Russian Federal Service for Supervision in the Sphere of Telecommunications, Information Technologies and Mass Communications (Roskomnadzor) announced the 10 channels selected following a tender for inclusion in a second multiplex including our CTC and Domashny channels. It is expected that the second multiplex will ultimately be available to approximately 98% of the Russian population. The success of the transition to digital broadcasting may be limited if Russian television viewers do not purchase new digital televisions or set-top boxes, particularly in light of the current challenging economic environment.

        In March 2013, we entered into 10-year transmission agreements with RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the currently planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). It is expected that this infrastructure will be put into operation in 2019. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

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

  •
  We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex, for which the requirements for inclusion have not yet been announced.

  •
  Further, viewers may switch to cable television. In the absence of 'must-carry' obligations for cable operators, this could lead to a decline in the overall number of households viewing free-to-air television and, as a result, our viewer ratings.

    In December 2014, a draft law containing amendments to the Mass media law was submitted to the State's Duma, providing obligation of cable operators to carry signal of channels included in multiplex (which would be applicable for our CTC and Domashny channels). If this law is not adopted, we may be unable to secure or maintain carriage of CTC and Domashny channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. With respect to our Peretz channel which is not included in multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2014, we incurred an aggregate of $24 million of such expenses for all of our channels. According to the amended agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") amounted to $3.0 million and will be approximately $4.4 million in 2015 for our CTC and Domashny channels in aggregate.

    In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). In aggregate we expect to advance approximately 1,034 million rubles or $18.4 million by the end of 2018 (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In 2014, we made advance payments towards the construction of the digital infrastructure in the 50– coverage regions of approximately 390 million rubles or $6.9 million for CTC and Domashny channels in aggregate (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). The increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

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

Several recently adopted Russian and Kazakh laws regarding advertising and programming content may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues.

        On July 4, 2014, the Russian Parliament adopted three laws amending the Advertising Law. One of the amendments eliminates the existing restriction that prohibits an advertising sales house having a greater than 35% share of the TV advertising market. The amendment came into force on July 22, 2014. In 2011, when this restriction came into force, we formed our own sales house—EvereST-S—and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. We continue to rely on Video International for material software and consulting services. On October 3, 2014, the four largest television groups in Russia, Gazprom Media, VGTRK, Channel One and National Media Group, together with the management of Video International, announced the formation of a new advertising sales house to operate under the Vi brand. Although subsequent press reports indicate that this plan will not proceed, we are unable to predict whether some combination of external sales houses may be effected in the future, or the potential impact of any such combination on the broader advertising market in Russia or impact our ability to obtain necessary support for our internal sales house. These developments may also adversely affect our ability to negotiate favorable terms with Vi when our current agreements expire at the end of 2015 or may otherwise adversely affect our position in the broader advertising market.

        A second amendment removes the prohibition on advertising by beer producers and their brands during the broadcasting of sporting events. The amendment came into force on July 22, 2014. Currently, our channels do not broadcast sporting events and we therefore do not expect that this amendment will affect our current operations, although our Peretz channel may decide to broadcast sporting events in the future.

        In February 2015, the President of Russia signed amendments to the Advertising Law that will permit pay-TV channels that broadcast more than 75% Russian content to sell advertising. We do not believe that such amendments will affect our operations.

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

        In Kazakhstan, a new amendment to the Kazakh Law "On advertising" came into force on July 13, 2014. This amendment prohibits advertising umbrella brands of alcohol producers. We do not expect this law to affect our business significantly. In addition, increased competition from cable channels due to government initiatives to air at least 50% of TV programing in the Kazakh language (during every six-hour slot) by free-to-air channels may affect our Kazakh operations.

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

        At the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to changes to the relative weighting of the cities in the panel, the size of which increased to 77 cities starting January 1, 2013. Furthermore, in 2013 TNS expanded the "establishment survey" from 121 cities to all cities with more than 100,000 residents (165 cities in total). According to our estimates, such change did not lead to any significant changes in the weighting system or have any impact on our estimated ratings.

        In addition, on June 30, 2014, the Industry Committee on TV Audience Measurement in Russia announced a tender for the right to provide the industry-standard measurement of TV audiences in Russia for the period from 2017 through 2026. We understand that in October 2014, four companies, including TNS, submitted applications in response to this tender, but the tender was not held in the fourth quarter of 2014 as was previously announced. There is no public information as to whether this tender will be held or when, but in the event that it is held it may result in a change in the provider of audience measurement services in Russia, or may in any event result in changes in the audience measurement system. We are unable to predict at this time the impact of any such changes on our audience share or ratings, but any such changes may adversely affect our audience shares.

        We are also unable to predict how the audience measurement system may change as and when digital broadcasting is rolled out throughout Russia.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as at December 31, 2014, was approximately $4.2 million.

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

        We generate substantially all our revenues from the sale of television advertising in Russia, which constituted approximately half of all advertising expenditures in Russia in 2014, having increased from 25% in 1999. In the broader advertising market, television competes with various other advertising media, such as print, radio, internet and outdoor advertising. In addition, the television broadcasting industry is affected by rapid innovations in technology. The implementation of new technologies and the introduction of broadcasting distribution systems other than free-to-air broadcasting, such as direct-to-home cable and satellite distribution systems, the internet, video-on-demand, user-generated content sites and the availability of television programming on portable digital devices, are changing consumer behavior by increasing the number of entertainment choices available to the audience. While television continues to constitute the single largest component of all advertising spending in Russia, there can be no assurance that television will maintain its current position among advertising media. Increases in competition arising from the development of new forms of advertising media could have an adverse effect on our ability to maintain and develop our advertising revenues and, as a result, on our results of operations.

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

        See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        In certain locations, we depend on cable operators or other third parties to carry our signal. If we were to be denied continued access to the cable systems or other third parties that carry our networks' signals, our technical penetration could be materially adversely affected which would, in turn, have a material adverse effect on our audience shares. Depending on the exact terms of the transition to digital broadcasting, our dependence on cable operators may increase.

        Current Russian legislation does not provide 'must carry' obligations for cable operators. On December 19, 2014 a draft law containing amendments to the Mass Media Law and the Law On Communications providing 'must carry' obligations for cable operators was submitted by the Russian government to the Russian State Duma; this proposal is currently under analysis and discussion by a Duma committee. The initial draft of the law provides for the obligation of cable operators to carry the signals of channels included in the digital multiplexes (which would be applicable for our CTC and Domashny channels), as well as two regional and one local channels. If this law is not adopted, we may be unable to secure or maintain carriage of our CTC and Domashny channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. With respect to our Peretz channel, which is not included in the second multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

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

        The Russian television broadcasting business is highly competitive. Approximately 20 free-to-air television channels account for approximately 98% of the television advertising market. The market also includes multiple non-free-to-air television channels. The free-to-air channels include five larger national channels, namely Channel One, Rossiya 1, NTV, TNT and CTC, and a number of smaller niche channels, including Domashny and Peretz. Our networks compete for audience share with other national television networks and channels and with local stations, as well as with niche broadcasters. We compete on the basis of both the actual and anticipated size of our audiences for specific time slots, as well as the demographic characteristics of our viewers.

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

        Channel One and Rossiya 1 were established as state television channels during the Soviet period and they remain under Russian state control. As a result, we understand that these channels receive state benefits not generally available to private companies, including free signal transmission (in the case of Channel One), direct state budget subsidies (in the case of Rossiya 1) and preferences in licensing. The provision of benefits and preferences to state controlled entities may impede our ability, as a private media company, to effectively operate and compete in the broadcasting market given the trend towards market consolidation by state controlled entities. For example, Gazprom, the state-controlled energy company, expanded its Russian media holding further in November 2013 by the acquisition of Profmedia which operates TV and radio stations as well as other media assets.

        Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them to attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, also has a broader coverage than our networks, and we believe also benefits from free signal transmission. In 2014, Channel One had an average audience share among 10-45 year-old viewers of 12.1%, while Rossiya 1's was 8.3% and NTV's was 7.8%. CTC's average target audience share in 2014 was 10.2%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV may enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from non-free- to-air and smaller niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in

2011, 15.5% in 2012, 17.2% in 2013 and 18.4% in 2014. If smaller niche and non- free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

        Also, the introduction of digital broadcasting may affect competition within the television marketplace, which may negatively impact the audience shares of our channels. See also "—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized".

We have substantial future programming commitments that we may not be able to vary in response to a decline in advertising revenues, and as a result could experience material reductions in operating margins.

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of December 31, 2014 we had contractual commitments for the acquisition of approximately $110.3 million in programming rights in 2015, $17.2 million in 2016 and $0.2 million in 2017, including US dollar denominated commitments of approximately $47.3 million in 2015, $12.2 million in 2016 and $0.2 million in 2017.

        Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. See also—"Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected".

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

        Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three- quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company's initial charter and reorganization of a joint stock company into a non- commercial partnership require 100% approval of shareholders. In the case of a limited liability company, increases in charter capital, amendments to a limited liability company's charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

        As a result, we are often required to obtain the consent of our co-owners when making significant corporate decisions. Although we are not aware of any specific transaction in which we failed to obtain the requisite approval of the co-owners of our stations, due to the formalistic nature of Russian law and the large number of corporate actions that are taken annually by our co- owned stations, we believe it is likely that, from time to time, not all necessary minority shareholder consents have been obtained. As a result, we cannot guarantee that co-owners of our stations will not bring claims against us for failure to obtain these necessary consents, which, if successful, could result in the transaction in question being voided. Moreover, even if not technically required by law or contract, we generally prefer to obtain the consent and support of our co-owners before undertaking significant corporate actions. If this consent cannot be obtained, we may decide to forego a transaction that is commercially favorable to us in an effort to preserve goodwill with our co-owners.

        We hold a 20% interest in Channel 31 in Kazakhstan and majority interests in two other companies that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis, giving us a 60% economic interest in the Channel 31 Group as a whole. Pursuant to the provisions of Kazakh company law, our co-owners of the Channel 31 group companies may block certain significant corporate actions, which may limit our flexibility in managing these operations.

Loss of key personnel could affect our growth and future success.

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent, finance and legal personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. In January 2015, our CFO Nikolay Surikov resigned and was replaced by Stanislav Ploschenko. Our Chief Content Officer and Head of CTC Channel Vyacheslav Murugov tendered his resignation in November 2014. Following resignation of Vyacheslav Murugov, Elmira Makhmutova was appointed Head of CTC Channel. In December 2014, Ruben Oganesyan was appointed as Head of Peretz channel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        See also "Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts" and

"—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

Risks relating to doing business and investing in Russia

        See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy."

Businesses in Russia can be subject to politically motivated actions, which could materially adversely affect our operations.

        The Russian government has taken various actions in past years against business people and companies operating in Russia that have been perceived as having been politically motivated, including actions for technical violations of law or violations of laws that have been applied retroactively, including violations of tax laws. These actions have on occasion resulted in significant fluctuations in the market prices of the securities of businesses operating in Russia, a weakening of investor confidence in Russia and doubts about the progress of market and political reforms in Russia. For example, the Russian state has recently won legal proceedings against AFK Sistema concerning the acquisition of its controlling stake in OAO Bashneft during 2005 to 2009. The state expropriated Sistema's interest in the regional oil producer on the grounds that it had been privatized without state consent. The risk of similar claims, which may be perceived as being politically motivated, against Russian companies and/or companies operating in the Russian market has created uncertainty and instability which may inhibit our ability to operate and exert downward pressure on our stock price.

        Media businesses can be particularly vulnerable to politically motivated actions. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations. See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts" and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

Selective or arbitrary government action may have an adverse effect on our business and the value of our common stock.

        Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business and on the value of our common stock. See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as "interested party transactions" require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and- operated stations that have other shareholders engage in numerous transactions with us that require interested party transaction approvals in accordance with Russian law. Due to the formalistic nature of much of Russian law, these transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

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

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. For example, the current circumstances involving Ukraine, including international economic sanctions, may have deleterious macroeconomic and other effects on the regions in which we operate, including, among other things, increased volatility in foreign currency values and a weaker overall business environment. Moreover the recently adopted amendment to the Russian law On Mass Media restricts foreign investments over 20% in Russian mass media and broadcasting companies that may negatively affect our company and the price of its shares. According to recent publications in Russian mass media Ukraine is going to prohibit distribution (screening) of Russian movies, produced after the 1st of January, 2014 and depicting (and commending) Russian armed forces, special services, and other law enforcement authorities. This may adversely affect our business because we will not be able to broadcast or sublicense such films and series in Ukraine.

        Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares. See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future, particularly in light of the current geopolitical and macroeconomic environment and the pending implementation of the amended Mass Media law. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. The macroeconomic environment in Russia has also resulted in a widespread deterioration in the price of Russian-exchange listed stocks and the stock of companies which predominantly operate in Russia and the CIS that are traded on other exchanges. Furthermore, the recently adopted amendment to the Russian law "On Mass Media", which restricts foreign ownership of mass media and broadcasting entities, has also had a significant negative impact on our company's stock price. Overall, our stock price was down by 65% from $13.9 per share at December 31, 2013 to $4.9 per share at December 31, 2014. See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock". These factors create a high level of uncertainty regarding the stock price which the company can achieve in the near and long-term future.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of December 31, 2014, approximately 36% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of December 31, 2014, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors, although the rights of Telcrest under this voting agreement are currently blocked pursuant to U.S. economic sanctions. See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

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

        In addition, we are party to a stockholders' agreement with our two largest stockholders, MTG and Telcrest, pursuant to which each of these stockholders has agreed, with limited exceptions, not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership to exceed 50% of the voting power of our outstanding shares without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Securities Exchange Act of 1934, unless it reaches this ownership level through the exercise of rights of first offer set forth in the stockholders' agreement; Although the rights of Telcrest under this stockholders' agreement are currently blocked pursuant to U.S. economic sanctions. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. The holders of approximately 64% of our outstanding common stock have the right under specified circumstances to require us to register their shares for resale to the public or participate in a registration of shares by us. See also "—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

        The introduction of restrictions on the foreign ownership of Russian mass media and broadcasting entities pursuant to the Russian law On Mass Media has significantly increased the risk of substantial sales in our stock by investors who may want to reduce risk exposure in relation to any further decrease in the value of our stock. See also "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

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

Period	High	Low
2014
First quarter	$13.67	$8.50
Second quarter	$11.05	$8.30
Third quarter	$11.45	$6.65
Fourth quarter	$6.50	$4.55
2013
First quarter	$12.28	$8.09
Second quarter	$13.03	$11.12
Third quarter	$12.59	$10.47
Fourth quarter	$13.90	$10.55

        As of December 31, 2014, there were three holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

        We did not purchase any shares of our common stock in 2012 and 2014. In 2013, we repurchased 2,500,000 shares of our common stock in the market for use under our 2013 Equity Incentive Plan (the "Plan") at an average price of $11.89 per share for a total of $29.7 million.

        The closing price for our common stock on December 31, 2014, which is the last business day of our most recently completed fiscal year, was $4.87.

        During 2014, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2014	$0.175	$27,249	March 19, 2014	March 28, 2014
April 29, 2014	$0.175	$27,258	June 16, 2014	June 26, 2014
July 25, 2014	$0.175	$27,259	September 5, 2014	September 25, 2014
October 27, 2014	$0.175	$27,258	December 1, 2014	December 23, 2014

Total		$109,024

        During 2013, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2013	$0.15	$23,724	March 20, 2013	March 26 and April 8, 2013
April 30, 2013	$0.16	$25,216	June 3, 2013	June 26, 2013
August 2, 2013	$0.16	$24,914	September 2, 2013	September 26, 2013
November 5, 2013	$0.16	$24,914	December 2, 2013	December 24, 2013

Total		$98,768

        Dividends payable to Telcrest of $27.7 million for 2014 were blocked pursuant to the US sanctions imposed on Bank Rossyia and LLC IC Abros. During the twelve months ended December 31, 2014, we declared and paid dividends to MTG Russia AB of $42 million.

        On March 4, 2015, we declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is March 16, 2015 and the payment date is on or about March 31, 2015. We will consider further quarterly dividends in light of market conditions, our cash requirements and the results of our efforts to ensure compliance with the Mass Media Law.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year ended December 31,
	2010	2011	2012	2013	2014
	(in thousands of US dollars, except share and per share data)
Statement of Income Data:
REVENUES:
Advertising	$562,102	$747,451	$775,806	$806,499	$699,053
Sublicensing and other revenues	39,183	18,909	29,140	25,604	12,320

Total operating revenues	601,285	766,360	804,946	832,103	711,373

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below, and exclusive of depreciation and amortization, and exclusive of stock-based compensation)	(37,547)	(43,684)	(45,357)	(46,658)	(45,640)
Selling, general and administrative (exclusive of depreciation and amortization and exclusive of stock-based compensation)	(69,849)	(165,176)	(181,266)	(174,224)	(159,271)
Stock-based compensation benefit (expense)	(34,005)	(18,318)	(4,779)	(1,834)	171
Programming expenses	(239,030)	(292,466)	(317,136)	(338,703)	(300,134)
Depreciation and amortization	(13,736)	(17,649)	(24,018)	(33,116)	(26,082)
Impairment loss	—	(106,382)	(82,503)	(29,869)	(29,356)

Total operating expenses	(394,167)	(643,675)	(655,059)	(624,404)	(560,312)

Operating income	207,118	122,685	149,887	207,699	151,061
Foreign currency gains	1,820	2,034	1,762	1,658	9,166
Interest income	6,018	7,222	9,522	11,615	10,458
Interest expense	(1,169)	(542)	(749)	(768)	(486)
Other non-operating income (loss), net	2,789	4,667	2,852	26	(1,325)
Equity in (loss) income of investee companies	490	853	1,415	1,266	(713)

Income before income tax	217,066	136,919	164,689	221,496	168,161

Income tax expense	(66,034)	(76,403)	(64,873)	(61,335)	(54,785)

Consolidated net income	$151,032	$60,516	$99,816	$160,161	$113,376

Less: Income attributable to noncontrolling interest	$(5,301)	$(7,398)	$(6,753)	$(7,821)	$(5,284)

Net income attributable to CTC Media, Inc. stockholders	$145,731	$53,118	$93,063	$152,340	$108,092

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.94	$0.34	$0.59	$0.97	$0.69

Diluted	$0.93	$0.34	$0.59	$0.97	$0.69

Weighted average common shares outstanding:
Basic	155,576,658	157,224,782	157,995,346	156,889,533	155,747,225

Diluted	156,092,038	158,011,659	158,062,250	156,932,452	156,008,428

Dividends declared per share	$0.51	$0.82	$0.52	$0.63	$0.70

	December 31,
	2010	2011	2012	2013	2014
	(in thousands of US dollars)
Balance Sheet Data:
Cash and cash equivalents	$59,565	$12,331	$55,181	$30,574	$37,836
Short-term investments	117,457	117,233	131,449	180,337	103,800
Intangible assets, net	218,001	197,472	119,339	90,306	45,983
Goodwill	244,824	165,566	177,950	135,276	53,627
Programming rights, net	170,659	199,081	255,292	293,999	185,239
Working capital(1)	218,859	197,071	298,313	311,910	173,377
Total assets	997,723	893,717	985,574	970,976	609,053
Short-term loans and bank overdraft	—	16,941	13,181	3,390	2,192
Total stockholders' equity	794,641	697,208	762,926	734,116	417,442

(1)
Working capital is calculated as total current assets minus total current liabilities.

Operating Data

	Year ended December 31,
	2010	2011	2012	2013	2014
CTC Channel Operating Data:
Average audience share	8.5%	7.7%	6.9%	6.7%	5.9%
Technical penetration	93.7%	94.7%	95.1%	95.3%	96.1%

	Year ended December 31,
	2010	2011	2012	2013	2014
Domashny Channel Operating Data:
Average audience share	2.3%	2.3%	2.6%	2.5%	2.4%
Technical penetration	81.6%	84.9%	88.5%	90.1%	91.4%

	Year ended December 31,
	2010	2011	2012	2013	2014
Peretz Channel Operating Data:
Average audience share	1.9%	1.7%	2.1%	2.0%	1.6%
Technical penetration	72.5%	80.1%	83.8%	85.5%	87.6%

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

Executive Summary

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2012	2013	2014	2012	2013	2014	2013 vs 2012		2014 vs 2013
		(in thousands)		% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Total operating revenues	$804,946	$832,103	$711,373	100%	100%	100%	3%	7%	(15)%	3%

Including:
Advertising revenues	775,806	806,499	699,053	96%	97%	98%	4%	7%	(13)%	4%

Total operating expenses	$(655,059)	$(624,404)	$(560,312)	81%	75%	79%	(5)%	(2)%	(10)%	11%

Including:
Direct operating expenses	(45,357)	(46,658)	(45,640)	6%	6%	6%	3%	5%	(2)%	17%
Selling, general and administrative expenses	(181,266)	(174,224)	(159,271)	23%	21%	22%	(4)%	(1)%	(9)%	11%
Programming expenses	(317,136)	(338,703)	(300,134)	39%	41%	42%	7%	10%	(11)%	7%
Stock based compensation benefit (expense)	(4,779)	(1,834)	171	1%	0%	0%	(62)%	(61)%	(109)%	(121)%
Depreciation and amortization	(24,018)	(33,116)	(26,082)	3%	4%	4%	38%	41%	(21)%	(7)%
Impairment loss	(82,503)	(29,869)	(29,356)	10%	4%	4%	(64)%	(62)%	(2)%	69%

Operating income	$149,887	$207,699	$151,061	19%	25%	21%	39%	44%	(27)%	(22)%

Foreign currency gains	1,762	1,658	9,166				(6)%	(3)%	nm	nm
Interest income, net	8,773	10,847	9,972				24%	26%	(8)%	8%
Other non-operating gains (loss)	4,267	1,292	(2,038)				(70)%	(67)%	nm	nm

Income before income tax	$164,689	$221,496	$168,161	20%	27%	24%	34%	38%	(24)%	(14)%

Income tax expense	(64,873)	(61,335)	(54,785)				(5)%	(3)%	(11)%	8%

Consolidated net income	$99,816	$160,161	$113,376	12%	19%	16%	60%	73%	(29)%	(22)%

Less: Income attributable to noncontrolling interest	$(6,753)	$(7,821)	$(5,284)				16%	23%	(32)%	(6)%

Net income attributable to CTC Media, Inc. stockholders	$93,063	$152,340	$108,092	12%	18%	15%	64%	77%	(29)%	(23)%

*
"nm" indicates that the value is not meaningful

        The functional currency of our Russian-domiciled segments is the Russian ruble, the functional currency of our Kazakhstan-domiciled segment is the Kazakh tenge, while our reporting currency is the US dollar. As a result, we translate our results of operations into US dollars using the current exchange rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are generally translated at monthly average rates of exchange.

        In 2014, our results of operations were significantly impacted by the depreciation in the value of the Russian ruble and, to a lesser extent, the value of the Kazakh tenge, as compared to the US dollar. In 2014, the average exchange rate was RUR 38.4 to $1.00. The prevailing exchange rate as of December 31, 2014 was RUR 56.3 to $1.00. In 2014, the Russian ruble depreciated against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013. During the period from January 1, 2015 to March 1, 2015, the Russian ruble further depreciated against the US dollar to RUR 61.3 to $1.00.

        In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.

        In addition, in February 2014, the National Bank of Kazakhstan devalued the Kazakh tenge by 19% against the US dollar. As a result, the Kazakh tenge depreciated by 16% in 2014 and was on average 15% lower than the average value of the Kazakh tenge compared to the US dollar during 2013.

        Should the Russian ruble or the Kazakh tenge further depreciate against the US dollar, our revenues and operating results for future periods, as reported in US dollars, may be adversely affected. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk.—Foreign currency exchange risk".

Revenues

        Total operating revenues decreased by 15% in US dollar terms and increased by 3% in ruble terms when comparing 2014 to 2013, primarily reflecting higher sales of CTC and Domashny' inventory on a federal level, and greater sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by lower year-on-year target audience share of CTC channel.

        Our advertising sales accounted for approximately 98% of total operating revenues in 2014, with advertising sales decreasing by 13% in US dollar terms and increasing by 4% in ruble terms when compared to 2013.

        In 2014 and early 2015, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. As result, in 2014, the overall Russian television advertising market increased by only approximately 2% in ruble terms when compared to 2013. We are cautious about the potential negative impact that continuing economic and political instability, potentially including continued or additional international economic sanctions, could have on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations for 2015 and in medium term. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        When comparing 2013 to 2012, total operating revenues increased by 3% in US dollar terms and 7% in ruble terms, primarily reflecting the impact of overall television advertising market growth of 9%, principally due to the overall growth in advertiser demand and greater sponsorship revenues, as well as due to the increased audience share of the CTC channel, partially offset by the effect on CTC's ratings of a decrease in overall television viewership among CTC's target audience.

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share			Average All 4+ audience share
	2012	2013	2014	2012	2013	2014
CTC (Russia)	11.0	11.3	10.2	6.9	6.7	5.9
Domashny (Russia)	3.6	3.5	3.3	2.6	2.5	2.4
Peretz (Russia)	2.7	2.4	2.1	2.1	2.0	1.6
Channel 31 (Kazakhstan)	14.7	13.2	13.9	13.8	12.1	12.6

        Our Russian channels' target audience shares were affected by overall audience fragmentation. All national free-to-air TV channels in Russia were negatively impacted by competition from smaller niche and non-free-to-air channel viewership in the "All 4+" category, which increased from 15.5% in 2012 to 17.2% in 2013 and to 18.4% in 2014.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in 2014 from 11.3% to 10.2%, reflecting the increased competition from other channels, including the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming.

        Domashny channel's target audience share among 25-59 year-old female viewers decreased year-on-year in 2014 from 3.5% to 3.3%, reflecting the effect of audience fragmentation and increased competition from the channels that broadcast political news on the Ukraine crisis. In October 2014, Domashny channel launched a restyle of its logo and updated its visual format with a new motto: "Forever for women" to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

        Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in 2014 from 2.4% to 2.1%, reflecting increased competition from the channels that broadcast political news on the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi in the first quarter of 2014 and the relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning strategy and programming grid to be a more attractive to its target audience and advertisers.

        Channel 31's target audience share among 6 to 54 year-old viewers increased year-on-year in 2014 from 13.2% to 13.9%, reflecting successful changes in the programming schedule of local-language programming and better performance of certain locally-produced programming and foreign series.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses in 2012, 2013 and 2014 were affected by noncash impairment losses of $82.5 million, $29.9 million and $29.4 million, respectively. See "—Impairment loss" below.

        When comparing 2014 to 2013, our total operating expenses decreased by 11% in US dollar terms and increased by 8% in ruble terms, excluding impairment losses, of which 4 and 3 percentage points ("pp") in ruble terms related to increases in programming and selling, general and administrative expenses, respectively (discussed below). When comparing 2013 to 2012, our total operating expenses increased by 4% in US dollar terms and 7% in ruble terms, excluding impairment losses, of which 5 and 2 percentage points ("pp") in ruble terms related to increases in programming and depreciation and amortization expenses.

        Direct operating expenses decreased by 2% in US dollar terms and increased by 17% in ruble terms when comparing 2014 to 2013, largely reflecting an increase of 10pp in ruble terms in digital transmission costs for CTC and Domashny channels in connection with the rollout plan for the second multiplex which began in March 2013 and annual raises in analog transmission costs, an increase of 4pp in ruble terms in salaries and benefits costs as the result of increased headcount, mainly at CTC channel and an increase of 4pp in ruble terms in integrated sponsorship and royalty costs which were in line with increased sales. When comparing 2013 to 2012, direct operating expenses increased by 3% in US dollar terms and 5% in ruble terms, largely reflecting the increased transmission costs related to annual raises, increased technical penetration of our channels, as well as increased digital transmission costs for CTC and Domashny channels pursuant to the rollout plan for the second multiplex, partially offset by lower satellite fees due to the switch to new satellite systems.

        Agreement with RTRS—In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") amounted to $3.0 million and will be approximately $4.4 million in 2015 for our CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). We expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,034 million rubles or $18.4 million by the end of 2018 (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In 2014, we made advance payments towards the construction of the digital infrastructure in the 50– coverage regions of approximately 390 million rubles or $6.9 million for CTC and Domashny channels in aggregate (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2014, we incurred approximately $24 million of such expenses for all of our channels in aggregate. See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses decreased by 9% year-on-year in US dollar terms and increased by 11% in ruble terms when comparing 2014 to 2013, primarily reflecting a 3pp increase in ruble terms in salaries and benefits costs as the result of annual salary raises, a 3pp increase in ruble terms in compensation to Video International due to increased revenues at CTC and Domashny channels and other increases due to general inflation. When comparing 2013 to 2012, selling, general and administrative expenses decreased by 4% in US dollar terms and 1% in ruble terms, primarily reflecting decreased compensation payable to Video International due to the scope of services provided in 2013, partially offset by higher salaries and benefits costs.

        Stock-based compensation expenses decreased by $2.0 million when comparing 2014 to 2013 as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, reflecting the decrease in our share price in 2014, as well as departures of several of our executives in 2014. We expect to recognize stock-based compensation expense related to our 2013 Equity Incentive Plan of approximately $4.8 million for 2015, $3.4 million for 2016 and $0.5 million for 2017.

        Programming expenses decreased by 11% year-on-year in US dollar terms and increased by 7% in ruble terms when comparing 2014 to 2013, reflecting the effect of airing of more expensive foreign content at CTC channel, increases in the cost and volume of high-rating Russian series at Peretz channel, as well as increases of programming expenses at Domashny, reflecting the net effect of certain write-downs of outdated content in 2014 as a result of the revision of the programming grid and efficiencies in the cost of Russian content. When comparing 2013 to 2012, programming expenses increased by 7% in US dollar terms and 10% in ruble terms, primarily reflecting a more expensive programming mix at CTC channel due to increased spending for foreign content, partially offset by airing a higher volume of less expensive locally produced hit content to support target audience share. In addition, programming cost growth reflected investments in the Domashny and Peretz programming grids to support the target audience share in response to increased competition from other channels.

        Depreciation and amortization expenses decreased by 21% in US dollar terms and 7% in ruble terms when comparing 2014 to 2013, and increased by 38% in US dollar terms and 41% in ruble terms when comparing 2013 to 2012. Starting from October 1, 2012, our depreciation and amortization expenses include the amortization of our analog broadcasting licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Russia and Kazakhstan. The decrease in depreciation and amortization expenses in 2014 as compared to 2013 primarily reflects the decrease in amortization expense of our analog broadcasting licenses as the result of a change in our estimate of their remaining economic lives in 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

        Impairment loss of $29.4 million in 2014 relates to Peretz goodwill, reflecting our decrease in cash flow projections in response to our more conservative forecast for advertising market for 2015 and thereafter, and increased uncertainty in the medium-term due to macroeconomic and political headwinds. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss". Impairment loss of $29.9 million in 2013 related to goodwill allocated to our in-house production unit, reflecting downward revisions of our long-term cash flow projections as a result of our in-house production restructuring. Impairment loss of $82.5 million in 2012 related to our analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting.

        Due to the reasons discussed above and excluding the effect of impairment loss, our operating income decreased by 24% in US dollar terms and 10% in ruble terms to $180.4 million for the full year (2013: $237.6 million; 2012: $232.4 million).

        Foreign currency gains of $9.2 million for the twelve months ended December 31, 2014 primarily represent gains from our foreign exchange forward contracts, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        Net interest income decreased by 8% in US dollar terms and increased by 8% in ruble terms when comparing 2014 to 2013, and increased by 24% in US dollar terms and 26% in ruble terms when comparing 2013 to 2012, primarily reflecting the interest earned on our cash balances and short-term investments due to an increase in average deposit balances in the periods under review.

        Income tax expense.    Our effective tax rate was 33%, 28% and 39% in 2014, 2013 and 2012, respectively, and was impacted by the effect of impairment losses of $29.4 million, $29.9 million and $82.5 million, respectively. See "—Impairment loss" below. In addition, starting from 2013, we changed our approach to the recognition of foreign tax benefits that we determined were available for offset against US taxes based on a comprehensive examination of certain positions taken in our historical US income tax filings. We applied this approach for the recognition of such tax benefits for 2013 and 2014, and will apply them prospectively. See "Item 8. Financial Statements and Supplementary Data—Note 13, Income taxes". Excluding these effects, our effective tax rate would have been 28%, 31% and 33% in 2014, 2013 and 2012, respectively.

Key Factors Affecting Our Results of Operations

        Amendment to Mass Media law—In October 2014, an amendment to the Russian law "On Mass Media" was adopted, which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own or control greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and CTC Media would be unable to exercise its voting rights in respect of our Russian operating subsidiaries. The adoption of the Mass Media Law creates significant uncertainty for CTC Media and its stockholders.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC Media business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock. If we are unable to take steps to restructure our operations in such a way that achieves compliance with this law while retaining our current ownership structure, we may be required to an effect a sale of 80% or more of our Russian businesses or, on an interim basis, of the common stock of our parent company. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

        Economic environment—Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. The global credit crisis and the related turmoil in the global financial system in 2008 had a material negative impact on the Russian economy, with total spending on television advertising in Russia declining significantly, falling by 18% in 2009 compared with 2008. Although in the period from 2009 to 2013 the Russian economy demonstrated recovery, in 2014 and early 2015,

Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        In 2014, the Russian ruble depreciated against the US dollar by 42% (see "—Exchange rate" below). In December 2014, in response to the weakening ruble, Russia's Central Bank increased its main lending rate from 10.5% to 17%. The rate was reduced by 2% in February 2015 and remains at 15% as of March 1, 2015. In the beginning of 2014, the lending rate was 5.5%. On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk" status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB-. The outlook for long-term ratings is considered negative. On February 20, 2015, Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime-3. The rating outlook is negative. Further falls in the oil price or deterioration of the geopolitical situation may lead to further depreciation of the ruble and may lead to Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current economic instability and any potential further deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

        Also, both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with overall macroeconomic weakness, may adversely affect our business. See "Item 1A. Risk Factors—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

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

        Exchange Rate—Our reported results of operations are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of our revenues, however, are generated in rubles. Through our Channel 31 operations, we also generate revenues in the Kazakh tenge. In 2014, as discussed above, the Russian ruble depreciated against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013. In addition, in February 2014, the National Bank of Kazakhstan devalued the Kazakh tenge by 19% against the US dollar and, as a result, the Kazakh tenge depreciated by 16% during 2014. During the period from January 1, 2015 to March 1, 2015, the value of the Russian ruble depreciated further against the US dollar by approximately 8% to RUR 61.27 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in US dollars. As of December 31, 2014, we had US dollar-denominated contractual commitments for the acquisition of approximately $47.3 million in programming rights in 2015, $12.2 million in 2016 and $0.2 million in 2017. In addition, on March 4, 2015, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is March 16, 2015 and the payment date is on or about March 31, 2015. As of December 31, 2014, our US dollar-denominated cash and cash deposits comprised approximately $109.7 million; in addition, as of December 31, 2014, we have outstanding foreign exchange forward contracts to purchase approximately $6.5 million at an average exchange rate of RUR 47.7 to $1 in 2015, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments. If the exchange rate between the ruble and the US dollar were to further depreciate, our revenues and operating results for 2015, and perhaps future periods, as reported in US dollars, will be materially adversely affected. The current situation in Ukraine, and related international economic sanctions, have the potential to further negatively impact the value of the Russian ruble.

        Television Advertising Sales—We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all national and regional advertising sales, with the exception of advertising sales to local clients of a number of our owned-and-operated regional stations. EvereST-S places advertising with advertisers and their agencies under direct sales arrangements.

        Our cooperation model with Video International provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services. In particular, Video International provides detailed analyses of the Russian television market, including audience share and advertising market dynamics. Under the terms of this agreement, we pay Video International both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of our Russian national and regional advertising sales with the exception of advertising sales to several local clients of regional stations. Our overall effective rate of compensation payable to Video International in 2014 and 2013 was approximately 11% of our Russian TV advertising revenues.

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

        We also have an agreement with Video International for the placement of advertising on Channel 31, expiring in 2015. Under the Channel 31 agreement, the commission rate payable by us is fixed at 12% of gross advertising sales in 2014 (2013: 12%).

        In July 2014, the Russian Parliament adopted an amendment to the Advertising Law that came into force on July 22, 2014. This amendment eliminated the prior restriction that prohibited an advertising sales house having a greater than 35% share of the TV advertising market. On October 3, 2014, the four largest television groups in Russia, Gazprom Media, VGTRK, Channel One and National Media Group, together with the management of Video International, announced the formation of a new advertising sales house to operate under the Vi brand. Although subsequent press reports indicate that this plan will not proceed, we are unable to predict whether some combination of external sales houses may be effected in the future, or the potential impact of any such combination on the broader advertising market in Russia or impact our ability to obtain necessary support for our internal sales house. See also "Item 1A. Risk Factors—Several recently adopted Russian and Kazakh laws regarding advertising and programming content may impact the programming and advertisements we are permitted to broadcast, which could result in a reduction in our audience share and advertising revenues".

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

        Generally, our ability to grow our revenues depends primarily on increases in the price of our advertising, demand for advertising and our ability to increase our advertising inventory by increasing our audience shares, as well as overall television viewership. Because of the current economic instability and international economic sanctions, our prices and sellout rates may decrease, which in turn would negatively impact our revenues. See "—Economic environment" above. Our ability to increase our advertising inventory at the national level depends upon our success in increasing our audience share, which in turn increases the number of gross ratings points (GRPs) we have available to sell. See also

"Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. Approximately 33%, 32% and 30% of our total advertising revenues in ruble terms, or approximately 33%, 31% and 25% of our total advertising revenues as reported in US dollar terms, were generated in the fourth quarter of 2012, 2013 and 2014, respectively.

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

        In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). Our digital transmission expense for 2014 related to broadcasting in the 50+ coverage cities amounted to $3.0 million and will be approximately $4.4 million in 2015 for our CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of our agreements, in addition to the transmission services in the 50+ coverage cities described above, we expect to advance payments towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels. In aggregate we expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,034 million rubles or $18.4 million by the end of 2018 (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In 2014, we made advance payments towards the construction of the digital infrastructure in the 50– coverage regions of approximately 390 million rubles or $6.9 million for CTC and Domashny channels in aggregate (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014).

        In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2014, we incurred approximately $24 million of such expenses for all of our channels in aggregate. Increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for the increased costs associated with transmission and broadcast equipment upgrades.

        We cannot guarantee that our Peretz channel will be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

        It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase our overall technical penetration, the necessary investments for digital migration may not be fully monetized. See also "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        The 2013 Equity Incentive Plan—In March 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market at an average price of $11.89 per share for a total of $29.7 million for use under our 2013 Equity Incentive Plan. In April 2014, we issued 51,447 shares of common stock from treasury upon the exercise of RSUs under the 2013 sub-tranche of the 2013 Equity Incentive Plan.

        In 2014, our Board of Directors approved the grant of additional equity awards over approximately 0.9 million shares of common stock in the form of restricted share units to our employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

        New businesses—In April 2014, we launched our fourth Russian television channel CTC Love, targeting the 11-34 year-old audience with a focus on love and relationships, through cable and satellite with penetration of approximately 55.8% by the end of the year in cities with populations of more than 100,000. In September 2014, TNS Russia started measuring the audience of CTC Love, and its cumulative target audience share reached 0.7% in 2014.

        In December 2014, we acquired 51% in CarambaTV, a producer of digital and transmedia content that include the Carambatv.ru and 100500.tv web portals for total cash consideration of $2.6 million.

Critical Accounting Policies, Estimates and Assumptions

        Our accounting policies affecting our financial condition and results of operations are more fully described in our consolidated financial statements for the year ended December 31, 2014. The preparation of our consolidated financial statements requires us to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following discussion addresses our most critical accounting policies, which require management's most difficult, subjective and complex judgments.

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

        Our own sales house serves as the exclusive advertising sales agent for all of our channels in Russia, and the advertising is placed with advertisers and their agencies under direct sales arrangements with them. Our sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to local clients of a number of our owned-and-operated regional stations, which continue to be made through Video International. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. See "—Television Advertising Sales" above.

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

        Sublicensing revenues primarily represent revenues we earn from sublicensing our rights to programming and from licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin to use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014 we began to use the installment method for certain sublicensing arrangements.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish an allowance for doubtful accounts receivable based on specific identification and our estimates of recoverability. In cases where we are aware of circumstances which may impair a receivable, we record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we believe will be collected. As of December 31, 2012, 2013 and 2014, an allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 4%, 1% and 5%, respectively.

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

        The current geopolitical situation in Ukraine has created economic instability in Russia that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges.

        As of December 31, 2014, we recorded non-cash impairment losses totaling $29.4 million related to Peretz goodwill. The decline in fair value of these assets was due to revised estimates of future cash flows during the fourth quarter of 2014, primarily reflecting the revised expectations of the total TV advertising market, following reduced advertising demand and increased uncertainty in the medium-term, including uncertainties regarding the ultimate outcome of the Ukraine crisis and its impact on the Russian economy. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

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

        Intangible assets primarily represent our broadcasting licenses and cable network connections. We amortized the remaining balances of our broadcasting licenses and cable network connections on a straight-line basis over their estimated remaining useful life, ranging between 2018 and 2022. The estimated useful lives of our broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

        Tax provisions—We record temporary differences related to investments in our Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that we do not plan to permanently reinvest in operations outside the U.S.

        Income taxes provided for financial reporting are determined on a basis consistent with the tax filing positions we take in our tax returns in each jurisdiction in which we are taxable. We are a US legal entity with substantially all of our operations outside the US, primarily in Russia. As a result, our tax filing positions in the US are substantially impacted by our interpretations of tax law and how they are applied in determining US taxes payable. The judgments and estimates we use may at times significantly impact our determination of taxes payable in the US.

        In 2013, we completed an assessment, with the assistance of a US tax advisor, of the application of certain US tax law provisions and changed our interpretation of certain positions taken in our historical US income tax filings. As a result, we changed our assessment of the determination of earnings and profits (E&P) from our foreign businesses used to determine the availability of foreign tax credits (FTCs) to offset US taxes otherwise payable and deferred tax liabilities. As a result of this review, we determined to amend our prior years' US tax returns and to take additional credits and deductions in our 2012 tax return filed in September 2013 and amended 2011-2010 tax returns filed in November 2013.

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

        Our Board of Directors and stockholders may pursue a restructuring of our group or its ownership in order to comply with the restrictions on non-Russian ownership and control of mass media entities under the amended Russian Mass Media Law, which may result in the group being required to pay significant taxes, including in the US. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

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

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers. CTC's technical penetration is 96.1%. CTC channel manages 65 owned-and-operated stations and repeater transmitters that provide 63.5% technical penetration (or 66.1% of the channel's total penetration of 96.1%) and has arrangements with independent affiliate stations that provide 32.6% technical penetration (or 33.9% of the channel's total penetration of 96.1%).

  •
  Domashny channel.  Domashny channel principally focuses on 25-59 year-old female viewers. Domashny's technical penetration is 91.4%. Domashny channel manages 50 owned-and-operated stations and repeater transmitters that provide 49.2% technical penetration for the Domashny channel (or 53.9% of its total penetration of 91.4%) and has arrangements with independent affiliate stations that provide 42.2% technical penetration (or 46.1% of its total penetration of 91.4%).

  •
  Peretz channel.  Peretz channel principally focuses on 25-49 year-old viewers. Peretz's technical penetration is 87.6%. Peretz channel manages 60 owned-and-operated stations and repeater transmitters that provide 54.3% technical penetration (or 62.0% of its total penetration of 87.6%) and has arrangements with independent affiliate stations that provide 33.3% technical penetration (or 38.0% of its total penetration of 87.6%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster targeted principally at 6-54 year-old viewers. Channel 31's technical penetration is 87.6% in Kazakhstan. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 12 independent affiliates and 73 local cable operators.

  •
  All Other.  All Other includes operating results of our less significant operating segments including CTC-International, digital media businesses, CTC Love and corporate headquarters. In 2013, operating results included impairment loss of $29.9 million related to goodwill allocated to our in-house production unit.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2012, 2013 and 2014

        The following table presents our revenues and operating income for the years ended December 31, 2012, 2013 and 2014 by segments:

	Year ended December 31,			Change period-to-period
	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% RUR	% USD	% RUR
Total operating revenues
CTC Channel	$577,034	$586,434	$499,131	2%	5%	(15)%	2%
Domashny Channel	113,290	124,838	110,674	10%	13%	(11)%	7%
Peretz Channel	81,184	84,264	66,254	4%	6%	(21)%	(6)%
Channel 31*	22,595	25,821	22,597	14%	18%	(12)%	4%
All Other	10,843	10,746	12,717	(1)%	3%	18%	48%

Total	$804,946	$832,103	$711,373	3%	7%	(15)%	3%

	Year ended December 31,			Change period-to-period
	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% RUR	% USD	% RUR
Operating income/(loss)
CTC Channel	$199,035	$215,976	$165,764	9%	13%	(23)%	(7)%
Domashny Channel	5,277	25,633	21,802	386%	399%	(15)%	(9)%
Peretz Channel	(35,933)	6,358	(26,674)	(118)%	(118)%	(520)%	(879)%
Channel 31*	2,647	5,072	4,181	92%	98%	(18)%	(1)%
All Other	(21,139)	(45,340)	(14,012)	114%	124%	(69)%	(61)%

Total	$149,887	$207,699	$151,061	39%	44%	(27)%	(22)%

*
for Channel 31 period-to-period changes are shown in US dollar and Kazakh tenge terms, %

CTC Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2012	2013	2014	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$577,034	$586,434	$499,131	100%	100%	100%	2%	5%	(15)%	2%

Including:
Advertising revenues	556,039	568,715	493,373	96%	97%	99%	2%	5%	(13)%	4%

Operating expenses	$(377,999)	$(370,458)	$(333,367)	66%	63%	67%	(2)%	1%	(10)%	8%

Including:
Direct operating expenses	(16,946)	(17,141)	(18,807)	3%	3%	4%	1%	4%	10%	32%
Selling, general and administrative expenses	(113,277)	(110,050)	(100,168)	20%	19%	20%	(3)%	0%	(9)%	10%
Programming expenses	(220,229)	(234,234)	(207,408)	38%	40%	42%	6%	9%	(11)%	6%
Depreciation and amortization	(8,024)	(9,033)	(6,984)	1%	2%	1%	13%	15%	(23)%	(10)%
Impairment loss	(19,523)	—	—	3%	—	—	(100)%	(100)%	—	—

Operating income	$199,035	$215,976	$165,764	34%	37%	33%	9%	13%	(23)%	(7)%

Revenues

        Advertising revenues of CTC channel increased by 4% in ruble terms, when comparing 2014 to 2013, principally due to increased sales of the channel's inventory on a federal level and increased sponsorship revenues, reflecting our ability to command higher advertising prices for our target audience, partially offset by a 10% decrease in target audience share, reflecting the increased competition from other channels, including channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming in 2014.

        All larger national free-to-air TV channels in Russia were negatively impacted by competition from smaller niche and non-free-to-air channel viewership among 10 to 45 year-olds, which increased from 16.2% in 2012 to 18.6% in 2013 and 20.0% in 2014. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

        When comparing 2013 to 2012, advertising revenues of CTC channel increased by 5% in ruble terms, mainly due to an overall increase in advertiser demand, largely reflecting the increase in the overall Russian television advertising market of approximately 9% in ruble terms and increased audience share of 3%, partially offset by the effect on our ratings of a decrease in overall television viewership among 10-45 year-old viewers. CTC channel's audience share increased by 3% year-on-year in 2013, which was primarily due to performance of the channel's high-rating content, new premiers and the success of the programming schedule in daytime slots, partially offset by the effect of audience fragmentation.

Expenses

        Total operating expenses of CTC channel increased by 8% in ruble terms when comparing 2014 to 2013, of which increases of 4pp and 3pp, respectively, related to increases in programming and selling, general and administrative expenses (discussed below). When comparing 2013 to 2012, total operating expenses of CTC channel increased by 1% in ruble terms, and were impacted by a non-cash impairment loss of $19.5 million recorded in 2012. See "—Impairment loss" below. Net of the effect of impairment losses, CTC channel's total operating expenses increased by 6% in ruble terms, primarily related to an increase in programming expenses.

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues were approximately flat at 3-4% in 2012, 2013 and 2014. In ruble terms, direct operating expenses increased by 32% when comparing 2014 to 2013, reflecting a 14pp increase related to increased headcount and annual salary raises, an 11pp increase in integrated sponsorship and royalty costs, which were in line with increased sales, and a 10pp increase in transmission expenses due to increased digital transmission costs for CTC channel in connection with the roll-out plan of the second multiplex (see "—Transition to Digital Broadcasting" above) and annual raises in analog transmission costs. Direct operating expenses increased by 4% in ruble terms when comparing 2013 to 2012, reflecting the joint effect of a 6pp increase in transmission and maintenance costs for our digital broadcasting infrastructure and digital transmission costs for CTC channel, and increases in technical penetration, partially offset by lower satellite fees due to the switch to new satellite systems, and a 3pp decrease in integrated sponsorship costs, mainly due to a decreased volume of integrated sponsorship.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues were approximately flat at 20% in 2012, 2013 and 2014. In ruble terms, selling, general and administrative expenses increased by 10% when comparing 2014 to 2013, primarily reflecting an increase of 3pp in compensation to Video International due to increase in the channel's revenue dynamic, increase of 2pp in salaries and benefits costs due to annual raises and increased headcount and increase of 2pp in advertising and promotion expenses as the result of higher volumes of advertising campaigns. When comparing 2013 to 2012, selling general and administrative expenses remained flat in ruble terms, reflecting the joint effect of a decrease of 4pp related to compensation expenses payable to Video International due to the exclusion of certain services from compensation fees in 2013 and an increase of 3pp in salaries and benefits costs due to annual raises and transfers of some employees from other segments to the CTC channel in the middle of 2012.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues were 38%, 40% and 42% in 2012, 2013 and 2014, respectively. This increase in programming expenses was mainly due to a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues. Programming expenses increased by 6% in ruble terms when comparing 2014 to 2013, primarily due to airing of more expensive foreign content. When comparing 2013 to 2012, programming expenses increased by 9% in ruble terms, primarily due to increased airing of more expensive foreign content, partially offset by airing a higher volume of less expensive locally produced hit content to support target audience share.

        Depreciation and amortization expenses of the CTC channel as a percentage of this segment's total operating revenues were approximately flat at 1% in 2012, 2013 and 2014. When comparing 2014 to 2013, depreciation and amortization expenses decreased by 10% in ruble terms, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives until the end of 2018 in the second quarter of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis. When comparing 2013 to 2012, depreciation and amortization expenses increased by 15%, primarily due to the amortization of our analog broadcasting licenses for a full year in 2013. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Domashny Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2012	2013	2014	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$113,290	$124,838	$110,674	100%	100%	100%	10%	13%	(11)%	7%

Including:
Advertising revenues	111,956	123,573	109,729	99%	99%	99%	10%	13%	(11)%	7%

Operating expenses	$(108,013)	$(99,205)	$(88,872)	95%	79%	80%	(8)%	(6)%	(10)%	10%

Including:
Direct operating expenses	(10,184)	(11,212)	(10,915)	9%	9%	10%	10%	13%	(3)%	16%
Selling, general and administrative expenses	(25,102)	(24,448)	(21,941)	22%	20%	20%	(3)%	0%	(10)%	10%
Programming expenses	(52,490)	(55,753)	(50,451)	46%	45%	46%	6%	9%	(10)%	13%
Depreciation and amortization	(4,013)	(7,792)	(5,565)	4%	6%	5%	94%	99%	(29)%	(16)%
Impairment loss	(16,224)	—	—	14%	—	—	(100)%	(100)%	—	—

Operating income	$5,277	$25,633	$21,802	5%	21%	20%	386%	399%	(15)%	(9)%

Revenues

        Advertising revenues of Domashny channel increased by 7% in ruble terms when comparing 2014 to 2013, due to increased sales of the channel's inventory on a federal level, and increased sponsorship revenues, partially offset by a 6% decrease in target audience share, reflecting the effect of audience fragmentation and increased competition from the channels that broadcast political news on the Ukraine crisis. In October 2014, Domashny channel launched a restyle of its logo and updated its visual format with a new motto: "Forever for women" to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile. When comparing 2013 to 2012, advertising revenues of Domashny channel increased by 13% in ruble terms, principally due to an overall increase in advertiser demand, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues, partially offset by decreased audiences share of 3% as the result of changes in channel's programming grid to focus on younger audiences, increased competition from other channels and audience fragmentation.

Expenses

        Total operating expenses of Domashny channel increased by 10% in ruble terms when comparing 2014 to 2013, primarily as the result of 7pp increase in programming expenses (discussed below). When comparing 2013 to 2012, total operating expenses of Domashny channel decreased by 6% in ruble terms, and were impacted by a non-cash impairment loss of $16.2 million recorded in 2012. See "—Impairment loss" below. Net of the effect of impairment loss, Domashny channel's total operating expenses increased by 11% in ruble terms, of which increases of 5pp and 4pp related to increased programming and depreciation and amortization expenses, respectively.

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 9-10% in 2012, 2013 and 2014. In ruble terms, direct operating expenses of Domashny channel increased by 16% when comparing 2014 to 2013, primarily reflecting a 14pp increase in transmission expenses due to increased digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex (see "—Transition to Digital Broadcasting" above), increases in technical penetration and annual raises in analog transmission costs. Direct operating expenses of Domashny channel increased by 13% in ruble terms when comparing 2013 to 2012, of which 8pp related to an increase in digital transmission costs for Domashny channel and increases in technical penetration, partially offset by lower satellite fees due to the switch to new satellite systems, and an increase of 2pp related to salaries and benefits costs due to annual raises and increased headcounts.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues were 22%, 20% and 20% in 2012, 2013 and 2014, respectively. Selling, general and administrative expenses increased by 10% in ruble terms when comparing 2014 to 2013, primarily reflecting an increase of 5pp in advertising and promotion expenses as the result of more expensive advertising campaigns following the launch of the channel's restyling in October 2014 and increase of 4pp in compensation to Video International due to increase in the channel's revenue dynamic. When comparing 2013 to 2012, selling, general and administrative expenses remained flat in ruble terms.

        Programming expenses of Domashny channel as a percentage of this segment's total operating revenues were approximately flat at 45-46% in 2012, 2013 and 2014. In ruble terms, programming expenses increased by 13% when comparing 2014 to 2013, primarily reflecting the net effect of certain write-downs of outdated content in 2014 as a result of the revision of programming grid and efficiencies in the cost of Russian content. When comparing 2013 to 2012, programming expenses increased by 9% in ruble terms, due to airing of more expensive Russian content and increased volume of foreign series to support Domashny's target audience share.

        Depreciation and amortization expenses of Domashny channel as a percentage of this segment's total operating revenues were 4%, 6% and 5% in 2012, 2013 and 2014, respectively. When comparing 2014 to 2013, depreciation and amortization expenses decreased by 16% in ruble terms, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives until the end of 2018 in the second quarter of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis. When comparing 2013 to 2012, depreciation and amortization expenses increased by 99%, primarily due to the amortization of our analog broadcasting licenses for a full year in 2013. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

Peretz Channel

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2012	2013	2014	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$81,184	$84,264	$66,254	100%	100%	100%	4%	6%	(21)%	(6)%

Including:
Advertising revenues	80,656	83,241	66,002	99%	99%	100%	3%	6%	(21)%	(5)%

Operating expenses	$(117,117)	$(77,906)	$(92,928)	144%	92%	140%	(33)%	(32)%	19%	65%

Including:
Direct operating expenses	(10,466)	(10,832)	(9,398)	13%	13%	14%	3%	6%	(13)%	3%
Selling, general and administrative expenses	(23,348)	(20,473)	(14,872)	29%	24%	22%	(12)%	(10)%	(27)%	(13)%
Programming expenses	(30,242)	(34,828)	(30,553)	37%	41%	46%	15%	18%	(12)%	7%
Depreciation and amortization	(9,266)	(11,773)	(8,749)	11%	14%	13%	27%	30%	(26)%	(13)%
Impairment loss	(43,795)	—	(29,356)	54%	—	44%	(100)%	(100)%	100%	100%

Operating income (loss)	$(35,933)	$6,358	$(26,674)	44%	8%	(40)%	(118)%	(118)%	(520)%	(879)%

Revenues

        Advertising revenues of Peretz channel decreased by 5% in ruble terms when comparing 2014 to 2013, primarily due to a 13% decrease in target audience share, partially offset by our ability to command higher advertising prices for our target audience. The decrease in Peretz audience share was primarily due to increased competition from the channels that broadcast political news on the situation in Ukraine, as well as competition from the channels licensed to broadcast the 2014 Olympics Games in Sochi in the first quarter of 2014, audience fragmentation and relative underperformance of certain programming. Peretz channel is continuing to refresh its positioning strategy and programming grid to be a more attractive to its target audience and advertisers.

        When comparing 2013 to 2012, advertising revenues of Peretz channel increased by 6% in ruble terms, reflecting the increase in the overall Russian television advertising market of approximately 9% in ruble terms, which was reflected in increased sales of the channel's inventory on a federal level, and increased sponsorship revenues, partially offset by a decrease in target audience share of 11% due to underperformance of certain programming, increased competition from other channels and audience fragmentation.

  Expenses

        Total operating expenses of Peretz channel increased by 65% and decreased by 32% in ruble terms when comparing 2014 to 2013 and 2013 to 2012, respectively, and were impacted by non-cash impairment losses of $29.4 million and $43.8 million recorded in 2014 and 2012, respectively. See "—Impairment loss" below. Net of the effect of impairment loss, total operating expenses of the Peretz channel decreased by 2% in ruble terms when comparing 2014 to 2013. When comparing 2013 to 2012, total operating expenses increased by 9% in ruble terms, net of the effect of impairment loss, reflecting a joint effect of 8pp and 4pp increases in programming and depreciation and amortization expenses (discussed below) and a 3pp decrease in selling, general and administrative expenses.

        Direct operating expenses of Peretz channel as a percentage of this channel's total operating revenues were approximately flat at 13-14% in 2012, 2013 and 2014. Direct operating expenses of Peretz channel increased by 3% in ruble terms when comparing 2014 to 2013, primarily reflecting a 4pp increase in transmission and maintenance expenses due to annual raises. When comparing 2013 to 2012, direct operating expenses increased by 6% in ruble terms due to increase in transmission and maintenance costs, reflecting increases in technical penetration, annual raises and increased maintenance costs related to our digital broadcasting infrastructure.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 24% to 22% when comparing 2014 to 2013, primarily due to decreased advertising and promotion expenses, and decreased from 29% to 24% when comparing 2013 to 2012, primarily due to one-off legal costs and, to a lesser extent, due to increased channel revenues. In ruble terms, selling, general and administrative expenses decreased by 13% when comparing 2014 to 2013, reflecting a 10pp decrease in advertising and promotion expenses due to savings in advertising campaigns. When comparing 2013 to 2012, selling, general and administrative expenses decreased by 10% in ruble terms, reflecting a 9pp decrease in legal expenses.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues were 37%, 41% and 46% in 2012, 2013 and 2014, respectively. These increases reflected a more expensive programming mix (discussed below), which was not fully offset by the increase in advertising revenues. Programming expenses increased by 7% in ruble terms when comparing 2014 to 2013, primarily due to increases in the cost and volume of high-rating Russian series in response to increased competition from other channels. When comparing 2013 to 2012, programming expenses increased by 18% in ruble terms, primarily due to increases in cost and volume of locally produced sketchcoms to support the Peretz channel's focus on comedy programming.

        Depreciation and amortization expenses of Peretz channel as a percentage of this segment's total operating revenues were 11%, 14% and 13% in 2012, 2013 and 2014, respectively. When comparing 2014 to 2013, depreciation and amortization expenses decreased by 13% in ruble terms, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis. When comparing 2013 to 2012, depreciation and amortization expenses increased by 30%, primarily due to the amortization of our analog broadcasting licenses for a full year in 2013. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting.

        Impairment loss of $29.4 million in 2014 reflects our decrease in cash flow projections in response to the more conservative forecast for advertising market for 2015 and thereafter, and increased uncertainty in medium-term due to macroeconomic and political headwinds. See "—Impairment loss" below.

Channel 31

							Change period-to-period
				% of total operating revenues
	Year ended December 31,
							2013 vs 2012		2014 vs 2013
	2012	2013	2014	2012	2013	2014
	(in thousands)			% USD	% USD	% USD	% USD	% KZT	% USD	% KZT
Operating revenues	$22,595	$25,821	$22,597	100%	100%	100%	14%	17%	(12)%	4%

Including:
Advertising revenues	22,067	24,262	21,252	98%	94%	94%	10%	13%	(12)%	4%

Operating expenses	$(19,948)	$(20,749)	$(18,416)	88%	80%	81%	4%	6%	(11)%	5%

Including:
Direct operating expenses	(1,419)	(1,448)	(1,388)	6%	6%	6%	2%	5%	(4)%	14%
Selling, general and administrative expenses	(2,441)	(3,676)	(3,572)	11%	14%	16%	51%	55%	(3)%	15%
Programming expenses	(12,128)	(12,694)	(10,932)	54%	49%	48%	5%	7%	(14)%	2%
Depreciation and amortization	(999)	(2,931)	(2,524)	4%	11%	11%	193%	198%	(14)%	1%
Impairment loss	(2,961)	—	—	13%	—	—	(100)%	(100)%	—	—

Operating income	$2,647	$5,072	$4,181	12%	20%	19%	92%	98%	(18)%	(1)%

        In 2014, Channel 31's results of operations were significantly impacted by the devaluation of the Kazakh tenge by 19% against the US dollar that was implemented by National Bank of Kazakhstan in February 2014, which led to the tenge depreciating against the US dollar by 16%. As a result, the value of the Kazakh tenge in 2014 was on average 15% lower than the average value of the Kazakh tenge compared to the US dollar in 2013.

Revenues

        When comparing 2014 to 2013, advertising revenues of Channel 31 increased by 4% in Kazakh tenge terms, principally due to increased sellout and our ability to command higher advertising prices for our target audience, partially offset by 5% decrease in the estimated overall television advertising market in Kazakhstan in Kazakh tenge terms. Channel 31's target audience share increased by 5%, reflecting successful changes in the programming schedule of local-language programming and better performance of certain locally-produced programming and foreign series, but was offset by a decrease in Kazakh overall free-to-air television viewership due to strengthening of the Kazakh law on local-language programming and increased audience fragmentation. When comparing 2013 to 2012, advertising revenues of Channel 31 increased by 13% in Kazakh tenge terms, principally due to increased sellout and increases in regional revenues, resulting from estimated overall television advertising market growth in Kazakhstan of 11% in Kazakh tenge terms and our ability to command higher advertising prices for our target audience, partially offset 10% decrease in target audience share, reflecting increased competition from other channels and fragmentation.

Expenses

        Total operating expenses of Channel 31 increased by 5% in Kazakh tenge terms when comparing 2014 to 2013, primarily due to a 3pp increase in selling, general and administrative expenses (discussed below). When comparing 2013 to 2012, total operating expenses of Channel 31 increased by 6% in Kazakh tenge terms and were impacted by non-cash impairment loss of $3.0 million recorded in 2012. See "—Impairment loss" below. Net of the effect of impairment loss, total operating expenses of Channel 31 increased by 25% in Kazakh tenge terms, of which increases of 12pp and 8pp related to depreciation and amortization expenses and selling, general and administrative expenses, respectively.

        Direct operating expenses of Channel 31 as a percentage of this channel's total operating revenues remained flat at 6% in 2012, 2013 and 2014. In Kazakh tenge terms, direct operating expenses increased by 14% when comparing 2014 to 2013, primarily reflecting a 16pp increase in salaries and benefits costs due to hiring of several of the channel's top management at the end of 2013. When comparing 2013 to 2012, direct operating expenses increased by 5% in Kazakh tenge terms, reflecting increased payments for intellectual rights as the result of increased advertising revenues.

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, increased from 14% to 16% when comparing 2014 to 2013, primarily as the result of reversals of certain tax contingencies in 2013 (discussed below), and increased from 11% to 14% when comparing 2013 to 2012, reflecting the joint effect of increased salaries and benefits costs, decreases in reversals of tax contingencies and increased revenues. Selling, general and administrative expenses increased by 15% in Kazakh tenge terms when comparing 2014 to 2013, primarily reflecting a 9pp increase as the result of reversals of certain tax contingencies in 2013 recorded due to a lapse in the statute of limitations. When comparing 2013 to 2012, selling, general and administrative expenses increased by 55% in Kazakh tenge terms, of which an increase of 34pp related to reversals of tax contingencies (discussed above), an increase of 11pp related to an increase in benefits costs in the first half of 2013 and an increase of 3pp related to the channel's brand loyalty research costs.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues remained flat at 49% when comparing 2014 to 2013 and decreased from 54% to 49% when comparing 2013 to 2012, primarily due to increased channel revenues. In Kazakh tenge terms, programming expenses increased by 2% when comparing 2014 to 2013, reflecting increased cost of high-rating Russian series and locally produced programming to support Channel 31's audience share, partially offset by decreased volume of foreign content. When comparing 2013 to 2012, programming expenses increased by 7% in Kazakh tenge terms, primarily due to content inflation.

        Depreciation and amortization expenses of Channel 31 as a percentage of this segment's total operating revenues were 4%, 11% and 11% in 2012, 2013 and 2014, respectively. In Kazakh tenge terms, depreciation and amortization expenses remained approximately flat when comparing 2014 to 2013, and increased by 198% when comparing 2013 to 2012, primarily due to the amortization of Kazakh analog broadcasting licenses. Starting from October 1, 2012, we commenced amortization of our analog licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Kazakhstan.

All Other

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2012	2013	2014	2012	2013	2014	2013 vs 2012		2014 vs 2013
	(in thousands)			% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Operating revenues	$10,843	$10,746	$12,717	100%	100%	100%	(1)%	3%	18%	48%

Operating expenses	$(31,982)	$(56,086)	$(26,729)	295%	522%	210%	75%	83%	(52)%	(41)%

Including:
Selling, general and administrative expenses	(20,026)	(16,011)	(19,150)	185%	149%	151%	(20)%	(18)%	20%	54%
Stock based compensation benefit (expense)	(4,779)	(1,834)	171	44%	17%	1%	(62)%	(61)%	(109)%	(121)%
Impairment loss	—	(29,869)	—	—	278%	—	100%	100%	(100)%	(100)%
Other expenses	(7,177)	(8,372)	(7,750)	66%	78%	61%	17%	21%	(7)%	13%

Operating loss	$(21,139)	$(45,340)	$(14,012)	195%	422%	110%	114%	124%	(69)%	(61)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International and digital media businesses. In 2012, 2013 and 2014, operating revenues from CTC-International amounted to $3.8 million, $3.7 million and $4.2 million, respectively, and operating revenues from our digital media businesses amounted to $5.1 million, $5.9 million and $7.1 million, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International, digital media business and new channel CTC Love (see "—New businesses" above). In ruble terms, selling, general and administrative expenses increased by 54% when comparing 2014 to 2013, of which a 33pp increase related to our corporate headquarters, reflecting increased consulting expenses in response to the amendment to the Russian Mass Media Law, a 9pp increase related to our digital media business due to increased salaries and benefits costs, reflecting increased headcount and annual salary raises, and a 9pp increase related to advertising and promotion expenses for launch of CTC Love channel. When comparing 2013 to 2012, selling, general and administrative expenses decreased by 18% in ruble terms, primarily due to decreases in salaries and benefits costs in our corporate headquarters and CTC-International business, reflecting the departure of several top managers and transfer of some employees to CTC channel, as well as decreases in rent and utilities expenses as the result of reallocation of certain costs to other channels in 2013.

        Our stock-based compensation expenses for 2013 and 2014 mainly represent expenses recognized in connection with the 2013 Equity Incentive Plan (see "—The 2013 Equity Incentive Plan" above) and equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan. Our stock-based compensation expenses for 2012 related to stock options and equity-based cash incentive awards granted to our executives and employees under our 2009 Stock Incentive Plan. Stock-based compensation expenses decreased by $2.0 million when comparing 2014 to 2013 as the result of remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value, as the result of our decreased share price in 2014, as well as the result of departures of several of our executives in 2014.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 13% in ruble terms when comparing 2014 to 2013, reflecting increases in depreciation and amortization expenses and programming expenses, primarily as the result of launch of new channel CTC Love. When comparing 2013 to 2012, other expenses increased by 21% in ruble terms, primarily due to increases in direct operating and programming expenses as the result of higher investments in our digital media businesses.

        Impairment loss of $29.9 million in 2013 related to goodwill allocated to our in-house production unit, reflecting downward revisions of our long-term cash flow projections as a result of our in-house production restructuring. See "—Impairment loss" below and "—Item 8. Financial Statements and Supplementary Data—Note 10, Impairment loss".

  Impairment loss

        The following table summarizes impairment losses recorded as a result of our impairment reviews:

	Impairment losses recorded
	2012	2013	2014
Broadcasting licenses:
Peretz regional and umbrella analog licenses	$43,795	—	—
CTC analog regional licenses	19,523	—	—
Domashny analog regional licenses	16,224	—	—
Channel 31 analog license	2,961	—	—
Total analog broadcasting licenses	$82,503	—	—

Peretz goodwill	—	—	$29,356

Production unit's goodwill	—	$29,869

Total impairment losses	$82,503	$29,869	$29,356

Income tax effect	(16,501)	—	—

Total effect on consolidated net income	$66,002	$29,869	$29,356

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

  Impairment reviews during 2014

        In 2014, Russia has experienced economic instability. In the fourth quarter of 2014 and early 2015, the economic downturn was characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. Also, in the fourth quarter of 2014, media agencies and analysts revised their estimates on the 2015 Russian television advertising market downwards, which we concluded was an additional impairment indicator.

        Accordingly, we revised estimates of future cash flows in the impairment review performed at December 31, 2014, primarily to reflect the revised expectations of Russian advertising market for 2015 and increased uncertainty in the medium-term. Although we continue to project future long-term growth in cash flows, such growth is lower than it was assumed in the impairment reviews performed at December 31, 2013 and in the third quarter of 2014, due to the reasons described above. As of December 31, 2014, we recorded a non-cash impairment loss of $29.4 million related to Peretz goodwill.

        Based on information currently available and a current assessment of the factors that could impact our future cash flows, the estimated fair values of the CTC and Domashny reporting units were in excess of their respective carrying amounts by more than 10% as of December 31, 2014.

        Our estimate of the total advertising market for 2015 and thereafter is highly dependent on the changing macroeconomic environment and political headwinds. There is considerable uncertainty regarding economic stability in the medium-term, including impact of changes in the global economy on the Russian television advertising market. We used forecasts of Russian television advertising market based on all available internal and external estimates, including estimates of industry experts and analysts. Also, the fair value estimates are highly sensitive to the cost of capital used in the discounting of expected cash flows attributable to our reporting units. The potential negative trends in the macroeconomic environment could increase risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used in our analysis ranged from 15.7% to 18.6% in 2014 as of December 31, 2014. See also "Item 8. Financial Statements and Supplementary Data—Note 2, Basis of Presentation and Summary of Significant Accounting Policies—Goodwill Impairment Test" for a discussion of the methodology of impairment testing and "—Note 10, Impairment loss", for valuation sensitivity analysis of the factors described above.

        In addition, two of our Russian channels, CTC and Domashny, have won a tender to be included in the second digital multiplex. Given Roskomnadzor's terms for participation in the second multiplex, we expect to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Also, the fair value of the Peretz channel, which was not included in digital multiplex, is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. See also "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        There may be other risks and expenses that we encounter during and subsequent to the transition that we are unable to anticipate at this time that could be material to our future financial position and results of operations. While the models used in our assessments of our reporting units in impairment testing incorporate changes in assumptions regarding revenues and costs, as well as risks associated with those uncertainties, depending on further information about the terms of the transition to digital broadcasting, as well as other future developments, we may need to further revise our projected cash flows, which could adversely impact the fair value of our reporting units and related assets. Subject to the availability of further information from the government and market participants, and our ability to make further assessments of the government's plans, additional impairments may be required in the foreseeable future.

  Impairment reviews during 2013

        Based on a restructuring initiative, changes in the economic model for in-house production were approved by the Board of Directors in December 2013. Based on these changes, we concluded that the carrying value of the goodwill associated with our in-house production unit exceeded its fair value as a result of downward revisions of the long-term cash flow projections in respect of this unit. These downward revisions primarily reflected a reduction in the expected volume of in-house production, an expected increase in production costs as we faced increased competition from other market participants for a scarce supply of quality talent, and projections of a decreased rate of growth in the Russian TV advertising market. Accordingly, in the fourth quarter of 2013, we recorded an impairment charge for goodwill associated with our in-house production unit in the full amount of $29.9 million.

  Impairment reviews during 2012

        In 2012, our impairment loss relates to analog broadcasting licenses, reflecting the reassessment of their useful lives from indefinite to finite as result of the planned transition to digital broadcasting as of September 30, 2012. In light of these events, we determined that the lives of our analog broadcasting licenses are no longer indefinite. Accordingly, we tested our broadcasting licenses for impairment as of September 30, 2012, and commenced amortization from October 1, 2012. The decrease in cash flow projections expected from analog broadcasting licenses, due to the revision of the useful lives of these licenses from indefinite to expected terms, resulted in impairment losses of $82.5 million.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of December 31, 2014 compared to December 31, 2013

  Short-term and long-term prepayments

        Prepayments decreased from December 31, 2013 to December 31, 2014 by $28.6 million, primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, prepayments increased by 14%, primarily due to increases in advances made for Russian content that will be used during 2015 and thereafter.

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2013 to December 31, 2014 of $108.8 million was primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, programming rights increased by 8%, primarily due to an increase in Russian content, partially offset by decreased foreign content which was used at CTC and Domashny channels to support audience shares.

  Intangible assets and Goodwill

        Intangible assets decreased from December 31, 2013 to December 31, 2014 by $44.3 million, primarily due to the effect of the depreciation of the Russian ruble against the US dollar, and commencement of amortization of our broadcasting licenses from October 2012.

        Goodwill decreased from December 31, 2013 to December 31, 2014 by $81.6 million, primarily due to the impairment loss of $29.4 million recorded in the fourth quarter of 2014 in response to our more conservative forecast for advertising market for 2015 and thereafter, and increased uncertainty in the medium-term due to macroeconomic and political headwinds, and the effect of depreciation of the Russian ruble against the US dollar. See "—Impairment loss" above.

  Other non-current assets

        As of December 31, 2014, other non-current assets reflect dividends of $27.7 million otherwise payable to one of our principal stockholders, Telcrest, that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN. See also "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." In addition, as of December 31, 2014, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $6.9 million.

  Accounts payable

        Accounts payable decreased from December 31, 2013 to December 31, 2014 by $49.2 million, primarily due to the effect of depreciation of the Russian ruble against the US dollar. In ruble terms, accounts payable decreased by 8%, primarily due to decreased payables for foreign content.

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

        As of December 31, 2014, we had $37.8 million in cash and cash equivalents, of which approximately 15% was held in US dollar-denominated accounts. In addition, as of December 31, 2014, we had $103.8 million in deposits with maturities ranging from three to twelve months, which was held in US dollar-denominated accounts. In April 2014, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +2.21% with a credit limit of approximately RUR 1 billion or approximately $18 million (at an exchange rate of RUR 56.3 to $1.00). As of December 31, 2013 and December 31, 2014, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2012	2013	2014
	(in thousands)
Net cash provided by operating activities	$157,714	$186,562	$105,349
Net cash provided by (used in) investing activities	(26,491)	(63,398)	33,175
Net cash used in financing activities	(88,903)	(143,925)	(115,445)

        Our net cash flows from operating activities were $157.7 million, $186.6 million and $105.3 million in 2012, 2013 and 2014, respectively. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $775.8 million, $806.5 million and $699.1 million, in 2012, 2013 and 2014, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $364.2 million, $378.0 million and $364.4 million in 2012, 2013 and 2014, respectively. When comparing 2014 to 2013, our operating results and net cash flows from operating activities in US dollar terms were significantly affected by the depreciation of the Russian ruble against the US dollar. In 2014, the Russian ruble was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013. When comparing in ruble terms, the decrease in net cash flows from operating activities primarily represent the higher spending on the acquisition of programming, with the aim to secure Russian channels' libraries for their 2015 grids and the decrease in sublicensing revenues, which was not fully offset by the increase in advertising revenues. In addition, since July 2014, we have paid approximately $11.3 million for digital transmission services and advances towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels in aggregate. See "—Transition to digital broadcasting". When comparing 2013 to 2012, the increase in net cash flows from operating activities reflected the net effect of increased advertising sales and higher cash spend on the acquisition of programming.

        Cash used in or provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new businesses, and investments in or receipts from cash deposits. In 2014, our cash provided by investing activities primarily represented net receipts from cash deposits of $41.8 million. In addition, we spent $5.8 million for capital expenditures and $2.8 million for acquisition of Caramba TV and a broadcasting station. In 2013, we placed cash deposits of $56.6 million in Russian banks and spent $6.3 million for capital expenditures and $0.5 million for acquisitions of new broadcasting stations. In 2012, we spent $15.6 million on capital expenditures, mainly on purchases of software for our new digital broadcasting center in Moscow and leasehold improvements for new office facilities, as well as on cable connections, paid $4.0 million for acquisitions of new broadcasting stations and placed cash deposits of $6.8 million in Russian banks.

        Cash used in financing activities includes net proceeds from or settlement of our overdraft, exercises of stock options, repurchases of our common stock and payments of dividends. In 2014, our cash used in financing activities primarily includes payments of dividends in the amount of $81.3 million to our stockholders, $5.5 million in dividends paid to minority shareholders of our subsidiaries and $27.7 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions imposed on Bank Rossiya and LLC IC Abros. In 2013, cash used in financing activities includes payments of dividends in the amount of $98.8 million to our stockholders, $6.4 million in dividends paid to minority shareholders of certain of our subsidiaries, repurchases of our common stock of $29.7 million and net settlement of $9.5 million bank overdraft and loans. In 2012, cash used in financing activities primarily includes payment of dividends in the amount of $82.2 million to our stockholders, $5.8 million in dividends paid to minority shareholders of certain of our subsidiaries and settlement of a $5.5 million bank overdraft, partially offset by proceeds of $4.6 million received from the exercise of stock options.

        On March 4, 2015, our Board of Directors declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, to be paid on or about March 31, 2015; except that any dividend payable to Telcrest will be blocked pursuant to OFAC regulations related to U.S. sanctions described in "Item 8. Financial Statements—Note 4, Cash and cash equivalents and short-term investments; other non-current assets", while either Bank Rossiya or LLC IC Abros remain an SDN.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of December 31, 2014:

	Total	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$127,732	$110,323	$17,161	$248	$—	$—
Transmission and satellite fees	70,445	14,548	15,274	16,136	16,958	7,529
Leasehold obligations	26,028	5,244	5,551	5,830	4,521	4,882
Network affiliation agreements	8,846	1,901	2,012	2,097	2,201	635
Payments for intellectual rights	11,536	2,079	2,185	2,306	2,426	2,540
Other contractual obligations	19,263	3,656	3,628	3,829	3,989	4,161

Total(1)	$263,850	$137,751	$45,811	$30,446	$30,095	$19,747

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        Our contractual obligations for acquisition of programming rights includes US dollar-denominated commitments of approximately $47.3 million in 2015, $12.2 million in 2016 and $0.2 million in 2017. Ruble denominated contractual obligations are translated at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected".

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        Agreement with RTRS—In July 2014, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2014 related to broadcasting in the 50+ coverage cities amounted to $3.0 million and will be approximately $4.4 million in 2015 for our CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, in 2014, we made advance payments towards the construction of the digital infrastructure in the 50– coverage regions of approximately 390 million rubles or $6.9 million for CTC and Domashny channels in aggregate (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). In aggregate we expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,034 million rubles or $18.4 million by the end of 2018 (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

        See "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" above and "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the US dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. During 2014, the value of the Russian ruble depreciated against the US dollar by approximately 42% to RUR 56.3 to $1.00 as of December 31, 2014. This exchange rate was on average 17% lower than the average value of the Russian ruble compared to the US dollar in 2013. This depreciation had a material negative impact on our reported results of operations for the twelve months ended December 31, 2014.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the Russian ruble, primarily US dollar payments for non-Russian produced programming. As of December 31, 2014, we had US dollar denominated contractual commitments for the acquisition of approximately $47.3 million in programming rights in 2015, $12.2 million in 2016 and $0.2 million in 2017. In addition, on March 4, 2015, our Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total. The record date is March 16, 2015 and the payment date is on or about March 31, 2015. As of December 31, 2014, our US dollar-denominated cash and cash deposits comprised approximately $109.7 million; in addition, as of December 31, 2014, we have outstanding foreign exchange forward contracts to purchase approximately $6.5 million at an average exchange rate of RUR 47.7 to $1 in 2015, to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. In 2014, we entered into foreign exchange forward contracts for approximately $208.0 million to reduce a portion of our foreign exchange risk related to US-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments.

        During the period from January 1, 2015 to March 1, 2015, the value of the Russian ruble depreciated further against the US dollar by approximately 8% to RUR 61.27 to $1.00.

        For the year ended December 31, 2014, if the value of the ruble compared to the US dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $61.7 million and $36.3 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the US dollar.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected".

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During the three month period ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, we concluded that as of December 31, 2014, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CTC Media, Inc and subsidiaries

        We have audited CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of CTC Media, Inc. and subsidiaries and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 5, 2015

PART III

Item 9B.    Other Information.

        None.

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to directors, certain executive officers and certain corporate governance matters is contained in our definitive Proxy Statement for the Annual Meeting of the Stockholders, and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

        Information relating to executive compensation and the Company's equity compensation plans is contained in our definitive Proxy Statement for the Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to beneficial ownership of our common stock by each director and all directors and executive officers of the Company as a group is contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

        Information relating to any person who beneficially owns in excess of 5 percent of the total outstanding shares of our common stock is contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

        Information with respect to compensation plans under which equity securities are authorized for issuance is contained in the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence is contained in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item is included in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of CTC Media, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 5, 2015

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,	December 31,
	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$30,574	$37,836
Short-term investments (Note 4)	180,337	103,800
Trade accounts receivable (including accounts receivable from related parties: 2013—$368; 2014—$212), net of allowance for doubtful accounts (December 31, 2013—$483; December 31, 2014—$1,297)	36,875	25,738
Taxes reclaimable	22,929	14,544
Prepayments (including prepayments to related parties: 2013—$3,012; 2014—$5,023)	57,536	42,798
Programming rights, net (Note 6)	172,197	112,793
Deferred tax assets	30,400	20,307
Other current assets	4,373	262

TOTAL CURRENT ASSETS	535,221	358,078

PROPERTY AND EQUIPMENT, net (Note 7)	36,874	18,520
INTANGIBLE ASSETS, net (Note 8):
Broadcasting licenses	59,676	28,366
Cable network connections	20,422	11,345
Trade names	5,332	3,510
Other intangible assets	4,876	2,762

Net intangible assets	90,306	45,983
GOODWILL (Notes 9 and 10)	135,276	53,627
PROGRAMMING RIGHTS, net (Note 6)	121,802	72,446
INVESTMENTS IN AND ADVANCES TO INVESTEES (Note 11)	5,524	3,167
PREPAYMENTS	27,602	13,719
DEFERRED TAX ASSETS	18,371	8,526
OTHER NON-CURRENT ASSETS (Note 4)	—	34,987

TOTAL ASSETS	$970,976	$609,053

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	3,390	2,192
Accounts payable (including accounts payable to related parties: 2013—nil; 2014—$1,584)	105,849	56,670
Accrued liabilities (Note 12) (including accrued liabilities to related parties: 2013—$115; 2014—$462)	20,449	17,044
Dividends blocked under sanctions (Note 4 and 14)	—	27,684
Taxes payable	33,630	15,632
Deferred revenue (including deferred revenue from related parties: 2013—$61; 2014—nil)	10,223	6,652
Deferred tax liabilities	49,770	58,827

TOTAL CURRENT LIABILITIES	223,311	184,701

DEFERRED TAX LIABILITIES	13,549	6,910
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued: December 31, 2013 and 2014—158,210,719)	1,582	1,582
Additional paid-in capital	494,122	496,905
Retained earnings	386,575	385,643
Accumulated other comprehensive loss	(124,339)	(444,591)
Less: Common stock held in treasury, at cost (December 31, 2013—2,500,000 shares; December 31, 2014—2,448,553 shares) (Note 14)	(29,727)	(29,115)
Non-controlling interest	5,903	7,018

TOTAL STOCKHOLDERS' EQUITY	734,116	417,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$970,976	$609,053

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Year Ended December 31,
	2012	2013	2014
REVENUES:
Advertising (Note 2)	$775,806	$806,499	$699,053
Sublicensing and other revenues (including revenue from related parties of $514, $719 and $1,075 in 2012, 2013 and 2014, respectively)	29,140	25,604	12,320

Total operating revenues	804,946	832,103	711,373

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $20,393, $29,024 and $22,583 in 2012, 2013 and 2014, respectively; and exclusive of stock-based compensation expense (benefit) of $763, $846 and $(1,617) in 2012, 2013 and 2014, respectively)	(45,357)	(46,658)	(45,640)
Selling, general and administrative (exclusive of depreciation and amortization $3,625, $4,092 and $3,499 in 2012, 2013 and 2014, respectively; exclusive of stock-based compensation expense of $4,016, $988 and $1,446 in 2012, 2013 and 2014, respectively)	(181,266)	(174,224)	(159,271)
Stock-based compensation benefit (expense)	(4,779)	(1,834)	171
Programming expenses	(317,136)	(338,703)	(300,134)
Depreciation and amortization	(24,018)	(33,116)	(26,082)
Impairment loss (Notes 2 and 10)	(82,503)	(29,869)	(29,356)

Total operating expenses	(655,059)	(624,404)	(560,312)

OPERATING INCOME	149,887	207,699	151,061
FOREIGN CURRENCY GAINS	1,762	1,658	9,166
INTEREST INCOME	9,522	11,615	10,458
INTEREST EXPENSE	(749)	(768)	(486)
OTHER NON-OPERATING INCOME (LOSS), net	2,852	26	(1,325)
EQUITY IN (LOSS) INCOME OF INVESTEE COMPANIES	1,415	1,266	(713)

Income before income tax	164,689	221,496	168,161

INCOME TAX EXPENSE	(64,873)	(61,335)	(54,785)

CONSOLIDATED NET INCOME	$99,816	$160,161	$113,376

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(6,753)	$(7,821)	$(5,284)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$93,063	$152,340	$108,092

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.59	$0.97	$0.69

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.59	$0.97	$0.69

Weighted average common shares outstanding—basic	157,995,346	156,889,533	155,747,225

Weighted average common shares outstanding—diluted	158,062,250	156,932,452	156,008,428

Dividends declared per share	$0.52	$0.63	$0.70

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars)

	Year Ended December 31,
	2012	2013	2014
Net Income	$99,816	$160,161	$113,376
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustment	43,616	(56,258)	(321,590)

Total Other Comprehensive Income(Loss)	43,616	(56,258)	(321,590)

Comprehensive Income (Loss)	$143,432	$103,903	$(208,214)

Less: Comprehensive income attributable to the non-controlling interest	(6,802)	(7,715)	(3,946)

Comprehensive Income (Loss) attributable to CTC Media, Inc. stockholders	$136,630	$96,188	$(212,160)

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year Ended December 31,
	2012	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$99,816	$160,161	$113,376
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	(741)	6,191	8,814
Depreciation and amortization	24,018	33,116	26,082
Programming expenses	317,136	338,703	300,134
Stock-based compensation expense (benefit)	4,779	1,834	(171)
Equity in loss (income) of unconsolidated investees	(1,415)	(1,266)	713
Foreign currency gains	(1,762)	(1,658)	(9,166)
Impairment loss	82,503	29,869	29,356
Changes in operating assets and liabilities:
Trade accounts receivable	(10,885)	(3,799)	13,691
Prepayments	(817)	(1,646)	(8,741)
Other assets	(2,972)	4,370	2,928
Accounts payable and accrued liabilities	12,637	1,406	7,083
Deferred revenue	890	2,231	1,763
Other liabilities	(2,373)	(6,040)	(5,945)
Dividends received from equity investees	1,056	1,124	1,075
Payments for multiplex	—	—	(11,261)
Acquisition of programming and sublicensing rights	(364,156)	(378,034)	(364,382)

Net cash provided by operating activities	157,714	186,562	105,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(15,646)	(6,336)	(5,775)
Acquisitions of businesses, net of cash acquired	(3,998)	(461)	(2,840)
Receipts from (Investments in) deposits, net	(6,847)	(56,601)	41,790

Net cash provided by (used in) investing activities	(26,491)	(63,398)	33,175

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(29,727)	—
Proceeds from exercise of stock options	4,616	454	—
Settlement of overdraft and loans, net	(5,519)	(9,469)	(874)
Increase in other non-current assets (Note 4)	—	—	(27,684)
Dividends paid to stockholders	(82,244)	(98,768)	(81,340)
Dividends paid to noncontrolling interest	(5,756)	(6,415)	(5,547)

Net cash used in financing activities	(88,903)	(143,925)	(115,445)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	530	(3,846)	(15,817)

Net increase/(decrease) in cash and cash equivalents	42,850	(24,607)	7,262
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,331	55,181	30,574

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,181	$30,574	37,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$603	$639	$413
Income tax paid	$58,828	$66,724	$48,231

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands of US dollars, except share data)

	Common stock		Treasury stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in capital	Retained Earnings		Non-controlling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2011	157,320,070	$1,573	—	$—	$481,969	$322,184	$(111,754)	$3,236	$697,208

Stock-based compensation from option awards	—	—	—	—	5,349	—	—	—	5,349
Stock options exercised	840,649	9	—	—	4,607	—	—	—	4,616
Foreign currency translation adjustment	—	—	—	—	—	—	43,567	49	43,616
Net income	—	—	—	—	—	93,063	—	6,753	99,816
Dividends declared	—	—	—	—	—	(82,244)	—	(5,435)	(87,679)

BALANCE AT DECEMBER 31, 2012	158,160,719	$1,582	—	$—	$491,925	$333,003	$(68,187)	$4,603	$762,926

Stock-based compensation from option awards	—	—	—	—	1,743	—	—	—	1,743
Stock options exercised	50,000	0	—	—	454	—	—	—	454
Repurchase of common stock	—	—	(2,500,000)	(29,727)	—	—	—	—	(29,727)
Foreign currency translation adjustment	—	—	—	—	—	—	(56,152)	(106)	(56,258)
Net income	—	—	—	—	—	152,340	—	7,821	160,161
Dividends declared	—	—	—	—	—	(98,768)	—	(6,415)	(105,183)

BALANCE AT DECEMBER 31, 2013	158,210,719	$1,582	(2,500,000)	$(29,727)	$494,122	$386,575	$(124,339)	$5,903	$734,116

Common stock issued from treasury stock upon RSU exercise	—	—	51,447	612	2,783	—	—	—	3,395
Foreign currency translation adjustment	—	—	—	—	—	—	(320,252)	(1,338)	(321,590)
Net income	—	—	—	—	—	108,092	—	5,284	113,376
Non-controlling interest	—	—	—	—	—	—	—	2,716	2,716
Dividends declared	—	—	—	—	—	(109,024)	—	(5,547)	(114,571)

BALANCE AT DECEMBER 31, 2014	158,210,719	$1,582	(2,448,553)	$(29,115)	$496,905	$385,643	$(444,591)	$7,018	$417,442

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia.

        CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock.

        The Company operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule, managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. For financial reporting purposes the Company's other less significant operating segments are included along with the Company's headquarters' operations in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. The Company also generates revenues from the sublicensing of programming rights.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

        As further described in Note 17, an amendment to the Russian law "On Mass Media" adopted in October 2014, which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, direct or indirect, starting from January 1, 2016 (with a further one-year grace period for off-shore holding structures), may have an impact on the corporate or ownership structure of CTC Media Inc. Any decision regarding a potential transaction in this regard would require the approval of the Company's Board of Directors and, potentially, its stockholders.

        The Company's Board of Directors, through its Advisory Committee, is continuing to work with the Company's management and with external legal, financial and tax advisors to identify, evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of the Company's stockholders. The Board continues to consider a variety of potential alternatives, including corporate restructuring, franchising and licensing structures, capital reorganization and divestments. These alternatives include, among others, a potential sale transaction, which could entail a sale of the group's Russian businesses or, as an interim step, a sale of the shares of common stock of CTC Media, Inc. before January 1, 2016.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of the date these financial statements are publicly released, no affirmative decision on these alternatives has been made. Accordingly, the Company continues to manage and operate its businesses in Russia as continuing operations applying the going concern assumption. Further, the Company's management and Board of Directors expect that the evaluation of possible options to address the changes in the new law will continue in 2015. Accordingly, while there may be changes in management's assumptions in the near term, the Company believes that the accompanying financial statements fairly reflect the performance of the Company based on current information that is available. Should facts and circumstances change—in particular, if the Company's Board of Directors makes an affirmative decision to effect a sale by CTC Media of all or part of its Russian business, and such sale becomes probable, the Company may be required to report certain, if not all, of its principal operations and assets as discontinued operations or as assets held for sale in the 2015 interim periods prior to its next annual reporting date. Further, a sale or restructuring of the Company's Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The principal subsidiaries included in the accompanying consolidated financial statements and CTC Media, Inc.'s beneficial ownership interests in these subsidiaries as of December 31, 2012, 2013 and 2014 are presented in the table below:

	2012	2013	2014
Russian Channels
CTC Network	100.0%	100.0%	100.0%
Domashny Network	100.0%	100.0%	100.0%
Peretz Network	100.0%	100.0%	100.0%
CTC-Region	100.0%	100.0%	100.0%
CTC-Moscow*	100.0%	—	—
CTC-St. Petersburg	80.0%	80.0%	80.0%
Domashny—St. Petersburg	100.0%	100.0%	100.0%
Peretz—St. Petersburg	100.0%	100.0%	100.0%
Kazakhstan Channel
Channel 31 Group	60.0%	60.0%	60.0%

*
CTC-Moscow was merged with CTC-Region in 2013

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of December 31, 2014, the Channel 31 Group had assets (excluding intercompany assets) totaling $24,171 and liabilities (excluding intercompany liabilities) totaling $8,133. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations during the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $2,251, $2,513 and $1,244 for 2012, 2013 and 2014, respectively.

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to the Company's interpretation of current tax laws, in particular, in determination of foreign tax credits, determination of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. See Note 13, Income taxes.

Foreign Currency Translation

        In 2012, 2013 and 2014, the functional currency of the Company's subsidiaries domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed using the current rate method. As such, assets and liabilities were translated at the rates of exchange prevailing at the balance sheet dates; stockholders' equity was translated at the applicable historical rates; and revenue and expenses were translated at monthly average rates of exchange. Translation gains and losses were included as part of accumulated other comprehensive income (loss).

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

        The Company's own sales house serves as the exclusive advertising sales agent for substantially all national and regional advertising sales, with the exception of advertising sales to local clients of a number of the Company's owned- and-operated regional stations. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements.

        The Company's cooperation model with Video International provides for the licensing of specialized advertising software by Video International to the Company's sales house, together with the provision by Video International of related software maintenance and analytical support and consulting services. Compensation expenses payable to Video International for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the Company's consolidated statement of income. In 2012, 2013 and 2014, the amounts of such compensation expense included in selling, general and administrative expenses were $85,677, $78,321 and $69,451, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, a number of the Company's owned-and-operated regional stations and Channel 31 have signed agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients, which is recognized net of agency commissions. Agency commissions under these agreements amounted to $6,961, $7,146 and $6,015 in 2012, 2013 and 2014, respectively.

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from the licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014 the Company commenced to use the instalment method for sublicensing arrangements with Ukrainian counterparties.

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

Amortizable Long-Lived Assets

        Amortizable assets are stated at cost less accumulated amortization. Definite-lived intangible assets primarily represent broadcast licenses and cable network connections that are amortized on a straight-line basis over their estimated period of future economic benefit ranging from 2018 to 2022.

        The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the Company to revise amortization expense on a prospective basis. Amortizable assets, including property and equipment and finite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques. See also—"Goodwill Impairment Test" below.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets (Liabilities) Measured at Fair Value on a Recurring Basis—The fair values of the Company's derivative assets of $1,907 and derivative liabilities of $125 have been classified as Level 2. The fair value of the Company's foreign exchange forward contracts is determined based on the present value of future cash flows using market-based observable inputs such as forward rates, discounts rates and foreign currency exchange rates. Counterparty credit risk did not have a material impact on derivative fair value estimates. The Company's derivative instruments are short-term in nature, primarily one month to one year in duration. The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2013 and 2014, respectively. There were no transfers between categories during the period presented.

        Assets Measured at Fair Value on a Nonrecurring Basis—For the year ended December 31, 2014, goodwill related to Peretz reporting unit with a carrying amount of $33,514 was written down to its implied fair value of $4,158, resulting in an impairment loss of $29,356, which was included in earnings for the period. See below—"Goodwill Impairment Test" and Note 10, Impairment loss for valuation techniques and quantitative information about the significant unobservable inputs used in the fair value measurement.

        In December 2013, goodwill related to in-house production unit with a carrying amount of $29,869 was fully written down, resulting in an impairment loss of $29,869, which was included in earnings for the period.

        As of September 30, 2012, revisions of the Company's broadcasting licenses from indefinite to finite useful lives resulted in broadcasting licenses with carrying amounts totaling $167,069 being written down to their estimated fair values totaling $84,566, resulting in impairment charges of $82,503 which were included in earnings for the period.

        The table below represents fair value measurements on a nonrecurring basis at the dates when impairments were taken:

		Fair Value Measurement Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$4,158			$4,158	$(29,356)

Total	$4,158			$4,158	$(29,356)

		Fair Value Measurement Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	—	—	$—	$(29,869)

Total	$—	—	—	$—	$(29,869)

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

Goodwill Impairment Test

        The Company evaluates goodwill for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than the annual review, there are a number of factors that could trigger an impairment review including under- performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business.

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

        The most significant of the assumptions used in the valuation of goodwill are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis was 12%-13% in 2012, 13% in 2013 and ranged from 15.7% to 18.6% in 2014, reflecting worsening macroeconomic conditions in 2014 and based on the level of risk related to each particular asset or reporting unit.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2012, 2013 and 2014 analysis was 3%, 3% and 4%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Total television advertising market: The size of the television advertising market effectively places an upper limit on the advertising revenue the Company can expect to earn. The Company's estimate of the total television advertising market is developed from a number of external non-public sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. In 2014 and early 2015, Russia has experienced an economic downturn, which affected the Company's expectations of Russian advertising market for 2015 and increased uncertainty in the medium-term. Further downturns in the macroeconomic environment, particularly the overall economic recession, may adversely affect the total advertising market, and in turn, the fair values of the respective assets or reporting units.

  •
  Market shares: This assumption is a function of the audience share the Company expects to generate from its reporting units, and the relative price at which the Company can sell advertising. The Company's estimates of the market shares are developed based on historical patterns, from a number of external sources, in combination with a process of on-going consultation with operational management. If the Company's audience shares or ratings, or shares or ratings of market participants, were to fall as a result, for example, of competitive pressures, the underperformance of key programs or a change in the method of measuring television audiences, this would likely result in a decrease in fair value of the respective reporting units.

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

  •
  Digitalization of broadcasting: There is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. During 2014, the plans around TV broadcasting in Russia, in particular digital broadcasting, have continued to evolve. While the Company expects some of these developments to be beneficial to its businesses, other changes may increase the uncertainties and risks with respect to the business

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    models the Company currently operates. As a result, the Company is required to consider a number of factors in determining the estimated fair values of its reporting units which could change rapidly or unpredictably. The planned transition to digital broadcasting could impact the Company's assumptions used in its economic models and its assessment of the fair value of its reporting units. The Company's estimates of the effect on digital broadcasting implementation are developed from a number of external sources, including governmental plans, the Company's arrangements with RTRS, in combination with a process of on-going consultation with operational management. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets.

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

        The following table summarizes the changes in the allowance for doubtful accounts for the years ended December 31:

	2012	2013	2014
Balance at January 1	$977	$1,136	$483
Allowance for doubtful accounts (charged to expenses)	554	294	1,200
Accounts receivable written off (or subsequent payments)	(436)	(895)	(250)
Foreign currency translation adjustments	41	(52)	(136)
Balance at December 31	$1,136	$483	$1,297

        Allowance for doubtful accounts as a percentage of the accounts receivable balance amounted to 4%, 1% and 5% as of December 31, 2012, 2013 and 2014, respectively.

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

Advertising Costs

        Advertising costs relating to the Company's marketing efforts are expensed as incurred. Advertising expenses for the years ended December 31, 2012, 2013 and 2014 were $22,901, $19,803 and $17,058, respectively.

Social contributions

        The Company contributes to local state pension and social funds on behalf of all its employees in Russia. As a result of changes in applicable Russian tax legislation, social contributions increased from 26% to 27% tax rate in 2012, 28% tax rate in 2013 and 30% tax rate in 2014 and thereafter until 2017. Starting from 2018, social contributions are expected to be at 34% tax rate. In Kazakhstan, employers are required to withhold 10% of the gross salaries of local employees for remittance to local state pension funds. In addition, employers are required to pay social tax for their employees calculated by the application of a flat rate of 11% of the annual gross remuneration of each employee and obligatory social insurance contributions of 5% of the gross salaries of local employees.

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

        In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The guidance is effective prospectively for reporting periods beginning on or after December 15, 2014 and interim periods within that year. The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

        In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new guidance (i) removes inconsistencies, and

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

weaknesses in revenue requirements, (ii) provides a more robust framework for addressing revenue issues, (iii) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (iv) provides more useful information to users of financial statements through improved disclosure requirements, and (v) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. The Company has not yet selected a transition method and is currently evaluating the impact of adopting this new accounting standard on its financial statements and related disclosures.

        In June 2014, the FASB issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

        In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The adoption of this guidance, which is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement—Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). The adoption of this guidance, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, is not expected to have a material effect on the Company's consolidated balance sheet or results of operations.

3.     NET INCOME PER SHARE

        Basic net income per share for the years ended December 31, 2012, 2013 and 2014 is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive for the years ended December 31, 2012, 2013 and 2014, was 3,578,707, 2,306,665 and 1,435,139, respectively.

        The components of basic and diluted net income per share were as follows:

	Year ended December 31,
	2012	2013	2014
Net income attributable to CTC Media, Inc. stockholders	$93,063	$152,340	$108,092

Weighted average common shares outstanding—basic Common stock	157,995,346	156,889,533	155,747,225
Dilutive effect of:
Stock-based awards	66,904	42,919	261,203

Weighted average common shares outstanding—diluted	158,062,250	156,932,452	156,008,428

Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.59	$0.97	$0.69
Diluted	$0.59	$0.97	$0.69

        The numerator used to calculate diluted net income per common share for 2012, 2013 and 2014 was net income attributable to CTC Media, Inc. stockholders.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31,
	2013	2014
Cash and cash equivalents:
Russian ruble bank accounts	$16,616	$30,672
US dollar bank accounts	12,754	5,861
Other	1,204	1,303

Total cash and cash equivalents	$30,574	$37,836

	December 31,
	2013		2014
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits	6.3–9.0%	$178,937		$—
US dollar-denominated deposits	0.27%	$1,400	0.55–3.9%	$103,800

Total short-term investments		$180,337		$103,800

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

        On March 5, 2014, April 29, 2014, July 25, 2014 and October 27, 2014, the Company's Board declared a dividend to stockholders. The Company paid the declared dividends on March 28, 2014, June 26, 2014, September 25, 2014 and December 23, 2014, however, dividends totaling $27,684 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN.

        In addition, as of December 31, 2014, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $6.9 million. See Note 17, Commitments and Contingencies "—Purchase Commitments"

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     INVESTMENT TRANSACTIONS

Acquisitions in 2014

        In December 2014, the Company acquired a 51% interest in Caramba TV, a producer of digital and transmedia content for total cash consideration of $2,611. The Company's financial statements reflect an allocation of the purchase price based on a fair value assessment of the assets acquired and liabilities assumed, using the best information available as of the date of these financial statements. The Company preliminarily assigned $4,212 to goodwill and $1,882 to noncontrolling interest. The remainder of the purchase price was assigned to other assets acquired and liabilities assumed. Goodwill generated from this acquisition is primarily attributable to expected synergies from future growth and potential monetization opportunities and is not deductible for tax purposes. Goodwill was assigned to the digital media business that is included in All Other category for segment presentation purposes.

Acquisitions in 2013

        There were no significant acquisitions in 2013.

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

6. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2013 and 2014 comprise the following:

	December 31,
	2013	2014
Internally produced—TV broadcasting:
Released:
Historical cost	$167,182	$100,845
Accumulated amortization	(158,996)	(96,746)

Released, net book value	8,186	4,099

Completed and not released	7,318	1,252

Total	15,504	5,351

Acquired rights:
Historical cost	777,719	517,401
Accumulated amortization	(499,224)	(337,513)

Net book value	278,495	179,888

Total programming rights	$293,999	$185,239

Current portion	$172,197	$112,793

Non-current portion	$121,802	$72,446

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6. PROGRAMMING RIGHTS, NET (Continued)

        The Company expects to amortize approximately $2,304 of internally produced TV programming for its completed and released and completed but not yet released programs during the twelve months ending December 31, 2015.

7.     PROPERTY AND EQUIPMENT, NET

        Property and equipment as of December 31, 2013 and 2014 comprise the following:

		December 31,
	Useful life, years
		2013	2014
Cost:
Broadcasting equipment	4-7	$43,190	$25,370
Buildings	10-25	14,543	8,936
Office equipment and other	3-5	11,520	7,528
Leasehold improvements	10	6,355	4,246

Total cost		$75,608	$46,080
Accumulated depreciation		(38,734)	(27,560)

Net book value		$36,874	$18,520

        Depreciation expense was $9,212, $9,330 and $7,784 in 2012, 2013 and 2014, respectively.

8.     INTANGIBLE ASSETS, NET

        Intangible assets as of December 31, 2013 and 2014 comprise the following:

	December 31,
	2013		2014
	Cost	Accumulated amortization	Cost	Accumulated amortization
Broadcasting licenses	$81,211	$(21,535)	$51,212	$(22,846)
Cable network connections	47,473	(27,051)	30,132	(18,787)
Trade names	5,332	—	3,510	—
Other intangible assets	7,811	(2,935)	4,854	(2,092)

Total	$141,827	$(51,521)	$89,708	$(43,725)

        Amortization expense was $14,806, $23,786 and $18,298 in 2012, 2013 and 2014, respectively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

8.     INTANGIBLE ASSETS, NET (Continued)

        Estimated future amortization expenses related to amortizable intangible assets are as follows:

For the year ended December 31, 2015	$9,482
For the year ended December 31, 2016	9,195
For the year ended December 31, 2017	6,928
For the year ended December 31, 2018	6,775
For the year ended December 31, 2019	2,515
For the year ended December 31, 2020 and thereafter	7,578

$42,473

        Depending on further information about the terms of the transition to digital broadcasting, the Company may need to revise the remaining useful life of its broadcasting licenses.

9.     GOODWILL

        Goodwill as of December 31, 2012, 2013 and 2014 comprises the following:

	Balance December 31, 2012	Impairment loss (Note 10)	Foreign currency translation adjustment	Balance December 31, 2013
CTC Channel	$55,551	—	(4,000)	$51,551
Domashny Channel	28,039	—	(2,022)	26,017
Peretz Channel	62,075	—	(4,466)	57,609
Channel 31	99	—	—	99
Production Group	32,186	(29,869)	(2,317)	—

Total	$177,950	$(29,869)	$(12,805)	$135,276

	Balance December 31, 2013	Goodwill acquired	Impairment loss (Note 10)	Foreign currency translation adjustment	Balance December 31, 2014
CTC Channel	$51,551	—	—	$(21,557)	$29,994
Domashny Channel	26,017	—	—	(10,884)	15,133
Peretz Channel	57,609	—	(29,356)	(24,095)	4,158
Channel 31	99	—	—	—	99
New Media	—	4,243	—	—	4,243

Total	$135,276	$4,243	$(29,356)	$(56,536)	$53,627

        The Company has accumulated impairment losses against goodwill totaling $58,189 at each balance sheet date presented related to the Channel 31. These impairment losses were recorded in 2008 as a result of annual impairment tests. In addition, in 2013 and 2014, the Company recorded a noncash impairment loss of $29,869 and $29,356, respectively, related to the impairment of goodwill of in-house production unit and Peretz channel. See Notes 2 and 10.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS

        The following table summarizes the impairment losses recorded by the Company in 2012, 2013 and 2014 as a result of impairment reviews:

	2012	2013	2014
Analog broadcasting licenses	$82,503	$—	$—

Peretz goodwill	—	—	29,356

Production unit goodwill	—	29,869	—

Total impairment losses	$82,503	$29,869	$29,356

Income tax effect	(16,501)	—	—

Total effect on consolidated net income	$66,002	$29,869	$29,356

        See details below.

  Impairment reviews during 2014

        In 2014, Russia has experienced economic instability. In the fourth quarter of 2014 and early 2015, the economic downturn was characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. Also, in the fourth quarter of 2014, media agencies and analysts revised their estimates on the 2015 Russian television advertising market downwards, which the Company concluded was an additional impairment indicator. Accordingly, the Company has revised estimates of future cash flows in the impairment review performed at December 31, 2014, primarily to reflect the revised expectations of Russian advertising market for 2015 and increased uncertainty in the medium-term. Although the Company continued to project future long-term growth in cash flows, such growth is lower than originally anticipated, due to the reasons described above. As of December 31, 2014, the Company recorded non-cash impairment losses of $29,356 related to Peretz goodwill.

        Based on information currently available and a current assessment of factors that could impact the Company's future cash flows, the estimated fair value of the CTC reporting unit was significantly in excess of its respective carrying amount of December 31, 2014. Due to the revision of estimates of future cash flows in the impairment review as of December 31, 2014, excess of fair value over the carrying amount of the Domashny reporting unit decreased to 15%.

        The Company's estimate of the total advertising market for 2015 and thereafter is highly dependent on the changing macroeconomic environment and political headwinds. There is considerable uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in the global economy on the Russian television advertising market. The Company used forecasts of Russian television advertising market dynamics based on all available internal and external estimates, including estimates of industry experts and analysts. In order to check the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

reasonableness of the fair values implied by cash flow estimates, the Company also calculates the value of its common stock implied by its cash flow forecasts and compares this to actual traded values. As of December 31, 2014, the Company's consolidated net book value (or shareholders' equity) amounted to $417,442 (after the impairment losses recorded in 2014 as a result of impairment review, as described above). This compares to a market capitalization of the Company of $758,562 as of December 31, 2014 ($655,759 as of February 28, 2015).

        The potential negative trends in the macroeconomic environment may further adversely affect the total Russian television advertising market and, in turn, the fair values of our assets. The fair value estimates are also highly sensitive to the cost of capital used by the Company in the discounting of expected cash flows attributable to indefinite-lived assets and reporting units. The potential negative trends in the macroeconomic environment could increase the risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. The cost of capital used by the Company in its analysis ranged from 15.7% to 18.6% in 2014, reflecting worsening macroeconomic conditions and based on the level of risk related to each particular asset or reporting unit. In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company applied hypothetical 10 and 20 percentage points decreases to the 2015 television advertising market forecast and a hypothetical 3 percentage point increase to the cost of capital used:

	Additional impairment loss that could be recorded if 2015 advertising market forecast is lower by:		Additional impairment loss that could be recorded if cost of capital is higher by:
	10 pp	20 pp	3 pp
Broadcasting licenses*	$(9,517)	$(9,822)	$(9,395)
Goodwill:
CTC goodwill	—	—	—
Domashny goodwill	(15,060)	(15,133)	(15,133)
Peretz goodwill	(4,158)	(4,158)	(4,158)

Total	$(28,735)	$(29,113)	$(28,686)

*
pre-tax effect

        This sensitivity analysis assumes a hypothetical change in advertising market dynamic/cost of capital with all other variables constant, i.e. it does not consider the effect of changes on other key assumptions; in practice, changes in other key assumptions could magnify or counteract the sensitivities. In addition, the sensitivity analysis does not consider any corrective action that the Company may take to mitigate the impact of any adverse changes in assumptions.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   IMPAIRMENT LOSS (Continued)

        The Company also considers the developments in digital broadcasting and their potential impacts on business models. The fair value of the Peretz reporting unit is particularly sensitive to changes in revenues and costs that may result depending on its distribution model. Currently, the terms for participation in the third digital multiplex have not been specified. In addition, current Russian legislation does not provide 'must carry' obligations for cable and satellite operators, and accordingly we may be unable to secure or maintain carriage of our signal over cable in certain regions, or at transmission rates that are consistent with our historical experience. Also, given the terms and fees associated with participation in the second multiplex, the Company expects to encounter certain risks and uncertainties in the execution of each of CTC and Domashny channels' business models. It is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, as well as other future developments, the Company may need to further revise its projected cash flows, which could adversely impact the fair value of its reporting units and related assets, and the Company would then record additional impairment charges.

        Although management considered all current information in the impairment reviews, any future changes in events or circumstances, such as adverse changes in the economy and television advertising market (discussed above), the planned transition to digital broadcasting, further decreases in audience shares or ratings or changes in the audience measurement system, as well as other future developments, may result in further revision of the Company's projected cash flows, which could adversely impact the fair value of its reporting units and related goodwill.

  Impairment reviews during 2013

        In 2013, the Company recorded an impairment charge for goodwill associated with the in-house production unit in the full amount of $29,869, reflecting downward revisions of our long-term cash flow projections as a result of our in-house production restructuring.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2013 and 2014, the Company's principal equity investees comprised the following:

	Ownership interest	2013	Ownership interest	2014
Television Stations:
CTC-Novosibirsk	50%	$5,340	50%	$3,004
Other television stations	21–50%	184	21–50%	162

Total investments and advances to investees		$5,524		$3,167

12.   ACCRUED LIABILITIES

        As of December 31, 2013 and 2014, the Company's accrued liabilities comprised the following:

	December 31,
	2013	2014
Accrued liabilities consist of:
Tax contingencies and accruals for unrecognized income tax benefits	$2,349	$4,195
Cable network connections	—	2,876
Bonuses and accrued unused vacation	6,066	2,766
Accrued lease payments	2,801	1,944
Auditing and consulting services	1,066	691
Other accrued liabilities	4,515	4,572
Accrued equity-based awards	3,652	—

Total accrued liabilities	$20,449	$17,044

13.   INCOME TAXES

        The components of the Company's income (loss) before income taxes were as follows:

	2012	2013	2014
Pretax income (loss):
Domestic	$(12,557)	$(7,527)	$(3,586)
Foreign	177,246	229,023	171,747

	$164,689	$221,496	$168,161

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        The following table summarizes the Company's significant components of the provision for income taxes:

	2012	2013	2014
Domestic—current	$(7,047)	$3,612	$(5,894)
Foreign—current	(58,568)	(58,756)	(40,080)
Domestic—deferred	(20,325)	(10,947)	(8,612)
Foreign—deferred	21,067	4,756	(199)

	$(64,873)	$(61,335)	$(54,785)

        The Company is subject to US, Russian and Kazakh income taxes, based on US legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. In 2014, dividends distributed within Russia were subject to a withholding tax of 0% for Russian companies holding (1) more than 50% in a Russian distributing subsidiary or (2) less than 50% in a Russian distributing subsidiary for more than 365 days.

        The Russian- and Kazakh-based subsidiaries are subject to Russian and Kazakh income tax. The statutory income tax rates in Russia and Kazakhstan was 20% in 2012, 2013 and 2014. The reconciliation of the US statutory federal tax rate of 35% to the Company's effective tax rate is as follows:

	2012	2013	2014
Income tax expense at US statutory rates (35%)	$(57,642)	$(77,524)	$(58,856)
Non-deductible expenses (stock-based compensation)	(1,673)	(642)	60
Reversals of tax contingencies non-deductible for income tax purposes	1,956	464	1,124
Foreign tax credits/prior years	4,680	15,554	—
Foreign tax credits/current year	—	12,098	11,805
Effect of impairment loss	(12,375)	(10,454)	(10,275)
Other permanent differences	181	(831)	1,357

Income tax expense	$(64,873)	$(61,335)	$(54,785)

        The reversals of tax contingencies recognized in 2012, 2013 and 2014 income include reversals relating to Channel 31 income and non-income tax contingencies recorded due to a lapse in the statute of limitations.

        Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease US income tax by the amount of appropriate foreign income and withholding taxes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        In 2013, the Company substantially completed an assessment, with the assistance of a US tax advisor, on the application of certain US tax law provisions and changed its interpretation of certain positions taken in its historical US income tax filings. As a result, the Company changed its assessment of the determination of earnings and profits (E&P) from its foreign businesses used to determine the availability of FTCs to offset US taxes otherwise payable. As a result of this review, the Company determined to amend its prior years' US tax returns and to take additional credits and deductions in its 2012 tax return filed in September 2013 and amended 2012-2010 tax returns filed in November 2013. The effect of this change in estimate was a $27.7 million decrease in income tax expense and an increase of $27.7 million (of which $15.6 million related to periods prior to 2013) in net income for the year ended December 31, 2013. The effect on basic earnings per share and diluted earnings per share was an increase of $0.17 and $0.18, respectively, for the period ended December 31, 2013.

        Deferred tax assets and liabilities are recorded for the difference between the financial statement and tax bases of assets and liabilities. The following table summarizes the major components of the Company's deferred tax assets and liabilities as of December 31, 2013 and 2014:

	2013	2014
Deferred tax assets and liabilities
Net operating losses and tax loss carryforwards	$375	$641
Programming rights	52,562	30,484
Valuation allowance	(375)	(641)

Total deferred tax assets	$52,562	$30,484

Intangible assets	(15,506)	(7,261)
Property and equipment	(1,253)	(360)
Unremitted earnings of Russian subsidiaries	(49,953)	(58,550)
Other deferred tax liabilities	(398)	(1,217)

Total deferred tax liabilities	$(67,110)	$(67,388)

        As of December 31, 2014, the cumulative amount of temporary differences related to indefinitely reinvested foreign earnings (including earnings already reinvested) approximated $372.6 million, resulting in unrecognized deferred tax liabilities of approximately $69.9 million as it is the Company's intention to reinvest such earnings permanently.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        The following table presents the Company's deferred tax assets and liabilities as of December 31, 2013 and 2014 attributable to different tax paying components in different tax jurisdictions:

	2013	2014
Deferred tax assets:
Domestic tax component	$—	$—
Foreign tax component	52,937	31,125
Valuation allowance	(375)	(641)

Total deferred tax assets	$52,562	$30,484

Deferred tax liabilities:
Domestic tax component	$(49,953)	$(58,550)
Foreign tax component	(17,157)	(8,838)

Total deferred tax liabilities	$(67,110)	$(67,388)

        As of December 31, 2013 and 2014, certain of the Company's consolidated Russian subsidiaries had tax loss carryforwards of $1,877 and $3,214, respectively, resulting in potential deferred tax benefits of $375 and $641, respectively. The Company has established a valuation allowance on the Russian tax carryforwards due to the uncertainty of the future utilization. The net operating losses expire in 2021.

        As of December 31, 2013 and December 31, 2014, the Company included accruals for unrecognized income tax benefits and related interest and penalties totaling $2,021 and $4,025, respectively, as a component of accrued liabilities. All of the unrecognized income tax benefits, if recognized, would affect the Company's effective tax rate. Interest and penalties related to unrecognized income tax benefits are classified in the financial statements as interest expense and other non-operating expense, respectively.

        Although the Company believes it is more likely than not that all recognized income tax benefits would be sustained upon examination, the Company has recognized some income tax benefits that have a reasonable possibility of being successfully challenged by the tax authorities. These income tax positions could result in total unrecognized tax benefits increasing by up to $1,375 if the Company were to lose such a challenge by the tax authorities. However, the Company believes that it is reasonably possible that only $214 of the total $1,375 potential increase could occur within twelve months from December 31, 2014. This amount mainly represents certain recognized income tax benefits which may be challenged by the tax authorities during their ongoing inspections of several the Company's subsidiaries.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

13.   INCOME TAXES (Continued)

        The tax years ended December 31, 2012, 2013 and 2014 remain subject to examination by the Russian and US tax authorities. The tax years ended December 31, 2011 through 2014 remain subject to examination by the Kazakh tax authorities.

14.   STOCKHOLDERS' EQUITY

        As of December 31, 2013 and 2014, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2013	December 31, 2014
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,500,000)	(2,448,553)

Common stock outstanding	155,710,719	155,762,166

Stock Repurchase Program

        On March 4, 2013, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company was authorized to repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2013 Equity Incentive Plan (the "Plan"). During the period ended December 31, 2013, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In April 2014, the Company issued 51,447 shares of common stock from treasury upon the exercise of RSUs under the 2013 sub-tranche of the 2013 Equity Incentive Plan.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock. As of December 31, 2013 and 2014, 155,710,719 and 155,762,166 shares were outstanding, respectively. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

        During 2012 and 2013, the Company's former and current employees exercised options to purchase an aggregate of 840,649 and 50,000 shares of common stock, respectively, for aggregate consideration of $4,616 and $454, respectively. See details in Note 15.

Dividends

        In 2014, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 5, 2014	$0.175	$27,249	March 19, 2014	March 28, 2014
April 29, 2014	$0.175	27,258	June 16, 2014	June 26, 2014
July 25, 2014	$0.175	27,259	September 5, 2014	September 25, 2014
October 27, 2014	$0.175	27,258	December 1, 2014	December 23, 2014

Total		$109,024

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

14.   STOCKHOLDERS' EQUITY (Continued)

        Dividends payable to Telcrest of $27,684 for 2014 were blocked pursuant to the US sanctions imposed on Bank Rossyia and LLC IC Abros described above in Note 4.

        During the twelve months ended December 31, 2014, the Company declared and paid dividends to MTG Russia AB of $42,006.

15.   STOCK-BASED COMPENSATION

        During 2012, 2013 and 2014 the Company granted options, stock appreciation rights and restricted stock units ("RSUs") to its employees pursuant to its 2009 Stock Incentive Plan/Equity-Based Incentive Program (the "2009 Plan") and 2013 Equity Incentive Plan (the "2013 Plan"), as well as pursuant to individual option agreements that are described in more detail below.

  The 2009 Stock Incentive Plan

        In April 2009, the Company's stockholders approved the 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan provided for the authorization of awards covering an aggregate of 7.8 million shares of common stock. In 2009, the Compensation Committee approved the grant of options to purchase up to approximately 6.0 million shares of common stock to Company executives and employees. In addition, during 2010-2012, the Compensation Committee approved an additional grant of options to purchase up to 3.3 million shares of common stock to employees of the Company.

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

  The 2013 Equity Incentive Plan

        On March 4, 2013, the Company's Board of Directors approved the Company's 2013 Equity Incentive Plan, which was approved by the Company's stockholders on April 30, 2013 at the 2013 Annual Meeting of Stockholders. The Plan provides for the grant of a variety of forms of awards to acquire up to an aggregate of 2.5 million shares of common stock. The Compensation Committee of the Board has approved an initial round of awards to the Company's employees in the form of restricted stock units ("RSUs") to acquire up to 2.0 million shares of common stock. Such awards entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions and become exercisable on a staggered basis over a period of four years from grant. Performance criteria are to be set by the Board of Directors for each of 2013, 2014 and 2015. The grant date for each sub tranche of the awards is the date when performance criteria for the relevant year are set and communicated to employees. In addition, 2013 Equity Incentive Plan provided one-time condition for RSUs exercise that the closing price of the Company's common stock has exceeded $12.00 per share on at least ten trading days prior to exercise; this condition for all options granted and to be granted under 2013 Equity Incentive Plan has been satisfied in 2013.

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

        In 2014, the Company's Board of Directors approved performance criteria for the 2014 sub-tranche under the 2013 Equity Incentive Plan in respect of 783,584 RSUs with a weighted average per unit grant date fair value of $8.36. As of December 31, 2014, the performance criteria in respect of the 2014 sub-tranche had been achieved.

        During 2014, the Company's Board of Directors approved the grant of an additional 887,407 RSUs to the Company's employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant.

  Fair value of Stock-Based Compensation

        Under the provisions of ASC 718, the fair value of stock-based awards that are expected to vest is estimated on the grant date using the Black-Scholes option- pricing model and recognized ratably over the requisite service period. The calculation of compensation cost requires the use of several significant assumptions which are calculated as follows:

  •
  Expected forfeitures.  ASC 718 requires that compensation cost only be calculated on those instruments that are expected to vest in the future. The number of stock-based awards that actually vest will usually differ from the total number issued because employees forfeit awards when they do not meet the service or performance conditions stipulated in the agreement. For the forfeitures resulting from failure to meet service conditions, the Company has calculated the forfeiture rate by reference to the historical employee turnover rate. For the forfeitures resulting from failure to meet performance conditions, the Company has calculated the forfeiture rate by reference to the proportion of performance conditions not met.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

        The assumptions used in the option-pricing models for grants in accordance with the 2009 and 2013 Plans made in the years ending December 31, 2012, 2013 and 2014 were as follows:

	2012 (2009 Plan)	2013 (2013 Plan)	2014 (2013 Plan)
Risk free interest rate	0.38%–1.20%	0.11%–1.07%	0.05%–1.33%
Expected option life (years)	2.5–5.5	0.67–4.00	0.42–3.75
Expected dividend yield	5.4%–6.28%	5.32%–5.66%	7.28%–7.39%
Volatility factor	51.44%–84.69%	36.36%–53.63%	35.88%–43.26%
Weighted-average grant date fair value (per share)	$2.24	$10.53	$8.36

        The following table summarizes common stock options, equity-based incentive awards and restricted stock units activity for the Company:

	Restricted stock units	Common Stock Options		Equity-based incentive awards
	Quantity	Quantity	Weighted Average Exercise Price	Quantity	Weighted Average Exercise Price
Outstanding as of December 31, 2013	534,463	2,405,068	19.20	1,571,319	14.00

Granted	783,584	15,000	9.07	—	—
Exercised	(51,447)	—	—	—	—
Forfeited	(485,310)	(47,500)	9.07	—	—
Expired	—	(962,706)	21.54	(1,571,319)	14.00

Outstanding as of December 31, 2014	781,290	1,409,862	17.84	—	14.00

        The following table summarizes information about nonvested common stock options, equity-based incentive awards and restricted stock units:

	Restricted stock units		Common stock options		Equity-based incentive awards
	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value	Quantity	Weighted Average Grant-date Fair Value
Nonvested as of December 31, 2013	534,463	10.53	48,752	2.43	—	—

Granted	783,584	8.36	15,000	0.77	—	—
Vested	(51,447)	11.26	(16,252)	2.43	—	—
Forfeited	(485,310)	10.10	(47,500)	1.90	—	—

Nonvested as of December 31, 2014	781,290	8.62	—	—	—	—

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

15.   STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information about vested common stock options, equity-based incentive awards and restricted stock units:

	Restricted stock units	Common Stock Options			Equity-based incentive awards
	Quantity	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Quantity	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
December 31, 2014	—	1,409,862	17.84	4.7	—	—	—

        The intrinsic value of the Company's common stock options outstanding and exercisable as of December 31, 2014 amounted to nil.

        The following table summarizes information about the intrinsic value of Company's common stock options, equity-based incentive awards and restricted stock units exercised during 2012, 2013 and 2014:

	2012	2013	2014
Total intrinsic value of options exercised	$4,624	$122	—
Total intrinsic value of equity-based incentive awards exercised	$35	$242	—
Total intrinsic value of restricted stock units	$—	$—	$457

        As of December 31, 2014, all vested options and equity-based incentive awards under the 2009 Plan were exercisable. In the periods ended December 31, 2012, 2013 and 2014, the Company recognized expenses under the 2009 Plan of $4,779, $798 and $16, respectively.

        In the period ended December 31, 2013 and 2014, the Company recognized $1,035 and $3,480 of expense attributable to RSUs under the 2013 Plan, respectively. The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of December 31, 2014 approximates $8.7 million, of which $1.3 million and $0.7 million relates to RSU granted in 2013 and 2014, respectively, and $6.7 million relates to RSU for which performance criteria for the 2015 and following years are not set, which is expected to be expensed over a weighted average period of 2.6 years. The Company expects to settle employee RSU exercises out of treasury stock.

16.   RELATED-PARTY TRANSACTIONS

Transactions with principal stockholders

        Telcrest—Telcrest Investments Limited, a Cypriot company ("Telcrest"), became one of the Company's principal stockholders in June 2011. The beneficial owners of Telcrest, including Bank Rossiya (which is not affiliated with Rossiya television channel), have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV, TRK 5 and Art Pictures Vision. Dividends declared and paid to Telcrest amounted to $20,569 and $24,916 in 2012 and 2013, respectively. In 2014, dividends declared to Telcrest of $27,684 were blocked pursuant to the US sanctions imposed on Bank Rossyia and LLC IC Abros described in Note 4.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

16.   RELATED-PARTY TRANSACTIONS (Continued)

        Modern Times Group MTG AB ("MTG")—Dividends declared and paid to MTG amounted to $31,203, $37,806 and $42,006 in 2012, 2013 and 2014, respectively.

17.   COMMITMENTS AND CONTINGENCIES

  Amendment to Mass Media law

        On October 14, 2014, President Putin signed into law an amendment to the Russian law "On Mass Media", which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016, by which time each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock. As a consequence, neither the Company nor the current beneficial ownership structure of the group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and the Company would be unable to exercise its voting rights in its Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding the Company's ownership, and may materially adversely affect the value of its common stock.

        Our Board of Directors, through its Advisory Committee, is continuing to work with the Company's management and with external legal, financial and tax advisors to identify, evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of the Company' stockholders. The Board continues to consider a variety of potential alternatives, including corporate restructuring, franchising and licensing structures, capital reorganization and divestments. These alternatives include a potential sale transaction of the group's Russian businesses or of the shares of common stock of the Company, along with a redomiciliation of the parent company to Russia.

        As of the date these financial statements are publicly released, no affirmative decision on the alternatives has been made. Depending on further developments and Board decisions, if the Board

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

were to pursue a sale of the business, there can be no assurance that it would be successful in negotiating a transaction on acceptable terms or at all. In particular, any disposal may not result in proceeds at a level that reflects the underlying value of the Company's business, particularly in light of ongoing volatility of Russian economy and contraction of the advertising market, as well as the limitation of the pool of potential purchasers to Russian persons that are not subject to applicable international sanctions. As a result, the value of the common stock of the Company could further decline. As of December 31, 2014, the Company's market capitalization was $758,562 (at the closing price $4.87 per share); the consolidated net book value (or stockholders' equity) amounted to $417,442 (after the impairment losses recorded in 2014, as described in Note 10). The closing price for the Company's common stock on March 1, 2015, was $4.2 per share.

        In addition, the Company's response to this new law will require significant Board and management time and attention, which will continue to distract from the normal operations of the Company's business. A sale or restructuring of the Company's Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

Operating environment

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

        In 2014 and early 2015, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a forecasted decline in gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Any continuing economic and political instability, potentially including continued or additional international economic sanctions, could have negative impact on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, the Company's advertising revenues may be significantly reduced, materially adversely affecting its results of operations.

        Exchange Rate—Although the Company's reporting currency is the US dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. In 2014, the Russian ruble depreciated against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

compared to the US dollar during 2013. In 2013, the Russian ruble depreciated against the US dollar by 7%, and was on average 2% lower than the average value of the Russian ruble compared to the US dollar during 2012.

        Additionally, given that substantially all of the Company's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Company must make in currencies other than the Russian ruble. The Company generally pays for non-Russian produced programming in US dollars. As of December 31, 2014 the Company had US dollar denominated contractual commitments for the acquisition of approximately $47.3 million in programming rights in 2015, $12.2 million in 2016 and $0.2 million in 2017. As of December 31, 2014, US dollar-denominated cash and cash deposits comprised approximately $109.7 million; in addition, as of December 31, 2014, the Company had outstanding foreign exchange forward contracts to purchase $6.5 million at an average exchange rate of RUR 47.7 to $1 in 2015, to reduce a portion of its foreign exchange risk related to US-dollar denominated payments. The Company has not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future US dollar denominated payments.

        The prevailing exchange rate as of December 31, 2014 was RUR 56.26 to $1.00. During the period from December 31, 2014 to March 1, 2015, the Russian ruble further depreciated against the US dollar to RUR 61.27 to $1.00. If the exchange rate between the ruble and the US dollar were further to depreciate, the revenues and operating results of the Company, as reported in US dollars, would be adversely affected

        Transition to Digital Broadcasting—The Company believes that the introduction of digitalization will not adversely affect its ability to broadcast in the medium term, as its channels will continue to broadcast in the analog format under existing analog licenses until the transition to the digital format is completed. However, there is currently great uncertainty regarding the effect of the implementation of digital broadcasting on the Company's business models, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. While digital broadcasting would increase CTC's and Domashny's overall technical penetration, the necessary investments for digital migration may not be fully monetized. Also, uncertainty exists about Peretz's technical penetration and its impact on advertising revenues. Subject to the availability of further information from the government and market participants, and the Company's ability to make further assessments of the government's plans.

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

        The Company has entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with notional amounts of $63.1 million that were designated and qualify as fair value hedges, the Company recognized foreign currency gains on the derivative instruments of $4.5 million, as well as offsetting foreign currency losses on the hedged item in its consolidated statement of income for the period ended December 31, 2014. In 2013, the Company recognized foreign currency gains of $916 on the derivative instruments that were designated and qualify as fair value hedges.

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

        For derivative instruments with notional amounts of $220.6 million that were designated and qualify as non-designated hedges related to US dollar denominated payments the Company recognized foreign currency gains of $10.2 million for the year ended December 31, 2014. In 2013, the Company recognized foreign currency gains of $2,033 on the derivative instruments that were designated and qualify as non-designated hedges.

Concentrations

        The Company's revenues received from the top ten advertisers accounted for approximately 34%, 34% and 29% of the Company's total Russian advertising revenues 2012, 2013 and 2014, respectively.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of December 31, 2014:

	Total	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$127,732	$110,323	$17,161	$248	$—	$—
Transmission and satellite fees	70,445	14,548	15,274	16,136	16,958	7,529
Leasehold obligations	26,028	5,244	5,551	5,830	4,521	4,882
Network affiliation agreements	8,846	1,901	2,012	2,097	2,201	635
Payments for intellectual rights	11,536	2,079	2,185	2,306	2,426	2,540
Other contractual obligations	19,263	3,656	3,628	3,829	3,989	4,161

Total	$263,850	$137,751	$45,811	$30,446	$30,095	$19,747

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company will incur additional costs. In March 2013, the Company entered into 10-year transmission agreements

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, the Company amended the agreements to specify service fees for 2014 and cash payments for the period from 2014 to 2018. The Company's digital transmission expense for 2014 related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") was $3.0 million and will be approximately $4.4 million in 2015 for CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, during the period 2015-2018, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). It is expected that this infrastructure will be put into operation in 2019. According to the amended terms of agreements, in addition to the transmission services in the 50+ coverage cities described above, the Company expects to advance payments towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels. In aggregate the Company expects to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,034 million rubles or $18.4 million by the end of 2018 (at an exchange rate of RUR 56.3 to $1.00 as of December 31, 2014). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. In 2014, advance payments towards the construction of the digital infrastructure in the 50– coverage regions was approximately 390 million rubles or $6.9 million for CTC and Domashny channels in aggregate, which are presented as other non-current assets on the Company's balance sheets.

        In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2014, the Company incurred approximately $24 million of such expenses.

Operating leases

        The Company has several operating leases for office space with terms ranging from one to eleven years, including lease of office space in an office building in central Moscow. Total operating lease expenses were $7,032, $6,969 and $6,092 in 2012, 2013 and 2014, respectively.

Non-income taxes

        The Company's policy is to accrue for contingencies related to non-income taxes in the accounting period in which the liability is deemed probable and the amount is reasonably determinable. In this regard, because of the uncertainties associated with the Russian tax system, the Company's final Russian taxes may be in excess of the estimated amount expensed to date and accrued at December 31, 2013 and December 31, 2014. This is due to a combination of the evolving nature of applicable tax legislation, varying approaches by regional and local tax inspectors, and inconsistent rulings on technical matters at the judicial level. The tax authorities may take a more assertive position in their assessment of the legislation and it is possible that transactions and activities that have not been challenged in the past may be challenged retroactively.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

17.   COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2013 and December 31, 2014, the Company included accruals for contingencies related to non-income taxes totaling $328 and $170, respectively, as a component of accrued liabilities.

        Additionally, the Company has identified possible contingences related to non-income taxes, which are not accrued. Such possible non-income tax contingencies could materialize and require the Company to pay additional amounts of tax. As of December 31, 2014, management estimates such contingencies related to non-income taxes to be up to approximately $609.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

18.   SEGMENT INFORMATION (Continued)

	Year ended December 31, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses	Impairment loss
CTC Channel	$499,131	$1,327	$165,764	$387,536	$(6,984)	$(207,408)	$—
Domashny Channel	110,674	106	21,802	71,089	(5,565)	(50,451)	—
Peretz Channel	66,254	7	(26,674)	49,012	(8,749)	(30,553)	(29,356)
Channel 31	22,597	—	4,181	24,256	(2,524)	(10,932)	—
All Other	12,717	87	(14,012)	91,185	(2,260)	(790)	—
Business segment results	$711,373	$1,527	$151,061	$623,078	$(26,082)	$(300,134)	$(29,356)

Eliminations	—	(1,527)	—	(14,025)	—	—	—
Consolidated results	$711,373	$—	$151,061	$609,053	$(26,082)	$(300,134)	$(29,356)

19.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Operating revenue	$195,287	$206,015	$171,084	$259,717
Operating income	42,184	49,395	44,187	71,933
Net income attributable to CTC Media, Inc. stockholders	28,588	31,593	46,655	45,504
Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.18	$0.20	$0.30	$0.29
Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.18	$0.20	$0.30	$0.29

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating revenue	$186,247	$184,312	$158,567	$182,247
Operating income	48,139	38,620	44,260	20,042
Net income attributable to CTC Media, Inc. stockholders	31,216	26,661	31,595	19,598
Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.20	$0.17	$0.20	$0.13
Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.20	$0.17	$0.20	$0.13

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

20.   SUBSEQUENT EVENTS

        On March 4, 2015, the Company's Board declared a dividend of $0.175 per outstanding share of common stock, or approximately $27.3 million in total, to be paid on or about March 31, 2015 to stockholders of record as of March 16, 2015.

        During the period from December 31, 2014 to March 1, 2015, the Russian ruble further depreciated 8% against the US dollar. The further depreciation of local currencies would have a material negative impact on the Company's results of operations in 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ YULIANA SLASHSHEVA Yuliana Slashsheva Chief Executive Officer
By:	/s/ STANISLAV PLOSCHENKO Stanislav Ploschenko Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ YULIANA SLASHSHEVA Yuliana Slashsheva	Chief Executive Officer (Principal Executive Officer)	March 5, 2015
/s/ STANISLAV PLOSCHENKO Stanislav Ploschenko	Chief Financial Officer (Principal Financial Officer)	March 5, 2015
/s/ YULIA SHTYROVA Yulia Shtyrova	Acting Chief Accounting Officer (Principal Accounting Officer)	March 5, 2015
/s/ ANGELO CODIGNONI Angelo Codignoni	Co-Chairman of the Board of Directors	March 5, 2015
/s/ JORGEN MADSEN LINDEMANN Jorgen Madsen Lindemann	Director	March 5, 2015
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 5, 2015

S-1

Signature	Title	Date

/s/ IRINA GOFMAN Irina Gofman	Director	March 5, 2015
/s/ MATHIAS HERMANSSON Mathias Hermansson	Director	March 5, 2015
/s/ WERNER KLATTEN Werner Klatten	Director	March 5, 2015
/s/ JEAN-PIERRE MOREL Jean-Pierre Morel	Director	March 5, 2015
/s/ ALEXANDER PENTYA Alexander Pentya	Director	March 5, 2015
/s/ TIMUR WEINSTEIN Timur Weinstein	Director	March 5, 2015

S-2

EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4		Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7		Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1		Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.2	++	1997 Stock Option/Stock Issuance Plan	S-1	10.2	March 6, 2006	333-132228
10.16.1	++	Employment Contract, dated May 10, 2006 by and between OOO Marathon-TV (CTC Moscow) and Sergey Petrov	S-1	10.16.1	May 12, 2006	333-132228
10.16.2	++	Employment Contact, dated May 10, 2006 by and between ZAO CTC Region and Sergey Petrov	S-1	10.16.2	May 12, 2006	333-132228
10.40		Form of Registration Rights Agreement, dated May 1, 2006 by and among CTC Media and certain of its stockholders	S-1	10.40	May 1, 2006	333-132228
10.41	++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228
10.43		Form of Registration Rights Agreement between CTC and certain of its stockholders	S-1	10.43	April 11, 2006	333-132228
10.49	++	Notice of Grant of Stock Option dated July 19, 2006 to Sergey Petrov (Non-Statutory Stock Option) and related Stock Option Agreement	10-Q	10.49	July 31, 2006	000-52003
10.87	++	Form of Notice of Option Grant under the 2009 Stock Incentive Plan (with schedule of optionholders)	10-K	10.87	March 1, 2010	000-52003
10.89	++	Form of Equity-Based Incentive Award Agreement	10-Q	10.89	August 5, 2010	000-52003
10.90		Supplemental Termination Agreement between Closed Joint Stock Company "CTC Network" and Closed Joint Stock Company "Company TSV" (Video International Group) dated as of September 1, 2010	8-K	99.1	September 1, 2010	000-52003
10.91		Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91	March 1, 2011	000-52003
10.91.1		Additional Agreement #1 dated December 28, 2010 to Agreement between Closed Joint Stock Company "EvereST-S" (the "CTC Sales House") and Closed Joint Stock Company "Company TSV", a member of the Video International group, dated as of November 11, 2010 (English translation)	10-K	10.91.1	March 1, 2011	000-52003
10.92		Form of agency agreements between CTC Media's owned-and-operated regional stations and local subsidiaries of Video International (English translation)	10-K	10.92	March 1, 2011	000-52003

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
10.91.2		Additional Contract No. 7 dated August 15, 2011 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	8-K	99.1	August 18, 2011	000-52003
10.91.3	+	Additional Contract No. 24 dated January 30, 2013 to the Contract No. KT-361/1110 between Closed Joint Stock Company EvereCT-C and Closed Joint Stock Company TSV Company dated as of November 11, 2010	10-K	10.91.3	March 6, 2013	000-52003
10.93		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and Open Joint Stock Company "MonArch" dated as of December 30, 2010 (English language summary**)	10-K	10.93	March 1, 2011	000-52003
10.93.1		Lease Agreement for Property at Leningradsky Prospect 31A, Building 1, Moscow, Russia, by and between Closed Joint Stock Company "CTC Network" (the "Lessee"), and an individual, dated as of December 30, 2010 (English language summary**)	10-K	10.93.1	March 1, 2011	000-52003
10.94		Stockholders' Agreement dated as of May 20, 2011 by and among CTC Media Inc., MTG Russia AB and Telcrest Investments Limited	8-K	10.1	May 20, 2011	000-52003
10.95		Agreement DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and CTC Channel	10-Q	10.1	May 2, 2013	000-52003
10.95.1		Additional Agreement #1 To Agreement DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between Russian Television and Radio Network and CTC Channel	10-Q	10.1	July 31, 2014	000-52003
10.96		Agreement DTR-802-13/D-NK-0117/2013 dated March 14, 2013 between Russian Television and Broadcasting Network and Domashy Channel	10-Q	10.2	May 2, 2013	000-52003
10.96.1		Additional Agreement #1 To Agreement DTR-082-13/D-NK-0117/2013 dated March 14, 2013 between Russian Television and Radio Network and Domashny Channel	10-Q	10.1	July 31, 2014	000-52003
10.97	++	Employment Agreement dated as of July 31, 2013 between Yuliana Slashcheva and CTC Media, Inc.	10-Q	10.1	August 6, 2013	000-52003
10.98	++	Employment Agreement dated as of January 23, 2015 between Stanislav Ploschenko and CTC Media, Inc.	Filed herewith
14.1		Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003
21.1		Subsidiaries of CTC Media	10-K	21.1	March 6, 2013	000-52003
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
32.1		Section 1350 Certification	Filed herewith
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.REF	*	XBRL Taxonomy Reference Linkbase Document

+
Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

++
Indicates a management contract or any compensatory plan, contract or arrangement.

*
submitted electronically herewith.

**
The registrant will provide a copy of the original Russian-language document to the SEC staff upon request.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2013 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2013 and 2014, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2013 and 2014, and (v) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.