Form 10-K/A
period 2014-12-31
CTC Media, Inc.
filed 2015-05-01
CIK 1354513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to

Commission file number: 000-52003

CTC Media, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1869211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31A Leningradsky Prospekt 125284, Moscow, Russia	N/A
(Address of principal executive offices)	(Zip Code)

+7-495-785-6333

(Registrant’s telephone number,
including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share.	The NASDAQ Global Select Market

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was $645,769,783. The registrant has no non-voting stock.

There were 155,762,166 shares of common stock, $0.01 par value per share, of the registrant outstanding as of March 5, 2015.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of CTC Media, Inc. to amend our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 5, 2015 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2015 annual meeting within 120 days of December 31, 2014.  With the exception of the inclusion of information required by Part III, no information contained in the Original Form 10-K has been changed.

i

i

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of April 29, 2015, together with their ages and business backgrounds:

Name	Age	Title	In Current Position Since
Angelo Codignoni(1)(3)(5)	66	Co-Chairman of the Board of Directors	June 2011
Natasha Tsukanova(3)	48	Co-Chairman of the Board of Directors	March 2015
Tamjid Basunia(2)(4)	68	Director	June 2006
Irina Gofman(1)	43	Director	July 2008
Werner Klatten(2)(3)(4)	68	Director	June 2006
Kaj Gradevik(4)	43	Director	March 2015
Jean-Pierre Morel(1)(2)(4)	63	Director	April 2012
Alexander Pentya	28	Director	November 2013
Timur Weinstein	40	Director	January 2013
Yuliana Slashcheva	40	Chief Executive Officer	August 2013
Stanislav Ploschenko	38	Chief Financial Officer	January 2015
Liliya Omasheva	44	Chief of Operational Efficiency and Organizational Development	December 2013
Sergey Petrov	43	Chief Broadcasting Officer	November 2009

(1)                                 Member of Compensation Committee.

(2)                                 Member of Audit Committee.

(3)                                 Member of Nominating and Corporate Governance Committee.

(4)                                 Member of Compliance Committee.

(5)                                 Our Board of Directors is making no nomination of a director to replace Mr. Codignoni at the 2015 annual meeting of stockholders, and accordingly Mr. Codignoni will remain in office until his successor duly elected and qualified.

None of our current executive officers are related to any other executive officer or to any of our directors.  Our executive officers are elected by our Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among any of our executive officers or directors.

Angelo Codignoni.  Mr. Codignoni has served as a member of the CTC Media Board of Directors since June 2011 and was elected Co-Chairman in December 2011. Mr. Codignoni is President of S.A.M. Acceleration Management Solutions. Mr. Codignoni has almost 30 years of experience in television, media and advertising, including the creation and management of television networks in Europe and Asia. From 1996 to 2006, he served as President and Chief Executive Officer of EUROSPORT SA, Europe’s largest sports television network. Mr. Codignoni currently serves on the boards of directors of several privately-held companies, including CJSC “ABR Management”. We believe Mr. Codignoni’s qualifications to sit on our Board of Directors include his extensive experience in the media and television industries, including his executive leadership and management experience as CEO of a major media company. Mr. Codignoni graduated with a degree in economics from Universita Cattolica del Sacro Cuore in Milan, Italy. Mr. Codignoni was originally designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders’ agreement.

Natasha Tsukanova.  Ms. Tsukanova has been a member of our Board of Directors since March 2015.  Ms. Tsukanova is the Founder and Managing Director of Xenon Capital Partners, a financial advisory firm focused on Russia and the CIS. Ms. Tsukanova previously served as Head of Investment Banking Russia/CIS at J.P. Morgan, having joined the Oil and Gas Team with J.P. Morgan in London in 1997. Ms. Tsukanova has played a leading role in a number of high profile capital markets and M&A transactions in Russia and the CIS, including the IPOs of

Rosneft and Eurasia Drilling Company; the restructuring of the Russian electric power industry; the privatization of RAO UES; ONGC’s acquisition of a stake in the Sakhalin-1 off-shore development; and the acquisition of a 50% stake in the Etinde oil and gas concession in Cameroon by a consortium of LUKOIL and New Age. Natasha and Xenon won Finance Monthly’s 2012 Deal Maker of the Year Award for Russia for bringing together an international consortium of private equity investors to acquire a 26.43% stake in Russian power producer OJSC ENEL OGK-5. Natasha is also a member of the Executive Board of Kerogen Capital, an $1 billion Asia-based oil and gas private equity fund. Ms. Tsukanova holds Ph.D. and M.A. Degrees in Economics from Moscow State University and an MBA (Honours) from INSEAD, and was a Pew Scholar at Harvard University.  Ms. Tsukanova was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders’ agreement.

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

Irina Gofman.  Ms. Gofman has been a member of our Board of Directors since July 2008. Ms. Gofman has served as CEO of MTG-Russia and CIS since 2008 and is employed by an affiliate of MTG Russia. Prior to joining MTG, Ms. Gofman served as managing partner (media) of ESN Group, a Moscow-based investment and management company. Before joining ESN Group, Ms. Gofman was chief executive officer of Rambler Media Group, a Moscow-based internet media and services group, from 2004 to 2007. During her time at Rambler Media Group, Ms. Gofman led that company’s initial public offering and listing on the Alternative Investment Market (AIM), a sub-market of the London Stock Exchange. Before joining Rambler Media Group, Ms. Gofman worked as chief operating officer of the DTV Russian television network from 2002 to 2004. We acquired the DTV network from an affiliate of MTG Russia in April 2008. Ms. Gofman has a Ph.D. in Philology from Moscow State University and an MBA from Babson College. We believe Ms. Gofman’s qualifications to sit on our Board of Directors include her experience in the media and television industries and her understanding of the Russian market.   Ms. Gofman was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders’ agreement.

Werner Klatten.  Mr. Klatten has been a member of our Board of Directors since June 2006. Mr. Klatten is currently chairman of the supervisory board of Deutsche Sporthilfe and vice chairman of the supervisory board of Constantin Medien AG, a German publicly traded media and marketing company focused on sports and entertainment. From September 2001 until August 2008 Mr. Klatten was Chief Executive Officer and chairman of the management board of Constantin Medien AG. Early in his career, Mr. Klatten joined Martin Brinkmann AG in 1977 as senior legal advisor. In 1984, he was appointed to the board of directors of Martin Brinkmann, where he was responsible for marketing and one year later became chairman of that board of directors. In 1988, Mr. Klatten moved to become chief executive officer of the television channel Sat. 1. In 1994, he moved to Spiegel-Verlag as management executive in charge of markets and revenue. Ultimately, he assumed management of Spiegel TV and, in September 2000, he became the chairman of the board of directors of SpiegelNet AG. Mr. Klatten studied jurisprudence and began his career practicing law in Hamburg, Germany. We believe Mr. Klatten’s qualifications to sit on our Board of Directors include his experience as a director of a German publicly held media company and his past executive leadership and management experience at other media companies.

Kaj Gradevik. Mr. Gradevik has been a member of our Board of Directors since March 2015.  Mr. Gradevik is rejoining the Company’s Board of Directors, having previously served as a Director of the Company from 2002 to 2009. Mr. Gradevik currently manages his own financial advisory and consultancy firm. He previously served as Vice President and Head of M&A for TeliaSonera, Europe’s fifth largest telecommunications company, from 2010 to 2012. Mr. Gradevik joined Modern Times Group MTG AB (“MTG”) in 2001 and served as the Head of Mergers & Acquisitions and Head of Business Development, where he was responsible for mergers and acquisitions as well as international expansion. Prior to joining MTG, Mr. Gradevik served as an Investment Banker at Merrill Lynch in London, specializing in mergers and acquisitions, and as a diplomat with the Swedish Ministry for Foreign Affairs. Mr. Gradevik has advised on and managed a wide range of corporate transactions, including the $750 million sale of Tele2 Norway to TeliaSonera; the $3.5 billion sale of Tele2 Russia to VTB Capital; TeliaSonera’s $1.5 billion acquisition of 49% of Kcell from Kazakhtelecom; and MTG’s initial investment in CTC Media. Mr. Gradevik holds a Master’s Degree of Political Science from Uppsala University in Sweden and is a fluent Russian speaker.  Mr. Gradevik was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders’ agreement.

Jean-Pierre Morel.  Mr. Morel joined the Board of Directors in April 2012. Mr. Morel is a partner at EKWATA Consulting and Acceleration, Ltd. From 2007 to 2008, Mr. Morel was deputy general manager at TF1. From 1997 to 2007, he was chief financial officer and general manager for finance administration and information technology at TF1 Publicité. From 1990 to 2007, he was deputy general manager and chief financial officer at TF1. Mr. Morel served on the board of directors of TF1 Video and TF1 Enterprise, Teleshopping from 1992 to 2005 and was a director at e-TF1 from 1999 to 2001. Mr. Morel was chairman of the board of directors of EuroSport from 1993 to 2000. Prior to that, he was chief financial officer of ETDE. Mr. Morel holds a MBA from ESCP Europe (Paris). He is also a chartered accountant and holds a degree from the Kellogg School of Management. We believe Mr. Morel’s qualifications to sit on our Board of Directors include his extensive experience in the media and television industries, including his executive leadership and management experience as CFO of a major media company.

Alexander Pentya.  Mr. Pentya joined the Board of Directors in November 2013. He has served since 2012 as Vice President and Head of the Management Reporting and Investment Projects department at ABR Management, the corporate management company for the Bank Rossiya group. He has served as an observer to the Board of Directors of CTC Media since 2011. Mr. Pentya joined the Bank Rossiya group in 2008, holding several positions in the finance department, including head of the subsidiaries affairs department. He worked at PricewaterhouseCoopers as an auditor from 2006 to 2008. Mr. Pentya graduated from the St. Petersburg State University Faculty of Economics. We believe Mr. Pentya’s qualifications to sit on our Board of Directors include his extensive experience in company finance and audit capacities, as well as his familiarity with our business and industry. Mr. Pentya was designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders’ agreement.

Timur Weinstein.  Mr. Weinstein joined the Board of Directors in January 2013. Mr. Weinstein is a shareholder and chairman of the board of directors of WeiT Media, a production company he founded in 2009. WeiT Media became strategic partners with Endemol, an international television production and distribution company, in 2010. Endemol now owns 51% of WeiT Media. Mr. Weinstein has been a producer of the Russian National Cinema Award Nika since 2000. Between 2000 and 2006 Mr. Weinstein was a shareholder and general producer of Lean-M Company, one of Russia’s top production companies, which he founded. Sony Pictures Television International (SPTI) acquired a controlling share of Lean-M Company in 2006, the first joint venture between a major international television company and a Russian production company. SPTI purchased Mr. Weinstein’s share of Lean-M Company in 2009. Mr. Weinstein graduated from Azerbaijan State Medical University in 1996 with a degree in psychiatry and from the Russian Institute of TV Workers in 1998 with a degree in TV directing. He is a member of the Russian Academy of Television, the Russian Academy of Cinematographic Art, and the Russian Producers Association. We believe Mr. Weinstein’s qualifications to sit on our Board of Directors include his extensive experience in the media and television industries, including his leadership and experience in television production in Russia. Mr. Weinstein was designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders’ agreement.

Yuliana Slashcheva. Ms. Slashcheva, age 40, was appointed CTC Media’s Chief Executive Officer in August 2013. Previously, Ms. Slashcheva was the President and CEO of Mikhail & Partners agency, Russia’s largest domestic strategic communications company. Having first joined Mikhail & Partners in 1994, Ms. Slashcheva was responsible for the planning and implementation of a wide range of large-scale international projects. Ms. Slashcheva was a Partner at BBDO Marketing between 2004 and 2005, prior to which she was a board member and Corporate Communications Director of Russian energy investment company ESN Group, and Deputy General Director of Russian regional energy distribution company Kolenergo, between 2001 and 2004. Ms.

Slashcheva was ranked as one of the top 20 most influential businesswomen in Russia by Kompania magazine in 2013. She was the top ranked manager of a communications company by Kariera magazine in 2012, and won the 7th Annual National Media Manager of Russia Award in 2007. Ms. Slashcheva graduated with a degree in Marketing, Economics and Management from the Moscow Academy of Humanities and Social Sciences.

Stanislav Ploschenko. Mr. Ploschenko, age 38, joined CTC Media in as our Chief Financial Officer in January 2015. Mr. Ploschenko was most recently SVP for Finance at global mining and metals company Mechel. He joined Mechel in 2006, after having worked as head of the metals and mining division at Commerzbank (Eurasia). Mr. Ploschenko started his career as an auditor with Bank’s Audit Service ZAO. Mr. Ploschenko graduated from the Russian State Academy of Finance, specializing in International Economic Relations. He also received an MSc in International Securities, Investment & Banking from the ISMA Centre, University of Reading, and a BA (Hons) in International Finance and Trade from the University of Portsmouth.

Liliya Omasheva, age 44, was appointed Chief of Operational Efficiency and Organizational Development in December 2013. From May to November 2013 she held the position of Executive Director of the United Company Afisha-Rambler-SUP; Executive Director of Rambler Internet Holding, LLC; and Sup Media, CJSC. Starting in fall of 2007, she held the position of Executive Director for Sup Media, as well as Gazeta.ru and +Sol, LLC, which form part of the company. Before that, she worked five years in the advertising industry as Financial Director and then Executive Director of BBDO Group Russia. Before joining advertising, she held a series of key positions at Coca-Cola Russia. Ms. Omasheva graduated from the Financial Academy under the Government of the Russian Federation.

Sergey Petrov.  Mr. Petrov, age 43, joined CTC Media in 1998 and was appointed General Director of our Television Station Groups in March 2006, Chief Infrastructure Officer in November 2008, and Chief Broadcasting Officer in November 2009. Mr. Petrov has served as a director of our subsidiary EvereST-S since August 2010, and of our subsidiary CTC Network since October 2010. He also serves as General Director of our CTC Moscow station. He previously held a number of positions with us, including Director of the CTC Sales Department from 2000 until March 2006 and Director of CTC Distribution from 1999 through 2000.

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

The following is a list of the late filings of Section 16(a) reports during 2014 by our executive officers and directors that were serving as of December 31, 2014:

•                  Sergey Petrov, our Chief Broadcasting Officer, filed a late Form 4 on June 19, 2014 in connection with a sale of securities on June 12, 2014.

•                  Nikolay Surikov, who previously served as our Chief Financial Officer, filed a late Form 4 on June 19, 2014 in connection with a sale of securities on June 16, 2014.

•                  Yulia Moskvitina, who previously served as our Chief Commercial Officer, filed a late Form on June 19, 2014 in connection with a sale of securities on May 27, 2014.

•                  Yulia Shtyrova, who previously served as a our Controller and Acting Chief Accounting Officer, filed a late Form 4 on June 19, 2014 in connection with a sale of securities on May 12, 2014.

Code of Business Ethics and Conduct

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

CORPORATE GOVERNANCE

Our Board of Directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve the best interests of CTC Media and our stockholders. These guidelines, which provide a framework for the conduct of our Board of Directors’ business, provide that:

•                  our Board of Directors’ principal responsibility is to oversee the management of CTC Media;

•                  a majority of the members of our Board of Directors shall be independent directors, unless otherwise permitted by Nasdaq rules;

•                  the independent directors meet at least twice a year in executive session and at other times at the request of any independent director; and

•                  directors have full and free access to management.

Board Leadership Structure

Pursuant to the terms of our Stockholders’ Agreement, Angelo Codignoni and Natasha Tsukanova have been designated as Co-Chairmen of our Board of Directors by Telcrest and MTG Russia, respectively. Mr. Codignoni is President of S.A.M. Acceleration Management Solutions and was previously President and Chief Executive Officer of EUROSPORT SA, Europe’s largest sports television network.  He is also a member of the board of directors of CJSC “ABR Management”, an affiliate of one of our principal shareholders. Ms. Tsukanova is the Founder and Managing Director of Xenon Capital Partners, a financial advisory firm focused on Russia and the CIS. Mr. Codignoni has extensive experience in the media and television industries, and Ms. Tsukanova has extensive experience in corporate finance and corporate transactions. In light of the relevance of their experience to our business, our Board of Directors believes that our Co-Chairmen are uniquely able to understand and advocate for the rights and interests of our stockholders and are particularly well-suited to representing the interests of all of our stockholders. In addition, our Board of Directors has separated the roles of Chairman and Chief Executive Officer because it believes, at this time, that this structure best enables our Board of Directors to ensure that CTC Media’s business and affairs are managed effectively and in the best interests of stockholders. Pursuant to our Economic Sanctions Compliance Policy, while Telcrest continues to be deemed to be an SDN, all Telcrest designated directors, including Mr. Codignoni, will be recused from participation in any deliberations and decisions of our Board in respect of any transaction or dealings.

Board Determination of Independence

Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has determined that, with the exception of Timur Weinstein, none of our directors has a relationship that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director and, therefore, that each is an “independent director” as defined under Nasdaq Rule 4200(a)(15). Our Board of Directors did not reach this determination with respect to Timur Weinstein in light of his relationship with WeiT Media, which has ongoing agreements with CTC Media for the provision of production services.

In determining the independence of our directors, our Board of Directors considered each of the transactions discussed in “Certain Relationships and Related Party Transactions” below.

Board of Directors Meetings and Attendance

Our Board of Directors met seven times during 2014. During 2014, each director then serving, attended in person or by phone at least 75% of the aggregate of the total number of meetings of our Board of Directors and the total number of meetings of all committees of our Board of Directors on which he or she served.

Director Attendance at Annual Meeting of Stockholders

Our corporate governance guidelines provide that directors are expected to attend the annual meeting of stockholders. Lorenzo Grabau, a former Co-Chairman of our Board of Directors, and Mr. Basunia attended the 2014 annual meeting of stockholders.

Committees of our Board of Directors

Our Board of Directors has established three principal standing committees—Audit, Compensation and Nominating and Corporate Governance—each of which operates under a charter that has been approved by our Board of Directors. Each committee’s current charter is posted in the Investors link on our website, www.ctcmedia.ru, under the heading Corporate Governance. In addition, during 2014 our Board of Directors formed a Compliance Committee and an Advisory Committee.

Our Board of Directors has determined that all of the members of each of our Board of Directors’ standing committees are independent as defined under the rules of the Nasdaq Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

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

•                  reviewing and approving or ratifying any related person transactions; and

•                  preparing the audit committee report required by SEC rules, which is included herein.

The members of our Audit Committee are Messrs. Basunia, Klatten and Morel. Our Board of Directors has determined that Tamjid Basunia is an “audit committee financial expert” as defined by applicable SEC rules. Our Audit Committee met five times.

Compensation Committee

The Compensation Committee’s responsibilities include:

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

•                  administering our equity incentive plans; and

•                  preparing any report on executive compensation required by the rules and regulations of the SEC.

The processes and procedures followed by our Compensation Committee in considering and determining executive and director compensation are described below under the heading “Information About Executive and Director Compensation”.

The members of our Compensation Committee are Mr. Codignoni, Ms. Gofman and Mr. Morel.  The Compensation Committee met formally two times and approximately five times informally. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with the Company’s management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

•                  identifying individuals qualified to become members of our Board of Directors;

•                  recommending to our Board of Directors the persons to be nominated for election as directors and to each of our Board of Directors’ committees; and

•                  developing and recommending corporate governance principles to our Board of Directors.

The processes and procedures followed by the Nominating and Corporate Governance Committee in identifying and evaluating director candidates are described below under the heading “Director Nomination Process”.  The members of our Nominating and Corporate Governance Committee are Mr. Codignoni, Ms. Tsukanova and Mr. Klatten. Our Nominating and Corporate Governance Committee met once in 2014.

Compliance Committee

In light of the recent Ukraine-related sanctions imposed by the United States and the European Union, on March 24, 2014, our Board of Directors formed a Compliance Committee. The Compliance Committee’s responsibilities include:

•                  reviewing the Company’s policies and establishing procedures to ensure that our business and corporate governance practices comply with applicable law, including sanctions requirements;

•                  reviewing and approving certain third-party transactions; and

•                  overseeing management’s internal compliance function.

The members of our Compliance Committee are Messrs. Gradevik (Chairman), Basunia, Klatten, and Morel. None of the members of the Compliance Committee is a director designated by Telcrest Investments Limited, a significant minority shareholder of ours, beneficially owned, directly or indirectly, by Bank Rossiya, a Russian open joint stock company, which has been designated an SDN pursuant to Executive Order 13662.

Our Board of Directors’ Role in Risk Oversight

Our Board of Directors has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks the Company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for our Company. The involvement of our Board of Directors in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes an appropriate level of risk for our Company. Our Board of Directors regularly discusses with management the Company’s major risk exposures, their potential impact on our Company and the steps we take to manage them.

Although our Board of Directors has ultimate oversight responsibility for the risk management process, the Audit Committee and the Compliance Committee fulfill critical roles in our risk management. In particular, the Audit Committee focuses on assessing and mitigating financial risk, including the adequacy of internal controls and management’s internal assessment of our internal control over financial reporting, and reports regularly to the full Board of Directors in this regard.  Our Compliance Committee focuses on regulatory compliance and related risks, particularly related to applicable sanctions requirements and their impacts on the Company, its business processes and partners, and corporate governance practices.  Our Compliance Committee is responsible for ultimate oversight of the implementation of our Economic Sanctions Compliance Policy.

Director Nomination Process

In accordance with the terms and conditions of the Stockholders’ Agreement, our Board of Directors consists of nine members, three of whom have been designated by MTG Russia and three of whom have been designated by Telcrest. One member designated by each of MTG Russia and Telcrest serves as one of the Co-Chairmen of our Board of Directors. Pursuant to the terms of the Stockholders’ Agreement, Messrs. Codignoni, Pentya and Weinstein have been designated by Telcrest and Mses. Gofman and Tsukanova and Mr. Gradevik have been designated by MTG Russia. In addition, pursuant to the Stockholders’ Agreement, our Board of Directors designates three additional directors, each of whom are to qualify as “independent” for audit committee purposes under applicable Nasdaq and SEC rules and regulations, by a simple majority.

With regard to the directors not designated by MTG Russia or Telcrest, our Board of Directors is responsible for selecting nominees for election by the stockholders. The Nominating and Corporate Governance Committee recommends to our Board of Directors candidates for election or re-election. The Nominating and Corporate Governance Committee makes its recommendations based on the needs of our Board of Directors as determined by periodic evaluations of our Board of Directors’ performance and composition, as well as the individual strengths and weaknesses of the candidates. The candidates are selected from qualified candidates recommended by our Board of Directors, the Nominating and Corporate Governance Committee or any other reliable source, including stockholders. In general, we seek as directors individuals with substantial management experience who possess the highest personal values, judgment and integrity, an understanding of the environment in which we do business, and diverse experience in the key business, financial and other challenges that face a corporation such as ours.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, in care of Chief Legal Officer, CTC Media, Inc., 31A Leningradsky Prospekt, Moscow, 125284 Russia. Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Corporate

Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying the same criteria, as it does in considering other candidates.

Stockholders also have the right under our By-Laws to directly nominate director candidates, without any action or recommendation on the part of the Nominating and Corporate Governance Committee or our Board of Directors.

In considering whether to recommend any candidate for inclusion in our Board of Directors’ slate of recommended directors, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee applies the criteria set forth in CTC Media’s Corporate Governance Guidelines. These criteria include the candidate’s integrity, business acumen, experience, commitment, diligence, conflicts of interest and the ability to act in the interests of all stockholders. Our Corporate Governance Guidelines specify that the value of diversity on the Board should be considered by the Nominating and Corporate Governance Committee in the director identification and nomination process. The Committee seeks nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. CTC Media believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law.

Item 11.         Executive Compensation

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2014 and as anticipated for Fiscal 2015.  Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Executive Compensation

The following tables set forth certain information concerning the compensation for each of the last three fiscal years of our Chief Executive Officer, our Chief Financial Officer and the next three most highly compensated executives of CTC Media during 2014.  All of these individuals were serving as executive officers as of December 31, 2014.

All salaries and bonuses are denominated and paid in Russian rubles (RUR), except as otherwise stated. In presenting the equivalent dollar amounts of ruble compensation expenses for “Salary”, “Bonus” and “All Other Compensation” amounts, we have used the monthly average exchange rate of RUR 31.09 to $1.00 for 2012; RUR 31.85 to $1.00 for 2013 and RUR 38.42 to $1.00 for 2014. The exchange rate between the Russian ruble and the U.S. dollar as reported by the Central Bank of the Russian Federation on April 27, 2015 was RUR 50.2473 to $1.00. “Option Awards” are expensed in dollars; the translations into rubles were calculated using the average exchange rates indicated above. The Russian ruble depreciated against the U.S. dollar by 42% during 2014, and the average exchange rate of the ruble against the U.S. dollar was 17% lower in 2014 than in 2013.

2014 SUMMARY COMPENSATION TABLE

(RUR in thousands)

Name and Principal Position	Fiscal year	Salary	Bonus(1)		Equity Awards(2)	Performance- Based Cash Bonuses under Non- Equity Incentive Plan(3)	All Other compensation	Total
Yuliana Slashcheva Chief Executive Officer(4)	2014	31,997	31,780		27,623	37,394	3,570	132,364
	2013	10,360	7,963	(9)	3,213	—	1,235	22,771
	2012	—	—		—	—	—	—

Nikolay Surikov Chief Financial Officer(5)	2014	12,627	2,291		16,540	6,493	2,177	40,128
	2013	11,182	7,998		4,390	1,948	2,720	28,238
	2012	2,694	—		—	2,705	485	5,884

Viacheslav Murugov Chief Content Officer(6)	2014	23,674	—		23,348	11,589	4,615	63,226
	2013	20,218	4,071		6,386	5,622	4,384	40,681
	2012	15,276	—		—	4,459	3,051	22,786

Liliya Omasheva Chief of Operational Efficiency and Organizational Development(7)	2014	10,812	6,096		13,609	8,640	289	39,446
	2013	904	—		—	—	69	973
	2012	—	—		—	—	—	—

Sergey Petrov Chief Broadcasting Officer(8)	2014	8,588	5,300		16,734	5,289	1,607	37,518
	2013	7,317	435		4,390	3,478	1,542	17,162
	2012	7,147	—		—	6,955	1,750	15,852

2014 SUMMARY COMPENSATION TABLE

(U.S. Dollars)

Name and Principal Position	Fiscal Year	Salary	Discretionary Bonus(1)	Equity Awards(2)	Performance- Based Cash Bonuses under Non- Equity Incentive Plan(3)	All Other Compensation	Total
Yuliana Slashcheva Chief Executive Officer(4)	2014	832,821	523,726	718,970	588,800	92,920	2,757,237
	2013	325,261	250,000	100,886	—	38,790	714,937
	2012	—	—	—	—	—	—

Nikolay Surikov Chief Financial Officer(5)	2014	328,657	38,726	430,494	169,001	56,663	1,023,541
	2013	351,098	251,112	137,840	61,154	85,401	886,605
	2012	86,653	—	—	87,013	15,601	189,267

Viacheslav Murugov Chief Content Officer(6)	2014	616,189	—	607,717	301,640	120,120	1,645,666
	2013	634,777	127,812	200,500	176,503	137,645	1,277,237
	2012	491,363	—	—	143,433	98,128	732,924

Liliya Omasheva Chief of Operational Efficiency and Organizational Development(7)	2014	281,416	100,000	354,207	224,883	7,522	968,028
	2013	28,383	—	—	—	2,166	30,549
	2012	—	—	—	—	—	—

Sergey Petrov Chief Broadcasting Officer(8)	2014	223,529	137,949	435,555	137,663	41,827	976,523
	2013	229,725	13,648	137,840	109,187	48,420	538,820
	2012	229,887	—	—	223,712	56,278	509,877

(1)                                 The amounts in this column reflect discretionary cash bonuses.

(2)                                 The amounts in this column reflect the grant date fair value of restricted stock units awarded in the years indicated. These amounts do not represent the actual amounts paid or realized for these awards in the years indicated. Please see “Stock-Based Compensation” in note 2 and note 15 to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of the assumptions used in valuing options and stock awards. In addition, please see “—Compensation Discussion and Analysis—Compensation Components—Equity Incentives”.

(3)                                 The amounts in this column reflect annual performance-based cash bonuses.

(4)                                 Ms. Slashcheva was appointed our Chief Executive Officer as of August 1, 2013. Ms. Slashcheva’s base salary was $800,000 and salary payments include additional amounts required under Russian law for vacation days and business trips, thus total salary 2014 was $832,821. “All Other Compensation” consisted of car-and-driver related expenses of $78,702 , disability insurance premiums of $14,219 and family medical insurance premiums of $9,731 in 2014 and car-and-driver related expenses of $26,566, disability insurance premiums of $4854 and family medical insurance premiums of $11,738 in 2013. For 2014, Ms. Slashcheva received a discretionary bonus of $523,726, consisting of $23,726 for multiplex contract negotiations and substantial expense reduction, which was paid in Russian rubles at the exchange rate on the day of payment, which was RUR 54.7932 = $1.00, thus the amount of this bonus paid was RUR 1,300,000; and $500,000 for outstanding results for the year in the extremely challenging economic and legal environment, including the renewing of the core of creative team for all three channels, successful launch of the new channel and ecommerce project, new media and transmedia achievements and cost optimization, which was paid in Russian rubles at the exchange rate on the day of payment, which was RUR 60.9595 = $1.00, thus the total amount of the bonus paid was RUR 30,479,750.

Ms. Slashcheva received a discretionary bonus of $250,000 for 2013. This bonus was paid in Russian rubles at the exchange rate on the day of payment, which was RUR 36.4566 = $1.00, thus the total amount of the bonus paid was RUR 9,114,150.  In accordance with the calculation of all amounts in the table above, the amount of discretionary bonus of Ms. Slashcheva was calculated at the monthly average exchange rate of RUR 31.85 to $1.00 for 2013.  Therefore, the discretionary bonus for Ms. Slashcheva in the table above is indicated as RUR 7,962,500.

(5)                                 Mr. Surikov joined the Company as Chief Financial Officer effective October 1, 2012 and resigned effective January 23, 2015. Mr. Surikov’s salary payments include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” consisted of car-and-driver related expenses of $54,221 and disability insurance premiums of $2,439 in 2014; car-and-driver related expenses of $82,493 and disability insurance premiums of $2,908 in 2013; and car-and-driver related expenses of $13,251 and disability insurance premiums of $2,349 in 2012. Mr. Surikov received a discretionary bonus of $38,726 (RUR 1,300,000 for multiplex contract negotiations and substantial expense reductions, paid in Russian rubles at the exchange rate on the day of payment of RUR 54.7932 = $1.00, thus the amount of this bonus paid was $23,726; and a cash bonus of $15,000 for US tax optimization efforts, paid in Russian rubles at the exchange rate on the day of payment, which was RUR 66.0585 = $1.00, thus the total amount of the bonus paid was RUR 2,290,878.

(6)                                 Mr. Murugov was our Chief Content Officer through December 2014.  Mr. Murugov’s salary payments include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” consisted of car-and-driver related expenses of $117,392 and disability insurance premiums of $2,734 in 2014; car-and-driver related expenses of $134,418 and disability insurance premiums of $3,228 in 2013; and car-and-driver related expenses of $95,818 and disability insurance premiums of $2,311 in 2012.

(7)                                 Ms. Omasheva joined the Company as Chief of Operational Efficiency and Organizational Development effective December 2, 2013. Ms. Omasheva’s salary payments include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” consisted of personal car expenses of $5,076, disability insurance premiums of $2,456 in 2014 and personal car expenses of $1,864 and disability insurance premiums of $295 in 2013. Ms. Omasheva received a discretionary bonus of $100,000 for optimization of processes and structure, and cost optimization in excess of targets for 2014. This bonus was paid in Russian rubles at the exchange rate on the day of payment, which was RUR 60.9595 = $1.00, thus the total amount of the bonus paid was RUR 6,095,950.

 (8)                              Mr. Petrov’s salary payments include additional amounts required under Russian law for vacation days and business trips. “All Other Compensation” consisted of car-and-driver related expenses of $39,283 and disability insurance premiums of $2,548 in 2014; car-and-driver related expenses of $45,354 and disability insurance premiums of $3,067 in 2013; and car-and-driver related expenses of $54,133 and disability insurance premiums of $2,145 in 2012. In 2014, Mr. Petrov received a discretionary bonus paid in Russian rubles; the total amount of the bonus paid was RUR 5,300,000 (RUR 1,300,000 for multiplex contract negotiations and substantial expense reduction and RUR 4,000,000 for the successful launch of CTC Love). In accordance with the calculation of all amounts in the table above, the amount of discretionary bonus of Mr. Petrov was calculated at the monthly average exchange rate of RUR 38.42 to $1.00 for 2014. Therefore, the discretionary bonus for Mr. Petrov in the table above is indicated as $137,949.

For more information regarding the cash compensation paid to our named executive officers, please see the discussion under “—Compensation Discussion and Analysis.”

In 2013, our Compensation Committee approved grants to Ms. Slashcheva, Mr. Surikov,  Mr. Murugov and Mr. Petrov of 161,111; 110,000; 160,000 and 110,000 restricted share units, respectively, at no cost, which vest upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions and thereafter become exercisable on a staggered basis over a period of four years from grant. In 2014, our Compensation Committee approved grants to Ms. Slashcheva, Mr. Surikov, Mr. Murugov, Mr. Petrov and Mr. Omasheva of 57,408; 44,444; 55,556, 44,444 and 130,000 restricted share units, respectively, at no cost, which vest upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions and thereafter become exercisable on a staggered basis over a period of four years from grant.

Performance criteria are set by the Board of Directors for each year. The grant date for each sub tranche of the awards is the date when performance criteria for the relevant year are set.

For more information regarding the equity compensation paid to our named executive officers, please see the discussion under “—Compensation Discussion and Analysis.”

The following table sets forth information regarding awards made to named executive officers during 2014 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received; all amounts shown constitute potential performance-based cash bonuses:

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2014

Name	Grant Date	Estimated Future Payouts of Performance-Based Cash Bonuses Under Non-Equity Incentive Plan Awards Threshold / Target / Maximum	Estimated Future Payouts under Equity Incentive Plan Awards Threshold / Target / Maximum # RSUs	Exercise or Base Price of Equity Award(1)	Grant Date Fair Value

Yuliana Slashcheva		$0 / 800,000/ 800,000
	April 1, 2014	—	22,222/66,667/66,667	—	8.44
	April 1, 2014		6,379/19,136/19,136	—	8.17

Nikolay Surikov		$0 / 169,001 / 169,001	—	—	—
	April 1, 2014	—	12,222/36,666/36,666	—	8.44
	April 1, 2014		4,938/14,815/14,815	—	8.17

Viacheslav Murugov		$0 / 502,723 / 502,723	—	—	—
	April 1, 2014	—	17,777/53,332/53,332	—	8.44
	August 1, 2014		6,173/18,519/18,519	—	8.52

Liliya Omashava		$0 / 224,883 / 224,883	—	—	—
	April 1, 2014		14,445/43,335/43,335	—	8.17

Sergey Petrov		$0 / 137,663 / 137,663	—	—	—
	April 1, 2014	—	12,222/36,666/36,666	—	8.44
	August 1, 2014		4,939/14,816/14,816	—	8.52

(1)         Restricted stock unit awards under the 2013 Equity Incentive Plan entitle the grantees to receive shares at no cost, upon satisfaction of time-based and performance-based vesting conditions.

(2)         For 2014, Ms. Slashcheva’s maximum potential performance-based bonus was $800,000, or 100% of her 2014 base salary.

(3)         For 2014, Mr. Murugov’s maximum potential performance-based bonus was RUR 19,314,613, or 100% of his 2014 base salary. This bonus was calculated at the monthly average exchange rate of RUR 38.42 to $1.00 for 2014.

For a discussion of the performance targets, see “—Compensation Discussion and Analysis—Compensation Components—Annual Performance-Based Cash Bonuses”.

The following table sets forth certain information regarding unexercised options for each of the named executive officers outstanding as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

Option awards					Equity Incentive Plan awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Exercise Price ($)(2)	Options Date	Number of Restricted Stock Units That Have Not Vested (#)(4)	Market Value of Restricted Stock Units That Have Not Vested ($)(6)	Number of Unearned Restricted Stock Units That Have Not Vested (#)(5)	Market Value of Unearned Restricted Stock Units That Have Not Vested ($)(6)
Yuliana Slashcheva	—	—	—	—	92,285	449,428	104,938	511,048

Nikolay Surikov	—	—	—	—	60,037	292,379	66,296	322,862

Viacheslav Murugov	950,000	—	16.80	March 30, 2015	84,296	410,522	90,370	440,104
	950,000	—	(3)	March 30, 2015
	75,000	—	26.91	March 30, 2015

Liliya Omashava					43,335	211,041	86,667	422,067

Sergey Petrov	99,950	—	16.80	October 22, 2019	60,037	292,380	66,296	322,862

(1)             Represents the number of securities underlying unexercised options. Each stock option granted to the named executive officers represents the right to purchase one share of our common stock at a specified exercise price subject to the terms and conditions of the Company’s 2009 Stock Incentive Plan and option agreement.

(2)             The exercise price per share is equal to the closing price of our common stock on The Nasdaq Global Market on the date of grant.

(3)             Represents stock appreciation rights granted under the Company’s 2009 Stock Incentive Plan. The stock appreciation rights are attached to the corresponding option grants described in note (1) above and provide for cash payments in respect of any appreciation of the Company’s share price above $14.00 per share, capped at $16.80 per share, and are tied to the vesting and exercise of the corresponding stock options.

(4)             Represents the 2013 and 2014 sub-tranches of restricted stock units issued under the 2013 Equity Incentive Plan that have not vested and for which performance conditions have been satisfied as of December 31, 2014.

(5)             Represents the 2015 and 2016 sub-tranches of restricted stock units of issued under 2013 Equity Incentive Plan that have not vested and have not been earned as of December 31, 2014.

(6)             Market value of restricted stock units is calculated based on the closing price of our common stock at the end of the covered year.

Potential Payments Upon Termination or Change in Control

Set forth below for each of the named executive officers is a summary of potential payments and benefits each such executive officer would receive upon termination of employment or a change in control of CTC Media under certain circumstances.

Involuntary Termination Not for Cause

The following table summarizes the notice requirements and severance payments payable if such named executive officers were involuntarily terminated other than for cause.

Named Executive Officer	Notice Period	Severance Payment
Yuliana Slashcheva	6 months	6 months of base salary
Stanislav Ploschenko	4 months	6 months of base salary
Liliya Omasheva	—	6 months of base salary
Sergey Petrov	1 month	6 months of base salary

In April 2015, our Board of Directors amended our employment agreement with Mr. Ploschenko to increase his potential severance payment from four months’ to six months’ of base salary.

In order to receive payments or benefits in connection with the termination of employment, we generally require that departing executives agree not to compete with us for a period of one year after their termination date and not to solicit or induce any of our employees to terminate his employment with us for a period of two years after his or her termination date.

The following table indicates the amounts for which each executive officer would have been eligible had he been involuntarily terminated not for cause as of December 31, 2014. The actual amounts that would be paid out can only be determined at the time of the executive officer’s involuntary termination without cause.

INVOLUNTARY TERMINATION NOT FOR CAUSE

Name	Cash Payment(1)
Yuliana Slashcheva	$800,000	(2)
Stanislav Ploschenko	$159,977	(3)
Liliya Omascheva	$95,986	(4)
Sergey Petrov	$99,541	(5)

(1)                                 Calculated using the exchange rate between the Russian ruble and the US dollar as set by the Central Bank of the Russian Federation on December 31, 2014, which was RUR 56.2584 to $1.00.

(2)                                 Consists of a cash payment of six months’ salary in lieu of providing six months’ notice, plus a severance payment equal to six months’ salary, pursuant to the employment agreement between CTC Media and Ms. Slashcheva.

(3)                                 Consists of a severance payment equal to six months of salary, pursuant to the employment agreement between CTC Media and Mr. Ploschenko.

(4)                                 Consists of a cash payment of four months’ salary in lieu of providing four months’ notice, plus a severance payment equal to six months of salary, pursuant to the employment agreement between CTC Media and Ms. Omasheva.

(5)                                 Consists of a cash payment of one month’s salary in lieu of providing one month’s notice, plus a severance payment equal to six months of salary, pursuant to the employment agreement between CTC Media and Mr. Petrov.

Death, Disability, Resignation or Retirement

None of our named executive officers would have been eligible for any cash payment in the event of his or her death or termination of employment due to disability, resignation or retirement as of December 31, 2014.

Change in Control

The following is a discussion of the potential payments under current programs to the named executive officers in the event of a change in control.

2015 Management Incentive Plan

In April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified senior executives in connection with a change in control, defined as (i) any consolidation or merger of our company with or into any other company or other entity or person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of our company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of our company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which our company is a party in which in excess of 50% of our company’s voting power is transferred; (ii) a sale by our company of assets representing more than fifty percent (50%) of its Russian operating businesses; (iii) a resolution of our Board to liquidate and wind up our company; or (iv) a termination of the listing of our company’s common stock on the Nasdaq Global Select Market or Nasdaq Global Market. The total bonus pool under this plan is $10 million.  Each participant, including our named executive officers, is eligible to receive a portion of this pool, provided that such participant remains employed by our group on the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan. In the event that any participant ceases to be employed by our group before a change in control, other than as a result of death or disability, such participant’s percentage interest under the plan will be reallocated among the remaining participants on a pro rata basis. The following sets forth the amounts payable to each of our named executive officers and to our Chief Financial Officer under this plan:

Name	Potential Cash Payment
Yuliana Slashcheva	$1,250,118
Stanislav Ploschenko	$189,412
Liliya Omascheva	$814,471
Sergey Petrov	$768,379

Acceleration of Exercisability of RSUs

In addition, in April 2015 our Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

Director Compensation

In 2014, each member of our Board of Directors received annual fees of $125,000 for service as a director (pro-rated for their periods of service). The Co-Chairmen of our Board of Directors received an additional $85,000 per year. Each chairman of a committee of our Board of Directors received an additional $30,000 in 2014. All directors were reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and its committees. No equity awards were granted to any of our directors in 2014. In addition, in December 2014, our Compensation Committee approved addition fees of $50,000 per year for directors serving as members of our Compliance Committee and/or Advisory Committee.

The table below sets forth certain information concerning our 2014 fiscal year compensation of our directors.

DIRECTOR COMPENSATION FOR 2014 FISCAL YEAR

Name(1)	Fees Earned or Paid in Cash	All Other Compensation ($)	Total ($)
Angelo Codignoni	210,000	50,025	260,025
Lorenzo Grabau (1)	154,318	7,884	162,202
Tamjid Basunia	205,000	2,419	207,419
Irina Gofman	125,000	0	125,000
Mathias Hermansson (2)	90,644	0	90,644
Werner Klatten	205,000	11,768	216,768
Jørgen Madsen Lindemann (3)	148,484	0	148,484
Jean-Pierre Morel	205,000	55,917	260,917
Alexander Pentya	125,000	0	125,000
Timur Weinstein	125,000	23,590	148,590

(1)                                 Mr. Grabau resigned effective September 24, 2014.

(2)                                 Mr. Hermansson was appointed to the Board effective September 24, 2014  and resigned from the Board effective March 5, 2015.

(3)                                 Mr. Lindemann was appointed Co-Chairman of the Board effective September 24, 2014 and resigned from the Board effective March 5, 2015.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Codignoni, Ms. Gofman and Mr. Morel. None of these members, nor any other director serving as a member during 2014, was, at any time, an officer or employee of CTC Media or any subsidiary of CTC Media, and none of them had any relationship with CTC Media requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No executive officer of CTC Media serves, or has served, as a member of the Board of Directors or Compensation Committee (or other committee serving an equivalent function) of any other entity which has one or more executive officers serving as a member of CTC Media’s Board of Directors or Compensation Committee.

Compensation Discussion and Analysis

Introduction

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

•                  administering our equity incentive plans; and

•                  preparing any report on executive compensation required by the rules and regulations of the SEC.

The members of our Compensation Committee are Mr. Morel (chairman), Mr. Codignoni and Ms. Gofman. As board members designated by our two largest stockholders, which together hold the majority of our capital stock, Mr. Codignoni and Ms. Gofman are uniquely positioned to ensure that our compensation programs are structured so as to align the interests of our executives with those of our stockholders. Under the chairmanship of Mr. Morel, who has extensive experience in the television business in Europe, we believe that our Compensation Committee is well positioned to ensure that our compensation programs serve to provide appropriate incentives to enhance stockholder value.

Our CEO is also actively involved in the executive compensation review process.  Our CEO reviews the performance of each of the executive officers (other than herself) and makes recommendations to the Compensation Committee regarding the salary, bonus and long-term incentive awards for each executive officer other than herself. Our CEO, together with her executive team, sets the salary levels of other non-executive members of management. Although the salaries of non-executive employees are set by management, the Compensation Committee monitors and oversees the overall level, composition and structure of compensation across the Company.

The Compensation Committee has the authority to retain independent compensation consultants and to obtain independent advice and assistance from external advisors.  The Compensation Committee did not engage any independent compensation consultants in respect of 2014 or 2015.

Philosophy and Objectives of Our Compensation Program

Our compensation programs are designed to provide remuneration at a level and in a manner that allows us to attract and retain capable executives to operate in our highly specialized field. Success in the television industry in Russia and other CIS countries requires an intimate knowledge of the complexities of our business, including content production and acquisition, programming, network operations, affiliate relations, advertising, television station management and specialized financial and regulatory compliance and management. In addition to competing for broadcasting management talent, as a Nasdaq-listed Delaware corporation with its principal operations located in Russia, we must also compete for a relatively small number of available persons in our local market with the required knowledge of, and experience with, SEC compliance and US GAAP accounting matters. We believe that our senior executives have highly specialized backgrounds and qualifications that are critical to our success in our industry. Our compensation programs are designed to reward these executives for their roles in our success in a challenging environment, to ensure that we are able to hire and retain the best talent in our markets, and to provide appropriate incentives for superior performance and stockholder value.

In determining total compensation packages for an executive, we consider the executive’s qualifications and experience, scope of responsibilities and potential for taking on additional responsibilities, the goals and objectives established for the executive, the executive’s past performance, compensation levels at comparable companies, and internal pay equity. We also consider the Company’s overall financial and operating performance. We do not have any formal policy or target for allocating between long-term and short-term compensation or between cash and different forms of non-cash compensation, but do seek an appropriate mix of base and performance-linked cash compensation, and between cash and equity incentives.  Our senior executives are generally eligible for annual cash bonuses of up to 60% of their base salary (up to 100% in the case of a limited number of key executives), based on the achievement of key performance indicators set by the Committee each year.  The Compensation Committee believes these arrangements provide the appropriate level and mix of the various components of compensation in order to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for the Company and its stockholders. Moreover, the Compensation Committee considers third-party data to obtain a general understanding of compensation practices in the European media industry, as well as comparable businesses in Russia.

Our Compensation Committee held numerous informal discussions in late 2014 and early 2015, and met formally in March 2015 to review our executives’ performance and to recommend appropriate bonus awards in respect of 2014, and to consider compensation levels and performance goals for 2015.

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

Compensation Components

Our executive compensation packages include the following:

•                  Base salary;

•                  Discretionary bonuses awarded in unique circumstances;

•                  Annual performance-based cash bonuses;

•                  Equity and equity-based incentive awards; and

•                  Other compensation.

Base Salary

Our Compensation Committee seeks to establish base salaries for each position and level of responsibility that are competitive with those for executive officers in similar positions at comparable Moscow-based companies.

For details relating to the base salaries of our names executives, see “—Executive Compensation—2014 Summary Compensation Table”.

Annual Performance-Based Cash Bonuses

Our executive officers and some of our non-executive employees are eligible for annual performance-based cash bonuses. The maximum potential bonuses are generally set as a percentage of base salary; with respect to our sales personnel, annual cash bonuses are generally tied to the achievement of specific advertising sales targets.

For 2014, executive bonuses were tied to the achievement of specified performance objectives. The Compensation Committee also retains discretion to award bonuses on a case-by-case basis.

Chief Executive Officer: Yuliana Slashcheva

For 2014, Ms. Slashcheva’s maximum potential performance-based bonus was $800,000, or 100% of her 2014 base salary. Of this total, 80% was subject to the achievement of the following group performance objectives: target revenues, target OIBDA and target audience share consolidated for the three channels; and 20% was discretionary. The discretionary part was based on the achievement of the Company’s strategy, optimization plan and execution, and development of new revenue sources. Based on the level of achievement of specified performance objectives, Ms. Slashcheva was awarded 73.6% of her maximum potential bonus, which equals $588,800. This bonus was paid in Russian rubles at the exchange rate on the day of two payments of $294,400 each, which was RUR 66,0585 = $1.00 and RUR 60.9595 =  $1.00, thus the total amount of the bonus paid was RUR 37,394,099.

In addition, the Compensation Committee awarded Ms. Slashcheva an additional discretionary bonus of $523,726 (of which $23,726 was for multiplex contract negotiations and substantial expense reduction, and $500,000 was for outstanding results for the year in the extremely challenging economic and legal environment, including the renewing of the core of creative team for all three channels, successful launch of CTC Love channel and ecommerce project, new media and transmedia achievements and cost optimization), reflecting achievements during the year.

For 2015, Ms. Slashcheva’s maximum potential performance-based bonus is $800,000, or 100% of her 2015 base salary. Of this total, 80% is subject to the achievement of the following group performance objectives: target revenues, target OIBDA and target audience share consolidated for the three channels; and 20% is discretionary, and will be based on the achievement of optimization plans and the execution and development of new revenue sources.

Also for 2015, Ms. Slashcheva could be awarded with an additional bonus of 20% of her base salary according to the realization of a corporate restructuring plan. Of this total, 50% is for keeping the deadlines, managing the budget, identifying new ideas and execution and development, and 50% is for the success of the restructuring to comply with the amended mass media law on time and within budget.

Chief Financial Officer: Nikolay Surikov

For 2014, Mr. Surikov’s maximum potential performance-based bonus was RUR 6,492,550, or 60% of his 2014 base salary. Of this total, 80% was subject to the achievement of the following group performance objectives: target revenues, OIBDA, cash conversion ratio and cost optimization; and 20% was discretionary, and was based on achievements related to business support in decision-making and currency risk management. In addition, the Compensation Committee awarded Mr. Surikov an additional discretionary bonus of $38,726 (of which $23,726 was for multiplex contract negotiations and substantial expense reduction and $15,000 was for work related to US tax optimization efforts), reflecting achievements during the year.

Chief Financial Officer: Stanislav Ploschenko

For 2015, Mr. Ploschenko’s maximum potential performance-based bonus is RUR 6,480,000, or 60% of his 2015 base salary. Of this total, 40% is subject to the achievement of the following group performance objectives:

target revenues and OIBDA; 40% is subject to the achievement of the following performance objectives: cash conversion ratio and consolidated program margin; and 20% is discretionary, and will be based on achievements related to business decisions support and ruble exposure management.

Also for 2015, Mr. Ploschenko could be awarded with an additional bonus of 40% of his base salary according to the realization of a restructuring plan. Of this total, 50% is for keeping the deadlines, managing the budget, identifying new ideas and execution and development, and 50% is for the success of the restructuring to comply with the amended mass media law on time and within budget.

Chief Content Officer: Vyacheslav Murugov

For 2014, Mr. Murugov’s maximum potential performance-based bonus was RUR 19,314,613, or 100% of his 2014 base salary. Of this total, 40% was subject to the achievement of the following group performance objectives:  target revenues and OIBDA; 40% was subject to the achievement of the following performance objective: target audience shares by channel; and 20% was discretionary, and was based on achievements related to content strategy development and execution and content production process optimization. Based on the level of achievement of specified performance objectives, Mr. Murugov was awarded 60% of his maximum potential bonus.

Chief of Operational Efficiency and Organizational Development: Liliya Omasheva

For 2014, Ms. Omasheva’s maximum potential performance-based bonus was RUR 8,640,000, or 80% of her 2014 base salary. Of this total, 40% was subject to the achievement of the following group performance objectives: target revenues and OIBDA; 40% was subject to the achievement of the following performance objective: cost optimization; and 20% was discretionary, and was based on achievements related to developing a plan for restructuring and business development. In addition, the Compensation Committee awarded Ms. Omasheva an additional discretionary bonus of $100,000 for optimization of processes and structure and cost optimization beyond targets, reflecting achievements during the year.

For 2015, Ms. Omasheva’s maximum potential performance-based bonus is RUR 8,640,000, or 80% of her 2015 base salary. Of this total, 80% is subject to the achievement of the following group performance objectives: target revenues, target OIBDA and target audience shares; and 20% is discretionary, and will be based on the achievement of optimization plans and execution and development of new revenue sources.

Also for 2015, Ms. Omasheva could be awarded with an additional bonus of 30% of her base salary according to the realization of a restructuring plan. Of this total, 50% is for keeping the deadlines, managing the budget, identifying new ideas and execution and development, and 50% is for the success of the restructuring to comply with the amended mass media law on time and within budget.

Chief Broadcasting Officer: Sergey Petrov

For 2014, Mr. Petrov’s maximum potential performance-based bonus was RUR 5,289,000, or 60% of his 2014 base salary. Of this total, 40% was subject to the achievement of the following group performance objectives: target revenues and OIBDA; 40% was subject to the achievement of the following performance objectives: OIBDA margin (%), Station group, CCTM International and CIS, CTC Love technical penetration, multiplex management fees and expenses according the approved budget, and 20% was discretionary, and was based on achievements related to multiplex lobbying and tariff reduction and the cost and the increase in revenues in emerging markets (CIS and CTC International). In addition, the Compensation Committee awarded Mr. Petrov an additional discretionary bonus of 86,811 (of which $23,726 was for multiplex contract negotiations and substantial expense reduction and $63,085 was for the successful launch of CTC Love), reflecting achievements during the year.

For 2015, Mr. Petrov’s maximum potential performance-based bonus is RUR 5,760,000, or 60% of his 2015 base salary. Of this total, 40% is subject to the achievement of the following group performance objectives: target revenues and OIBDA; 40% is subject to the achievement of the following performance objectives: OIBDA margin (%), Station group, CCT International and CIS, multiplex expenses, tariffs & other direct operating expenses management within approved budget, and 20% is discretionary, and will be based on achievements related to tariff and multiplex expense reduction lobbying and development of new markets revenue.

Also for 2015, Mr. Petrov is eligible for an additional bonus of 20% of his base salary according to TV complex upgrade strategy development and optimization of air broadcasting function.

Equity Incentives

We believe that long-term value is achieved in part through an ownership culture that encourages participation by our executives through equity-based awards.

2013 Equity Incentive Plan — Restricted Share Unit Awards

Our 2013 Equity Incentive Plan (the “2013 Plan”) allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards. The 2013 Plan provides for the authorization of awards covering an aggregate of 2,500,000 shares of common stock.

The principal terms of the restricted stock unit (“RSU”) awards made to date under the 2014 Plan are as follows:

Vesting; achievement of performance objectives.  The awards vest in three equal tranches in the first, second and third years following grant, subject to continued employment and achievement of the applicable performance objectives. The vesting of one-third of each annual tranche is subject to the achievement of each of the following performance objectives in respect of that year: target OIBDA margin, target cash conversion ratio, and revenue growth that is higher than the growth in the Russian television advertising market as a whole (in ruble terms) for the applicable year.  The numerical targets for each objective are set by the Compensation Committee for each year.

Exercisability.  Upon vesting, the RSUs will become exercisable over a period of four years as follows: up to 30% of the total number of vested RSUs on March 31 of the first year following the grant, up to 60% of the total number of vested RSUs on March 31 of the second year following the grant, up to 80% of the total number of vested RSUs on March 31 of the third year following the grant, and up to 100% of the total number of vested RSUs on March 31 of the fourth year following the grant.

Grants under the 2013 Plan contain “clawback” provisions that allow the Company to terminate awards or recover gains realized by an executive if non-competition or non-solicitation provisions are violated during a defined period following the termination of service.

2009 Stock Incentive Plan

In April 2009, our stockholders approved our 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan allowed for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance share awards and restricted stock awards. The 2009 Plan originally provided for the authorization of awards covering an aggregate of 7,800,000 shares of common stock. Following adoption of the 2013 Plan, no further awards will be made under the 2009 Plan.

Options granted under the 2009 Plan were generally are divided into two equal tranches: options that vested over four years and were subject only to passage of time (with 25% of options vesting on the first anniversary and the remainder vesting on a quarterly basis over the following three years) (the “Time-based Tranche”) and options that were divided into four equal sub-tranches that vested upon the achievement of certain performance criteria set by the Board of Directors for each of the four years following grant (the “Performance-based Tranche”). For accounting purposes, the grant date of the Time-Based Tranche was the date of approval, while the grant date for the Performance-Based sub-tranches was the date when the performance criteria for the relevant year are set.

Grants under the 2009 Plan generally contain “clawback” provisions that allow the Company to terminate options or recover gains realized by an executive if non-competition or non-solicitation provisions are violated during a defined period following the termination of service.

Other Compensation

As is common for companies based in Moscow, we provide certain of our executives with the exclusive use of cars and/or drivers. For details relating to the cost to us of providing this perquisite, see “—Executive Compensation—2014 Summary Compensation Table”.

Change in Control/Termination-Based Compensation

2015 Management Incentive Plan

In April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified senior executives in connection with a change in control, defined as (i) any consolidation or merger of our company with or into any other company or other entity or person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of our company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of our company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which our company is a party in which in excess of 50% of our company’s voting power is transferred; (ii) a sale by our company of assets representing more than fifty percent (50%) of its Russian operating businesses; (iii) a resolution of our Board to liquidate and wind up our company; or (iv) a termination of the listing of our company’s common stock on the Nasdaq Global Select Market or Nasdaq Global Market. The total bonus pool under this plan is $10 million.  Each participant, including our named executive officers, is eligible to receive a portion of this pool, provided that such participant remains employed by our group on the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan. In the event that any participant ceases to be employed by our group before a change in control, other than as a result of death or disability, such participant’s percentage interest under the plan will be reallocated among the remaining participants on a pro rata basis.

Acceleration of Vesting of Equity Awards.  In addition, in April 2015 our Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

Termination-based Payments.  Each of our executives has an employment contract with us. Those employment contracts require us to provide the executive with a minimum period of notice, generally ranging from two weeks to six months, before we terminate their employment agreements, unless we are terminating them for cause. In addition to compensation during these notice periods, our Chief Broadcasting Officer is entitled to a severance payment of six months’ base salary if we terminate him without cause.

Section 162(m)

The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction for compensation in excess of $1.0 million paid to our CEO and to each other officer (other than the CEO and CFO) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our three most highly paid executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. All of our highly compensated employees are based in Russia and most are employed by our Russian subsidiaries, as well as (in some cases) our U.S. parent company, and receive some or all of their salaries from our Russian subsidiaries. We do not seek a deduction on our United States tax returns for such compensation paid to them by our Russian subsidiaries. In those cases in which some or all of an employee’s compensation is allocated to our U.S. parent company and in connection with which we do seek a deduction, we have chosen to structure the compensation without regard to Section 162(m), but we may revisit that approach in the future.

Advisory Vote on Executive Compensation

The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on May 19, 2014. The majority of the votes cast on such proposal were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company’s proxy statement dated April 30, 2014. Based on that level of stockholder approval, the Committee decided not to make any material changes to the Corporation’s compensation philosophies, policies and practices for the remainder of the 2014 fiscal year or for compensation decisions made with respect to the 2015 fiscal year compensation of the named executive officers. However, the Committee will continue to take into account future stockholder advisory votes on executive compensation and other relevant market developments affecting executive officer compensation in order to determine whether any subsequent changes to the Corporation’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments. Based on the voting preference of our stockholders, the frequency of future Say-on-Pay votes will be every three years. Accordingly, the next stockholder advisory vote on executive officer compensation will occur at the 2017 annual meeting.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)	Number of Additional Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
2009 Stock Incentive Plan	1,409,862	$17.84	—
2013 Equity Incentive Plan	781,290	n/a	650,112
Total	2,191,152	$17.84	650,112

During 2014, our Board of Directors approved grants of additional equity awards of approximately 0.9 million shares of common stock in the form of RSUs to our employees.

Equity Awards Vested in 2014

The following table provides information about the number of shares acquired upon vesting of restricted stock units during 2014 and the aggregate dollar value realized upon the vesting or the transfer for value:

	Equity Incentive Plan awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Yuliana Slashcheva	2,778	26,308
Stanislav Ploschenko	—	—
Nikolay Surikov	3,667	34,726
Viacheslav Murugov	5,333	50,504
Liliya Omasheva	—	—
Sergey Petrov	3,667	34,726

Security Beneficial Ownership

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2015 by:

•                  each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

•                  each of our directors and director nominees;

•                  each named executive officer (our “named executive officers”), as required by the rules of the Securities and Exchange Commission (the “SEC”); and

•                  all of our directors and executive officers as a group.

The beneficial ownership set forth below includes any shares that the person has the right to acquire within 60 days after March 31, 2015 through the exercise or conversion of any stock option or other right. The address for each director and executive officer of the Company is: c/o CTC Media, Inc., 31A Leningradsky Prospekt, Moscow, 125284 Russia.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares of Common Stock Beneficially Owned, Including Vested Equity Awards	Percentage of Common Stock Outstanding

5% stockholders
MTG Russia AB(2)	60,008,800	38.53%
Skeppsbron 18
Box 2096
SE-10313 Stockholm, Sweden
Telcrest Investments Limited(3)	39,548,896	25.40%
Themistokli Dervi
3 Julia House
1066, Nicosia
Cyprus

Directors
Angelo Codignoni	—	—
Natasha Tsukanova	—	—
Tamjid Basunia	—	—
Kaj Gradevik	—	—
Irina Gofman(4)	60,008,800	38.53%
Werner Klatten	—	—
Jean-Pierre Morel	—	—
Alexander Pentya(5)	39,548,896	25.40%
Timur Weinstein	—	—

Named Executive Officers
Yuliana Slashcheva(6)	51,297	*
Stanislav Ploschenko(6)	—	*
Nikolay Surikov(6)	—	*
Viacheslav Murugov(6)	37,333	*
Liliya Omasheva(6)	13,000	*
Sergey Petrov(6)	125,616	*
All current directors and named executive officers as a group (15 persons)(4)(5)(6)	100,797,591	64.73%

*                                         Represents less than 1% of our outstanding common stock.

(1)                                 We believe that each stockholder has sole voting and investment power with respect to the shares listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of March 31, 2015 through the exercise of any stock option or other right. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. Shares of common stock which an individual or entity has a right to acquire within the 60-day period following March 31, 2015 pursuant to the exercise of stock options or any other right are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or entity shown in the table.

(2)                                 Based solely on Schedule 13D filed with the Securities and Exchange Commission by MTG Russia AB (“MTG Russia”) on August 14, 2007, as amended May 13, 2011 and May 20, 2011, MTG Russia directly owns 60,008,800 shares of common stock of CTC Media.  Modern Times Group MTG AB, a Swedish public company, Skeppsbron 18 Box 2094, SE-103 13, Stockholm, Sweden, by

virtue of its indirect ownership of 100% and control of MTG Russia, may be deemed to share beneficial ownership of, and the power to vote and the power to dispose of, these shares of common stock held by MTG Russia.

(3)                                 Based solely on a Schedule 13D filed with the Securities and Exchange Commission by Telcrest Investments Limited (“Telcrest”) on June 1, 2011, as amended on September 7, 2012 and March 26, 2014. Telcrest was formed for the purpose of acquiring and holding the shares of common stock of CTC Media. The principal business of Telcrest is to function as a holding company. LLC “IC Abros” (“Abros”), a Russian limited liability company with its principal address at 2A, Rastrelli Sq., 191124, Saint-Petersburg, Russia, is the record owner of the Class A shares of Telcrest, which have sole voting rights other than with respect to certain reserved matters, on which the holders of Class A shares vote with the Class B shares of Telcrest. The Class A Shares constitute approximately 27% of the total issued and outstanding shares (of all classes) of Telcrest. Bank Rossiya, a Russian Open Joint Stock Company with its principal address at 2A, Rastrelli Sq., 191124, Saint-Petersburg, Russia, is the owner of all of the issued and outstanding shares of Abros. CJSC “ABR Management” (“ABR”) is a Russian Open Joint Stock Company with its principal address at 2 liter A, Rastrelli sq., 191124, Saint-Petersburg, Russia. ABR’s principal business is security trust management. ABR is the trustee under a trust agreement with certain shareholders of Bank Rossiya, pursuant to which ABR has the power to manage and exercise certain rights of a majority of the outstanding shares of Bank Rossiya for the benefit of such shareholders. ABR expects to enter into an agency agreement with Abros, pursuant to which ABR has similar rights with respect to Abros’ shares of Telcrest. Certain of Abros, Bank Rossiya and ABR have direct and indirect minority equity interests in JSC “National Media Group”, a Russian closed joint stock company (“NMG”), which owns a minority of the Class B shares of Telcrest (approximately 8% of the outstanding equity (of all classes) of Telcrest).  As noted above, the Class B shares have limited voting rights with respect to corporate actions of Telcrest, including the right to vote with the holders of Class A shares on dispositions and transfers of the Shares. Bank Rossiya and ABR disclaim beneficial ownership of the interest of NMG in Telcrest. In addition, Bank Rossiya owns Class B shares of Telcrest constituting approximately 10% of the outstanding equity (of all classes) of Telcrest, and Itera Media Ltd., a wholly owned subsidiary of Abros, owns Class B shares of Telcrest constituting approximately 28% of the outstanding equity (of all classes) of Telcrest. As described below, Bank Rossiya was placed on the Specially Designated Nationals (“SDN”) and Blocked Persons List of the U.S. Department of the Treasury, Office of Foreign Assets Control in March 2014, and accordingly the shares of CTC Media held by Telcrest are currently blocked property pursuant to applicable sanctions requirements.

(4)                             Consists of 60,008,800 shares held by MTG Russia AB, of which Ms. Gofman disclaims beneficial ownership, except to the extent of her pecuniary interest therein. Ms. Gofman, a member of our Board of Directors, is the chief executive officer of MTG Russia and CIS and is employed by an affiliate of MTG Russia AB.

(5)                                 Consists of 39,548,896 shares held by Telcrest. Mr. Pentya is a director of Telcrest.  Mr. Pentya disclaims beneficial ownership of the shares held by Telcrest, except to the extent of his pecuniary interest therein.

(6)                                 Consists of equity awards currently exercisable or exercisable within 60 days of March 31, 2015, pursuant to the terms of the Company’s 2009 Stock Incentive Plan and 2013 Equity Incentive Plan.

Other than the Stockholders’ Agreement described below under the heading “Certain Relationships and Related Party Transactions,” to the knowledge of the Company, there are no voting trusts or similar arrangements among any of the foregoing persons or entities with respect to the voting of shares of our common stock.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures Regarding Related Party Transactions

CTC Media has in place a written policy to review and ratify transactions that we have with certain related parties, including our principal stockholders, directors, senior executive officers, their immediate family members and entities owned or controlled by them. This policy obligates related parties to disclose the existence of conflicts of interest and potential corporate opportunities. The policy covers transactions and arrangements with a related party including conflicts of interest and corporate opportunities.

The policy requires that disclosure be made by any executive officer or director promptly after he or she becomes aware of a potential conflict of interest or related party transaction in which he or she would be a participant. In the case of a conflict of interest or related party transaction involving our CEO or any director, the disclosure should be made to our Audit Committee, which has the authority to determine whether a conflict of interest exists. Disclosure may be made to our CFO in certain instances involving executive officers other than our CEO.

All related party transactions are reviewed and approved by our Audit Committee. In approving or rejecting a related party transaction, our Audit Committee considers the relevant facts and circumstances, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee applies a standard of commercial reasonableness to related party transactions.

Transactions with Related Parties, Major Stockholders and their Affiliates

The following is a description of the transactions that we have engaged in or that have remained in place since January 1, 2014 with our directors, executive officers, holders of more than 5% of our capital stock, and their respective affiliates. In each case, we determined the transaction prices in negotiation with the counterparty.

Stockholders’ Agreement

We are party to the Stockholders’ Agreement with our major stockholders, MTG Russia and Telcrest. The principal terms of this agreement are as follows:

Board Composition.  Our Board of Directors has nine members, three of whom are designated by MTG Russia, and three of whom are designated by Telcrest. One member designated by each of MTG Russia and Telcrest serves as one of our Co-Chairmen. If the number of shares held by MTG Russia or Telcrest falls below certain designated thresholds, such party will lose the right to designate one or more directors. See “Corporate Governance—Director Nomination Process”. In addition, our Board of Directors designates by simple majority three additional directors, each of whom must qualify as “independent” for audit committee purposes under applicable Nasdaq and SEC rules and regulations.

Approval of Material Transactions.  If we propose to enter into a transaction or series of related transactions involving a value exceeding 10% of our consolidated total assets, to issue a number of shares with voting power exceeding 10% of the voting power of our shares then in issue (other than in connection with a compensatory option plan), or to appoint a new CEO, then any two of our directors (other than any director with a direct or indirect financial interest in the matter in question) may, acting together, request that the proposal relating to such transaction not be voted on for a period of 45 days and that a special meeting of our Board of Directors be called to review and consider the transaction. Other than with respect to the appointment of a new CEO, such directors may also request that an independent advisor be engaged to assist our Board of Directors in evaluating the proposed transaction.

Right of First Offer.  Each of MTG Russia and Telcrest has a right of first offer in the event of any proposed sale of our common stock held by the other.

Standstill.  Other than in connection with any exercise of the right of first offer described above, MTG Russia and Telcrest have agreed not to acquire additional shares of our capital stock to the extent that such acquisition would cause their beneficial ownership of our shares to exceed 40% and 30%, respectively.

Tender Offer Requirement.  Other than in connection with any exercise of the right of first offer described above, each party has agreed not to acquire additional shares of our capital stock to the extent that such acquisition would cause its beneficial ownership of our shares, together with those of any affiliate, to exceed 50%, without making a tender offer for all of our outstanding shares in compliance with the tender offer rules under the Exchange Act.

Term.  Unless terminated earlier by the consent of the parties thereto, the Stockholders’ Agreement terminates on June 6, 2015.

Registration Rights

Holders of an aggregate of approximately 100 million shares of our common stock have the right, pursuant to a Registration Rights Agreement, to require us to register these shares under the Securities Act under specific circumstances.

Due to the ownership of Telcrest by Bank Rossiya, the Stockholders’ Agreement and Registration Rights Agreement are subject to blocking requirements under OFAC sanctions regulations due to Telcrest’s property interests in such agreements.  Accordingly, we will not recognize any actions or effectuate any transactions based on the exercise of rights by Telcrest as set forth in these agreements while Telcrest remains a deemed SDN.  Moreover, Telcrest’s participation in the Company in general will be governed by our sanctions compliance policies.

Transactions and Other Relationships with Telcrest and Entities Related to Telcrest

Consulting Support for Advertising Sales and Software Licensing

Beneficial owners of Telcrest have indirect significant minority equity interests in Video International.  Video International currently provides us with consulting and technical support services for our internal advertising sales operations. Telcrest became one of our principal stockholders subsequent to the negotiation of our current principal agreements with Video International. We believe that the terms of our agreements with Video International are generally consistent with other existing arrangements between Video International and other third parties based on the same scope of services. The principal elements of our current arrangements with Video International are described in detail in Note 2 to our Consolidated Financial Statements contained in our 2014 Annual Report on Form 10-K.

Programming Rights

We understand that beneficial owners of Telcrest have certain investments in National Media Group (“NMG”). In 2014, the Company acquired program content from various entities, which are wholly or partly-owned by NMG, including Art Pictures Vision Ltd, REN TV, Channel 5 and  Channel 1, of approximately $18 million. NMG is not a target of applicable international sanctions.

Dividends

We declared dividends to Telcrest in the amount of approximately $27.7 million in 2014. We have blocked payment of such dividends pursuant to the U.S. economic sanctions described above.

Due to the ownership of Telcrest by Bank Rossiya, the Company will not engage in any transaction with Telcrest, including the payment of dividends, while Telcrest remains deemed SDN.

Transactions with MTG

We have entered into various transactions and are party to various agreements with Modern Times Group MTG AB, a publicly traded Swedish media company, and certain of its affiliates, which we refer to collectively below as “MTG”. MTG, through its subsidiary MTG Russia AB, is one of our principal stockholders. Lorenzo Grabau, a former Co-Chairman of our Board of Directors, is a member of the board of directors of MTG; Mr. Lindemann, a former Co-Chairman of our Board of Directors, is the President and CEO of MTG; and Ms. Gofman, also a member of our Board of Directors, is Executive Vice President of MTG’ s Russian & CIS Broadcasting and central and east European pay-TV channels business, and CEO of MTG Russia & CIS. To our knowledge, neither of Messrs. Grabau or Lindemann, nor Ms. Gofman, received any fees or other remuneration from us or MTG in connection with any of the transactions described below.

Sale of Programming Rights; Distribution Agreement

In connection with the purchase of DTV (now Peretz) in 2008, we agreed to grant MTG a right of first offer, for a ten-year term, in the event that we seek to license to any third party any rights that we or our affiliates hold to broadcast television programming in Estonia, Latvia, or Lithuania.

In October 2011, we entered into a five-year exclusive agreement with a subsidiary of MTG to distribute the international version of the CTC channel through its satellite pay-tv platform, as well as on third party cable and PIT networks, in the Baltic territories. In 2014, the amount of revenue from distribution was approximately $806,000; accounts receivable under the arrangement were approximately $182,000 as of December 31, 2014.

Dividends

We declared and paid dividends to MTG in the amount of approximately $42.0 million in 2014.

Transaction with WeiT Media

We have entered into several production agreements with WeiT Media, a television production house that is 49% owned by Timur Weinstein, a member of our Board of Directors. The total amount paid to WeiT Media was approximately $5.5 million in 2014.

Item 14.                                                  Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

The following table summarizes the fees of Ernst & Young LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years. Fees were denominated and paid in Russian rubles (RUR).

	in RUR
	2013	2014
Audit Fees(1)	30,000,000	33,420,000
Audit-Related Fees(2)	1,505,000	—
Tax Fees(3)	150,000	442,650
All Other Fees(4)	1,576,000	569,440
Total Fees	33,231,000	34,432,090

	in USD
	2013	2014
Audit Fees(1)	$1,000,000	$594,045
Audit-Related Fees(2)	$40,000	$—
Tax Fees(3)	$5,600	$7,868
All Other Fees(4)	$49,500	$10,122
Total Fees	$1,095,100	$612,035

(1)                                 Audit fees for 2013 and 2014 were for professional services provided for the audit of our consolidated annual financial statements including the audit of internal control over financial reporting and quarterly reviews of the condensed consolidated financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q or services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)                                 Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under “Audit Fees”. These services relate to advice related to accounting and reporting standards.

(3)                                 Tax fees consist of fees for tax advice and tax planning services.

(4)                                 All other fees include fees for annual subscriptions, training and various consulting including market salary observation consulting.

Audit Committee’s Pre-Approval Policy and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our Audit Committee has also delegated to each individual member of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

The Audit Committee has considered and determined that the provision of the non-audit services noted in the foregoing table is compatible with maintaining Ernst & Young LLC’s independence. During fiscal years 2013 and 2014, no services were provided to CTC Media by Ernst & Young LLC other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules.

(a)                             (3)                                 Exhibits.

Reference is made to the Exhibit Index on Page 33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2015.

CTC MEDIA, INC.

By:	/s/ Yuliana Slashsheva
Yuliana Slashsheva
Chief Executive Officer

By:	/s/ Stanislav Ploschenko
Stanislav Ploschenko
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†           Filed herewith.