Form 10-Q
period 2015-03-31
CTC Media, Inc.
filed 2015-05-01
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

         As of April 30, 2015, there were outstanding 156,103,854 shares of the registrant's common stock, $0.01 par value per share.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31, 2014	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$37,836	$73,935
Short-term investments (Note 4)	103,800	36,034
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2014—$1,297; March 31, 2015—$1,994)	25,738	21,794
Taxes reclaimable	14,544	17,944
Prepayments	42,798	35,935
Programming rights, net (Note 5)	112,793	101,336
Deferred tax assets	20,307	19,584
Other current assets	262	1,821

TOTAL CURRENT ASSETS	358,078	308,383

PROPERTY AND EQUIPMENT, net	18,520	16,765
INTANGIBLE ASSETS, net:
Broadcasting licenses	28,366	25,758
Cable network connections	11,345	10,254
Trade names	3,510	3,375
Other intangible assets	2,762	2,575

Net intangible assets	45,983	41,962
GOODWILL	53,627	51,608
PROGRAMMING RIGHTS, net (Note 5)	72,446	84,049
INVESTMENTS IN AND ADVANCES TO INVESTEES	3,167	2,871
PREPAYMENTS	13,719	15,967
DEFERRED TAX ASSETS	8,526	8,443
OTHER NON-CURRENT ASSETS (Note 4)	34,987	42,558

TOTAL ASSETS	$609,053	$572,606

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	2,192	2,019
Accounts payable	56,670	59,054
Accrued liabilities	17,044	13,392
Dividends blocked under sanctions (Note 4 and 6)	27,684	34,605
Taxes payable	15,632	8,082
Deferred revenue	6,652	6,808
Deferred tax liabilities	58,827	57,380

TOTAL CURRENT LIABILITIES	184,701	181,340

DEFERRED TAX LIABILITIES	6,910	6,166
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2014 and March 31, 2015—158,210,719)	1,582	1,582
Additional paid-in capital	496,905	496,853
Retained earnings	385,643	366,583
Accumulated other comprehensive loss	(444,591)	(458,581)
Less: Common stock held in treasury, at cost (December 31, 2014—2,448,553 shares; March 31, 2015—2,375,980 shares) (Note 6)	(29,115)	(28,252)
Non-controlling interest	7,018	6,915

TOTAL STOCKHOLDERS' EQUITY	417,442	385,100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,053	$572,606

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except share and per share data)

	Three months ended March 31,
	2014	2015
REVENUES:
Advertising	$184,563	$77,356
Sublicensing revenue and other revenues	1,684	1,782

Total operating revenues	186,247	79,138

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $6,642 and $3,052 for the three months ended March 31, 2014 and 2015, respectively; and exclusive of stock-based compensation (expenses) benefit of $1,149 and $(232) for the three months ended March 31, 2014 and 2015, respectively)	(11,653)	(7,518)
Selling, general and administrative (exclusive of depreciation and amortization of $1,190 and $482 for the three months ended March 31, 2014 and 2015, respectively; and exclusive of stock-based compensation (expense) benefit of $358 and $(373) for the three months ended March 31, 2014 and 2015, respectively)	(41,552)	(20,063)
Stock-based compensation (expense) benefit	1,507	(605)
Programming expenses	(78,578)	(42,578)
Depreciation and amortization	(7,832)	(3,534)

Total operating expenses	(138,108)	(74,298)

OPERATING INCOME	48,139	4,840
FOREIGN CURRENCY GAINS (LOSSES)	(3,370)	1,120
INTEREST INCOME	3,278	1,629
INTEREST EXPENSE	(136)	(80)
OTHER NON-OPERATING LOSS, net	(1,058)	(203)
EQUITY IN INCOME (LOSS) OF INVESTEE COMPANIES	(939)	2

Income before income tax	45,914	7,308

INCOME TAX BENEFIT (EXPENSE)	(14,179)	1,112

CONSOLIDATED NET INCOME	$31,735	$8,420

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(519)	$(3)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$31,216	$8,417

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.20	$0.05

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.20	$0.05

Weighted average common shares outstanding—basic	155,710,719	155,782,325

Weighted average common shares outstanding—diluted	155,803,931	156,156,059

Dividends declared per share	$0.18	$0.18

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(in thousands of U.S. dollars, except share and per share data)

	Three months ended March 31,
	2014	2015
Net Income	$31,735	$8,420
Other Comprehensive Loss, net of tax:
Foreign Currency Translation Adjustment	(65,478)	(14,080)

Other Comprehensive Loss	(65,478)	(14,080)

Comprehensive Loss	$(33,743)	$(5,660)

Less: Comprehensive Loss attributable to the non-controlling interest	245	87

Comprehensive Loss attributable to CTC Media, Inc. stockholders	$(33,498)	$(5,573)

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Three months ended March 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$31,735	$8,420
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	3,279	(2,152)
Depreciation and amortization	7,832	3,534
Programming expenses	78,578	42,578
Stock-based compensation expense (benefit)	(1,507)	605
Equity in (income) loss of unconsolidated investees	939	(2)
Foreign currency (gains) losses	3,370	(1,120)
Changes in provision for tax contingencies	(892)	(3,111)
Changes in provision for doubtful accounts	—	813
Changes in operating assets and liabilities:
Trade accounts receivable	11,175	1,336
Prepayments	(1,173)	719
Other assets	1,345	(833)
Accounts payable and accrued liabilities	(12,425)	(3,982)
Deferred revenue	2,771	445
Other liabilities	(7,968)	(6,914)
Payments for multiplex	—	(1,195)
Acquisition of programming and sublicensing rights	(84,656)	(42,467)

Net cash provided by/(used in) operating activities	32,403	(3,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(974)	(587)
Proceeds from sale of property and equipment	—	704
Receipts from deposits, net	4,522	68,463

Net cash provided by investing activities	3,548	68,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of loan	(91)	(220)
Increase in other non-current assets (Note 4)	(6,916)	(6,921)
Dividends paid to stockholders	(20,333)	(20,350)
Dividends paid to non-controlling interest	(24)	(16)

Net cash used in financing activities	(27,364)	(27,507)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,422)	(1,648)
Net increase in cash and cash equivalents	7,165	36,099
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,574	37,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,739	$73,935

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2015 should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2015 (the "2014 Annual Report"). The Company's accounting policies are more fully described in the 2014 Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

        The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for the complete financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As fully described in 2014 Annual Report on Form 10-K, an amendment to the Russian law "On Mass Media" adopted in October 2014, which will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, direct or indirect, starting from January 1, 2016 (with a further one-year grace period for off-shore holding structures), may have an impact on the corporate or ownership structure of CTC Media Inc. Any decision regarding a potential transaction in this regard would require the approval of the Company's Board of Directors and, potentially, its stockholders.

        The Company's Board of Directors, through its Advisory Committee, and management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the new law while safeguarding the interest of all of the Company's stockholders. Based on the input of the Company's external advisers, the Company has not to date identified an alternative that it believes would comply with the new law without a material change in the ownership of the group's Russian businesses or a sale or a buy back of a material portion of the common stock of the Company. Accordingly, as part of the Company's efforts in this regard, the Company's financial advisors have conducted an initial, formal process to identify and solicit offers from potential bidders; no offers have been received in that formal process. The Company's Board of Directors and management are therefore continuing to review strategic options to achieve compliance with the new law, including exploring potential sale transactions with a limited number of third parties. These discussions are at an early stage.

        There is significant uncertainty about the outcome of these efforts. A potential change in the ownership of the Group's Russian businesses could impact the presentation of the financial statements, if a sale becomes probable. The Company expects that the evaluation of possible options to address the changes in the new law will continue. As of March 31, 2015 and the date of these financial statements, the Company continues to manage and operate its businesses in Russia and Kazakhstan as continuing operations applying the going concern assumption. While there may be changes in management's assumptions in the near term, the Company believes that the accompanying financial statements fairly reflect the performance of the Company based on current information that is available. Should facts and circumstances change—in particular, if a transaction involving the sale of a material portion of the Company's Russian businesses becomes probable, the Company will be required to report certain, if not all, of its principal operations as discontinued operations in the period in which such transaction becomes probable.

        Further, a sale of the Company's Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

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

(in thousands of U.S. dollars, except share and per share data)

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of March 31, 2015, the Channel 31 Group had assets (excluding intercompany assets) totaling $22,275 and liabilities (excluding intercompany liabilities) totaling $7,139. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations during the ordinary course of business. Channel 31 Group's net loss attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $389 for the three months ended March 31, 2015.

  Seasonality

        The Company experiences seasonal fluctuations in overall television viewership and advertising revenues. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2014, approximately 30% of the Company's total advertising revenues in ruble terms were generated in the fourth quarter.

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

(in thousands of U.S. dollars, except share and per share data)

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

        The Company's own sales house serves as the exclusive advertising sales agent for substantially all national and regional advertising sales, with the exception of advertising sales to local clients of a number of the Company's owned-and-operated regional stations. The Company recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements.

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

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from the licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014, the Company commenced to use the instalment method for sublicensing arrangements with Ukrainian counterparties.

        Payments received in advance for advertising and other revenue are recorded as deferred revenue until earned.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

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

(in thousands of U.S. dollars, except share and per share data)

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

          Level 1—Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.

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

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2014 and March 31, 2015, respectively.

  Goodwill Impairment Test

        The Company assesses the carrying value of its goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of the Company's shares and negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believes could have a negative impact on its business. For a discussion of methodology and major assumptions regarding the Company's impairment test refer to the Annual Report on Form 10-K filed with the SEC on March 5, 2015.

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

(in thousands of U.S. dollars, except share and per share data)

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

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The Company is a U.S. legal entity with substantially all of its operations outside the U.S., primarily in Russia. As a result, the Company's tax filing positions in the U.S. are substantially impacted by the Company's interpretation of tax law and how the Company applies it in determining US taxes payable and deferred tax liabilities. While the Company believes it has, and continues, to make reasonable judgments in determining its tax filing positions in each jurisdiction in which the Company is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates.

  New and Recently Adopted Accounting Pronouncements

        There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements, from those disclosed in the Company's 2014 Annual Report on Form 10-K, except for the noted below.

        In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. The amendments, among other things, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. These amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the potential impact that these amendments will have on its consolidated financial statements.

3. NET INCOME PER SHARE

        Basic net income per share for the three months ended March 31, 2014 and 2015 is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive, was 2,279,166 and 349,584 for the three months ended March 31, 2014 and 2015, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended March 31,
	2014	2015
Net income attributable to CTC Media, Inc. stockholders	$31,216	$8,417

Weighted average common shares outstanding—basic
Common stock	155,710,719	155,782,325
Dilutive effect of:
Stock-based awards	93,212	373,734

Weighted average common shares outstanding—diluted	155,803,931	156,156,059
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.20	$0.05
Diluted	$0.20	$0.05

        The numerator used to calculate diluted net income per common share for the three months ended March 31, 2014 and 2015 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified in

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS (Continued)

short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2014	March 31, 2015
Cash and cash equivalents:
Russian ruble bank accounts	$30,672	$22,272
U.S. dollar bank accounts	5,861	49,407
Other	1,303	2,256

Total cash and cash equivalents	$37,836	$73,935

	December 31, 2014
			March 31, 2015
	Annual interest rate
		Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits		$—	14.75% - 16%	$9,544
U.S. dollar-denominated deposits	0.55% - 3.9%	$103,800	0.74% - 5.16%	$26,490

Total Short-term investments		$103,800		$36,034

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

        In 2014, dividends totaling $27,684 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while Telcrest continued to be a deemed remain an SDN.

        On March 4, 2015, the Company's Board declared a dividend to stockholders of record as of March 16, 2015. The Company paid the declared dividends on March 26, 2015, however, dividends of $6,921 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above.

        In addition, as of March 31, 2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $7.6 million. See Note 9, Commitments and Contingencies "—Purchase Commitments".

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2014 and March 31, 2015 comprise the following:

	December 31, 2014	March 31, 2015
Internally produced—TV broadcasting:
Released:
Historical cost	$100,845	$97,438
Accumulated amortization	(96,746)	(93,503)

Released, net book value	4,099	3,935

Completed and not released	1,252	1,388

Total	5,351	5,323

Acquired rights:
Historical cost	517,401	505,202
Accumulated amortization	(337,513)	(325,140)

Net book value	179,888	180,062

Total programming rights	$185,239	$185,385

Current portion	$112,793	$101,336

Non-current portion	$72,446	$84,049

        The Company expects to amortize approximately $1,818 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending March 31, 2016. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following March 31, 2015.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2014 and March 31, 2015, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2014	March 31, 2015
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,448,553)	(2,375,980)

Common stock outstanding	155,762,166	155,834,739

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

(in thousands of U.S. dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In 2014 and in the first quarter of 2015, the Company issued 51,447 and 72,573 shares of common stock from treasury upon the exercise of RSUs under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan, respectively.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Dividends

        In 2015, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 4, 2015	$0.175	$27,271	March 16, 2015	March 26, 2015

        Dividends declared to Telcrest of $6,921 were blocked pursuant to the U.S. sanctions imposed on Bank Rossyia described above in Note 4. During the three months ended March 31, 2015, the Company declared and paid dividends to MTG of $10,502.

        The following table summarizes the changes in stockholders' equity during the three months ended March 31, 2014 and 2015:

	Total	CTC Media, Inc. stockholders	Non-controlling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	31,735	31,216	519
Other comprehensive loss	(65,478)	(64,714)	(764)

Comprehensive loss	(33,743)	(33,498)	(245)

Additional paid-in capital	503	503	—
Disposals of non-controlling interests	820	—	820
Dividends declared	(27,273)	(27,249)	(24)

Stockholders' equity, March 31, 2014	$674,423	$667,969	$6,454

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Non-controlling interest
Stockholders' equity, December 31, 2014	$417,442	$410,424	$7,018
Net Income	8,420	8,417	3
Other comprehensive loss	(14,080)	(13,990)	(90)

Comprehensive loss	(5,660)	(5,573)	(87)

Common stock issued from treasury stock upon RSU exercised, net	605	605	—
Dividends declared	(27,287)	(27,271)	(16)

Stockholders' equity, March 31, 2015	$385,100	$378,185	$6,915

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the 2014 Annual Report on Form 10-K filed with the SEC on March 5, 2015—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        In 2013 and 2014, the Company's Board of Directors approved performance criteria for the 2013 and 2014 sub-tranches under the 2013 Equity Incentive Plan in respect of 637,800 and 783,584 RSUs, respectively, with a weighted average per unit grant date fair value of $10.53 and $8.36, respectively. In the three months ended March 31, 2015, the Company recognized $605 of expense attributable to these RSUs related to 2013 and 2014 sub-tranches. The Company's Board of Directors has not yet determined performance criteria for the 2015 sub-tranche under the 2013 Equity Incentive Plan. The grant date will be the date when the key terms of these awards are determined and agreed with employees.

        The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of March 31, 2015 approximates $1.3 million, which is expected to be expensed over a weighted average period of 2.3 years.

8. INCOME TAX

        The Company is subject to U.S. (domestic), Russian and Kazakh income taxes, based on U.S. legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). U.S. taxable income or losses recorded are reported on CTC Media, Inc.'s U.S. income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 0% for Russian companies holding (1) more than 50% in a Russian distributing subsidiary or (2) less than 50% in a Russian distributing subsidiary for more than 365 days. The statutory income tax rate in Russia and Kazakhstan in 2014 and the three months ended March 31, 2015 was 20%.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

8. INCOME TAX (Continued)

        The Company's effective income tax rate was 31% and (15)% for the three months ended March 31, 2014 and 2015, respectively. The decrease in effective income tax rate was due to one-off income tax refund confirmed and reclaimed from Russian tax authorities based on the Company's interpretation of certain positions taken in the historical income tax filings. Excluding this effect, our effective tax rate would have been 31% and 28% for the three months ended March 31, 2014 and 2015, respectively.

        The tax years ended December 31, 2012, 2013 and 2014 remain subject to examination by the Russian and U.S. tax authorities. The tax years ended December 31, 2011 through 2014 remain subject to examination by the Kazakh tax authorities.

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

        Our Board of Directors, through its Advisory Committee, is continuing to work with the Company's management and with external legal, financial and tax advisors to identify, evaluate and implement an appropriate response that achieves compliance with the requirements of the new law

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

while safeguarding the interest of all of the Company' stockholders. The Board continues to consider a variety of potential alternatives. These alternatives include a potential sale transaction of the group's Russian businesses or of the shares of common stock of the Company, along with a redomiciliation of the parent company to Russia.

        As of the date these financial statements are publicly released, no affirmative decision on the alternatives has been made. Depending on further developments and Board decisions, if the Board were to pursue a sale of the business, there can be no assurance that it would be successful in negotiating a transaction on acceptable terms or at all. In particular, any disposal may not result in proceeds at a level that reflects the underlying value of the Company's business, particularly in light of ongoing volatility of Russian economy and contraction of the advertising market, as well as the limitation of the pool of potential purchasers to Russian persons that are not subject to applicable international sanctions. As a result, the value of the common stock of the Company could further decline.

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

        In 2014 and early 2015, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. Any continuing economic and political instability, potentially including continued or additional international economic sanctions, could have negative impact on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, the Company's advertising revenues may be significantly reduced, materially adversely affecting its results of operations.

        Exchange Rate—Although the Company's reporting currency is the U.S. dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. In the three months ended March 31, 2015, the Russian ruble depreciated against the U.S. dollar by 4%, and was on average 44% lower than the average value of the Russian ruble compared to the U.S. dollar during the three months ended March 31, 2014.

        Additionally, given that substantially all of the Company's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Company must make in currencies other than the Russian ruble. The Company generally pays for non-Russian produced programming in U.S. dollars. As of March 31, 2015, the Company had U.S. dollar denominated contractual commitments for the acquisition of approximately $39.3 million in programming rights for the remaining of 2015 and $20.3 million in 2016. As of March 31, 2015, U.S. dollar-denominated cash and cash deposits comprised approximately $75.9 million; in addition, as of March 31, 2015, the Company had outstanding foreign exchange forward contract to purchase $3.0 million at an exchange rate of RUR 48.2 to $1, to reduce a portion of its foreign exchange risk related to U.S.-dollar denominated payments. The Company has not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S.—dollar denominated payments.

        The prevailing exchange rate as of March 31, 2015 was RUR 58.46 to $1.00. If the exchange rate between the ruble and the U.S. dollar were further to depreciate, the revenues and operating results of the Company, as reported in U.S. dollars, would be adversely affected.

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

Derivative Financial instruments

        As part of its risk management strategy, the Company uses derivative financial instruments, primarily foreign exchange forward contracts, to mitigate its exposure to currency exchange risk related to U.S.-dollar denominated payments. The Company's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. It is the Company's

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

policy to enter into foreign currency derivative transactions only to the extent considered necessary to meet its objectives as stated above.

        The Company entered into certain foreign exchange forward contracts designated as fair value hedges to protect the value of its existing foreign currency liabilities and firm commitments. For derivative instruments with the notional amount of $6.5 million that were designated and qualify as fair value hedges, the Company recognized loss on the derivative instruments of $0.1 million, as well as offsetting foreign currency gain on the hedged item in its condensed consolidated statement of income for the three months ended March 31, 2015. In addition, during the three months ended March 31, 2015, the Company entered into short-term non-designated hedges with the notional amount of $6.0 million to mitigate its exposure related to U.S.-dollar denominated payments and recognized foreign currency loss of $0.4 million on derivative instruments in its condensed consolidated statement of income for the three months ended March 31, 2015.

Purchase commitments

        The table below summarizes information with respect to the Company's commitments as of March 31, 2015:

	Total	Through 2015	2016	2017	2018	2019	2020
	(in thousands)
Acquisition of programming rights	$127,738	$96,096	$31,403	$239	$—	$—	$—
Transmission and satellite fees	73,062	10,541	14,762	15,593	16,386	7,893	7,887
Leasehold obligations	30,781	3,860	5,444	5,760	5,016	5,451	5,250
Network affiliation agreements	8,100	1,301	1,835	1,912	2,007	510	535
Payments for intellectual rights	13,090	1,500	2,093	2,209	2,323	2,435	2,530
Other contractual obligations	22,104	2,774	3,580	3,777	3,951	4,128	3,894

Total	$274,875	$116,072	$59,117	$29,490	$29,683	$20,417	$20,096

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company will incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, the Company amended the agreements to specify service fees for 2014 and cash payments for the period from 2014 to 2018. The Company's digital transmission expense related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") will be approximately $4.1 million in 2015 for CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is expected that this infrastructure will be put into operation in 2019. Starting from 2014, in addition to the transmission services in the 50+ coverage cities described above, the Company made advance payments of 444 million rubles or $7.6 million towards the construction of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of March 31, 2015. In aggregate the Company expects to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $24.4 million by the end of 2018 (at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

(in thousands of U.S. dollars, except share and per share data)

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

	Three months ended March 31, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$132,884	$276	$39,690	$626,906	$(2,309)	$(58,166)
Domashny Channel	28,080	29	6,521	100,311	(1,823)	(11,881)
Peretz Channel	18,956	2	3,625	131,270	(2,676)	(6,272)
Channel 31	3,812	—	(28)	21,170	(658)	(2,141)
All Other	2,515	23	(1,669)	70,705	(366)	(118)
Business segment results	$186,247	$330	$48,139	$950,362	$(7,832)	$(78,578)

Eliminations	—	(330)	—	(45,912)	—	—
Consolidated results	$186,247	$—	$48,139	$904,450	$(7,832)	$(78,578)

	Three months ended March 31, 2015
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$51,078	$162	$5,038	$352,884	$(895)	$(31,134)
Domashny Channel	14,041	27	2,799	66,648	(717)	(6,318)
Peretz Channel	7,274	1	781	48,933	(706)	(2,748)
Channel 31	3,639	—	(666)	22,443	(756)	(2,304)
All Other	3,106	15	(3,112)	120,895	(460)	(74)
Business segment results	$79,138	$205	$4,840	$611,803	$(3,534)	$(42,578)

Eliminations		(205)		(39,197)
Consolidated results	$79,138	$—	$4,840	$572,606	$(3,534)	$(42,578)

11. SUBSEQUENT EVENTS

        In light of the challenging market circumstances, the Board has decided not to declare or pay dividends in the second quarter of 2015. The Board believes that the interests of stockholders are best served by ensuring the strong financial position of the Company both operationally and strategically. The Board will consider potential future dividends in light of market developments.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2014 and 2015. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015 (the "2014 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$186,247	$79,138	100%	100%	(58)%	(25)%

Including:
Advertising revenues	184,563	77,356	99%	98%	(58)%	(26)%

Total operating expenses	$(138,108)	$(74,298)	74%	94%	(46)%	(5)%

Including:
Direct operating expenses	(11,653)	(7,518)	6%	9%	(35)%	14%
Selling, general and administrative expenses	(41,552)	(20,063)	22%	25%	(52)%	(15)%
Programming expenses	(78,578)	(42,578)	42%	54%	(46)%	(4)%
Stock-based compensation (expense) benefit	1,507	(605)	1%	1%	140%	171%
Depreciation and amortization	(7,832)	(3,534)	4%	4%	(55)%	(20)%

Operating income	$48,139	$4,840	26%	6%	(90)%	(82)%

Foreign currency gains (loss)	(3,370)	1,120			(133)%	(157)%
Interest income, net	3,142	1,549			(51)%	(13)%
Other non-operating loss, net	(1,997)	(201)			(90)%	(82)%

Income before income tax	$45,914	$7,308	25%	9%	(84)%	(73)%

Income tax benefit (expense)	(14,179)	1,112			(108)%	(113)%

Consolidated net income	$31,735	$8,420	17%	11%	(73)%	(55)%

Less: Income attributable to non-controlling interest	$(519)	$(3)			(99)%	(99)%

Net income attributable to CTC Media, Inc. stockholders	$31,216	$8,417	17%	11%	(73)%	(54)%

        The functional currency of our Russian-domiciled segments is the Russian ruble, and the functional currency of our Kazakhstan-domiciled segment is the Kazakh tenge, while our reporting currency is the U.S. dollar. As a result, we translate our results of operations into U.S. dollars using the current exchange rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are generally translated at monthly average rates of exchange.

        In the three months ended March 31, 2015, our results of operations were significantly impacted by the depreciation in the value of the Russian ruble and, to a lesser extent, the value of the Kazakh tenge, as compared to the U.S. dollar. In the first quarter of 2015, the Russian ruble depreciated against the U.S. dollar by 4% and was on average 44% lower than the average value of the Russian ruble as compared to the first quarter of 2014. The value of the Kazakh tenge depreciated by 2%

against the U.S. dollar in the first quarter of 2015 and was on average 8% lower than the average value of the Kazakh tenge as compared to the first quarter of 2014.

        Should the Russian ruble or the Kazakh tenge further depreciate against the U.S. dollar in future periods, our revenues and operating results for future periods, as reported in U.S. dollars, will be adversely affected. See "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Revenues

        Total operating revenues decreased by 58% in U.S. dollar terms and 25% in ruble terms in the first quarter of 2015, primarily reflecting the decrease in the Russian television advertising market of 21% year-on-year, lower year-on-year target audience share of CTC channel and, to lesser extent, declined target audience share of Peretz channel, partially offset by our ability to command favorable advertising prices for our target audiences and higher target audience share of Domashny channel.

        The estimated decrease in the Russian television advertising market by 21% in the first quarter of 2015 was primarily due to significant economic instability in Russia characterized by depreciation of Russian ruble, fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. The decrease in the Russian television advertising market may not be indicative of the market dynamic that can be expected for 2015 as a whole.

        We are cautious about the potential further negative impact that continuing economic and political instability, potentially including continued or additional international economic sanctions, could have on television advertising spending in 2015 and future periods. If overall spending by the largest multinational advertisers, or large domestic advertisers, in the Russian television advertising market falls substantially, our advertising revenues may be significantly reduced, materially adversely affecting our results of operations for 2015 and in medium term. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share*
	Three months ended March 31,
	2014	2015	2014	2015
CTC (Russia)	10.8	8.3	6.2	4.8
Domashny (Russia)	3.1	3.4	2.3	2.6
Peretz (Russia)	2.4	1.9	1.8	1.5
Channel 31 (Kazakhstan)	11.7	14.8	10.7	13.4

*
All 6+ for Channel 31 in Kazakhstan

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition. All larger national free- to-air TV channels in Russia were negatively impacted by increased competition from smaller niche and non-free to-air channel viewership in the "All 4+" category, which increased from 17.2% in 2013 to 18.4% in 2014 and 20.3% in the first quarter of 2015.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the first quarter of 2015 from 10.8% to 8.3%, primarily reflecting the increased competition from other channels, including channels that broadcast political news on the Ukraine crisis, the effect of audience fragmentation (discussed above) and the later timing of scheduled premiers of the channel's new programming in 2015.

        Domashny channel's target audience share among 25-59 year-old female viewers increased year-on-year in the first quarter of 2015 from 3.1% to 3.4%, reflecting the qualitative structural changes in the programming grid following the channel's restyling, and the success of content in weekend, primetime and daytime slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

        Peretz channel's target audience share among 25 to 49 year-old viewers decreased year-on-year in the first quarter of 2015 from 2.4% to 1.9%, primarily reflecting increased competition from the channels that broadcast political news on the situation in Ukraine starting from March 2014. Peretz channel is currently is in the process of repositioning, including changing its content strategy and transforming the channel to be more attractive to its target audience and advertisers.

        Channel 31's target audience share among 6 to 54 year-old viewers increased year-on-year in the first quarter of 2015 from 11.7% to 14.8%, reflecting successful changes in the programming grid focusing on local-language programming and better performance of foreign content.

        See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Our total operating expenses decreased by 46% year-on-year in U.S. dollar terms and 5% in ruble terms when comparing the periods under review, mainly reflecting a cumulative effect of a 4 percentage point ("pp") decrease in ruble terms in selling, general and administrative expenses, 2pp decrease in programming expense, and 2pp increase in stock-based compensation expense (discussed below).

        Direct operating expenses decreased by 35% year-on-year in U.S. dollar and increased by 14% in ruble terms in the first quarter of 2015, largely as a result of a 13pp increase in ruble terms in transmission costs, reflecting increased digital transmission costs for CTC and Domashny channels pursuant to the rollout plan for the second multiplex, increased transmission costs for our new channel CTC Love launched in the second quarter of 2014, and annual raises in analog transmission costs.

        Agreement with RTRS—In connection with the planned digitalization in Russia, in March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"), a transmission provider, for digital transmission for CTC and Domashny channels. We estimate that our digital transmission expense for 2015 related to broadcasting in cities with populations more than 50,000 will be approximately $4.1 million for CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, we expect to make advance payments of 644 million rubles or $11.0 million in 2015 towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 (at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015). See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses decreased by 52% year-on-year in U.S. dollar terms and 15% in ruble terms in the first quarter of 2015, primarily due to decreases in compensation payable to Video International, reflecting decreased national advertising revenues at our Russian channels, and reduced advertising and promotions expenses to address revenue decline, partially offset by an increase in legal and consulting expenses in response to the amendment to the Russian Mass Media Law.

        Programming expenses decreased by 46% year-on-year in U.S. dollar terms and 4% in ruble terms in the first quarter of 2015, reflecting a less expensive programming mix at our Russian channels to address current market conditions, partially offset by more expensive programming at Channel 31 in response to increased competition in Kazakhstan. We expect our programming expenses in ruble terms will be lower for the full year as compared to the prior year.

        Stock-based compensation expenses increased by $2.1 million, primarily due to the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date. See also "—The 2013 Equity Incentive Plan" below.

        Due to the reasons discussed above our operating income decreased by 90% in U.S. dollar terms and 82% in ruble terms to $4.8 million in the first quarter of 2015 (Q1 2014: $48.1 million).

        Foreign currency gains of $1.1 million represent gains from our dollar-denominated deposits, partially offset by the impact of ruble depreciation on our dollar-denominated liabilities.

        Net interest income of $1.5 million reflects the interest earned on our cash balances and short-term investments.

        Income tax expense.    Our effective income tax rate amounted to 31% and (15)% for the three months ended March 31, 2014 and 2015, respectively. The decrease in our effective income tax rate was due to one-off income tax refund confirmed and reclaimed from Russian tax authorities based on our interpretation of certain positions taken in our historical income tax filings. Excluding this effect, our effective tax rate would have been 31% and 28% for the three months ended March 31, 2014 and 2015, respectively.

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

        Economic environment—Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. In 2014 and early 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        In December 2014, in response to the weakening ruble, Russia's Central Bank increased its main lending rate from 10.5% to 17%. The rate was reduced by 2% in February 2015 and remains at 14% as of March 31, 2015. In the beginning of 2014, the lending rate was 5.5%. On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk" status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB–. The outlook for long-term ratings is considered negative. On February 20, 2015, Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime-3. The rating outlook is negative. Further falls in the oil price or deterioration of the geopolitical situation may lead to further depreciation of the ruble and may lead to Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current economic instability and any potential further deterioration in the Russian economy, total television advertising spending in Russia was adversely affected in the first quarter of 2015 and may be adversely affected in 2015 and medium term, which, in turn, would materially adversely affect our operating results. Third party reports have estimated that total Russian TV advertising spending may decline by roughly 22% in the second quarter of 2015 and by 20% to 25% for the full year 2015. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

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

        Television Advertising Sales—We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all advertising broadcast on all of our channels in Russia, and all advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to local clients of a number of our owned- and-operated regional stations, which are made through Video International, an external sales house. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services.

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

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. In 2014, approximately 30% of our total advertising revenues in ruble terms were generated in the fourth quarter.

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

        In March 2013, we entered into 10-year transmission agreements with RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). Our digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $4.1 million for our CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is expected that this infrastructure will be put into operation in 2019. Starting from 2014, in addition to the transmission services in the 50+ coverage cities described above, we made advance payments of 444 million rubles or $7.6 million towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of March 31, 2015. In aggregate we expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $24.4 million by the end of 2018 (at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

        The 2013 Equity Incentive Plan—In 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units ("RSUs") that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market at an average price of $11.89 per share for a total of $29.7 million for use under our 2013 Equity Incentive Plan. In 2014, our Board of Directors approved the grant of additional equity awards over approximately 0.9 million shares of common stock in the form of restricted share units to our employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In 2014 and in the first quarter of 2015, we issued 51,447 and 72,573 shares of common stock from treasury upon the exercise of RSUs under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan, respectively.

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

  •
  CTC channel.  CTC channel's principal target audience is 10-45 year-old viewers. CTC's technical penetration is 96.1%. CTC channel manages 63 owned-and-operated stations and repeater transmitters that provide 63.5% technical penetration (or 66.1% of the channel's total penetration of 96.1%) and has arrangements with independent affiliate stations that provide 32.6% technical penetration (or 33.9% of the channel's total penetration of 96.1%).

  •
  Domashny channel.  Domashny channel's principal target audience is 25-59 year-old female viewers. Domashny's technical penetration is 91.4%. Domashny channel manages 50 owned-and-operated stations and repeater transmitters that provide 49.2% technical penetration for the Domashny channel (or 53.9% of its total penetration of 91.4%) and has arrangements with independent affiliate stations that provide 42.2% technical penetration (or 46.1% of its total penetration of 91.4%).

  •
  Peretz channel.  Peretz channel's principal target audience is 25-49 year-old viewers. Peretz's technical penetration is 87.6%. Peretz channel manages 60 owned-and-operated stations and repeater transmitters that provide 54.3% technical penetration (or 62.0% of its total penetration of 87.6%) and has arrangements with independent affiliate stations that provide 33.3% technical penetration (or 38.0% of its total penetration of 87.6%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster with principal targeted audience of 6-54 year-old viewers. Channel 31's technical penetration is 87.6% in Kazakhstan. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 12 independent affiliates and 74 local cable operators.

  •
  All Other.  All Other includes operating results of our less significant operating segments including CTC-International, digital media businesses, corporate headquarters and CTC Love.

        We launched our fourth Russian television channel CTC Love in April 2014, targeting the 11-34 year-old audience with penetration of approximately 55.8% through cable and satellite in cities with populations of more than 100,000. In September 2014, TNS Russia started measuring the audience of CTC Love, and its target audience share reached 0.8% in the first quarter of 2015.

Comparison of Consolidated Results of Operations by segment for the three-month periods ending March 31, 2014 and 2015

        The following table presents our revenues and operating income for the three-month periods ending March 31, 2014 and 2015 by segments:

	Three months ended March 31,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$132,884	$51,078	(62)%	(32)%
Domashny Channel	28,080	14,041	(50)%	(12)%
Peretz Channel	18,956	7,274	(62)%	(32)%
Channel 31	3,812	3,639	(5)%	2%*
All Other	2,515	3,106	23%	120%

Total	$186,247	$79,138	(58)%	(25)%

Operating income/(loss)
CTC Channel	$39,690	$5,038	(87)%	(78)%
Domashny Channel	6,521	2,799	(57)%	(25)%
Peretz Channel	3,625	781	(78)%	(61)%
Channel 31	(28)	(666)	nm	nm **
All Other	(1,669)	(3,112)	86%	227%

Total	$48,139	$4,840	(90)%	(82)%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

**
"nm" indicates the value that is not meaningful

        All Other.    All other revenues primarily represent revenues from the CTC-International, digital media businesses and our new channel CTC Love; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$132,884	$51,078	100%	100%	(62)%	(32)%

Including:
Advertising revenues	132,629	50,866	100%	100%	(62)%	(32)%

Total operating expenses	$(93,194)	$(46,040)	70%	90%	(51)%	(12)%

Including:
Direct operating expenses	(4,790)	(3,000)	4%	6%	(37)%	11%
Selling, general and administrative expenses	(27,929)	(11,011)	21%	22%	(61)%	(30)%
Programming expenses	(58,166)	(31,134)	44%	61%	(46)%	(5)%
Depreciation and amortization	(2,309)	(895)	2%	2%	(61)%	(31)%

Operating income	$39,690	$5,038	30%	10%	(87)%	(78)%

  Revenues

        Total operating revenues of CTC channel decreased by 32% in ruble terms when comparing the periods under review, largely reflecting a 23% decrease in the channel's target audience share and the estimated decrease in the overall Russian television advertising market of 21% in the first quarter of 2015, partially offset by our ability to command favorable advertising prices for our target audience.

        The decrease in target audience share over the periods under review was primarily due to the increased competition from other channels, including channels that broadcast political news on the Ukraine crisis, the effect of audience fragmentation (discussed above) and the later timing of scheduled premiers of the channel's new programming in 2015.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership among 10 to 45 year-olds, which increased from 18.6% in 2013 to 20.0% in 2014 and 22.5% in the first quarter of 2015. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

  Expenses

        Total operating expenses of CTC channel decreased by 12% in ruble terms when comparing the periods under review, of which a decrease of 9pp related to selling, general and administrative expenses and 3pp related to programming expense (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues increased from 4% to 6% when comparing the periods under review. In ruble terms, direct operating expenses increased by 11%, of which an increase of 10pp related to transmission expenses due to increased digital transmission costs for CTC channel in connection with the roll-out plan of the second multiplex (see "—Transition to Digital Broadcasting" above) and annual raises in analog transmission costs.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 22% when comparing the periods under review. In ruble terms, selling, general and administrative expenses decreased by 30%, due to decrease in selling expense related to compensation payable to Video International, reflecting decreased channel revenues and, to a lesser extent, due to reduced advertising and promotion expenses to address revenue decline.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 44% to 61% when comparing the periods under review, primarily due to decreased channel revenues. In ruble terms, programming expenses decreased by 5%, reflecting less expensive programming mix.

Domashny Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$28,080	$14,041	100%	100%	(50)%	(12)%

Including:
Advertising revenues	27,839	14,001	99%	100%	(50)%	(11)%

Total operating expenses	$(21,559)	$(11,242)	77%	80%	(48)%	(7)%

Including:
Direct operating expenses	(2,778)	(1,724)	10%	12%	(38)%	10%
Selling, general and administrative expenses	(5,077)	(2,483)	18%	18%	(51)%	(13)%
Programming expenses	(11,881)	(6,318)	42%	45%	(47)%	(6)%
Depreciation and amortization	(1,823)	(717)	6%	5%	(61)%	(30)%

Operating income	$6,521	$2,799	23%	20%	(57)%	(25)%

Revenues

        Total operating revenues of the Domashny channel decreased by 12% in ruble terms when comparing the periods under review, largely reflecting the estimated decrease in the overall Russian television advertising market of 21% in ruble terms, partially offset by the 10% increase in the target audience share.

        The increase in Domashny's target audience share over the periods under review was primarily due to the qualitative structural changes in the programming grid following the channel's restyling, and the success of content in weekend, primetime and daytime slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

  Expenses

        Total operating expenses of Domashny channel decreased by 7% in ruble terms when comparing the periods under review, reflecting decreases of 3pp in programming and selling, general and administrative expenses, respectively (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues increased from 10% to 12% when comparing the periods under review. In ruble terms, direct operating expenses increased by 10%, of which an increase of 15pp related to digital transmission costs for Domashny channel in connection with the roll-out plan of the second multiplex (see "—Transition to Digital Broadcasting" above) and annual raises in analog transmission costs.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 18% when comparing the periods under review. In ruble terms, selling, general and administrative expenses decreased by 13%, reflecting a cumulative effect decrease in compensation payable to Video International as the result of decreased channel revenues and an increase in advertising and promotion expenses, reflecting more expensive campaigns to support channel's loyalty and awareness of the channel's restyling launched at the end of 2014.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues increased from 42% to 45% when comparing the periods under review mainly due to decreased channel revenues. When comparing the periods under review, programming expenses decreased by 6% in ruble terms, primarily due to decreased volume of foreign content, partially offset by increased volume of Russian series to support Domashny's target audience share.

Peretz Channel

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$18,956	$7,274	100%	100%	(62)%	(32)%

Including:
Advertising revenues	18,810	7,235	99%	99%	(62)%	(32)%

Total operating expenses	$(15,331)	$(6,493)	81%	89%	(58)%	(25)%

Including:
Direct operating expenses	(2,517)	(1,448)	13%	20%	(42)%	2%
Selling, general and administrative expenses	(3,866)	(1,591)	20%	22%	(59)%	(27)%
Programming expenses	(6,272)	(2,748)	33%	38%	(56)%	(23)%
Depreciation and amortization	(2,676)	(706)	14%	10%	(74)%	(54)%

Operating income	$3,625	$781	19%	11%	(78)%	(61)%

Revenues

        Total operating revenues of the Peretz channel decreased by 32% in ruble terms when comparing the periods under review, reflecting an 18% decrease in target audience share and the estimated decrease in the overall Russian television advertising market of 21% in ruble terms, partially offset by our ability to command favorable advertising prices for our target audience.

        The decrease in Peretz's target audience share in the periods under review was primarily due to increased competition from the channels that broadcast political news on the situation in Ukraine starting from March 2014. Peretz channel is currently is in the process of repositioning, including changing its content strategy and transforming the channel to be more attractive to its target audience and advertisers.

        Peretz audience share and marginality increased in March 2015 due to effective content management and start of channel repositioning.

  Expenses

        Total operating expenses of Peretz channel decreased by 25% in ruble terms when comparing the periods under review, of which a decrease of 9pp related to programming expenses (discussed below), and decreases of 9pp and 7pp related to depreciation and amortization and selling, general and administrative expenses, respectively (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 13% to 20% when comparing the periods under review, primarily as the result of decreased channel revenues. In ruble terms, direct operating expenses increased by 2% primarily reflecting a 5pp increase in transmission expenses due to annual raises.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 20% to 22% when comparing the periods under review, primarily due to decreased channel revenues. In ruble terms, selling, general and administrative expenses decreased by 27%, primarily reflecting a decrease in compensation payable to Video International as the result of decreased channel revenues.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues increased from 33% to 38% when comparing the periods under review, primarily due to decreased channel revenues. In ruble terms, programming expenses decreased by 23%, primarily due to decreased volume of Russian sketchcoms and airing of less expensive foreign content.

        Depreciation and amortization expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 14% to 10% when comparing the periods under review. In ruble terms, depreciation and amortization expenses decreased by 54% in ruble terms, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives in the second half of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

Channel 31

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$3,812	$3,639	100%	100%	(5)%	2%

Including:
Advertising revenues	3,673	3,495	96%	96%	(5)%	2%

Total operating expenses	$(3,840)	$(4,305)	101%	118%	12%	21%

Including:
Direct operating expenses	(262)	(347)	7%	10%	32%	41%
Selling, general and administrative expenses	(779)	(898)	20%	25%	15%	25%
Programming expenses	(2,141)	(2,304)	56%	63%	8%	15%
Depreciation and amortization	(658)	(756)	17%	21%	15%	25%

Operating loss	$(28)	$(666)	1%	18%	nm *	nm *

*
"nm" indicates the value that is not meaningful

        The functional currency of Channel 31 is the Kazakh tenge, and our reporting currency is the U.S. dollar. As a result, we translate our results of operations into U.S. dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the three months ended March 31, 2015, the value of the Kazakh tenge depreciated by 2% against the U.S. dollar and was on average 8% lower than the average value of the Kazakh tenge as compared to the three months ended March 31, 2014.

  Revenues

        Advertising revenues of Channel 31 increased by 2% in Kazakh tenge terms when comparing the periods under review, reflecting a cumulative effect of an increase in target audience share and a 4% decrease in the estimated overall television advertising market in Kazakhstan in Kazakh tenge terms.

        The increase of Channel 31's target audience share from 11.7% to14.8% reflected successful changes in the programming grid focusing on local-language programming and better performance of foreign content, but was offset by increased competition from smaller niche and non-free- to-air channels as the result of strengthening of the Kazakh law on local-language programming.

Expenses

        Total operating expenses of Channel 31 increased by 21% in Kazakh tenge terms when comparing the periods under review, mainly due to a 9pp increase in programming expenses and increases of 5pp and 3pp in selling, general and administrative and direct operating expenses, respectively (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 7% to 10% when comparing the periods under review. In Kazakh tenge terms, direct operating expenses increased by 41%, primarily due to a 28pp increase in transmission and maintenance costs, reflecting timing decrease in cable costs in the first quarter of 2014 and a 9pp increase in salaries and benefits costs reflecting increased annual raises.

        Selling, general and administrative expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 20% to 25% when comparing the periods under review. In Kazakh tenge terms, selling, general and administrative expenses increased by 25%, primarily due to a 12pp increase in advertising and promotion expenses reflecting increased costs for channel's promotion, and 4pp increases in salaries and benefits costs and rent and utilities costs, respectively, reflecting annual raises.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 56% to 63% when comparing the periods under review. In Kazakh tenge terms, programming expenses increased by 15%, primarily due to broadcasting of more expensive foreign series and Russian shows to support Channel 31's audience share.

All Other

	Three months ended March 31,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,515	$3,106	100%	100%	23%	120%

Operating expenses	$(4,184)	$(6,218)	166%	200%	49%	163%

Including:
Selling, general and administrative expenses	(4,004)	(4,219)	159%	136%	5%	85%
Stock based compensation (expense) benefit	1,507	(605)	60%	19%	140%	171%
Other expenses	(1,687)	(1,394)	67%	45%	(17)%	49%

Operating loss	$(1,669)	$(3,112)	66%	100%	86%	227%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International, digital media businesses and new channel CTC Love (see "—Segment overview" above). In three-month periods ended March 31, 2014 and 2015, operating revenues from CTC-International amounted to $0.9 million and $1.2 million, respectively, and operating revenues from our digital media businesses amounted to $1.4 million and $0.9 million, respectively. In addition, in the three month ended March 31, 2015, operating revenues from the new channel CTC Love amounted to $0.9 million.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International, digital media business and new channel CTC Love (see "—Segment overview" above). In ruble terms, selling, general and administrative expenses increased by 85% when comparing the periods under review, of which a 68pp increase related to our corporate headquarters, reflecting increased legal and consulting expenses in response to the amendment to the Russian Mass Media Law, and a 6pp increase related to compensation payable to Video International for CTC Love channel.

        Stock-based compensation expenses increased by $2.1 million, primarily as the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 49% in ruble terms when comparing the periods under review, reflecting increases in depreciation and amortization expenses and transmission and maintenance expenses, primarily as the result of launch of our channel CTC Love in the second quarter of 2014.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of March 31, 2015 Compared to December 31, 2014

  Short-term and long-term programming rights

        Programming rights remained approximately flat in U.S. dollar terms when comparing December 31, 2014 and March 31, 2015, respectively, primarily due to the effect of depreciation of the Russian ruble against the U.S. dollar. In ruble terms, programming rights increased by 4%, primarily due to an increase in Russian content to secure programming grid of our channels for a longer period.

  Intangible assets and Goodwill

        Intangible assets decreased from December 31, 2014 to March 31, 2015 by $4.0 million, primarily due to the effect of the depreciation of the Russian ruble against the U.S. dollar, and amortization of our analog broadcasting licenses. Goodwill decreased from December 31, 2014 to March 31, 2015 by $2.0 million, primarily due to the effect of depreciation of the Russian ruble against the U.S. dollar.

  Other non-current assets

        As of March 31, 2015, other non-current assets reflect dividends of $34.6 million otherwise payable to one of our principal stockholders, Telcrest, that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN. See also "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." In addition, as of March 31,

2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $7.6 million.

  Taxes payable

        Our taxes payable decreased by $7.6 million from December 31, 2014 to March 31, 2015, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2014 compared with the first quarter of 2015.

  Liquidity and Capital Resources

        Our sources of capital consist primarily of cash flows from operations. We believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, capital expenditures and programming commitments and income tax obligations. We cannot assure you, however, that the assumed levels of revenues and expenses underlying this projection will prove to be accurate. We continually assess the counterparties and instruments we use to hold our cash and cash equivalents, with a focus on preservation of capital and liquidity. Based on information currently available, we do not believe that we are at risk of default by our counterparties.

        As of March 31, 2015, we had $73.9 million in cash and cash equivalents, of which approximately 67% was held in U.S. dollar-denominated accounts. In addition, as of March 31, 2015, we had $36.0 million in deposits with maturities ranging from three to twelve months, of which approximately 74% was held in U.S. dollar-denominated accounts. In April 2015, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +3.0% with a credit limit of approximately RUR 1 billion or approximately $17 million (at closing exchange rate of RUR 58.5 to $1.00). As of December 31, 2014 and March 31, 2015, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Three months ended March 31,
	2014	2015
	(in thousands)
Net cash provided by/(used in) operating activities:	$32,403	$(3,326)
Net cash provided by investing activities:	3,548	68,580
Net cash used in financing activities:	(27,364)	(27,507)

        Cash flows from operating activities decreased by $35.7 million, primarily reflecting the lower cash receipts from advertising sales, and, to a lesser extent, due to the effect of the depreciation of the Russian ruble against the U.S. dollar, when comparing the periods under review. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $184.6 and $77.4 million for the three-month periods ended March 31, 2014 and 2015, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $84.7 and $42.5 million for the three-month periods ended March 31, 2014 and 2015, respectively. The decrease in cash paid for programming rights in the first quarter of 2015 was primarily due to the timing effect of our investments in Russian content at CTC channel. Programming expenses amounted to $78.6 and $42.6 million for the three-month periods ended March 31, 2014 and 2015, respectively.

        Cash used in or provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new businesses, and investments in or receipts from cash deposits. In the three-month period ended March 31, 2015, our cash provided by investing activities primarily represented receipts from cash deposits of $68.5 million. In the three-month period ended March 31, 2014, our cash provided by investing activities primarily represented receipts from cash deposits of $4.5 million and cash paid for capital expenditures of $1.0 million, mainly on purchases of broadcasting equipment.

        Cash used in financing activities includes net proceeds from or settlement of our loan, and payments of dividends. In the three-month period ended March 31, 2015, our cash used in financing activities included payment of dividends in the amount of $20.4 million to our stockholders, $0.02 million in dividends paid to minority shareholders of our subsidiaries and $6.9 million increase in other non-current assets which represents dividends to one of our stockholder that were blocked pursuant to U.S. sanctions imposed on Bank Rossiya. In the three-month period ended March 31, 2014, our cash used in financing activities included payment of dividends in the amount of $20.3 million to our stockholders, $0.02 million in dividends paid to minority shareholders of our subsidiaries and $6.9 million increase in other non-current assets which represents dividends to one of our stockholder that were blocked pursuant to U.S. sanctions imposed on Bank Rossiya.

        In light of the challenging market circumstances, the Board has decided not to declare or pay dividends in the second quarter of 2015.The Board believes that the interests of stockholders are best served by ensuring the strong financial position of the Company both operationally and strategically. The Board will consider potential future dividends in light of market developments.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of March 31, 2015:

	Total	Through 2015	2015	2016	2017	2018	2019
	(in thousands)
Acquisition of programming rights	$127,738	$96,096	$31,403	$239	$—	$—	$—
Transmission and satellite fees	73,062	10,541	14,762	15,593	16,386	7,893	7,887
Leasehold obligations	30,781	3,860	5,444	5,760	5,016	5,451	5,250
Network affiliation agreements	8,100	1,301	1,835	1,912	2,007	510	535
Payments for intellectual rights	13,090	1,500	2,093	2,209	2,323	2,435	2,530
Other contractual obligations	22,104	2,774	3,580	3,777	3,951	4,128	3,894

Total	$274,875	$116,072	$59,117	$29,490	$29,683	$20,417	$20,096

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        Our contractual obligations for acquisition of programming rights include U.S. dollar-denominated commitments of approximately $39.3 million in 2015 and $20.3 million in 2016. Rubles denominated contractual obligations are translated at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        Agreement with RTRS—In July 2014, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $4.1 million for our CTC and Domashny channels in aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, starting from 2014, we made advance payments of 444 million rubles or $7.6 million towards the construction of the digital infrastructure in the 50– coverage regions as of March 31, 2015. In aggregate we expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $24.4 million by the end of 2018 (at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

  Critical Accounting Policies, Estimates and Assumptions

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates include, among others, the estimate of fair values in business combinations, estimates of the fair value of the company's common stock in determining stock-based compensation, the amortization method and periods for programming rights and sublicensing rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, fair value of derivative instruments, estimates of contingencies, and the determination of valuation allowances for deferred tax assets. We have discussed the estimates that we believe are critical and require the use of complex judgment in our 2014 Annual Report on Form 10-K. Since that date, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

        As of December 31, 2014, we recorded non-cash impairment losses totaling $29.4 million related to Peretz goodwill. The decline in fair value of these assets was due to revised estimates of future cash flows during the fourth quarter of 2014, primarily reflecting the revised expectations of the total TV advertising market, following reduced advertising demand and increased uncertainty in the medium-term, including uncertainties regarding the ultimate outcome of the Ukraine crisis and its impact on the Russian economy. For a discussion of the methodology and major assumptions regarding our impairment test refer to the 2014 Annual Report on Form 10-K filed with the SEC on March 5, 2015.

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

        Tax provisions—We record temporary differences related to investments in our Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that we do not plan to permanently reinvest in operations outside the U.S. The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. We are a U.S. legal entity with substantially all of our operations outside the U.S., primarily in Russia. As a result, our tax filing positions in the U.S. are substantially impacted by our interpretation of tax law and how we apply it in determining U.S. taxes payable and deferred tax liabilities. While we believe we have, and continue, to make reasonable judgments in determining our tax filing positions in each jurisdiction in which we are subject to tax, views may differ as to the determination of our tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in our estimates.

        Our Board of Directors and stockholders may pursue a restructuring of our group or its ownership in order to comply with the restrictions on non-Russian ownership and control of mass media entities under the amended Russian Mass Media Law, which may result in the group being required to pay significant taxes, including in the U.S. See also "Item 1A. Risk Factors—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock".

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the U.S. dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. For the three months ended March 31, 2015, the Russian ruble depreciated against the U.S. dollar by 4% and was on average 44% lower than the average value of the Russian ruble as compared to the three months ended March 31, 2014.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the Russian ruble, primarily U.S. dollar payments for non-Russian produced programming. As of March 31, 2015, we had U.S. dollar denominated contractual commitments for the acquisition of approximately $39.3 million in programming rights through 2015 and $20.3 million in 2016. As of March 31, 2015, our U.S. dollar-

denominated cash and cash deposits comprised approximately $75.9 million; in addition, as of March 31, 2015, we have outstanding foreign exchange forward contract to purchase approximately $3 million at an exchange rate of RUR 48.2 to $1 in 2015, to reduce a portion of our foreign exchange risk related to U.S.-dollar denominated payments. In the first quarter of 2015, we entered into foreign exchange forward contracts for approximately $6 million to reduce a portion of our foreign exchange risk related to U.S.-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S.- dollar denominated payments.

        The prevailing exchange rate as of April 25, 2015 was RUR 50.2 to $1.00.

        For the three months ended March 31, 2015, if the value of the ruble compared to the U.S. dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $6.8 million and $4.8 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble-denominated even though our reporting currency is the U.S. dollar.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of CTCM's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of CTCM's outstanding common stock; and a number of public stockholders, which we understand include numerous U.S. and European investors, which together hold the remaining approximately 36% of CTCM's outstanding common stock. As a consequence, neither our Delaware parent company nor the current beneficial ownership structure of our group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and our parent company would be unable to exercise its voting rights in our

Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding our ownership, and may materially adversely affect the value of our common stock.

        Our Board of Directors, through its Advisory Committee, and management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of our stockholders. Based on the input of our external advisers, our Board has not to date identified an alternative that it believes would comply with the new law without a material change in the ownership of the group's Russian businesses or a sale or a buyback of a material portion of our common stock. Accordingly, as part of our efforts in this regard, our financial advisors have conducted an initial, formal process to identify and solicit offers from potential bidders; no offers were received in that formal process. Our Board of Directors and management are therefore continuing to review strategic options to achieve compliance with the new law, including exploring potential sale transactions with a limited number of third parties. These discussions are at an early stage.

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

        In 2014 and early 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges (discussed below). Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        In 2014, the Russian ruble depreciated against the U.S. dollar by 42%. On December 11, 2014, the Central Bank of Russia raised its main lending rate to 10.5%, followed by a further increase on December 15, 2014 to 17%. The rate was reduced by 2% in February 2015 and remains at 14% as of March 31, 2015. In the beginning of 2014, the lending rate was 5.5%. Depreciation of the ruble, increasing inflation and volatility of interest rates are indicative of the general downturn in the Russian economy and may lead to a significant decrease in advertising revenues. If the exchange rate between the Russian ruble and the U.S. dollar remains at its current level or if the Russian ruble depreciates further, our revenues and operating results for 2015, and perhaps future periods, as reported in U.S. dollars, will be materially adversely affected. Further volatility of interest rates may also adversely affect our ability to borrow funds if and when necessary or desirable.

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

        See also "—Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected"; and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected.

        Although our reporting currency is the U.S. dollar, we generate almost all of our revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of our principal operating subsidiaries. As a result, our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble.

        In the three months ended March 31, 2015, the Russian ruble depreciated against the US dollar by approximately 4% and was on average 44% lower than the average value of the Russian ruble compared to the US dollar during the three months ended March 31, 2014. The prevailing exchange rate as of March 31, 2015 was RUR 58.5 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in U.S. dollars. As of March 31, 2015, we had U.S. dollar denominated contractual commitments for the acquisition of approximately $39.3 million in programming rights in 2015 and $20.3 million in 2016. As of March 31, 2015, our US dollar-denominated cash and cash deposits comprised approximately $75.9 million; in addition, as of March 31, 2015, we have outstanding foreign exchange forward contract to purchase approximately $3.0 million at an exchange rate of RUR 48.2 to $1, to reduce a portion of our foreign exchange risk related to U.S.-dollar denominated payments. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S.-dollar denominated payments. See also "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

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

        As a result of the sanctions programs, we must engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. In particular, there have been press reports speculating that Video International, the advertising sales house on which we rely for the software used by our internal sales house and for material consulting services and analysis of the advertising market, may be controlled by parties subject to sanctions. In light of such reports, our management and the Compliance Committee of our Board are continuing to seek appropriate confirmation of the facts. According to our due diligence in respect of Video International to date, the Compliance Committee of our Board has concluded that the evidence does not suggest that Video International is majority owned or otherwise controlled by sanctioned parties. Nevertheless, negative perceptions resulting from our relationship with Video International may result in harm to our reputation or to our relationships with other counterparties. In addition, although we seek to take all reasonable efforts to confirm that Video International and our other counterparties are not majority owned or controlled by sanctioned parties, there remains the possibility that we could be found not to be in compliance with applicable legal requirements in respect of sanctions, which could materially adversely harm our business.

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

        We are committed to complying with all applicable laws, including Ukraine- related sanctions. However, if we fail to comply with sanctions requirements, our company and/or our directors and senior management could face administrative, civil and criminal penalties.

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

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. The global credit crisis and the related turmoil in the global financial system in 2008 had a material negative impact on the Russian economy, with total spending on television advertising in Russia declining significantly, falling by 18% in 2009 when comparing to 2008. Although in the subsequent years the Russian economy demonstrated recovery and overall Russian television advertising spending grew at a compound annual growth rate of 12% in the period from 2009 to 2013, Russia has experienced significant economic instability in 2014 and early 2015, characterized by depreciation of its currency and a steep decline in the value of shares traded on its stock exchanges. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. As result, in 2014, overall Russian television advertising market increased by only approximately 2% in ruble terms when compared to 2013.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we are unable to produce or secure a steady supply of high- quality programming, particularly in the key timeslots, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes or legislation, or to increased competition, by providing appropriate programming, our overall audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, and we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        In March 2013, we entered into 10-year transmission agreements with RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the currently planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build- out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is expected that this infrastructure will be put into operation by the end of 2018. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

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

    In December 2014, a draft law containing amendments to the Mass media law was submitted to the State's Duma, providing obligation of cable operators to carry signal of channels included in multiplex (which would be applicable for our CTC and Domashny channels). In April, 2015, a draft law passed the first hearings with the State's Duma. If this law is not adopted, we may be unable to secure or maintain carriage of CTC and Domashny channels' signals over cable in certain regions, or at transmission rates that are consistent with our historical experience. With respect to our Peretz channel which is not included in multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2014, we incurred an aggregate of $24 million of such expenses for all of our channels. According to the amended agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") amounted to $3.0 million and will be approximately $4.1 million in 2015 for our CTC and Domashny channels in aggregate.

    In addition, starting from 2014, we made advance payments of 444 million rubles or $7.6 million towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50– coverage") as of March 31, 2015. In aggregate we expect to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $24.4 million by the end of 2018 (at an exchange rate of RUR 58.5 to $1.00 as of March 31, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. The increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

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

        At the end of 2012, the government published the results of the Russian population census taken at the end of 2010. These results led to changes to the relative weighting of the cities in the panel, the size of which increased to 77 cities starting January 1, 2013. Furthermore, in 2013, TNS expanded the "establishment survey" from 121 cities to all cities with more than 100,000 residents (165 cities in total). According to our estimates, such change did not lead to any significant changes in the weighting system or have any impact on our estimated ratings.

        In addition, on June 30, 2014, the Industry Committee on TV Audience Measurement in Russia announced a tender for the right to provide the industry- standard measurement of TV audiences in Russia for the period from 2017 through 2026. We understand that in October 2014, four companies, including TNS, submitted applications in response to this tender, but the tender was not held in the fourth quarter of 2014 as was previously announced. There is no public information as to whether this tender will be held or when, but in the event that it is held it may result in a change in the provider of audience measurement services in Russia, or may in any event result in changes in the audience measurement system. We are unable to predict at this time the impact of any such changes on our audience share or ratings, but any such changes may adversely affect our audience shares.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as at March 31, 2015, was approximately $3.5 million.

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

        As a U.S. public company, we are subject to securities laws and regulations requiring that we file with the SEC audited historical financial statements for businesses we acquire that exceed certain materiality thresholds. Given the financial reporting practices in Russia and other CIS countries, such financial statements are often not readily available or are not capable of being audited to the standards required by U.S. securities regulations. As a result, we may be prevented from pursuing acquisition opportunities that our competitors and other financial and strategic investors are able to pursue.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from non-free- to- air and smaller niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012, 17.2% in 2013, 18.4% in 2014 and 20.3% in the first quarter of 2015. If smaller niche and non- free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced".

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of March 31, 2015 we had contractual commitments for the acquisition of approximately $96.1 million in programming rights in 2015, $31.4 million in 2016 and $0.2 million in 2017, including U.S. dollar denominated commitments of approximately $39.3 million in 2015 and $20.3 million in 2016.

        Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. See also—"Decreases in the value of the Russian ruble as compared to the U.S. dollar that have resulted from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in US dollars, may continue to be negatively affected".

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent, finance and legal personnel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about U.S. accounting and legal practices. In January 2015, our CFO Nikolay Surikov resigned and was replaced by Stanislav Ploschenko. Our Chief Content Officer and Head of CTC Channel Vyacheslav Murugov tendered his resignation in November 2014. Following resignation of Vyacheslav Murugov, Elmira Makhmutova was appointed Head of CTC Channel. In December 2014, Ruben Oganesyan was appointed as Head of Peretz channel. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about US accounting and legal practices. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        In February 2014, a new law came into force amending the Russian Constitution and merging the Higher Arbitration court with the Higher Court, creating a new Higher Court. As of the date of this Report, the new Higher Court is in the process of being established. We cannot predict the effect of this merger on judicial practice and the Russian judicial system.

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

        Although CTC Media is a Delaware corporation, subject to suit in U.S. federal and other courts, most of our assets are located in Russia, and all of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to U.S. federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any U.S. or other foreign court judgment obtained against our company, any of our operating subsidiaries or any of our directors in Russia.

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

        Investors in emerging markets such as Russia and other CIS countries should be aware that these markets are subject to greater risk than more developed markets, including in some cases legal, economic and political risks. Investors should also note that emerging economies, such as the economies of Russia and Kazakhstan, are subject to rapid change and that the information set out herein may become outdated relatively quickly. Furthermore, in doing business in various countries of the CIS, we face risks similar to (and sometimes greater than) those that we face in Russia. For example, the current circumstances involving Ukraine, including international economic sanctions, may have deleterious macroeconomic and other effects on the regions in which we operate, including, among other things, increased volatility in foreign currency values and a weaker overall business environment. Moreover the recently adopted amendment to the Russian law On Mass Media restricts foreign investments over 20% in Russian mass media and broadcasting companies that may negatively affect our company and the price of its shares. Recently adopted legislation in Ukraine will prohibit distribution (screening) of Russian movies produced after January 1, 2014. This may adversely affect our business because we will not be able to broadcast or sublicense such films and series in Ukraine.

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

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future, particularly in light of the current geopolitical and macroeconomic environment and the pending implementation of the amended Mass Media law. The stock market in general and, in particular, the market in emerging markets, like Russia, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. The macroeconomic environment in Russia has also resulted in a widespread deterioration in the price of Russian-exchange listed stocks and the stock of companies which predominantly operate in Russia and the CIS that are traded on other exchanges. Furthermore, the recently adopted amendment to the Russian law "On Mass Media", which restricts foreign ownership of mass media and broadcasting entities, has also had a significant negative impact on our company's stock price. Overall, our stock price was down by 57% from $9.21 per share at March 31, 2014 to $3.96 per share at March 31, 2015. See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—Recently adopted amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock". These factors create a high level of uncertainty regarding the stock price which the company can achieve in the near and long-term future.

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of March 31, 2015, approximately 36% of our outstanding common stock was held by parties other than our directors, executive officers and principal stockholders and their respective affiliates. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of March 31, 2015, our directors, executive officers and our two principal stockholders, and their respective affiliates, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. In particular, our two principal stockholders have entered into a voting arrangement that determines the composition of our board of directors, although the rights of Telcrest under this voting agreement are currently blocked pursuant to U.S. economic sanctions. See also "—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

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

CTC MEDIA, INC.
By:	/s/ STANISLAV PLOSCHENKO Stanislav Ploschenko Chief Financial Officer

Date: April 30, 2015

CTC MEDIA, INC.
By:	/s/ YULIA SHTYROVA Yulia Shtyrova Acting Chief Accounting Officer

Date: April 30, 2015

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-13228
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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