Form 10-Q
period 2015-06-30
CTC Media, Inc.
filed 2015-08-07
CIK 1354513

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

        As of July 29, 2015, there were outstanding 156,103,854 shares of the registrant's common stock, $0.01 par value per share.

 CTC MEDIA, INC.
INDEX

 SPECIAL NOTE REGARDING
THE RUSSIAN MASS MEDIA LAW
AND POTENTIAL ASSET SALE

Offer from UTH

        On July 6, 2015, we announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in our Russian (and Kazakhstan) business operations. Our Board of Directors and its Special Committee of independent directors have each reviewed the offer and believe that it is appropriate to seek to reach agreement on the final terms and definitive documentation in respect of the proposed transaction. We are considering the UTH offer in the context of an amendment to the Russian law "On Mass Media" adopted in October 2014, which will impose further limits on non-Russian ownership and control of Russian television broadcasters beginning in 2016, as described below.

        The Special Committee has agreed to grant a period of exclusivity to UTH, during which the parties will seek to agree the definitive terms of the transaction. If ultimately recommended by the Special Committee and approved by the Board of Directors, the transaction would be submitted to the Company's stockholders for approval.

        Pursuant to the non-binding offer, UTH would acquire a 75% interest in our operating businesses, on a cash- and debt-free basis, for $200 million in cash. Following this transaction, we believe that Russian persons would ultimately beneficially own and control an interest greater than 80% in the broadcasting entities of the CTC group in Russia, in keeping with the amended Mass Media Law.

        The discussions with UTH are ongoing and there can be no assurance that the Special Committee will be successful in agreeing definitive documentation with UTH, or that such transaction will ultimately close. Such transaction would be subject to customary closing conditions, including clearance from the Russian Federal Anti-monopoly Service. If the transaction is consummated, it is the Board's intention to return value to our stockholders, and the Board is exploring the most efficient manner of doing so. The amount that would ultimately be available to our non-sanctioned stockholders will depend on the final terms of the deal, the business's cash requirements, the transaction expenses incurred and the tax to be paid. We will continue to comply with applicable international economic sanctions with respect to Telcrest Investments Limited, a holder of 25% of our common stock that is subject to U.S. sanctions.

        If our Special Committee and Board of Directors are not able to conclude a satisfactory transaction with UTH, or if our stockholders do not approve such transaction, we may not be able to consummate an alternative sale transaction, or implement an alternative restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the amended Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect our business and the market value of our common stock.

Background to the Amended Mass Media Law

        As previously disclosed, the amended Mass Media Law will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, whether direct or indirect. The law generally does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016. No amendments to or waivers from the Mass Media Law have been approved to date, and accordingly by such time each Russian mass media entity, including television broadcasters, must comply with the requirement that, among other things, non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity. Russian entities and individuals that beneficially own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of our outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of our outstanding common stock; and a number of public stockholders, which we understand include numerous U.S. and European investors, which together hold the remaining approximately 36% of our outstanding common stock. As a consequence, neither our Delaware parent company nor the current beneficial ownership structure of our group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and our parent company would be unable to exercise its voting rights in our Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding our ownership, and has materially adversely affected, and may continue to materially adversely affect, the value of our common stock.

        Our Board of Directors, Special Committee and management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of our stockholders. Although our Board of Directors has not approved a sale or divestment transaction, based on the input of our external advisers, our Board has not to date identified a feasible alternative that it believes would comply with the new law without a material change in the ownership of the group's Russian businesses or a sale or a buyback of a material portion of our common stock. Accordingly, as part of our efforts in this regard, our financial advisors have conducted an initial, formal process to identify and solicit offers from potential bidders; no offers were received in that formal process. Our Board and its Special Committee are now seeking to reach definitive agreement with UTH on the proposed transaction described above. Our Board of Directors and management are also continuing to review alternative strategic options to achieve compliance with the new law.

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31, 2014	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$37,836	$53,773
Short-term investments (Note 4)	103,800	50,699
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2014—$1,297; June 30, 2015—$2,159)	25,738	16,263
Taxes reclaimable	14,544	16,330
Prepayments	42,798	34,910
Programming rights, net (Note 5)	112,793	108,716
Deferred tax assets	20,307	21,802
Other current assets	262	1,641

TOTAL CURRENT ASSETS	358,078	304,134

PROPERTY AND EQUIPMENT, net	18,520	16,813
INTANGIBLE ASSETS, net:
Broadcasting licenses	28,366	25,174
Cable network connections	11,345	10,099
Trade names	3,510	3,562
Other intangible assets	2,762	2,863

Net intangible assets	45,983	41,698
GOODWILL	53,627	54,335
PROGRAMMING RIGHTS, net (Note 5)	72,446	87,796
INVESTMENTS IN AND ADVANCES TO INVESTEES	3,167	2,659
PREPAYMENTS	13,719	22,200
DEFERRED TAX ASSETS	8,526	9,369
OTHER NON-CURRENT ASSETS (Note 4)	34,987	43,168

TOTAL ASSETS	$609,053	$582,172

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	2,192	1,469
Accounts payable	56,670	50,889
Accrued liabilities	17,044	11,956
Dividends blocked under sanctions (Note 4 and 6)	27,684	34,605
Taxes payable	15,632	4,623
Deferred revenue	6,652	3,611
Deferred tax liabilities	58,827	59,864

TOTAL CURRENT LIABILITIES	184,701	167,017

DEFERRED TAX LIABILITIES	6,910	5,683
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 6):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2014 and June 30, 2015—158,210,719)	1,582	1,582
Additional paid-in capital	496,905	494,690
Retained earnings	385,643	370,583
Accumulated other comprehensive loss	(444,591)	(438,239)
Less: Common stock held in treasury, at cost (December 31, 2014—2,448,553; June 30, 2015—2,106,865 shares)	(29,115)	(25,052)
Non-controlling interest	7,018	5,908

TOTAL STOCKHOLDERS' EQUITY	417,442	409,472

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,053	$582,172

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
REVENUES:
Advertising	$182,495	$89,938	$367,058	$167,294
Sublicensing revenue and other revenues	1,817	2,341	3,501	4,123

Total operating revenues	184,312	92,279	370,559	171,417

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $5,973 and $3,531 for the three months and $12,615 and $6,583 for the six months ended June 30, 2014 and 2015, respectively; and exclusive of stock-based compensation expense (benefit) of $373 and $80 for the three months and $(776) and $312 for the six months ended June 30, 2014 and 2015, respectively)	(12,959)	(8,946)	(24,612)	(16,464)
Selling, general and administrative (exclusive of depreciation and amortization of $847 and $543 for the three months and $2,037 and $1,025 for the six months ended June 30, 2014 and 2015, respectively; and exclusive of stock-based compensation expense of $879 and $261 for the three months and $521 and $634 for the six months ended June 30, 2014 and 2015, respectively)	(39,008)	(25,296)	(80,560)	(45,359)
Stock-based compensation (expense) benefit	(1,252)	(341)	255	(946)
Programming expenses	(85,653)	(47,119)	(164,231)	(89,697)
Depreciation and amortization	(6,820)	(4,074)	(14,652)	(7,608)

Total operating expenses	(145,692)	(85,776)	(283,800)	(160,074)

OPERATING INCOME	38,620	6,503	86,759	11,343
FOREIGN CURRENCY GAINS (LOSSES)	(1,335)	(748)	(4,705)	372
INTEREST INCOME	3,064	1,760	6,342	3,389
INTEREST EXPENSE	(128)	(102)	(264)	(182)
OTHER NON-OPERATING (LOSS) INCOME, net	466	(45)	(592)	(248)
EQUITY IN (LOSS) INCOME OF INVESTEE COMPANIES	270	(30)	(669)	(28)

Income before income tax	40,957	7,338	86,871	14,646

INCOME TAX EXPENSE	(13,003)	(2,140)	(27,182)	(1,028)

CONSOLIDATED NET INCOME	$27,954	$5,198	$59,689	$13,618

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1,293)	$(502)	$(1,812)	$(505)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$26,661	$4,696	$57,877	$13,113

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.17	$0.03	$0.37	$0.08

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.17	$0.03	$0.37	$0.08

Weighted average common shares outstanding—basic	155,753,120	156,100,897	155,732,037	155,942,491

Weighted average common shares outstanding—diluted	156,068,790	156,130,447	155,942,893	155,995,307

Dividends declared per share	$0.17	$—	$0.35	$0.17

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands of U.S. dollars, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net Income	$27,954	$5,198	$59,689	$13,618
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustment	42,493	20,364	(22,985)	6,284

Other Comprehensive Income (Loss)	42,493	20,364	(22,985)	6,284

Comprehensive Income	$70,447	$25,562	$36,704	$19,902

Less: Comprehensive Income attributable to non-controlling interest	(1,373)	(524)	(1,128)	(437)

Comprehensive Income attributable to CTC Media, Inc. stockholders	$69,074	$25,038	$35,576	$19,465

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Six months ended June 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$59,689	$13,618
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	3,631	(2,125)
Depreciation and amortization	14,652	7,608
Programming expenses	164,231	89,697
Stock based compensation (benefit) expense	(255)	946
Equity in loss of unconsolidated investees	669	28
Foreign currency losses (gains)	4,705	(372)
Changes in provision for tax contingencies	(803)	(2,730)
Changes in provision for doubtful accounts	—	813
Changes in operating assets and liabilities:
Trade accounts receivable	5,880	9,722
Prepayments	(690)	(1,695)
Other assets	(397)	218
Accounts payable and accrued liabilities	(4,026)	(48)
Deferred revenue	1,460	(3,360)
Other liabilities	(14,731)	(11,183)
Payments for multiplex	—	(1,195)
Acquisition of programming and sublicensing rights	(184,029)	(104,594)

Net cash provided by/(used in) operating activities	49,986	(4,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(2,183)	(1,965)
Proceeds from sale of property and equipment	—	704
Receipts from deposits, net	22,914	53,982

Net cash provided by investing activities	20,731	52,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of loan	(531)	(743)
Increase in other non-current assets (Note 4)	(13,842)	(6,921)
Dividends paid to stockholders	(40,665)	(20,350)
Dividends paid to noncontrolling interest	(3,461)	(1,547)

Net cash used in financing activities	(58,499)	(29,561)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	499	(2,571)
Net increase in cash and cash equivalents	12,717	15,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,574	37,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,291	$53,773

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Each channel includes the operating results of its network, which is responsible for broadcasting operations, sales of network advertising, licensing and commissioning of programming, producing its programming schedule, and managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. For financial reporting purposes the Company's other less significant operating segments are included along with operations of corporate headquarters in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2015 (the "2014 Annual Report"). The Company's accounting policies are more fully described in the 2014 Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting the appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

        The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for the complete financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As fully described in 2014 Annual Report on Form 10-K, an amendment to the Russian law "On Mass Media" adopted in October 2014 will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, whether direct or indirect, starting from January 1, 2016. No amendments to or waivers from the Mass Media Law have been approved to date and therefore all mass media, including CTC Media's Russian broadcasting businesses, will be required to comply with these ownership and control limitations by January 1, 2016 (subject to a one-year grace period for offshore intermediate holding structures ultimately owned and controlled by Russian individuals or companies). The adoption of the Mass Media Law creates significant uncertainty for CTC Media and its stockholders.

        The Company's Board of Directors, through its Special Committee of independent directors, and management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the new law while safeguarding the interest of all of the Company's stockholders.

        In the context of these legal developments in Russia, on July 6, 2015, the Company announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in the group's Russian and Kazakhstan business operations. Although the Board of Directors has not approved a sale or divestment transaction at this time, the Board and its Special Committee have each reviewed the UTH offer and believe that it is appropriate to seek to reach agreement on the final terms and definitive documentation in respect of the proposed transaction. The Special Committee has agreed to grant a period of exclusivity to UTH, during which the parties will seek to agree on the definitive terms of the transaction. If ultimately recommended by the Special Committee and approved by the Board of Directors, the transaction would be submitted to the Company's stockholders for approval.

        Pursuant to the non-binding offer, UTH would acquire a 75% interest in CTC Media's operating businesses, on a cash- and debt-free basis, for $200 million in cash. The Board and its Special Committee intend to return value to stockholders following any such transaction, and are continuing to evaluate the best means of doing so.

        The discussions with UTH are at a relatively early stage and there can be no assurance that the Special Committee will be successful in agreeing on definitive documentation with UTH, or that such transaction will ultimately close. Such transaction would be subject to customary closing conditions, including clearance from the Russian Federal Anti-monopoly Service.

        As of June 30, 2015 and the date of these financial statements, the Company continues to manage and operate its businesses in Russia and Kazakhstan as continuing operations applying the going concern assumption. While there may be changes in management's assumptions in the near term, the Company believes that the accompanying financial statements fairly reflect the performance of the Company based on current information that is available. Should facts and circumstances change—in particular, if a transaction involving the sale of a material portion of the Company's Russian businesses becomes probable, the Company will be required to report certain, if not all, of its principal operations as discontinued operations in the period in which such transaction is approved by both Board of Directors and shareholders and thus becomes probable.

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

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of June 30, 2015, the Channel 31 Group had assets (excluding intercompany assets) totaling $20,414 and liabilities (excluding intercompany liabilities) totaling $4,731. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income (loss) attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $340 and $(48) for the three and six months ended June 30, 2015, respectively.

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

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant estimates in the financial statements include, among others, the estimate of fair values in business combinations, estimates of the fair value of the Company's common stock in determining stock-based compensation, the amortization method and periods for programming rights, useful lives of tangible and intangible assets, impairment of goodwill, valuation of intangible assets and long-lived assets, estimates of contingencies, estimates of income taxes in relation to the Company's interpretation of current tax laws, in particular, in the determination of foreign tax credits, determination of valuation allowances for deferred tax assets, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which it is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

  Revenue Recognition

        Revenue is recognized when there is persuasive evidence of an arrangement, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. An allowance for doubtful accounts is maintained for estimated losses resulting from the customers' inability to make payments. The Company recognizes advertising revenues at the moment when the advertising is broadcast and net of value-added taxes ("VAT").

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

        In addition, a number of the Company's owned-and-operated regional stations and Channel 31 have agency agreements with local subsidiaries of Video International with respect to advertising sales to local clients, which is recognized net of agency commissions.

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from the licensing of internally-produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014, the Company commenced the use of the installment method for sublicensing arrangements with Ukrainian counterparties.

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

        The Company amortizes programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applies an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that is expected to be aired only once, the entire cost is recognized as an expense on the first run. To the extent that the revenues the Company expects to earn from broadcasting a program are lower than the book value, the programming rights are written down to their net realizable value by way of recording an additional amortization charge. Such write-downs establish a new cost basis for programming rights.

  Amortizable Long-Lived Assets

        Amortizable assets are stated at cost less accumulated amortization. Definite-lived intangible assets primarily represent broadcast licenses and cable network connections that are amortized on a straight-line basis through the end of their estimated period of future economic benefit ranging from 2018 to 2022.

        The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the Company to revise its amortization expense on a prospective basis. Amortizable assets, including property and equipment and definite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeds the undiscounted cash flows, impairment is deemed to have occurred, and the Company recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is estimated using a discounted cash flow analysis or other valuation techniques.

  Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not forced liquidations or distress sales) between market participants on the measurement date.

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

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2014 and June 30, 2015, respectively.

  Goodwill and Long-Lived Intangible Assets Impairment Tests

        The Company assesses the carrying value of its goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than its annual review, factors the Company considers important which could trigger an impairment review include under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the price of the Company's shares and negative market conditions or economic trends. For a discussion of the methodology and major assumptions employed in the Company's impairment testing, refer to the Company's Annual Report on Form 10-K filed with the SEC on March 5, 2015.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Impairment reviews as of December 31, 2014

        In the annual impairment review performed as of December 31, 2014, the Company recorded non-cash impairment losses totaling $29.4 million related to Peretz goodwill. The decline in fair value of Peretz goodwill was due to revised estimates of future cash flows during the fourth quarter of 2014, primarily reflecting the revised expectations of the total TV advertising market, following reduced advertising demand and increased uncertainty in the medium-term, including uncertainties regarding the ultimate outcome of the Ukraine crisis and its impact on the Russian economy. The Company concluded that the estimated fair value of the CTC reporting unit was significantly in excess of its carrying amount as of December 31, 2014. Due to the revision of estimates of future cash flows in the impairment review as of December 31, 2014, the excess of fair value over the carrying amount of the Domashny reporting unit decreased to 15%.

  Impairment reviews as of June 30, 2015

        The market trading price for the Company's common stock price declined from $4.87 per share as of December 31, 2014 to $2.27 per share as of June 30, 2015. In the three and six months ended June 30, 2015, the Company's capitalization dramatically decreased by 43% and 53%, respectively; the majority of the decrease occurred in June 2015 (approximately 29%). As a result, as of June 30, 2015, the Company's market capitalization amounted to $354,356 while the Company's consolidated net book value (or shareholders' equity) amounted to $409,472. One of the most significant likely underlying reasons for such significant decline in the market trading price of the Company's common stock was the amendment to the Russian law "On Mass Media", which will limit foreign ownership of broadcasters in Russia beginning in 2016, and the perceived increase in the risk that the Company may not successfully achieve compliance with such requirements by by the stated deadline.

        Due to the significant decline in the market trading price of the Company's common price and market capitalization during the second quarter of 2015, the Company performed an interim analysis for impairment as of June 30, 2015. As of June 30, 2015, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $30.4 million, $15.3 million and $4.2 million, respectively. In addition, as of June 30, 2015, the Company had significant balances of amortizable broadcasting licenses totaling $25.2 million, including CTC licenses—$3.9 million; Domashny licenses—$5.1 million, and Peretz licenses—$13.3 million.

        As described above (see—Fair value measurements), in accordance with ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distress sale) between market participants at the measurement date under current market conditions. In determination of fair value of the Company's reporting units, the Company applied multiple valuation techniques by weighting indications of fair value resulting from the application of the going-concern-based present value technique and the market approach. All inputs used for fair value measurements are categorized within Level 3.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The most significant changes in assumptions used in the valuation of goodwill as of June 30, 2015 as compared to December 31, 2014 were as follows:

        Cost of capital—The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis in 2014 ranged from 15.7% to 18.6% in 2014, and was 18.1% as of June 30, 2015.

        Forecasted programming costs—The level of cash flow generated by each operation is ultimately governed by the extent to which the Company manages the relationship between revenues and costs. The Company forecasts the level of programming costs by reference to (a) the historical absolute and relative levels of costs the Company has incurred in generating revenue in each reporting unit and regional station, (b) the operating strategy of each business, (c) specific forecasted programming costs to be incurred and (d) expectations as to what these costs would be for an average market participant. The Company's estimates of forecasted programming costs are developed from a number of external sources, in combination with a process of on-going consultation with operational management. The forecasted programming costs for 2015 increased by approximately 10% compared with the estimates made at the time of the annual impairment review performed as of December 31, 2014.

        As a result of the impairment review performed as of June 30, 2015, the Company concluded that the fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. The excess of fair value over the carrying amount of the Peretz and Domashny reporting units amounted to 7% and 14%, respectively. The estimated fair values for CTC remained significantly in excess of their respective carrying amounts.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In order to evaluate the sensitivity of the fair value calculations in its impairment analysis, the Company hypothetically applied 10 and 15 percentage points' decreases in the fair value of each reporting unit and broadcasting licenses.

	Hypothetical impairment loss that could be recorded if fair value is lower by:
	10 pp	15 pp
Broadcasting licenses*	$(7,197)	$(7,290)
Goodwill:
CTC goodwill	—	—
Domashny goodwill	—	(9,817)
Peretz goodwill	(2,418)	(3,949)

Total	$(9,615)	$(21,056)

*
pre-tax effect

  Stock-based Compensation Expense

        The Company estimates the fair value of equity awards at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee equity awards. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the awards, future employee turnover rates, and future employee award exercise behavior. The Company determines the fair value of its common stock by using closing prices as quoted on the NASDAQ Global Select Market. Performance-based unvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

  Tax Provisions and Valuation Allowance for Deferred Tax Assets

        Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carry-forwards which are expected to be realized. The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carry-forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate.

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S.

        The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The Company is a U.S. legal entity with substantially all of its operations outside the U.S., primarily in Russia. As a result, the Company's tax filing positions in the U.S. are substantially impacted by the Company's interpretation of tax law and how the Company applies it in determining U.S. taxes payable and deferred tax liabilities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which the Company is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates.

  New and Recently Adopted Accounting Pronouncements

        There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements, from those disclosed in the Company's 2014 Annual Report on Form 10-K, except for the noted below.

        In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. The amendments, among other things, (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership and (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships. These amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the potential impact that these amendments will have on its consolidated financial statements.

        In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles—Goodwill and Other—Internal-Use Software ("ASU 2015-05"). ASU 2015-05 provides guidance to Subtopic 350-40, which will help entities to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. These amendments are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently assessing the potential impact that these amendments will have on its consolidated financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2015, the FASB issued Accounting Standards Update 2015-08, Business Combination (Topic 805) ("ASU 2015-08"). ASU 2015-08 amends various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

        In June 2015, the FASB issued Accounting Standards Update 2015-10, Technical Corrections and Improvements ("ASU 2015-10"). The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on the Company's condensed consolidated balance sheet or results of operations.

3. NET INCOME PER SHARE

        Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 2,310,011 and 380,472 for the three months ended June 30, 2014 and 2015, respectively, and 2,336,955 and 361,805 for the six months ended June 30, 2014 and 2015, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net income attributable to CTC Media, Inc. stockholders	$26,661	$4,696	$57,877	$13,113

Weighted average common shares outstanding—basic
Common stock	155,753,120	156,100,897	155,732,037	155,942,491
Dilutive effect of:
Stock-based awards	315,670	29,550	210,856	52,816

Weighted average common shares outstanding—diluted	156,068,790	156,130,447	155,942,893	155,995,307
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.17	$0.03	$0.37	$0.08
Diluted	$0.17	$0.03	$0.37	$0.08

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

        The numerator used to calculate diluted net income per common share for the three and six months ended June 30, 2014 and 2015 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2014	June 30, 2015
Cash and cash equivalents:
Russian ruble bank accounts	$30,672	$29,090
U.S. dollar bank accounts	5,861	21,629
Other	1,303	3,054

Total cash and cash equivalents	$37,836	$53,773

	December 31, 2014
			June 30, 2015
	Annual interest rate
		Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits		$—	11.48% - 15%	$15,309
U.S. dollar-denominated deposits	0.55% - 3.9%	$103,800	1.54% - 4.44%	$35,390

Total short-term investments		$103,800		$50,699

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

        In 2014 and the first quarter of 2015, dividends totaling $34,605 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while Telcrest continued to be a deemed remain an SDN.

        In addition, as of June 30, 2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $8.0 million. See Note 9, Commitments and Contingencies "—Purchase Commitments".

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2014 and June 30, 2015 comprise the following:

	December 31, 2014	June 30, 2015
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$100,845	$102,760
Accumulated amortization	(96,746)	(98,727)

Released, net book value	4,099	4,033

Completed and not released	1,252	1,369

Total	5,351	5,402

Acquired rights:
Historical cost	517,401	540,238
Accumulated amortization	(337,513)	(349,128)

Net book value	179,888	191,110

Total programming rights	$185,239	$196,512

Current portion	$112,793	$108,716

Non-current portion	$72,446	$87,796

        The Company expects to amortize approximately $2,868 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending June 30, 2016. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following June 30, 2015.

6. STOCKHOLDERS' EQUITY

        As of December 31, 2014 and June 30, 2015, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2014	June 30, 2015
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,448,553)	(2,106,865)

Common stock outstanding	155,762,166	156,103,854

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

an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In 2014 and in the first half of 2015, the Company issued 51,447 and 341,688 shares of common stock from treasury upon the exercise of restricted share units, or RSUs, under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan, respectively.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

Dividends

        In 2015, the following dividends were declared and paid:

Declaration date	Per Share Dividend	Aggregate Dividend	Record Date	Payment Date
March 4, 2015	$0.175	$27,271	March 16, 2015	March 26, 2015

        Dividends declared to Telcrest in 2015 of $6,921 were blocked pursuant to the U.S. sanctions imposed on Bank Rossyia described above in Note 4.

        The following table summarizes the changes in stockholders' equity during the six months ended June 30, 2014 and 2015:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	59,689	57,877	1,812
Other comprehensive loss	(22,985)	(22,301)	(684)

Comprehensive income	36,704	35,576	1,128

Additional paid-in capital	802	802	—
Common stock issued from treasury stock upon RSU exercised, net	612	612	—
Disposals of noncontrolling interests	820	—	820
Dividends declared	(57,968)	(54,507)	(3,461)

Stockholders' equity, June 30, 2014	$715,086	$710,696	$4,390

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2014	$417,442	$410,424	$7,018
Net Income	13,618	13,113	505
Other comprehensive income (loss)	6,284	6,352	(68)

Comprehensive income	19,902	19,465	437

Common stock issued from treasury stock upon RSU exercised, net	946	946	—
Dividends declared	(28,818)	(27,271)	(1,547)

Stockholders' equity, June 30, 2015	$409,472	$403,564	$5,908

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the 2014 Annual Report on Form 10-K filed with the SEC on March 5, 2015—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        In 2013 and 2014, the Company's Board of Directors approved performance criteria for the 2013 and 2014 sub-tranches under the 2013 Equity Incentive Plan in respect of 637,800 and 783,584 RSUs, respectively, with a weighted average per unit grant date fair value of $10.53 and $8.36, respectively. The Company recognized $0.3 and $0.9 million of expense attributable to RSUs in the three and six months ended June 30, 2015, respectively. The Company's Board of Directors has not yet determined performance criteria for the 2015 sub-tranche under the 2013 Equity Incentive Plan. The grant date will be the date when the key terms of these awards are determined and agreed with employees.

        The Company estimates that the total compensation expense related to awards approved under the 2013 Plan not yet recognized as of June 30, 2015 approximates $1.1 million, which is expected to be expensed over a weighted average period of 2.1 years.

        In April 2015, the Company's Board of Directors adopted the 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified employees in connection with a change in control, defined as (i) any consolidation or merger of the Company with or into any other company or other entity or person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of the Company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which the Company is a party in which in excess of 50% of the Company's voting power is transferred; (ii) a sale by the Company of its assets representing more than 50% of its Russian operating businesses; (iii) a resolution of the Company's Board to liquidate and wind up the Company; or (iv) a termination of the listing of the Company's common stock on the Nasdaq Global Select Market or Nasdaq Global Market. The total bonus pool under this plan is $10 million. Each participant is eligible to receive a portion of this pool, provided that such participant remains employed by the Company on

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

7. STOCK-BASED COMPENSATION (Continued)

the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan.

        In addition, in April 2015 the Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

8. INCOME TAX

        The Company is subject to U.S. (domestic), Russian and Kazakh income taxes, based on U.S. legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). U.S. taxable income or losses recorded are reported on CTC Media, Inc.'s U.S. income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. In 2015, dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 0% for Russian companies holding (1) more than 50% in a Russian distributing subsidiary or (2) less than 50% in a Russian distributing subsidiary for more than 365 days; otherwise withholding tax amounts to 13%. The statutory income tax rate in Russia and Kazakhstan in 2014 and for the six months ended June 30, 2015 was 20%.

        The Company's effective income tax rate was approximately 31% for the three and six months ended June 30, 2014, respectively, and 29% and 7% for the three and six months ended June 30, 2015, respectively. The decrease in effective income tax rate was due to one-off income tax refund confirmed and reclaimed from Russian tax authorities in the first quarter of 2015 based on the Company's interpretation of certain positions taken in the historical income tax filings. Excluding this effect, our effective tax rate would have been 31% and 28% for the six months ended June 30, 2014 and 2015, respectively.

        The tax years ended December 31, 2012, 2013 and 2014 remain subject to examination by the Russian and U.S. tax authorities. The tax years ended December 31, 2011 through 2014 remain subject to examination by the Kazakh tax authorities.

9. COMMITMENTS AND CONTINGENCIES

  Amendment to Mass Media law

        As previously disclosed, the amended Mass Media Law will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, whether direct or indirect. The law does not provide for "grandfathering" of existing foreign ownership interests. The law will come into force on January 1, 2016. No amendments to or waivers from the Mass Media Law have been approved to date, and accordingly each Russian mass media entity, including television broadcasters, must comply with the requirement that non-Russian entities and individuals in the aggregate beneficially own no greater than 20% of the relevant mass media entity by such time. Russian entities and individuals that beneficially

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

own interests in Russian mass media businesses greater than 20% through off-shore holding structures will have an additional year in which to restructure such foreign holding structures.

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 90% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 39% of the Company's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of the Company's outstanding common stock; and a number of public stockholders, which include numerous U.S. and European investors, which together hold the remaining approximately 36% of the Company's outstanding common stock. As a consequence, neither the Delaware parent company nor the current beneficial ownership structure of the Company's group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of the Company's business, and the Company's parent company would be unable to exercise its voting rights in its Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding the Company's ownership, and has materially adversely affected, and may continue to materially adversely affect, the value of the Company's common stock.

        The Board of Directors, Special Committee and the Company's management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of the Company's stockholders. Although Board of Directors has not approved a sale or divestment transaction, based on the input of its external advisers, the Board has not to date identified an alternative that it believes would comply with the new law without a material change in the ownership of the group's Russian businesses or a sale or a buyback of a material portion of its common stock. Accordingly, as part of the Company's efforts in this regard, its financial advisors have conducted an initial, formal process to identify and solicit offers from potential bidders.

        On July 6, 2015, the Company announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in the group's Russian and Kazakhstan business operations. See Note 11, Subsequent Events. The Board and its Special Committee are now seeking to reach definitive agreement with UTH Russia on the proposed transaction described above. The Board of Directors and the Company's management are also continuing to review alternative strategic options including restructuring approach to achieve compliance with the new law.

        As of the date these financial statements are publicly released, no affirmative decision has been made and/ or potential sale transaction approved by the Board of Directors and shareholders. A sale or restructuring of the Company's Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

  Operating environment

        Economic environment—Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. The United States, the European Union and other countries have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. Neither the Company, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions and the Company does not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis. The current situation in Ukraine has negatively affected the Company's sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors in conjunction with global macroeconomic weakness have adversely affected and may further adversely affect the Company's business.

        In 2014 and first half of 2015, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. In the first half of 2015, the overall Russian television advertising market decreased by 21%. Any continuing economic and political instability, potentially including continued or additional international economic sanctions, could have negative impact on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, the Company's advertising revenues may be significantly reduced, materially adversely affecting its results of operations.

        Exchange Rate—Although the Company's reporting currency is the U.S. dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. In the three months ended June 30, 2015, the Russian ruble appreciated against the U.S. dollar by 5%, but was on average 34% lower than the average value of the Russian ruble compared to the U.S. dollar during the three months ended June 30, 2014. In the six months ended June 30, 2015, the Russian ruble appreciated against the U.S. dollar by 1% , but was on average 39% lower than the average value of the Russian ruble compared to the U.S. dollar during the six months ended June 30, 2014.

        Additionally, given that substantially all of the Company's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Company must make in currencies other than the Russian ruble. The Company generally pays for non-Russian produced programming in U.S. dollars. As of June 30, 2015, the Company had U.S. dollar denominated contractual commitments for the acquisition of approximately $13.2 million in programming rights the remainder of 2015 and $19.6 million in 2016. As of June 30, 2015, U.S. dollar-denominated cash and cash deposits comprised approximately $57.0 million. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S. dollar-denominated payments.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        The prevailing exchange rate as of June 30, 2015 was RUR 55.52 to $1.00. If the exchange rate between the ruble and the U.S. dollar were further to depreciate, the revenues and operating results of the Company, as reported in U.S. dollars, would be adversely affected.

Goodwill and Long-Lived assets

Purchase Commitments

        The table below summarizes information with respect to the Company's commitments as of June 30, 2015:

	Total	Through 2015	2016	2017	2018	2019	2020
	(in thousands)
Acquisition of programming rights	$105,235	$63,241	$41,667	$327	$—	$—	$—
Transmission and satellite fees	73,560	7,522	15,668	16,521	17,272	8,296	8,281
Leasehold obligations	27,048	2,516	5,151	5,829	4,518	4,730	4,304
Network affiliation agreements	8,073	913	1,933	2,014	2,113	537	563
Payments for intellectual rights	6,664	532	1,109	1,170	1,231	1,290	1,332
Other contractual obligations	20,977	1,921	3,532	3,730	3,901	4,074	3,819

Total	$241,557	$76,645	$69,060	$29,591	$29,035	$18,927	$18,299

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company will incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 140 million viewers once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, the Company amended the agreements to specify service fees for 2014 and cash payments for the period from 2014 to 2018. The Company's digital transmission expense related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") will be approximately $4.2 million in 2015 for CTC and Domashny channels in the aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is indicated that this infrastructure will be put into operation in 2019. Starting from 2014, in addition to the transmission services in the 50+ coverage cities described above, the Company made advance payments of 444 million rubles or $8.0 million towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of June 30, 2015. In the aggregate, in accordance with agreements with RTRS, the Company will have to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles or $25.6 million by the end of 2018 (at an exchange rate of RUR 55.5 to $1.00 as of June 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

        In addition, the Company expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2014, the Company incurred approximately $24 million of such expenses for all channels.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

  Compliance with Licenses Terms

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently have a standard term of 10 years. In addition, the Company holds universal licenses, permitting each of its channels to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format.

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

        The Company may not always be in full compliance with these requirements. Also, the Company's independent affiliates have not always been in full compliance with all of the requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if a television station otherwise violates applicable Russian legislation or regulations, the license, after a warning notice from the regulator, may be suspended or terminated, (which decision may be appealed in court). If an independent affiliate were to broadcast without all the necessary licenses, broadcasting may be terminated and fines could be imposed. Management believes that the probability of initiation of action against any material owned-and-operated station or independent affiliate is remote.

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

10. SEGMENT INFORMATION

        The Company's three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan represent the Company's reportable segments. Each channel includes operating results of its network, which is responsible for broadcasting operations, including sales of its network's advertising, licensing and commissioning of programming, producing its programming schedule and managing its relationships with independent affiliates; and the respective owned-and-operated stations that distribute the network's signal.

        The Company's other less significant operating segments are included along with the operations of the Company's corporate headquarters in the "All Other" category for financial reporting purposes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

The Company evaluates performance based on the operating results of each segment, among other performance measures.

	Three months ended June 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$132,233	$382	$38,557	$637,027	$(1,773)	$(62,002)
Domashny Channel	27,871	25	5,324	104,183	(1,477)	(12,198)
Peretz Channel	16,902	2	(1,271)	138,155	(2,336)	(9,004)
Channel 31	4,723	46	516	19,274	(620)	(2,359)
All Other	2,583	22	(4,506)	118,918	(614)	(90)
Business segment results	$184,312	$477	$38,620	$1,017,557	$(6,820)	$(85,653)

Eliminations	—	(477)	—	(75,928)	—	—
Consolidated results	$184,312	$—	$38,620	$941,629	$(6,820)	$(85,653)

	Three months ended June 30, 2015
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$58,156	$123	$5,115	$372,144	$(1,020)	$(33,686)
Domashny Channel	15,546	31	1,542	69,262	(845)	(7,630)
Peretz Channel	9,439	8	1,445	48,774	(823)	(3,300)
Channel 31	5,041	—	832	20,582	(837)	(2,308)
All Other	4,097	19	(2,431)	129,249	(549)	(195)
Business segment results	$92,279	$181	$6,503	$640,011	$(4,074)	$(47,119)

Eliminations		(181)	—	(57,839)	—	—
Consolidated results	$92,279	$—	$6,503	$582,172	$(4,074)	$(47,119)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

	Six months ended June 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$265,117	$658	$78,247	$637,027	$(4,082)	$(120,168)
Domashny Channel	55,951	54	11,845	104,183	(3,300)	(24,079)
Peretz Channel	35,858	4	2,354	138,155	(5,012)	(15,276)
Channel 31	8,535	46	488	19,274	(1,278)	(4,500)
All Other	5,098	45	(6,175)	118,918	(980)	(208)
Business segment results	$370,559	$807	$86,759	$1,017,557	$(14,652)	$(164,231)

Eliminations	—	(807)	—	(75,928)	—	—
Consolidated results	$370,559	$—	$86,759	$941,629	$(14,652)	$(164,231)

	Six months ended June 30, 2015
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$109,234	$285	$10,153	$372,144	$(1,915)	$(64,820)
Domashny Channel	29,587	58	4,341	69,262	(1,562)	(13,948)
Peretz Channel	16,713	9	2,226	48,774	(1,529)	(6,048)
Channel 31	8,680	—	166	20,582	(1,593)	(4,612)
All Other	7,203	34	(5,543)	129,249	(1,009)	(269)
Business segment results	$171,417	$386	$11,343	$640,011	$(7,608)	$(89,697)

Eliminations	—	(386)	—	(57,839)	—	—
Consolidated results	$171,417	$—	$11,343	$582,172	$(7,608)	$(89,697)

11. SUBSEQUENT EVENTS

        On July 6, 2015, the Company announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in the group's Russian and Kazakhstan business operations. Pursuant to the non-binding offer, UTH would acquire a 75% interest in CTC Media's operating businesses, on a cash- and debt-free basis, for $200 million in cash.

        Although the Board of Directors has not approved a sale or divestment transaction at this time, the Board and its Special Committee have each reviewed the UTH offer and believe that it is appropriate to seek to reach agreement on the final terms and definitive documentation in respect of the proposed transaction. The discussions with UTH are at a relatively early stage and there can be no assurance that the Special Committee will be successful in agreeing on definitive documentation with UTH, or that such transaction will ultimately close. Such transaction would be subject to customary closing conditions, including clearance from the Russian Federal Anti-monopoly Service. If ultimately

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

11. SUBSEQUENT EVENTS (Continued)

recommended by the Special Committee and approved by the Board of Directors, the transaction would be submitted to the Company's stockholders for approval.

        In light of current circumstances, the Board has decided not to declare a dividend to be paid in the third quarter of 2015. The Board believes that the interests of stockholders are best served by preserving the financial and strategic flexibility of the Company in the current market, operational and corporate circumstances.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and six months ended June 30, 2014 and 2015. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015 (the "2014 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$184,312	$92,279	100%	100%	(50)%	(25)%

Including:
Advertising revenues	182,495	89,938	99%	97%	(51)%	(26)%

Total operating expenses	$(145,692)	$(85,776)	79%	93%	(41)%	(12)%

Including:
Direct operating expenses	(12,959)	(8,946)	7%	10%	(31)%	4%
Selling, general and administrative expenses	(39,008)	(25,296)	21%	27%	(35)%	(2)%
Programming expenses	(85,653)	(47,119)	46%	51%	(45)%	(18)%
Stock based compensation expense	(1,252)	(341)	1%	0%	(73)%	(58)%
Depreciation and amortization	(6,820)	(4,074)	4%	4%	(40)%	(10)%

Operating income	$38,620	$6,503	21%	7%	(83)%	(75)%

Foreign currency loss	(1,335)	(748)			(44)%	(19)%
Interest income, net	2,936	1,658			(44)%	(15)%
Other non-operating gains (loss), net	736	(75)			(110)%	(115)%

Income before income tax	$40,957	$7,338	22%	8%	(82)%	(73)%

Income tax expense	(13,003)	(2,140)			(84)%	(74)%

Consolidated net income	$27,954	$5,198	15%	6%	(81)%	(73)%

Less: Income attributable to noncontrolling interest	$(1,293)	$(502)			(61)%	(37)%

Net income attributable to CTC Media, Inc. stockholders	$26,661	$4,696	14%	5%	(82)%	(74)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$370,559	$171,417	100%	100%	(54)%	(25)%

Including:
Advertising revenues	367,058	167,294	99%	98%	(54)%	(26)%

Total operating expenses	$(283,800)	$(160,074)	77%	93%	(44)%	(8)%

Including:
Direct operating expenses	(24,612)	(16,464)	7%	10%	(33)%	9%
Selling, general and administrative expenses	(80,560)	(45,359)	22%	26%	(44)%	(9)%
Programming expenses	(164,231)	(89,697)	44%	52%	(45)%	(11)%
Stock based compensation benefit/(expense)	255	(946)	0%	1%	(471)%	(730)%
Depreciation and amortization	(14,652)	(7,608)	4%	4%	(48)%	(15)%

Operating income	$86,759	$11,343	23%	7%	(87)%	(79)%

Foreign currency gains (loss)	(4,705)	372			(108)%	(113)%
Interest income, net	6,078	3,207			(47)%	(14)%
Other non-operating loss, net	(1,261)	(276)			(78)%	(63)%

Income before income tax	$86,871	$14,646	23%	9%	(83)%	(86)%

Income tax expense	(27,182)	(1,028)			(96)%	(95)%

Consolidated net income	$59,689	$13,618	16%	8%	(77)%	(85)%

Less: Income attributable to noncontrolling interest	$(1,812)	$(505)			(72)%	(56)%

Net income attributable to CTC Media, Inc. stockholders	$57,877	$13,113	16%	8%	(77)%	(63)%

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

        In the six months ended June 30, 2015, our results of operations were significantly impacted by the depreciation in the value of the Russian ruble and, to a lesser extent, the value of the Kazakh tenge, as compared to the U.S. dollar. In the three and six months ended June 30, 2015, the Russian ruble appreciated against the U.S. dollar by 5% and 1%, respectively, but was on average 34% and 39% lower than the average value of the Russian ruble compared to the U.S. dollar during the three and six months ended June 30, 2014, respectively. The value of the Kazakh tenge depreciated by 2% against the U.S. dollar in the six months ended June 30, 2015 and was on average 5% lower than the average value of the Kazakh tenge as compared to the six months ended June 30, 2014.

        Should the Russian ruble or the Kazakh tenge further depreciate against the U.S. dollar in future periods, our revenues and operating results for future periods, as reported in U.S. dollars, will be adversely affected. See "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Revenues

        Our total operating revenues decreased by 50% in U.S. dollar terms and 25% in ruble terms, when comparing the three-month periods under review and decreased by 54% in U.S. dollar terms and 25% in ruble terms, when comparing the six-month periods under review, primarily reflecting the estimated decrease in the Russian television advertising market of 21% and lower year-on-year target audience share of CTC channel in the two periods under review, partially offset by our ability to command favorable advertising prices for our target audiences, higher target audience shares of Domashny channel in the three- and six-month periods under review and higher target audience share of Peretz channel in the three-month periods under review, as well as increased revenues from Channel 31 and our other businesses.

        The estimated decrease in the Russian television advertising market of 21% in the two periods under review was primarily due to significant economic instability in Russia characterized by depreciation of the Russian ruble, interest rate fluctuations and a steep decline in the value of shares traded on Russian stock exchanges. The decrease in the Russian television advertising market may not be indicative of the market dynamic that can be expected for 2015 as a whole.

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

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share*		Average target audience share		Average All 4+ audience share*
	Three months ended June 30,				Six months ended June 30,
	2014	2015	2014	2015	2014	2015	2014	2015
CTC (Russia)	10.2	7.4	5.9	4.4	10.5	7.9	6.1	4.6
Domashny (Russia)	3.3	3.7	2.4	2.8	3.2	3.6	2.3	2.7
Peretz (Russia)	1.9	2.2	1.5	1.6	2.1	2.0	1.7	1.5
Channel 31 (Kazakhstan)	13.7	12.5	12.6	11.2	12.6	13.8	11.6	12.4

*
All 6+ for Channel 31 in Kazakhstan

        Our Russian channels' target audience shares were affected in recent periods by overall audience fragmentation and increased competition. All larger national free-to-air TV channels in Russia have been negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 17.2% in 2013 to 18.4% in 2014 and to 20.6% in the first half of 2015.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the second quarter of 2015 from 10.2% to 7.4% and from 10.5% to 7.9% when comparing the six-month periods under review, primarily reflecting the increased competition from other channels, the effect of audience fragmentation (discussed above) and the later scheduled launch of premiers of the channel's new programming in 2015.

        Domashny channel's target audience share among 25 to 59 year-old female viewers increased year-on-year in the second quarter of 2015 from 3.3% to 3.7% and from 3.2% to 3.6% when comparing the six-month periods under review, reflecting the qualitative structural changes in the programming grid following the channel's restyling, and the success of content in daytime and weekend slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

        Peretz channel's target audience share among 25 to 49 year-old viewers increased year-on-year in the second quarter of 2015 from 1.9% to 2.2%, reflecting structural changes in the programming schedule and the success of content in primetime and daytime slots, and slightly decreased from 2.1% to 2.0%, when comparing the six-month periods under review, reflecting increased competition from channels that broadcast political news on the situation in Ukraine starting in March 2014, partially offset by the strong performance of our programming. Peretz channel is currently in the process of repositioning, including changing its content strategy and transforming the channel to be more attractive to its target audience and advertisers.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the second quarter of 2015 from 13.7% to 12.5%, reflecting increased competition from Kazakh channels that broadcast mainly in the Kazakh language and increased audience fragmentation and increased from 12.6% to 13.8%, when comparing the six-month periods under review, reflecting structural changes in the programming schedule due to strengthening of the Kazakh law on local-language programming and better performance of certain programming.

Expenses

        Our total operating expenses decreased by 41% year-on-year in U.S. dollar terms and 12% in ruble terms, when comparing the three-month periods under review, and decreased by 44% year-on-year in U.S. dollar terms and 8% in ruble terms, when comparing the six-month periods under review, of which decreases of 10 and 6 percentage points ("pp") in ruble terms, respectively, are related to decreases in programming expenses (discussed below).

        Direct operating expenses decreased by 31% year-on-year in U.S. dollar terms and increased by 4% in ruble terms, when comparing the three-month periods under review, and decreased by 33% year-on-year in U.S. dollar terms and increased by 9% in ruble terms, when comparing the six-month periods under review, largely as a result of 4pp and 3pp increases in ruble terms in payroll taxes starting from 2015 as the result of changes in Russian tax legislation in the three- and six-month periods under review, respectively, and 2pp and 7pp increases in ruble terms in transmission costs for the three- and six-month periods under review, respectively, mainly reflecting increased transmission costs for our new channel CTC Love launched in the second half of 2014 and annual raises in analog transmission costs.

        Agreement with RTRS—In connection with the planned digitalization in Russia, in March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"), a transmission provider, for digital transmission for CTC and Domashny channels. We estimate that our digital transmission expense for 2015 related to broadcasting in cities with populations of more than 50,000 will be approximately $4.2 million for CTC and Domashny channels in the aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, in accordance with agreements we have to make advance payments of 644 million rubles or $11.6 million in 2015 towards the construction of digital infrastructure in smaller cities with populations less than 50,000 (at an exchange rate of RUR 55.5 to $1.00 as of June 30, 2015). See also "—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting" and "Item 1A. Risk Factors—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized".

        Selling, general and administrative expenses decreased by 35% year-on-year in U.S. dollar terms and 2% in ruble terms, when comparing the three-month periods under review, reflecting the joint effect of a 14pp decrease in ruble terms in compensation payable to Video International as the result of decreased national advertising revenues at our Russian channels, a 4 pp increase in legal and consulting expenses in response to the amendment to the Russian Mass Media Law, a 3 pp increase in allowance for doubtful accounts in response to current market conditions and a 2 pp increase in advertising and promotions expenses, reflecting the timing of advertising campaigns of CTC channel and other increases due to general inflation.

        When comparing the six-month periods under review, selling, general and administrative expenses decreased by 44% year-on-year in U.S. dollar terms and 9% in ruble terms, primarily due to a 17pp decrease in ruble terms in compensation payable to Video International (discussed above), partially offset by a 5pp increase in legal and consulting expenses in response to the amendment to the Russian Mass Media Law, a 3pp increase in allowance for doubtful accounts in response to current market conditions and other increases due to general inflation.

        Programming expenses decreased by 45% year-on-year in U.S. dollar terms and 18% in ruble terms, when comparing the three-month periods under review and decreased by 45% year-on-year in U.S. dollar terms and 11% in ruble terms, when comparing the six-month periods under review, reflecting a more efficient programming grid at our Russian channels in the two periods under review to address current market conditions. We expect that our programming expenses in ruble terms will be lower for the full year as compared to the prior year.

        Stock-based compensation expenses increased by approximately $1.2 million, when comparing the six-month periods under review, primarily due to the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting the remeasuring of equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date. See also "—The 2013 Equity Incentive Plan" below.

        In addition, in April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified employees in connection with a change in control. See also "—The 2015 Management Incentive Plan" below.

        Due to the reasons discussed above our operating income decreased by 83% in U.S. dollar terms and 75% in ruble terms from $38.6 million to $6.5 million, when comparing the three months ended June 30, 2014 and 2015 and decreased by 87% in U.S. dollar terms and 79% in ruble terms from $86.8 million to $11.3 million, when comparing the six months ended June 30, 2014 and 2015.

        Foreign currency loss of $0.7 million for the three months ended June 30, 2015 represent primarily the impact of ruble appreciation on our dollar-denominated deposits and losses from our foreign exchange forward contracts. Foreign currency gains of $0.4 million for the six months ended June 30, 2015, primarily represent gains from our dollar-denominated deposits, reflecting the impact of ruble depreciation in the first quarter of 2015, partially offset by foreign currency losses in the second quarter of 2015 (described above).

        Net interest income decreased by 44% year-on-year in U.S. dollar terms and 15% in ruble terms for the three-month periods under review and decreased by 47% year-on-year in U.S. dollar terms and

14% in ruble terms for the six-month periods under review, primarily reflecting the decrease in average deposit balances in the periods under review.

        Income tax expense.    Our effective income tax rate was 31% and 29% in the three months ended June 30, 2014 and 2015, respectively. When comparing the six-month periods under review our effective income tax rate decreased from 31% to 7% primarily due to a one-off income tax refund confirmed and reclaimed from Russian tax authorities based on our interpretation of certain positions taken in our historical income tax filings in the first quarter of 2015. Excluding this effect, our effective tax rate would have been 31% and 28% for the six months ended June 30, 2014 and 2015, respectively.

Key Factors Affecting Our Results of Operations

        Update on the Mass Media Law and Potential Asset Sale—As previously announced, an amendment to the Russian Mass Media Law adopted in October 2014 will generally limit the aggregate foreign (non-Russian) beneficial ownership or control, direct or indirect, of Russian mass media, including television broadcasters, to no more than 20%. No amendments to or waivers from the Mass Media Law have been approved to date and therefore all mass media, including CTC Media's Russian broadcasting businesses, will be required to comply with these ownership and control limitations by January 1, 2016 (subject to a one-year grace period for offshore intermediate holding structures ultimately owned and controlled by Russian individuals or companies). The adoption of the Mass Media Law creates significant uncertainty for us and our stockholders. Our Board of Directors, its Special Committee of independent directors and our management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the new law while safeguarding the interest of all stockholders.

        In the context of these legal developments in Russia, on July 6, 2015, we announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in the group's Russian (and Kazakhstan) business operations. Although the Board of Directors has not approved a sale or divestment transaction at this time, the Board and its Special Committee of independent directors have each reviewed UTH's offer and believe that it is appropriate to seek to reach agreement on the final terms and definitive documentation in respect of the proposed transaction. The Special Committee has agreed to grant a period of exclusivity to UTH during which the parties will seek to agree the definitive terms of the transaction. If ultimately recommended by the Special Committee and approved by the Board of Directors, the transaction would be submitted to our stockholders for approval.

        Pursuant to the non-binding offer, UTH would acquire a 75% interest in CTC Media's operating businesses, on a cash- and debt-free basis, for $200 million in cash. The Board and its Special Committee intend to return value to stockholders following any such transaction, and are continuing to evaluate the best means of doing so.

        The discussions with UTH are at a relatively early stage and there can be no assurance that the Special Committee will be successful in agreeing on definitive documentation with UTH, or that such transaction will ultimately close. Such transaction would be subject to customary closing conditions, including clearance from the Russian Federal Anti-monopoly Service.

        If the Board and its Special Committee are not able to conclude a satisfactory transaction with UTH, or if the our stockholders do not approve such transaction, we may not be able to consummate another sale transaction, or implement an alternative transaction or restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the amended Mass Media Law by the stated deadline. Such failure would materially adversely affect the our business and the market value of our common stock. See "Special Note Regarding the Russian Mass Media Law and Our Potential Asset Sale" and also "Item 1A. Risk Factors—"Amendments to the Russian law "On Mass Media" will further limit foreign ownership of

Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

        Economic environment—Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. In 2014 and the first half of 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp interest rate fluctuations and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        In December 2014, in response to the weakening ruble, Russia's Central Bank increased its main lending rate from 10.5% to 17%. The rate was reduced by 2% in February 2015 and remains at 11.5% as of June 30, 2015. In the beginning of 2014, the lending rate was 5.5%. On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk" status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB–. The outlook for long-term ratings is considered negative. On February 20, 2015, Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime- 3 (P-3). The rating outlook is negative. Further falls in the price of oil or deterioration of the geopolitical situation may lead to further depreciation of the ruble and may lead to Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current economic instability and any potential further deterioration in the Russian economy, total television advertising spending in Russia was adversely affected in the first half of 2015 and may be adversely affected in 2015 and in the medium term, which, in turn, would materially adversely affect our operating results. Third party reports have estimated that total Russian TV advertising spending may decline by roughly 19%-20% for the full year 2015. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

        Also, both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with overall macroeconomic weakness, may adversely affect our business. See "Item 1A. Risk Factors—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

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

        Television Advertising Sales—We generate substantially all of our revenues from the sale of television advertising on both a national and regional basis. Our own advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all advertising broadcast on all of our channels in Russia, and all advertising is placed with advertisers and their agencies under direct sales arrangements with them. The sales house is primarily responsible for all national and regional advertising sales, with the exception of advertising sales to the local clients of a number of our owned- and-operated regional stations, which are made through Video International, an external sales house. Our cooperation model with Video International also provides for the licensing of specialized advertising software by Video International to our internal sales house, as well as the provision by Video International of related software maintenance, analytical support and consulting services.

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

        In March 2013, we entered into 10-year transmission agreements with RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). Our aggregate digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $4.2 million for our CTC and Domashny channels; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is indicated that this infrastructure will be put into operation in 2019. Starting from 2014, in addition to the transmission services in the 50+ coverage cities described above, we made advance payments of 444 million rubles, or $8.0 million, towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of June 30, 2015. In the aggregate, in accordance with agreements, we have to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles, or $25.6 million, by the end of 2018 (at an exchange rate of RUR 55.5 to $1.00 as of June 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

        In addition, we expect to continue incurring analog transmission costs during the analog-to-digital transition period. In 2014, we incurred approximately $24 million of such expenses for all of our channels in the aggregate. Increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for the increased costs associated with transmission and broadcast equipment upgrades.

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

        The 2013 Equity Incentive Plan—In 2013, our Board of Directors adopted our 2013 Equity Incentive Plan, which was approved by the stockholders on April 30, 2013, at the 2013 Annual Meeting. The Board approved an initial round of awards to employees of approximately 2.0 million shares of common stock in the form of restricted share units ("RSUs") that will entitle the grantees to receive shares of common stock, at no cost, upon the satisfaction of 2013, 2014 and 2015 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In addition, our Board approved an open market stock repurchase program, pursuant to which we repurchased 2.5 million shares of our common stock in the market at an average price of $11.89 per share for a total of $29.7 million for use under our 2013 Equity Incentive Plan. In 2014, our Board of Directors approved the grant of additional equity awards over approximately 0.9 million shares of common stock in the form of RSUs to our employees, at no cost, upon the satisfaction of 2014, 2015 and 2016 performance-based vesting conditions, exercisable on a staggered basis over a period of four years from grant. In 2014 and in the first half of 2015, we issued 51,447 and 341,688 shares of common stock from treasury upon the exercise of RSUs under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan, respectively.

        The 2015 Management Incentive Plan—In April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified employees in connection with a change in control, defined as (i) any consolidation or merger of our company with or into any other company or other entity or person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of our company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of our company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which our company is a party in which in excess of 50% of our company's voting power is transferred; (ii) a sale by our company of assets representing more than 50% of its Russian operating businesses; (iii) a resolution of our Board to liquidate and wind up our company; or (iv) a termination of the listing of our company's common stock on the Nasdaq Global Select Market or Nasdaq Global Market. The total bonus pool under this plan is $10 million. Each participant is eligible to receive a portion of this pool, provided that such participant remains employed by our group on the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan.

        In addition, in April 2015 our Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

        Segment overview—Our management and Board of Directors evaluate and manage the performance of the Group and make operational decisions based primarily on our three Russia-based television channels (CTC, Domashny and Peretz) and Channel 31 in Kazakhstan. Each channel's performance takes into account the operating results of its network, which is responsible for broadcasting operations, including sales of the network's advertising, licensing and commissioning of programming, production of its programming schedule, management of its relationships with its independent affiliates, and management of the respective stations that distribute the network's signal. Our other less significant operating segments are included with the operations of our corporate headquarters in the "All Other" category for financial reporting purposes.

  •
  CTC channel.  CTC channel's principal target audience is 10 to 45 year-old viewers. CTC's technical penetration is 96.1%. CTC channel manages 64 owned-and-operated stations and repeater transmitters that provide 63.5% technical penetration (or 66.1% of the channel's total penetration of 96.1%) and has arrangements with independent affiliate stations that provide 32.6% technical penetration (or 33.9% of the channel's total penetration of 96.1%).

  •
  Domashny channel.  Domashny channel's principal target audience is 25 to 59 year-old female viewers. Domashny's technical penetration is 91.4%. Domashny channel manages 49 owned-and-operated stations and repeater transmitters that provide 49.2% technical penetration for the Domashny channel (or 53.9% of its total penetration of 91.4%) and has arrangements with independent affiliate stations that provide 42.2% technical penetration (or 46.1% of its total penetration of 91.4%).

  •
  Peretz channel.  Peretz channel's principal target audience is 25 to 49 year-old viewers. Peretz's technical penetration is 87.6%. Peretz channel manages 61 owned-and-operated stations and repeater transmitters that provide 54.3% technical penetration (or 62.0% of its total penetration of 87.6%) and has arrangements with independent affiliate stations that provide 33.3% technical penetration (or 38.0% of its total penetration of 87.6%).

  •
  Channel 31.  Channel 31 is a Kazakh television broadcaster with principal targeted audience of 6-54 year-old viewers. Channel 31's technical penetration is 87.6% in Kazakhstan. Channel 31 broadcasts its signal by 11 repeater transmitters and has arrangements with 13 independent affiliates and 76 local cable operators.

  •
  All Other.  All Other includes operating results of our less significant operating segments including CTC-International, digital media businesses, corporate headquarters and CTC Love.

        We launched our fourth Russian television channel CTC Love in April 2014, targeting the 11 to 34 year-old audience with penetration of approximately 61.6% through cable and satellite in cities with populations of more than 100,000. In September 2014, TNS Russia started measuring the audience of CTC Love, and its target audience share reached 1.1% and 0.9% during the three and six months ended June 30, 2015, respectively.

Comparison of Consolidated Results of Operations for the three- and six-month periods ending June 30, 2014 and 2015

        The following table presents our revenues and operating income for three- and six-month periods ending June 30, 2014 and 2015 by segments:

	Three months ended June 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$132,233	$58,156	(56)%	(34)%
Domashny Channel	27,871	15,546	(44)%	(16)%
Peretz Channel	16,902	9,439	(44)%	(16)%
Channel 31	4,723	5,041	7%	9%*
All Other	2,583	4,097	59%	138%

Total	$184,312	$92,279	(50)%	(25)%

	Six months ended June 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$265,117	$109,234	(59)%	(33)%
Domashny Channel	55,951	29,587	(47)%	(14)%
Peretz Channel	35,858	16,713	(53)%	(25)%
Channel 31	8,535	8,680	2%	6%*
All Other	5,098	7,203	41%	129%

Total	$370,559	$171,417	(54)%	(25)%

	Three months ended June 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$38,557	$5,115	(87)%	(80)%
Domashny Channel	5,324	1,542	(71)%	(57)%
Peretz Channel	(1,271)	1,445	214%	268%
Channel 31	516	832	61%	65%*
All Other	(4,506)	(2,431)	46%	15%

Total	$38,620	$6,503	(83)%	(75)%

	Six months ended June 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$78,247	$10,153	(87)%	(79)%
Domashny Channel	11,845	4,341	(63)%	(39)%
Peretz Channel	2,354	2,226	(5)%	52%
Channel 31	488	166	(66)%	(66)%*
All Other	(6,175)	(5,543)	10%	(51)%

Total	$86,759	$11,343	(87)%	(79)%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

        All Other.    All other revenues primarily represent revenues from the CTC-International, digital media businesses and our new channel CTC Love; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$132,233	$58,156	100%	100%	(56)%	(34)%

Including:
Advertising revenues	131,876	57,980	100%	100%	(56)%	(34)%

Total operating expenses	$(93,676)	$(53,041)	71%	91%	(43)%	(15)%

Including:
Direct operating expenses	(5,322)	(3,450)	4%	6%	(35)%	(2)%
Selling, general and administrative expenses	(24,579)	(14,885)	19%	26%	(39)%	(9)%
Programming expenses	(62,002)	(33,686)	47%	58%	(46)%	(19)%
Depreciation and amortization	(1,773)	(1,020)	1%	2%	(42)%	(14)%

Operating income	$38,557	$5,115	29%	9%	(87)%	(80)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$265,117	$109,234	100%	100%	(59)%	(33)%

Including:
Advertising revenues	264,505	108,846	100%	100%	(59)%	(33)%

Total operating expenses	$(186,870)	$(99,081)	70%	91%	(47)%	(14)%

Including:
Direct operating expenses	(10,112)	(6,450)	4%	6%	(36)%	4%
Selling, general and administrative expenses	(52,508)	(25,896)	20%	24%	(51)%	(20)%
Programming expenses	(120,168)	(64,820)	45%	59%	(46)%	(12)%
Depreciation and amortization	(4,082)	(1,915)	2%	2%	(53)%	(23)%

Operating income	$78,247	$10,153	30%	9%	(87)%	(79)%

Revenues

        Advertising revenues of CTC channel decreased by 34% and 33% in ruble terms, when comparing the three- and six-month periods under review, respectively, largely reflecting a 27% and 25% decreases in the channel's target audience share, respectively, and the estimated decrease in the overall Russian television advertising market of 21% in the two periods under review, partially offset by our ability to command favorable advertising prices for our target audience. The decrease in target audience share over the periods under review was primarily due to the increased competition from other channels, the effect of audience fragmentation (discussed below) and the later scheduled launch of premiers of the channel's new programming in 2015.

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition for viewership from smaller non-free-to-air and local TV channels among 10 to 45 year-olds, which increased from 18.6% in 2013 to 20.0% in 2014 and 22.8% in the first half of 2015. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues."

Expenses

        Total operating expenses of CTC channel decreased by 15% and 14% in ruble terms, when comparing the three- and six-month periods under review, respectively with 13pp and 8pp decreases, respectively, related to programming expenses, (discussed below), and a decrease of 6pp related to selling, general and administrative expenses, when comparing the six-month periods under review (discussed below).

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 4% to 6% in the three- and six-month periods under review. In ruble terms, direct operating expenses remained approximately flat when comparing the three-month periods under review, reflecting a joint effect of cost savings and increased payroll taxes starting from 2015 as the result of changes in Russian tax legislation, and increased by 4%, when comparing the six-month periods, due to increased payroll taxes (discussed above).

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 19% to 26% and from 20% to 24% when comparing the three- and six-month periods under review, respectively, primarily due to decreased channel revenues. In ruble terms, selling general and administrative expenses decreased by 9% and 20% in the three- and six-month periods under review, respectively, of which 20pp and 22pp, respectively, are related to decreases in compensation payable to Video International, reflecting decreased national advertising revenues. In addition, when comparing the three-month periods under review, the decrease of selling general and administrative expenses was partially offset by a 6pp increase in advertising and promotions expenses, reflecting the timing of advertising campaigns at CTC channel.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 47% to 58% and from 45% to 59%, when comparing the three- and six-month periods under review, respectively, primarily due to decreased channel revenues. In ruble terms, programming expenses decreased by 19% and 12% in the three- and six-month periods under review, respectively, primarily due to a more efficient programming grid in daytime slots to address revenue decrease.

Domashny Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$27,871	$15,546	100%	100%	(44)%	(16)%

Including:
Advertising revenues	27,810	15,338	100%	99%	(45)%	(17)%

Total operating expenses	$(22,547)	$(14,004)	81%	90%	(38)%	(7)%

Including:
Direct operating expenses	(3,528)	(2,165)	13%	14%	(39)%	(7)%
Selling, general and administrative expenses	(5,344)	(3,364)	19%	22%	(37)%	(6)%
Programming expenses	(12,198)	(7,630)	44%	49%	(37)%	(6)%
Depreciation and amortization	(1,477)	(845)	5%	5%	(43)%	(14)%

Operating income	$5,324	$1,542	19%	10%	(71)%	(57)%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$55,951	$29,587	100%	100%	(47)%	(14)%

Including:
Advertising revenues	55,649	29,339	99%	99%	(47)%	(14)%

Total operating expenses	$(44,106)	$(25,246)	79%	85%	(43)%	(7)%

Including:
Direct operating expenses	(6,306)	(3,889)	11%	13%	(38)%	0%
Selling, general and administrative expenses	(10,421)	(5,847)	19%	20%	(44)%	(9)%
Programming expenses	(24,079)	(13,948)	43%	47%	(42)%	(6)%
Depreciation and amortization	(3,300)	(1,562)	6%	5%	(53)%	(23)%

Operating income	$11,845	$4,341	21%	15%	(63)%	(39)%

Revenues

        Advertising revenues of the Domashny channel decreased by 17% and 14% in ruble terms, when comparing the three- and six-month periods under review, respectively, largely reflecting the estimated decrease in the overall Russian television advertising market of 21% in ruble terms in the two periods under review and decreased sponsorship revenues, partially offset by the 12% and 11% increases in the target audience share, respectively.

        The increase in Domashny's target audience share over the periods under review was primarily due to the qualitative structural changes in the programming grid following the channel's restyling, and the success of content in daytime and weekend slots, partially offset by the effect of audience fragmentation. Domashny channel is continuing to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

Expenses

        Total operating expenses of Domashny channel decreased by 7% in ruble terms, when comparing the three- and six-month periods under review, respectively, of which a decrease of 3pp for each period are related to programming expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat at 14% when comparing the three-month periods under review and increased from 11% to 13%, when comparing the six-month periods under review. In ruble terms, direct operating expenses decreased by 7% in the three-month periods under review, which relates to the timing of recognition of digital transmission costs for Domashny channel in 2014. When comparing the six-month periods under review direct operating expenses remained approximately flat.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues remained approximately flat 19% to 22%, when comparing the three- and six-month periods under review. In ruble terms, selling, general and administrative expenses decreased by 6% and 9% in the three- and six-month periods under review, respectively, of which decreases of 9pp and 12pp are related to decreases in compensation payable to Video International, reflecting decreased national advertising revenues.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues increased from 44% to 49% and from 43% to 47%, when comparing the three- and six-month periods under review, respectively, due to decreased channel revenues. In ruble terms, programming expenses decreased by 6%, when comparing the three- and six-month periods under review, respectively, reflecting a more efficient programming grid in daytime slots to address revenue decrease in the two periods under review.

Peretz Channel

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$16,902	$9,439	100%	100%	(44)%	(16)%

Including:
Advertising revenues	16,861	9,405	100%	100%	(44)%	(16)%

Total operating expenses	$(18,173)	$(7,994)	108%	85%	(56)%	(34)%

Including:
Direct operating expenses	(2,493)	(1,743)	15%	18%	(30)%	5%
Selling, general and administrative expenses	(4,340)	(2,128)	26%	23%	(51)%	(27)%
Programming expenses	(9,004)	(3,300)	53%	35%	(63)%	(45)%
Depreciation and amortization	(2,336)	(823)	14%	9%	(65)%	(47)%

Operating income (loss)	$(1,271)	$1,445	8%	15%	214%	268%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$35,858	$16,713	100%	100%	(53)%	(25)%

Including:
Advertising revenues	35,671	16,640	99%	100%	(53)%	(24)%

Total operating expenses	$(33,504)	$(14,487)	93%	87%	(57)%	(30)%

Including:
Direct operating expenses	(5,010)	(3,191)	14%	19%	(36)%	4%
Selling, general and administrative expenses	(8,206)	(3,719)	23%	22%	(55)%	(27)%
Programming expenses	(15,276)	(6,048)	43%	36%	(60)%	(36)%
Depreciation and amortization	(5,012)	(1,529)	14%	9%	(69)%	(51)%

Operating income	$2,354	$2,226	7%	13%	(5)%	52%

Revenues

        Advertising revenues of the Peretz channel decreased by 16% and 24% in ruble terms, when comparing the three- and six-month periods under review, respectively, largely reflecting the estimated decrease in the overall Russian television advertising market of 21% in ruble terms in the two periods under review, partially offset by a 14% increase in the target audience share, when comparing the three-month periods under review, reflecting structural changes in the programming schedule and the success of content in primetime and daytime slots. When comparing the six-month periods under review the target audience share decreased by 5%, reflecting increased competition from channels that broadcast political news on the situation in Ukraine starting in March 2014.

Expenses

        Total operating expenses of the Peretz channel decreased by 34% and 30% in ruble terms, when comparing the three- and six-month periods under review, respectively, reflecting decreases of 22pp and 16pp, respectively, in programming expenses (discussed below), decreases of 6pp and 8pp, respectively, in depreciation and amortization expenses (discussed below) and decreases of 6pp and 7pp, respectively in selling, general and administrative expenses (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 15% to 18% and from 14% to 19% ,when comparing the three- and six-month periods under review, respectively. In ruble terms, direct operating expenses increased by 5% and 4% in the three-and six-month periods under review, respectively, primarily due to 6pp and 5pp increases in transmission and maintenance expenses as the result of annual raises in analog transmission costs.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 26% to 23% when comparing the three-month periods under review and remained approximately flat at 23% when comparing the six-month periods under review. In ruble terms, selling, general and administrative expenses decreased by 27% in the three- and six-month periods under review, respectively, of which decreases of 20pp and 11pp, respectively, are related to advertising and promotion expenses, reflecting timing of advertising campaigns which are planned for the second half of 2015, and decreases of 8pp and 16pp, respectively, are related to decreases in compensation payable to Video International, reflecting decreased national advertising revenues.

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues decreased from 53% to 35% and from 43% to 36%, when comparing the three- and six-month periods under review, respectively. In ruble terms, programming expenses decreased by 45% and 36%, when comparing the three- and six-month periods under review, respectively, primarily due to a more efficient programming grid in the three- and six-month periods under review.

        Depreciation and amortization expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 14% to 9%, when comparing the three- and six-month periods under review, respectively. In ruble terms, depreciation and amortization expenses decreased by 47% and 51%, when comparing the three- and six-month periods under review, respectively, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of a change in our estimate of their remaining economic lives in the second half of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

Channel 31

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$4,723	$5,041	100%	100%	7%	9%

Including:
Advertising revenues	4,449	4,558	94%	90%	2%	4%

Total operating expenses	$(4,207)	$(4,209)	89%	83%	0%	2%

Including:
Direct operating expenses	(377)	(313)	8%	6%	(17)%	(15)%
Selling, general and administrative expenses	(851)	(751)	18%	15%	(12)%	(10)%
Programming expenses	(2,359)	(2,308)	50%	46%	(2)%	0%
Depreciation and amortization	(620)	(837)	13%	17%	35%	37%

Operating income	$516	$832	11%	17%	61%	65%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$8,535	$8,680	100%	100%	2%	6%

Including:
Advertising revenues	8,122	8,053	95%	93%	(1)%	3%

Total operating expenses	$(8,047)	$(8,514)	94%	98%	6%	11%

Including:
Direct operating expenses	(639)	(660)	7%	8%	3%	7%
Selling, general and administrative expenses	(1,630)	(1,649)	19%	19%	1%	6%
Programming expenses	(4,500)	(4,612)	53%	53%	2%	7%
Depreciation and amortization	(1,278)	(1,593)	15%	18%	25%	31%

Operating income	$488	$166	6%	2%	(66)%	(66)%

        The functional currency of Channel 31 is the Kazakh tenge, and our reporting currency is the U.S. dollar. As a result, we translate our results of operations into U.S. dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the six months ended June 30, 2015, the value of the Kazakh tenge depreciated by 2% against the U.S. dollar and was on average 5% lower than the average value of the Kazakh tenge as compared to the six months ended June 30, 2014.

Revenues

        Advertising revenues of Channel 31 increased by 4% in Kazakh tenge terms, when comparing the three-month periods under review, principally due to a 6% increase in the estimated overall television advertising market in Kazakhstan in Kazakh tenge terms and increased sponsorship, partially offset by a 9% decrease in target audience share. When comparing the six-month periods under review, advertising revenues of Channel 31 increased by 3% in Kazakh tenge terms, primarily reflecting an increase in the estimated overall television advertising market in Kazakhstan by 3% in Kazakh tenge terms. Channel

31's target audience share increased by 10% as the result of successful changes in the programming grid focusing on local-language programming and better performance of foreign content, but was offset by increased competition from smaller niche and non-free- to-air channels as the result of strengthening of the Kazakh law on local-language programming.

Expenses

        Total operating expenses of Channel 31 increased by 2% in Kazakh tenge terms in the three-month periods under review, reflecting a joint effect of a 6pp increase in depreciation and amortization expenses (discussed below) and a 2pp decrease in selling, general and administrative expenses (discussed below), and increased by 11% in Kazakh tenge terms in the six-month periods under review, of which 5pp are related to an increase in depreciation and amortization expenses (discussed below) and 4pp are related to increased programming expenses (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues remained approximately flat at 6% to 8% when comparing the three- and six-month periods under review. In Kazakh tenge terms, direct operating expenses decreased by 15% in the three-month periods under review, primarily reflecting a joint effect of a 20pp timing decrease in transmission costs and a 3pp increase in salaries and benefits costs, reflecting annual raises, and increased by 7% in the six-month periods under review, of which a 6pp increase is related to salaries and benefits costs (discussed above).

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, decreased from 18% to 15% ,when comparing the three-month periods under review and remained approximately flat at 19% when comparing the six-month periods under review. In Kazakh tenge terms, selling, general and administrative expenses decreased by 10%, when comparing the three-month periods under review, of which a 8pp decrease related to advertising and promotion expenses as the result of the timing of advertising campaigns, and increased by 6%, when comparing the six-month periods under review, of which a 4pp increase is related to salaries and benefits costs, reflecting annual raises.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues decreased from 50% to 46% when comparing the three-month periods under review and remained approximately flat at 53% when comparing the six-month periods under review. In Kazakh tenge terms, programming expenses remained approximately flat when comparing the three-month periods under review and increased by 7%, when comparing the six-month periods under review, primarily due to increased volume of Russian series and more expensive locally produced content, partially offset by broadcasting of less expensive foreign series.

        Depreciation and amortization expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 13% to 17% and from 15% to 18% when comparing the three- and six-month periods under review, respectively. In Kazakh tenge terms, depreciation and amortization expenses increased by 37% and 31%, when comparing the three- and six-month periods under review, respectively, primarily reflecting an increase in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives.

All Other

	Three months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,583	$4,097	100%	100%	59%	138%

Operating expenses	$(7,089)	$(6,528)	274%	159%	(8)%	41%

Including:
Selling, general and administrative expenses	(3,978)	(4,274)	154%	104%	7%	63%
Stock based compensation expenses	(1,252)	(341)	48%	8%	(73)%	(58)%
Other expenses	(1,859)	(1,913)	72%	47%	3%	61%

Operating loss	$(4,506)	$(2,431)	174%	59%	46%	15%

	Six months ended June 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$5,098	$7,203	100%	100%	41%	129%

Operating expenses	$(11,273)	$(12,746)	221%	177%	13%	86%

Including:
Selling, general and administrative expenses	(7,982)	(8,493)	157%	118%	6%	72%
Stock based compensation benefit/(expenses)	255	(946)	5%	13%	(471)%	(730)%
Other expenses	(3,546)	(3,307)	70%	46%	(7)%	61%

Operating loss	$(6,175)	$(5,543)	121%	77%	10%	(51)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International, digital media businesses and new channel CTC Love (see "—Segment overview" above). When comparing the three-month periods ended June 30, 2014 and 2015, operating revenues from CTC-International amounted to $1.1 and $1.4 million, respectively, and operating revenues from our digital media business amounted to $1.2 and $1.1 million. When comparing the six-month periods ended June 30, 2014 and 2015, operating revenues from CTC-International amounted to $2.0 and $2.6 million, respectively, and operating revenues from our digital media business amounted to $2.7 and $2.0 million, respectively. In addition, operating revenues from our new channel CTC Love amounted to $1.6 and $2.5 million for the three and six months ended June 30, 2015, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International, digital media business and new channel CTC Love (see "—Segment overview" above). In ruble terms, selling, general and administrative expenses increased by 63% when comparing the three-month periods under review, of which a 45pp increase is related to our corporate headquarters, reflecting increased legal and consulting expenses in response to the amendment to the Russian Mass Media Law, and a 14pp increase is related to CTC Love for compensation payable to Video International and increased advertising and promotion expenses. When comparing the six-month periods under review selling, general and administrative expenses increased by 72% in ruble terms, of which a 57pp increase is related to our corporate headquarters, reflecting increased legal and consulting expenses (discussed above) and a 10pp increase is related to compensation payable to Video International for CTC Love channel.

        Stock-based compensation expenses increased by approximately $1.2 million when comparing the six-month periods under review, primarily due to the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting the remeasuring of the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date.

        In addition, in April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified senior executives in connection with a change in control. See also "—The 2015 Management Incentive Plan" above.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 61% in ruble terms when comparing the three- and six-month periods under review, respectively, reflecting increases in transmission and maintenance expenses, depreciation and amortization expenses and programming expenses, primarily as the result of the launch of our channel CTC Love in the second half of 2014.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of June 30, 2015 Compared to December 31, 2014

  Short-term and long-term programming rights

        The increase in programming rights from December 31, 2014 to June 30, 2015 of $11.3 million was primarily due to the acquisition of Russian series and foreign movies to secure the programming grid of our channels for a longer period.

  Intangible assets and Goodwill

        Intangible assets decreased from December 31, 2014 to June 30, 2015 by $4.3 million, primarily due to the amortization of our broadcasting licenses and cable connections, and Goodwill increased by $0.7 million, reflecting the effect of the appreciation of the Russian ruble against the U.S. dollar.

  Other non-current assets

        As of December 31, 2014, and June 30, 2015, other non-current assets reflect dividends of $27.7 and $34.6 million, respectively, otherwise payable to one of our principal stockholders, Telcrest, that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain a Specially Designated National. See also "Item 1A. Risk Factors—The current geopolitical situation in Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." In addition, as of December 31, 2014, and June 30, 2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $6.9 and $8.0 million, respectively.

  Taxes payable

        Our taxes payable decreased by $11.0 million from December 31, 2014 to June 30, 2015, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2014 compared with the second quarter of 2015.

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

        As of June 30, 2015, we had $53.8 million in cash and cash equivalents, of which approximately 40% was held in U.S. dollar-denominated accounts. In addition, as of June 30, 2015, we had $50.7 million in deposits with maturities ranging from three to twelve months, of which approximately 70% was held in U.S. dollar-denominated accounts. In April 2015, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +3.0% with a credit limit of approximately RUR 1 billion or approximately $18 million (at closing exchange rate of RUR 55.5 to $1.00). As of December 31, 2014 and June 30, 2015, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Six months ended June 30,
	2014	2015
	(in thousands)
Net cash provided by/(used in) operating activities:	$49,986	$(4,652)
Net cash provided by investing activities:	20,731	52,721
Net cash used in financing activities:	(58,499)	(29,561)

        Cash flows from operating activities decreased by $54.6 million, primarily reflecting the lower cash receipts from advertising sales, and, to a lesser extent, the effect of the depreciation of the Russian ruble against the U.S. dollar, partially offset by lower spending on the acquisition of programming when comparing the six-month periods under review. Substantially all of our cash flows from operating activities are derived from advertising revenues. Our advertising revenues were $367.1 and $167.3 million for the six-month periods ended June 30, 2014 and 2015, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming and sublicensing rights. Our cash expenditures for the acquisition of programming and sublicensing rights were $184.0 and $104.6 million for the six-month periods ended June 30, 2014 and 2015, respectively. The decrease in cash paid for programming rights in the first half of 2015 was primarily due to decreased investments in content at our channels to address current market conditions. Programming expenses amounted to $164.2 and $89.7 million for the six-month periods ended June 30, 2014 and 2015, respectively.

        Cash used in or provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the six-month period ended June 30, 2015, our cash provided by investing activities primarily represented receipts from cash deposits of $54.0 million and cash paid for capital expenditures of $2.0 million. In the six-month period ended June 30, 2014, our cash provided by investing activities primarily represented receipts from deposits of $22.9 million and cash paid for capital expenditures of $2.2 million.

        Cash used in financing activities includes net proceeds from or settlement of our loan, and payments of dividends. In the six-month period ended June 30, 2015, our cash used in financing activities includes payment of dividends in the amount of $20.4 million to our stockholders, $1.5 million in dividends paid to minority shareholders of our subsidiaries and $6.9 million increase in other non-current assets that represents dividends to one of our stockholder that were blocked pursuant to

U.S. sanctions imposed on Bank Rossiya. In the six-month period ended June 30, 2014, our cash used in financing activities includes payment of dividends in the amount of $40.7 million to our stockholders, $3.5 million in dividends paid to minority shareholders of our subsidiaries and $13.8 million increase in other non-current assets that represents dividends to one of our stockholders that were blocked pursuant to US sanctions (discussed above).

        In light of current circumstances, the Board has decided not to declare a dividend to be paid in the third quarter of 2015. The Board believes that the interests of stockholders are best served by preserving the financial and strategic flexibility of the Company in the current market, operational and corporate circumstances.

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of June 30, 2015:

	Total	Through 2015	2016	2017	2018	2019	2020
	(in thousands)
Acquisition of programming rights	$105,235	$63,241	$41,667	$327	$—	$—	$—
Transmission and satellite fees	73,560	7,522	15,668	16,521	17,272	8,296	8,281
Leasehold obligations	27,048	2,516	5,151	5,829	4,518	4,730	4,304
Network affiliation agreements	8,073	913	1,933	2,014	2,113	537	563
Payments for intellectual rights	6,664	532	1,109	1,170	1,231	1,290	1,332
Other contractual obligations	20,977	1,921	3,532	3,730	3,901	4,074	3,819

Total(1)	$241,557	$76,645	$69,060	$29,591	$29,035	$18,927	$18,299

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        Our contractual obligations for the acquisition of programming rights include U.S. dollar-denominated commitments of approximately $13.2 million for the remainder of 2015 and $19.6 million in 2016. Rubles denominated contractual obligations are translated at an exchange rate of RUR 55.5 to $1.00 as of June 30, 2015.

        See also "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs.

        Agreement with RTRS—In July 2014, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for the period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $4.2 million for our CTC and Domashny channels in the aggregate; the expense for 2016 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, starting from 2014, we made advance payments of 444 million rubles, or $8.0 million, towards the construction of the digital infrastructure in the 50– coverage regions as of June 30, 2015. In the aggregate, in accordance with agreements, we have to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles, or $25.6 million, by the end of 2018 (at an exchange rate of RUR 55.5 to $1.00 as of June 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

        Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction (that is, not forced liquidations or distress sales) between market participants on the measurement date.

        Goodwill and Intangible assets—We assess the carrying value of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than our annual review, factors we consider important which could trigger an impairment review include: under-performance of reporting units or changes in projected results, changes in the manner of utilization of the asset, a severe and sustained decline in the market price of our shares and negative market conditions or economic trends. Therefore, our judgment as to the future prospects of each business has a significant impact on our results and financial condition. We believe that our assumptions are appropriate.

        As of December 31, 2014, we recorded non-cash impairment losses totaling $29.4 million related to Peretz channel's goodwill. The decline in fair value of these assets was due to revised estimates of future cash flows during the fourth quarter of 2014, primarily reflecting the revised expectations of the total TV advertising market, following reduced advertising demand and increased uncertainty in the medium-term, including uncertainties regarding the ultimate outcome of the Ukraine crisis and its impact on the Russian economy. For a discussion of the methodology and major assumptions regarding our impairment test refer to the 2014 Annual Report on Form 10-K filed with the SEC on March 5, 2015.

        Overall, the market trading price of our common stock was down from $4.87 per share as of December 31, 2014 to $2.27 per share at June 30, 2015. In the three and six months ended June 30, 2015, our capitalization dramatically decreased by 43% and 53%, respectively; the majority of the decrease occurred in June 2015 (approximately 29%). As a result, as of June 30, 2015, our market capitalization amounted to $354,356, while our consolidated net book value (or shareholders' equity)

amounted to $409,472. One of the most significant underlying reasons for the substantial decline in the market trading price of our common stock was likely the amendment to the Russian law "On Mass Media" and the perceived increase in the risk that we may not successfully achieve compliance with such requirements by the stated deadline.

        Due to the significant decline in our stock price and market capitalization during the second quarter of 2015, we performed an interim analysis for impairment as of June 30, 2015. As of June 30, 2015, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $30.4 million, $15.3 million and $4.2 million, respectively. In addition, as of June 30, 2015, we had significant balances of amortizable broadcasting licenses totaling $25.2 million, including CTC licenses—$3.9 million; Domashny licenses—$5.1 million, and Peretz licenses—$13.3 million.

        As described above (see—Fair value measurements), in accordance with ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distress sale) between market participants at the measurement date under current market conditions. In our impairment analysis, in determination of fair value of the Company's reporting units, we applied multiple valuation techniques by weighting indications of fair value resulting from application of going-concern based present value technique and market approach. All inputs used for fair value measurements are categorized within Level 3.

        As a result of the impairment review performed as of June 30, 2015, we concluded that the fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. An excess of fair value over the carrying amount of the Peretz and Domashny reporting units amounted to 7% and 14%, respectively. The estimated fair values of CTC remained significantly in excess of their respective carrying amounts.

        In order to evaluate the sensitivity of the fair value calculations in our impairment analysis, we hypothetically applied 10 and 15 percentage points' decreases in the fair value of each reporting unit and broadcasting licenses.

	Hypothetical impairment loss that could be recorded if fair value is lower by:
	10 pp	15 pp
Broadcasting licenses*	$(7,197)	$(7,290)
Goodwill:
CTC goodwill	—	—
Domashny goodwill	—	(9,817)
Peretz goodwill	(2,418)	(3,949)

Total	$(9,615)	$(21,056)

*
pre-tax effect

        Intangible assets primarily represent our broadcasting licenses and cable network connections. We amortized the remaining balances of our broadcasting licenses and cable network connections on a straight-line basis over their estimated remaining useful life, ranging between 2018 and 2022. The estimated useful lives of our broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting, which could require us to revise our amortization expense on a prospective basis.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the U.S. dollar and the functional currency of our principal operating subsidiaries is the Russian ruble, our reported results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. For the three and six months ended June 30, 2015, the Russian ruble appreciated against the U.S. dollar by 5% and 1%, respectively, but was on average 34% and 39% lower than the average value of the Russian ruble as compared to the U.S. dollar as compared to the three and six months ended June 30, 2014, respectively.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the Russian ruble, primarily U.S. dollar payments for non-Russian produced programming. As of June 30, 2015, we had U.S. dollar denominated contractual commitments for the acquisition of approximately $13.2 million in programming rights for the remainder of 2015 and $19.6 million in 2016. As of June 30, 2015, our U.S. dollar-denominated cash and cash deposits comprised approximately $57.0 million. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S. dollar-denominated payments.

        The prevailing exchange rate as of July 31, 2015 was RUR 59.0 to $1.00.

        For the six months ended June 30, 2015, if the value of the ruble compared to the U.S. dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $14.5 million and $10.3 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble- denominated even though our reporting currency is the U.S. dollar.

        See also "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a substantial degree of risk, particularly in the current regulatory circumstances we face. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. See also "Special Note Regarding the Russian Mass Media Law and Our Potential Asset Sale".

Risks related to the Amended Russian Mass Media Law

Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock.

        An amendment to the Russian Mass Media Law will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, whether direct or indirect. No amendments to or waivers from the Mass Media Law have been approved to date, and therefore the core provision of this amended law will become effective on January 1, 2016. Neither our Delaware parent company nor the current beneficial ownership structure of our group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our businesses, and our parent company would be unable to exercise its voting rights in our Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding our ownership, and may materially adversely affect the value of our common stock. See "Special Note Regarding the Russian Mass Media Law and Our Potential Asset Sale".

        If our Board fails to conclude a transaction or restructuring that achieves compliance with the requirements of the new law by the end of 2015, the value of our common stock could substantially further decline, and you may lose all or a significant portion of your investment. There can be no assurance that our Board or its Special Committee will be successful in negotiating a transaction on acceptable terms or at all. In particular, any disposal may not result in proceeds at a level that reflects the underlying value of our business, particularly in light of ongoing volatility of the Russian economy and contraction of the advertising market, as well as the limitation of the pool of potential purchasers to Russian persons that are not subject to applicable international sanctions. We may also be required to undertake a "distressed" sale of some or all of our business.

        In addition, our response to this new law requires significant Board and management time and attention, which will continue to distract from the normal operations of our business. A sale or restructuring of our Russian operations may also result in significant taxes, in particular in connection with complex corporate transactions in which the application of tax laws may be unclear.

Our Board of Directors may not be successful in concluding a transaction on the basis of the non-binding offer received from UTH Russia.

        In response to the amended Mass Media Law, we announced on July 6, 2015 the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in our Russian (and Kazakhstan) business operations. Our Board of Directors has appointed a Special Committee of independent directors to review and evaluate this offer. The Board and Special Committee have each reviewed the offer and believe that it is appropriate to seek to negotiate the final terms and definitive documentation in respect of the proposed transaction. The Special Committee has agreed to grant a period of exclusivity to UTH, during which the parties will seek to agree the definitive terms of the transaction. If ultimately recommended by the Special Committee and approved by the Board of Directors, the transaction would be submitted to the Company's stockholders for approval. As previously announced, the Company engaged an international financial advisor in November 2014 that conducted a formal process to identify a potential buyer for the Company or its Russian businesses. No offers were received in that formal process. Pursuant to the non-binding offer, UTH would acquire a 75% interest in our operating businesses, on a cash- and debt-free basis, for $200 million in cash.

        The discussions with UTH are at a relatively early stage and there can be no assurance that the Special Committee will be successful in agreeing definitive documentation with UTH, or that such transaction will ultimately close. The transaction would be subject to customary closing conditions, including clearance from the Russian Federal Antimonopoly Service.

        If our Special Committee and Board of Directors are not able to conclude a satisfactory transaction with UTH, or if our stockholders do no approve such transaction, we may not be able to consummate an alternative sale transaction, or implement an alternative restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect our business and the market value of our common stock.

Even if we consummate a transaction with UTH or another party, we may not be successful in effecting a return of value to our stockholders.

        If the proposed transaction with UTH is consummated, it is our Board's intention to return value to our stockholders, and the Board is exploring the most efficient manner of doing so. We will continue to comply with applicable international economic sanctions with respect to Telcrest Investments Limited, a holder of 25% of the Company's common stock that is subject to U.S. sanctions, in connection with any such transaction. Our Board may not be successful in structuring and effecting a transaction that enables us to return value to our non-sanctioned stockholders on a timely basis, or at all. In any event, the amount of cash that ultimately remains available to stockholders following consummation of the proposed asset sale to UTH and related transactions, or any alternative transactions, may be less than we currently anticipate.

Risks relating to the environment in which we operate

Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy.

        In 2014 and the first half of 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp interest rate fluctuations and a steep decline in the value of shares traded on its stock exchanges (discussed below). Additionally, because

Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        The Russian ruble depreciated against the U.S. dollar by 42% in 2014, and appreciated by only 1% in the first half of 2015. On December 11, 2014, the Central Bank of Russia raised its main lending rate to 10.5%, followed by a further increase on December 15, 2014 to 17%. The rate was 11.5% as of June 30, 2015, compared with 5.5% at the beginning of 2014. Depreciation of the ruble, increasing inflation and interest rate volatility are indicative of the general downturn in the Russian economy and have resulted in a significant decrease in advertising revenues. If the exchange rate between the Russian ruble and the U.S. dollar remains at its current level or if the Russian ruble depreciates further, our revenues and operating results for 2015, and perhaps future periods, as reported in U.S. dollars, will be materially adversely affected. Further volatility of interest rates may also adversely affect our ability to borrow funds if and when necessary or desirable.

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

        As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia has been adversely affected which, in turn, has materially adversely affected our operating results for the first half of 2015 and is likely to do so for the full year.

        See also "—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected"; and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected.

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

        In the three and six months ended June 30, 2015, the Russian ruble appreciated against the U.S. dollar by 5% and 1%, respectively, but was on average 34% and 39% lower than the average value of the Russian ruble compared to the U.S. dollar during the three and six months ended June 30, 2014, respectively. The prevailing exchange rate as of June 30, 2015 was RUR 55.5 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in U.S. dollars. As of June 30, 2015, we had U.S.-dollar denominated contractual commitments for the acquisition of approximately $13.2 million in programming rights in 2015 and $19.6 million in 2016. As of June 30, 2015, our U.S. dollar-denominated cash and cash deposits comprised approximately $57.0 million. We have not entered into any arrangements to reduce the foreign exchange risk with respect to the remaining future U.S.-dollar denominated payments. See also "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts.

        Significant uncertainty exists surrounding the current geopolitical situation over Ukraine and Crimea. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. On March 3, 2015, the White House announced a one-year extension of the Executive Order dated March 6, 2014, which introduced the initial round of Ukraine-related sanctions. On June 22, 2015, the European Union decided to extent sanctions against Russia until January 31, 2016. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis.

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

        As a result of the sanctions programs, we must also engage in additional due diligence of prospective customers, suppliers or other third parties, which may delay or prohibit us from entering into agreements with these third parties. Any negative perception by our international customers or suppliers of our direct and indirect relationship to sanctioned parties, or regarding the overall geopolitical situation, may make it more difficult to do business with these customers or suppliers and may negatively impact our revenue and profitability. In particular, there have been press reports speculating that Video International, the advertising sales house on which we rely for the software used by our internal sales house and for material consulting services and analysis of the advertising market, may be controlled by parties subject to sanctions. In light of such reports, our management and the Compliance Committee of our Board regularly review our due diligence in respect of Video International. Based on our due diligence to date, the Compliance Committee of our Board has concluded that the evidence does not suggest that Video International is majority owned or otherwise controlled by sanctioned parties. Nevertheless, negative perceptions resulting from our relationship with Video International may result in harm to our reputation or to our relationships with other counterparties. In addition, although we seek to take all reasonable efforts to confirm that Video

International and our other counterparties are not majority owned or controlled by sanctioned parties, there remains the possibility that we could be found not to be in compliance with applicable legal requirements in respect of sanctions, which could materially adversely harm our business.

        Our compliance with international sanctions could impede our ability to effectively manage our legal entities and operations globally. For example, in February 2015, the Russian Prosecutor General's office issued a statement announcing that local prosecutors, the State Labor Inspectorate and the Federal Antimonopoly Service had initiated investigations of Russian companies whose U.S. parent company had adopted group-wide compliance policies that required that all employees comply with applicable international sanctions. The statement claimed that such policies contradict the law of the Russian Federation, and therefore may give rise to violations of Russian law, including labor and anti-monopoly laws. If similar allegations were to be brought against our Russian subsidiaries, and the Russian authorities were successful in claiming that our international sanctions compliance policies violate Russian law, we could be impeded in ensuring the compliance of our group with applicable U.S., E.U. and other legal requirements and could potentially face liability in Russia. In addition, we may be required to seek guidance or licenses from OFAC regarding compliance or in order to proceed to do certain business, and we are subject to OFAC blocking and reporting obligations.

        Telcrest's position as a principal minority shareholder of our company and its designation of three of the nine current members of our Board of Directors present significant compliance challenges for us. We have in place policies and procedures designed to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes as a result of the requirements of these policies, including the recusal of Telcrest-designated directors from decisions or deliberations on all transactions by our Board.

        Applicable sanctions may also adversely affect our relationships with international banks, advisors and commercial counterparties. We have to date encountered several international banks that have declined to transact business with us, including providing advisory services and processing routine payments from us to third parties, as a result of internal compliance policies that are significantly more restrictive than what is required by applicable law. Although these actions have not to date materially adversely affected our operations, if international banks or other international counterparties decline to do business with us because of real or perceived compliance concerns, this could have a material adverse effect on our operations, results of operations and financial position.

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

Risks related to our business and industry

We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate.

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. Although overall Russian television advertising spending grew at a compound annual growth rate of 12% in the period from 2009 to 2013, Russia has experienced significant economic instability in 2014 and the first half of 2015, characterized by depreciation of its currency interest rate volatility, and a steep decline in the value of shares traded on its stock exchanges. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. As result, in 2014, overall Russian television advertising market increased by only approximately 2% in ruble terms when compared to 2013. Third party reports have estimated that total Russian TV advertising spending may decline by roughly 19%-20% for the full year 2015. Additionally, recent decreases in international oil prices may continue to adversely affect the Russian economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results for 2015 and in the medium-term.

        As discussed above, significant uncertainty exists surrounding the current geopolitical situation over Ukraine and Crimea. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments over Ukraine and Crimea. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis. The current situation in Ukraine has negatively affected our sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with global macroeconomic weakness, may adversely affect our business. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues.

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, audience fragmentation, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. In 2014, the target audience shares of our CTC, Domashny and Peretz channels were below their audience shares for 2013, reflecting the increased competition from other channels, including the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming at CTC and Peretz channels. In addition, in the first half of 2015, the target audience shares of CTC channel were significantly below the audience share for 2014, reflecting the increased competition from other channels, the effect of audience fragmentation and the later scheduled launch of premiers of the channel's new programming in 2015.

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

        From time to time we air one or two series during primetime that contribute disproportionately to our overall audience share, resulting in an overall audience share that we may not be able to sustain once that series is discontinued or loses popularity. Moreover, because we continue to rely on third-party production companies for a large portion of our programming, and our programming library is not as extensive as those of some of our competitors, we may be unable to quickly substitute new programming for underperforming programming. If we are unable to produce or secure a steady supply of high-quality programming, particularly in key timeslots, or if we fail to anticipate, identify or react appropriately to changes in Russian viewer tastes or legislation, or to increased competition, by providing appropriate programming, our overall audience shares could be negatively affected, which would adversely affect our advertising revenues. Moreover, if any of the programming we produce, commission or license does not achieve the audience share levels we anticipate, we may be required to write-off all or a portion of the carrying cost of such programming, and we could be forced to broadcast more expensive programming to maintain audience share, either of which could have a material adverse impact on our results of operations.

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

        On a national level, CTC channel competes directly with other larger broadcast networks and channels, including Channel One, as well as with the smaller networks, TNT and NTV. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising.

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

        Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, also has broader coverage than our networks, and we believe also benefits from free signal transmission. In 2014, Channel One had an average audience share among 10 to45 year-old viewers of 12.1%, while Rossiya 1's was 8.3% and NTV's was 7.8%. CTC's average target audience share in 2014 was 10.2%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV may enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from non-free-to-air and smaller niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012, 17.2% in 2013, 18.4% in 2014 and 20.6% in the first quarter of 2015. If smaller niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced."

        Also, the introduction of digital broadcasting may affect competition within the television marketplace, which may negatively impact the audience shares of our channels. See also "—We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan and the necessary investments for digital migration may not be fully monetized."

We face additional expenditures in connection with the planned transition from analog to digital broadcasting in Russia and Kazakhstan, and the necessary investments for digital migration may not be fully monetized.

        The Russian government has announced a federal program to introduce digital broadcasting throughout Russia by 2019. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government initially announced the channels that would be included in the first multiplex (Channel One, Rossiya 1, Rossiya 2, Rossiya 24, Rossiya K, Channel 5, NTV, Karousel, TVC and Public TV of Russia (OTR)), determined milestones for the transition to this multiplex, and indicated that the infrastructure for this first multiplex will be funded by the government.

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

        In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network, or RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny channels, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, we amended these agreements with RTRS to better reflect the currently planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build- out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is indicated that this infrastructure will be put into operation in 2019. In July 2015, a law amending the Mass Media Law and Communications Law came into force granting to all participants of the second multiplex 'must carry' rights along with the participants of the first multiplex. According to these amendments, transmission operators must transmit signals of channels included in the first and the second multiplexes at no costs to channels and viewers. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

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

    Pursuant to recent amendments to the Mass Media Law and Communications Law, operators must transmit signals of our CTC and Domashny channels, which are included in the second multiplex, free of charge. With respect to our Peretz channel, which is not included in multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2014, we incurred an aggregate of $24 million of such expenses for all of our channels. According to our agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") amounted to $3.0 million and will be approximately $4.2 million in 2015 for our CTC and Domashny channels in the aggregate.

    In addition, in 2014 and the first half of 2015, we made advance payments of 444 million rubles, or $8.0 million, towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). In aggregate in accordance with agreement we have to advance approximately 644 million rubles in 2015, 271 million rubles in 2016, 68 million rubles in 2017 and 51 million rubles in 2018 resulting in total advances of approximately 1,424 million rubles, or $25.6 million, by the end of 2018 (at an exchange rate of 55.5 rubles to $1.00 as of June 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. The increased revenues from higher than anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

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

        In July 2014, the Russian Parliament adopted three laws amending the Advertising Law.

  •
  An amendment came into force on July 22, 2014 that eliminated the existing restriction that prohibits an advertising sales house having a greater than 35% share of the TV advertising market. In 2011, when this restriction first came into force, we formed our own sales house—EvereST-S—and terminated our sales agency agreement with Video International, which had historically served as our sales house and which then had a share of the Russian TV advertising market greater than 35%. We continue to rely on Video International for material software and consulting services.

  •
  An amendment came into force on July 22, 2014 that removed the prohibition on advertising by beer producers and their brands during the broadcasting of sporting events. Currently, our channels do not broadcast sporting events and we therefore do not expect that this amendment will affect our current operations, although our Peretz channel may decide to broadcast sporting events in the future.

  •
  Following adoption of a prior amendment limiting advertising on pay-TV channels additional amendments to the Advertising Law were adopted in February 2015 that will permit pay-TV channels that broadcast more than 75% Russian content to sell advertising. We do not believe that such amendments will affect our operations.

        In addition to the amendments above, the law "On protection of children from harmful information" came into effect in September 2012. This law prohibits the distribution of media that may be harmful to children of a certain age, such as scenes of violence, abusive language, pornography and scenes encouraging children to consume alcohol, drugs and tobacco. Implementation of this law has not adversely affected our channels to date, but we can provide no assurance that governmental authorities will not in the future interpret the law in such a way that will require us to revise our programming, which could adversely impact the audience share of our channels.

        In April 2013, new legislation came into force that prohibits the use of abusive language in mass media. We believe that these amendments have not affected and will not affect our channels as long as we constantly monitor our content, but since the term "abusive language" is not defined and is subject to interpretation, we cannot guarantee that we will not be faced with claims that we have violated this law or that we will be able to defend these claims successfully.

        In October 2013, new legislation came into force that regulates the advertising of biologically active additives ("BAA") and imposing penalties for inappropriate advertising thereof. According to this law, advertisements must include a disclaimer that BAAs are not a medicine. Advertisers as well as television channels broadcasting such BAA advertisements will be liable if such a disclaimer is not included or does not satisfy these new requirements. We do not expect this law to affect our business significantly, since we have editorial control over commercials we broadcast, but we cannot be sure that we will not receive any claims in the future, since there is limited legal practice in implementing these amendments and there are no court interpretations of them.

        In Kazakhstan, an amendment to the Kazakh Law "On advertising" came into force on July 13, 2014 that prohibits advertising umbrella brands of alcohol producers. We do not expect this law to affect our business significantly. In addition, increased competition from cable channels due to government initiatives to air at least 50% of TV programming in the Kazakh language (during every six-hour slot) by free-to-air channels may affect our Kazakh operations.

Changes in the method of measuring television audiences and ratings have at times in the past resulted, and may again in the future result, in decreases in our audience share and ratings.

        Our advertising revenues are largely driven by our audience share (the percentage of all people watching television at a given time who are watching our channels) and ratings (the percentage of the total population that is watching our channels at a given time). The system of audience measurement in Russia, currently run by TNS Russia, or TNS, has evolved as the advertising market has matured and in response to changing Russian demographics.

        TNS Russia measures usage in a "panel" of 77 cities, based on broadcasters' technical penetration in a larger group of 165 cities (the so-called "establishment survey"). The panel cities are chosen from among those Russian cities with more than 100,000 residents, which together account for approximately 50% of the total population of Russia. Our audience share could be negatively affected if we were to lose an affiliate in one of the cities in that group, or if our technical penetration in that group of cities were to be lower than our average technical penetration. TNS periodically changes the size or weighting of the establishment survey or panel.

        According to our estimates, recent such change have not lead to any significant changes in the weighting system or have any impact on our estimated ratings.

        In addition, on June 30, 2014, the Industry Committee on TV Audience Measurement in Russia announced a tender for the right to provide the industry- standard measurement of TV audiences in Russia for the period from 2017 through 2026. According to an official statement of the Industry Committee, the tender was later cancelled; further steps are expected to be formulated after consultations with all participants of the industry community, including TNS. There is no public information as to when this tender will be held, if at all, but in the event that it is held it may result in a change in the provider of audience measurement services in Russia, or may in any event result in changes in the audience measurement system. We are unable to predict at this time the impact of any such changes on our audience share or ratings, but any such changes may adversely affect our audience shares.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as at June 30, 2015, was approximately $2.9 million.

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

        All broadcast television stations in Russia are required to have broadcasting and other operating licenses. Only a limited number of such licenses are available in each locality. These licenses currently have a standard term of ten years. We also hold so-called "universal licenses", which permit a channel to broadcast through free-to-air, cable and satellite broadcasting, in either digital or analog format across the whole territory of Russia. However, we anticipate that analog licenses will only be relevant until the full transition to digital broadcasting is complete.

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

        We may not always be in full compliance with license requirements. Also, our affiliates have not always been in full compliance with all the requirements of their licenses or obtained all the licenses necessary for broadcasting. If the terms of a license are not complied with, or if we violate applicable legislation or regulations, the license may be suspended or terminated (which decision may be appealed in court). If an affiliate were to broadcast without all the necessary licenses, broadcasting by such affiliate may be terminated and fines could be imposed.

        The loss of an existing broadcasting license, or the failure to obtain a broadcasting license in a new market, particularly in a significant market, could reduce or limit the coverage of our networks and result in a loss of audience share and a fall in ratings, which could materially adversely affect our advertising revenues and business.

        See also "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        On July 24, 2015 an amendments to the Mass Media Law and the Communications Law will come into force providing 'must carry' obligations for operators transmitting signals of the first and the second multiplexes. These amendments will secure transmission of signals of our CTC and Domashny channels in the territory of Russia. With respect to our Peretz channel, which is not included in the second multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of June 30, 2015 we had contractual commitments for the acquisition of approximately $63.2 million in programming rights in 2015, $41.7 million in 2016 and $0.3 million in 2017, including U.S.-dollar denominated commitments of approximately $13.2 million in 2015 and $19.6 million in 2016.

        Given the size of these commitments, at any time a reduction in our advertising revenues could adversely affect our operating margins and results of operations. See also—"Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia has negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected."

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

        Russian law and some of the agreements governing these stations grant protective rights to our co-owners that enable them to block certain significant corporate actions. Under Russian company law, significant corporate decisions, such as declaring and paying dividends and entering into substantial transactions, require the consent of the holders of two-thirds or three- quarters of the voting interests of the company, depending on the subject matter and the legal structure of the company. In addition, unanimous shareholder approval is required in limited instances, which could further affect our control over certain actions. For example, approval of a joint stock company's initial charter and reorganization of a joint stock company into a non-commercial partnership requires 100% approval of shareholders. In the case of a limited liability company, increases in charter capital, amendments to a limited liability company's charter, and liquidation, among other actions, require 100% approval of the holders of participation interests.

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

        We believe that our growth and our future success will depend in large part upon our ability to attract and retain highly skilled senior management, production talent, finance and legal personnel, particularly in the challenging regulatory circumstances we face. The competition is intense in Russia for qualified personnel who are familiar with the Russian television industry and/or who are knowledgeable about U.S. accounting and legal practices. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        See also "Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

Our principal stockholders may have interests that are different from, or in addition to, the interests of other stockholders of CTC Media.

        MTG Russia AB, an affiliate of the publicly listed Modern Times Group MTG AB ("MTG"), which holds approximately 38% of our common stock, and its principal shareholders have historically been involved in other businesses in Russia. MTG and its principal shareholders have been required to address the nature and structure of its holdings in such businesses in light of the amended Mass Media Law. MTG may have interests that are different from or in addition to interests of other stockholders of CTC Media, including as a result of its interests in other Russian operations.

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

        Pursuant to a stockholders agreement that terminated in June 2015, Telcrest originally designated three of the nine members of our board of directors, none of whom we understand is currently primarily engaged in the operations of Channel One, REN-TV, TRK 5 or Video International. We compete with broadcasters in which the beneficial owners of Telcrest have equity and financial interests, and we believe the services of Video International are important to our operations. Although we are not aware of any conflicts of interest with Telcrest in this regard, Telcrest and its beneficial owners may have interests that are different from or in addition to interests of other stockholders of CTC Media.

        See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts" and "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

Risks relating to doing business and investing in Russia

        See also "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

The Russian banking system remains underdeveloped, and another banking crisis could place severe liquidity constraints on our business.

        Russia's banking and other financial systems are less developed and regulated than those of many other developed countries, and Russian legislation relating to banks and bank accounts is subject to varying interpretations and inconsistent application. Many Russian banks do not meet international banking standards, and the transparency of the Russian banking sector still lags far behind internationally accepted norms. Furthermore, Russian bank deposits made by corporate entities generally are not insured. Moreover, the sector specific sanctions on certain Russian banks recently introduced by the United States and European Union have negatively affected the Russian banking system.

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

        See also "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        Media businesses can be particularly vulnerable to politically motivated actions. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts" and "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

Selective or arbitrary government action may have an adverse effect on our business and the value of our common stock.

        Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business and on the value of our common stock. See also "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

If the Russian Federal Antimonopoly Service were to conclude that we acquired or created a new company in contravention of anti-monopoly legislation, it could impose fines or administrative penalties and could require the divestiture of such company or other assets.

        Our business has grown in part through the acquisition and establishment of companies, many of which transactions required the prior approval of, or subsequent notification to, the Russian Federal Antimonopoly Service or its predecessor agencies (the "FAS"). The relevant legislation restricts the acquisition or establishment of companies by groups of companies or individuals acting in concert without the required approval or notification. This legislation is vague in parts and subject to varying interpretations. If the FAS were to conclude that an acquisition or establishment of a new company had been effected in contravention of applicable legislation and competition has been reduced as a result, it could impose administrative penalties and require the divestiture of such company or other assets, adversely affecting our business strategy and our results of operations.

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

        We own less than 100% of many of our owned-and-operated stations. Under Russian law, certain transactions defined as "interested-party transactions" require approval by disinterested members of the board of directors or disinterested shareholders of the companies involved. Our owned-and-operated stations that have other shareholders engage in numerous transactions with us that require interested-party transaction approvals in accordance with Russian law. Due to the formalistic nature of much of Russian law, these transactions have not always been properly approved, and therefore may be contested by minority shareholders. In the event that these other shareholders were successfully to contest past interested-party transactions, or prevent the approval of such transactions in the future, our flexibility in operating these television stations could be limited and our results of operations could be adversely affected.

        Certain transactions between members of our consolidated corporate group may constitute interested-party transactions under Russian law even when the companies involved are wholly owned by us. Although we generally endeavor to obtain all corporate approvals required under Russian law to consummate these transactions, we have not always applied special approval procedures in connection with our consummation of transactions with or between our subsidiaries. In the event that a claim is filed in relation to certain transactions with or between our subsidiaries, such transactions are found to have been interested-party transactions, and we are found to have failed to obtain the appropriate approvals, such transactions may be declared invalid. The unwinding of any transactions concluded with or between our subsidiaries may have a negative impact on our business and results of operations.

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

        Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." and "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future, particularly in light of the current regulatory, geopolitical and macroeconomic environment. The stock markets in general and, in emerging markets, like Russia, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. The macroeconomic environment in Russia has also resulted in a widespread deterioration in the price of Russian-exchange listed stocks and the stock of companies which predominantly operate in Russia and the CIS that are traded on other exchanges. Furthermore, the recently adopted amendment to the Russian law "On Mass Media", which restricts foreign ownership of mass media and broadcasting entities, has also had a significant negative impact on our company's stock price. Overall, our stock price was down from $11.01 per share on June 30, 2014 to $2.27 per share on June 30, 2015. See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock." These factors create a high level of uncertainty regarding the stock price which the company can achieve in the near and long-term future.

        As a result of this volatility, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

  •
  the pending implementation of the foreign-ownership restrictions imposed by the amended Russian Mass Media Law;

  •
  our ability to complete the announced pending transaction with UTH, or any alternative transaction or restructuring prior to the effectiveness of the amended Russian Mass Media Law;

  •
  changes in economic, political and market conditions in Russia and globally;

  •
  changes in law;

  •
  developments related to international sanctions;

  •
  fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

  •
  changes in estimates of our financial results or recommendations by securities analysts, or termination of coverage by such analysts;

  •
  changes in market valuations of similar companies;

  •
  extraordinary expenses or charges in particular periods, including material impairment losses;

  •
  changes in the audience shares of our networks;

  •
  changes in the structure of advertising sales in Russia; and

  •
  public announcements by industry experts regarding trends in advertising spending in Russia and globally;

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of June 30, 2015, approximately 36% of our outstanding common stock was held by parties other than our principal stockholders. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity research analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. We noted that Goldman, Sachs terminated coverage of our company on July 15, 2015 in light of developments related to the amended Mass Media Law.

Insiders have substantial control over our company and may have significant influence over the outcome of any stockholder vote.

        As of June 30, 2015, our two principal stockholders, beneficially owned, in the aggregate, approximately 64% of our outstanding common stock. The shares of our company held by Telcrest, representing approximately 25% of our outstanding shares, constitute "blocked property" pursuant to U.S. economic sanctions requirements. Our largest stockholder, MTG, holds approximately 38% of our common stock, and as a result, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts."

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

        The introduction of restrictions on the foreign ownership of Russian mass media and broadcasting entities pursuant to the Russian law On Mass Media has significantly increased the risk of substantial sales in our stock by investors who may want to reduce risk exposure in relation to any further decrease in the value of our stock. See also "—Amendments to the Russian law "On Mass Media" will further limit foreign ownership of Russian television broadcasters, effective January 1, 2016, which is likely to require a significant change in the ownership structure of our business, and may materially adversely affect our operations and/or our stockholders and the value of our common stock."

Item 6.    Exhibits

        The Exhibit index is incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ STANISLAV PLOSCHENKO Stanislav Ploschenko Chief Financial Officer
Date: August 7, 2015

 EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Letter agreement dated July 17, 2015 regarding an exclusivity period	8-K	99.1	July 24, 2015	000-52003
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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

QuickLinks

CTC MEDIA, INC. INDEX
SPECIAL NOTE REGARDING THE RUSSIAN MASS MEDIA LAW AND POTENTIAL ASSET SALE
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CTC MEDIA, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands of U.S. dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands of U.S. dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands of U.S. dollars, except share and per share data)
CTC MEDIA, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of U.S. dollars)
CTC MEDIA, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands of U.S. dollars, except share and per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX