Form 10-Q
period 2015-09-30
CTC Media, Inc.
filed 2015-11-09
CIK 1354513

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

        As of November 1, 2015, there were outstanding 156,103,854 shares of the registrant's common stock, $0.01 par value per share.

CTC MEDIA, INC.
INDEX

SPECIAL NOTE REGARDING
THE RUSSIAN MASS MEDIA LAW
AND OUR PROPOSED CORPORATE TRANSACTIONS

Proposed Transaction with UTH

        On July 6, 2015, we announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in our Russian and Kazakhstan business operations.

        On September 24, 2015, we entered into a Framework Agreement with UTV-Management LLC, an affiliate of UTH Russia (together, "UTH"). Pursuant to the agreement, UTH would acquire a 75% interest in CTC Investments, our wholly owned subsidiary that holds all of CTC Media's operating businesses, for approximately $200.5 million in cash, subject to agreed holdbacks and adjustments. The agreement was approved by all members of the Board of Directors of the Company (except for those members originally designated by Telcrest Investments Ltd. who recused themselves pursuant to the Company's Economic Sanctions Compliance Policy), taking into consideration the recommendation of the Special Committee of independent directors that was established to undertake a review of the proposed transaction with UTH and our strategic alternatives. The transaction is being undertaken to ensure compliance with the foreign ownership restrictions imposed by Russia's new Mass Media Law (described below), while maximizing the potential return to our stockholders. The ultimate purchase price will be net of any shortfall in cash flow from operating and investing activities during the second half of 2015 compared with an agreed target for this period, and is subject to adjustment in connection with certain defined indemnification obligations. In addition, prior to the closing, we will receive all existing cash in the operating businesses, in excess of $15 million to be retained for working capital after the closing of the transaction.

        In addition, in order to ensure that the ownership structure of the operating businesses fully meets the 80% ownership requirement of the Mass Media Law by the stated deadlines, we have agreed to approve the issuance to UTH or its affiliate of an additional participation interest in CTC Investments, which would result in UTH holding a 80% interest in CTC Investments following the closing of the transaction. Such additional participation interests would be issued to UTH or its affiliate by CTC Investments in consideration of a promissory note.

        The transaction is subject to customary closing conditions, including regulatory approvals and the approval of our stockholders by a simple majority of the outstanding shares of common stock at a special meeting. The shares of our common stock held by Telcrest, the holder of approximately 25% of our common stock, are currently blocked pursuant to U.S. economic sanctions and as such Telcrest would not be permitted to vote at the special meeting.

        Following the closing of the sale to UTH, the Board of Directors has proposed a subsequent transaction pursuant to which a new wholly owned subsidiary of our company would merge with and into our company. Upon the consummation of the merger, each holder of our common stock as of the effective time of the merger, other than shares of our common stock held by stockholders who have properly demanded appraisal rights under Delaware law with respect to such shares, if any, and shares of our common stock owned by Telcrest or by our company, becoming entitled to receive the merger consideration. The shares of common stock held by Telcrest would remain outstanding, and Telcrest would become our sole stockholder. Following the merger, we will cease to be a publicly-traded company. Such merger transaction is subject to the receipt of a license from the Office of Foreign Assets Control ("OFAC") of the U.S. Treasury Department. If the merger is completed, our current public stockholders will not own any shares of the capital stock of the surviving corporation. Assuming timely satisfaction of necessary closing conditions, including receipt of a license from OFAC, we anticipate that the merger will be completed in the first quarter of calendar year 2016.

        On October 22, 2015, we filed with the SEC a preliminary proxy statement in connection with the proposed special meeting. We expect to file and mail to stockholders a final proxy statement in connection with the special meeting in November 2015, and to hold the special meeting in December 2015.

        If we are not able to close the proposed transaction with UTH, or if our stockholders do not approve such transaction, we may not be able to consummate an alternative sale transaction, or implement an alternative restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect our business and the market value of our common stock.

  Additional Information and Where to Find It

        In connection with the proposed sale transaction, CTC Media will prepare a proxy statement for its stockholders to be filed with the SEC. The proxy statement will be mailed to our stockholders. CTC Media urges investors, stockholders and other interested persons to read, when available, the proxy statement, as well as other documents filed with the SEC, because these documents will contain important information.

        The definitive proxy statement will be mailed to stockholders of CTC Media as of a record date to be established for voting on the transactions described above. CTC Media's stockholders will also be able to obtain a copy of such documents, without charge, by directing a request to: ir@ctcmedia.ru. These documents, once available, can also be obtained, without charge, at the Securities and Exchange Commission's web site (http://www.sec.gov).

  Participants in Solicitation

        Information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of the Company's stockholders in connection with the proposed transactions will be set forth in the proxy statement when it is filed with the SEC.

  Non-Solicitation

        This Quarterly Report on Form 10-Q is not a proxy statement or solicitation of a proxy, consent or authorization with respect to any securities or in respect of the proposed transaction and shall not constitute an offer to sell or a solicitation of an offer to buy the securities of CTC Media.

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

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 96% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 38% of our outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that we understand is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of our outstanding common stock; and a number of public stockholders, which we understand include numerous U.S. and European investors, which together hold the remaining approximately 37% of our outstanding common stock. As a consequence, neither our Delaware parent company nor the current beneficial ownership structure of our group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our business, and our parent company would be unable to exercise its voting rights in our Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding our ownership, and has materially adversely affected, and may continue to materially adversely affect, the value of our common stock.

 SPECIAL NOTE REGARDING TELCREST

Telcrest's Investment in Our Company

        Telcrest Investments Limited, a Cyprus company, which we refer to as Telcrest, currently holds 39,548,896 shares of our common stock, representing approximately 25% of our outstanding common stock.

Telcrest's Status as a Sanctioned Party

        On March 14, 2014, OFAC designated Bank Rossiya as a Specially Designated National and Blocked Person, which we refer to as an SDN, for purposes of U.S. economic sanctions related to the situation in Ukraine. As of that date, Bank Rossiya directly or indirectly owned more than 50% of Telcrest, and accordingly Telcrest was also considered to be an SDN for purposes of U.S. sanctions at such time and, thereafter, the shares of our common stock held by Telcrest were identified by Computershare, the transfer agent for our common stock, as blocked property pursuant to applicable sanctions. Accordingly, the shares of our common stock, among other property, of Telcrest that were in the possession or control of our company or Computershare were reported to OFAC as blocked property pursuant to applicable sanctions requirements.

Notification of Change in Telcrest's Ownership, September 2015

        On September 25, 2015, Telcrest notified us that as a result of two transactions with third parties relating to its share capital that it is no longer 50% or more owned, directly or indirectly, in the aggregate by one or more SDNs, including Bank Rossiya. Telcrest also subsequently filed with the SEC an amendment to its Report on Schedule 13D relating to this change in ownership. Assuming this information is accurate, Telcrest would no longer be considered to be owned, directly or indirectly, 50 percent or more in the aggregate by one or more SDNs. Nonetheless, we currently believe that the shares or our common stock held by Telcrest remain blocked property, until such time as OFAC authorizes their unblocking or Bank Rossiya is removed from the SDN list.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share and per share data)

	December 31, 2014	September 30, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 4)	$37,836	$84,039
Short-term investments (Note 4)	103,800	17,200
Trade accounts receivable, net of allowance for doubtful accounts (December 31, 2014—$1,297; September 30, 2015—$1,991)	25,738	16,125
Taxes reclaimable	14,544	12,533
Prepayments	42,798	28,719
Programming rights, net (Note 5)	112,793	90,303
Deferred tax assets	20,307	14,469
Other current assets	262	1,111

TOTAL CURRENT ASSETS	358,078	264,499

PROPERTY AND EQUIPMENT, net	18,520	13,461
INTANGIBLE ASSETS, net:
Broadcasting licenses	28,366	19,909
Cable network connections	11,345	7,880
Trade names	3,510	2,981
Other intangible assets	2,762	2,621

Net intangible assets	45,983	33,391
GOODWILL	53,627	45,563
PROGRAMMING RIGHTS, net (Note 5)	72,446	76,403
INVESTMENTS IN AND ADVANCES TO INVESTEES	3,167	2,152
PREPAYMENTS	13,719	18,340
DEFERRED TAX ASSETS	8,526	6,518
OTHER NON-CURRENT ASSETS (Note 4)	34,987	41,873

TOTAL ASSETS	$609,053	$502,200

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	2,192	950
Accounts payable	56,670	49,038
Accrued liabilities	17,044	11,716
Dividends blocked under sanctions (Note 4 and 6)	27,684	34,605
Taxes payable	15,632	3,415
Deferred revenue	6,652	3,754
Deferred tax liabilities	58,827	5,950

TOTAL CURRENT LIABILITIES	184,701	109,428

DEFERRED TAX LIABILITIES	6,910	4,157
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Note 6):
Common stock ($0.01 par value; shares authorized 175,772,173; shares issued December 31, 2014 and September 30, 2015—158,210,719)	1,582	1,582
Additional paid-in capital	496,905	494,742
Retained earnings	385,643	414,744
Accumulated other comprehensive loss	(444,591)	(501,271)
Less: Common stock held in treasury, at cost (December 31, 2014—2,448,553; September 30, 2015—2,106,865 shares)	(29,115)	(25,052)
Non-controlling interest	7,018	3,870

TOTAL STOCKHOLDERS' EQUITY	417,442	388,615

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,053	$502,200

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of U.S. dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
REVENUES:
Advertising	$156,022	$74,841	$523,080	$242,135
Sublicensing revenue and other revenues	2,545	2,405	6,046	6,528

Total operating revenues	158,567	77,246	529,126	248,663

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $5,542 and $3,094 for the three months and $18,157 and $9,677 for the nine months ended September 30, 2014 and 2015, respectively; and exclusive of stock-based compensation expense (benefit) of $(11) and $(124) for the three months and $(787) and $188 for the nine months ended September 30, 2014 and 2015, respectively)	(10,131)	(7,739)	(34,743)	(24,203)
Selling, general and administrative (exclusive of depreciation and amortization of $827 and $451 for the three months and $2,864 and $1,476 for the nine months ended September 30, 2014 and 2015, respectively; and exclusive of stock- based compensation expense of $652 and $177 for the three months and $1,173 and $811 for the nine months ended September 30, 2014 and 2015, respectively)	(33,816)	(22,111)	(114,376)	(67,470)
Stock-based compensation expense	(641)	(53)	(386)	(999)
Programming expenses	(63,350)	(39,042)	(227,581)	(128,739)
Depreciation and amortization	(6,369)	(3,545)	(21,021)	(11,153)

Total operating expenses	(114,307)	(72,490)	(398,107)	(232,564)

OPERATING INCOME	44,260	4,756	131,019	16,099
FOREIGN CURRENCY GAINS (LOSSES)	1,159	1,445	(3,546)	1,817
INTEREST INCOME	2,356	922	8,698	4,311
INTEREST EXPENSE	(131)	(5)	(395)	(187)
OTHER NON-OPERATING (LOSS) INCOME, net	(179)	71	(771)	(177)
EQUITY IN (LOSS) INCOME OF INVESTEE COMPANIES	244	8	(425)	(20)

Income before income tax	47,709	7,197	134,580	21,843

INCOME TAX (EXPENSE)/BENEFIT	(14,724)	37,290	(41,906)	36,262

CONSOLIDATED NET INCOME	$32,985	$44,487	$92,674	$58,105

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(1,390)	$(327)	$(3,202)	$(832)

NET INCOME ATTRIBUTABLE TO CTC MEDIA, INC. STOCKHOLDERS	$31,595	$44,160	$89,472	$57,273

Net income per share attributable to CTC Media, Inc. stockholders—basic	$0.20	$0.28	$0.57	$0.37

Net income per share attributable to CTC Media, Inc. stockholders—diluted	$0.20	$0.28	$0.57	$0.37

Weighted average common shares outstanding—basic	155,762,166	156,103,854	155,742,190	155,996,870

Weighted average common shares outstanding—diluted	156,125,495	156,103,871	155,970,240	156,109,659

Dividends declared per share	$0.18	$—	$0.53	$0.17

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of U.S. dollars, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Net Income	$32,985	$44,487	$92,674	$58,105
Other Comprehensive Income (Loss), net of tax:
Foreign Currency Translation Adjustment	(105,750)	(65,054)	(128,735)	(58,770)

Other Comprehensive Income (Loss)	(105,750)	(65,054)	(128,735)	(58,770)

Comprehensive Income	$(72,765)	$(20,567)	$(36,061)	$(665)

Less: Comprehensive Income attributable to non-controlling interest	(1,172)	1,695	(2,300)	1,258

Comprehensive Income attributable to CTC Media, Inc. stockholders	$(73,937)	$(18,872)	$(38,361)	$593

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Nine months ended September 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$92,674	$58,105
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	11,631	(45,384)
Depreciation and amortization	21,021	11,153
Programming expenses	227,581	128,739
Stock based compensation expense	386	999
Equity in loss of unconsolidated investees	425	20
Foreign currency losses (gains)	3,546	(1,817)
Changes in provision for tax contingencies	(1,084)	(3,309)
Changes in provision for doubtful accounts	207	1,546
Changes in operating assets and liabilities:
Trade accounts receivable	12,775	6,328
Prepayments	(6,799)	(4,131)
Other assets	(8,779)	2,792
Accounts payable and accrued liabilities	(9,178)	3,469
Deferred revenue	(1,190)	1,111
Other liabilities	(15,057)	(10,860)
Payments for multiplex	—	(1,756)
Acquisition of programming and sublicensing rights	(273,182)	(146,070)

Net cash provided by operating activities	54,977	935

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and intangible assets	(3,793)	(3,428)
Proceeds from sale of property and equipment	—	704
Receipts from deposits, net	36,936	85,574

Net cash provided by investing activities	33,143	82,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Settlement of loan	(628)	(1,242)
Increase in other non-current assets (Note 4)	(20,763)	(6,921)
Dividends paid to stockholders	(61,003)	(20,350)
Dividends paid to noncontrolling interest	(4,591)	(1,922)

Net cash used in financing activities	(86,985)	(30,435)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,872)	(7,147)
Net increase in cash and cash equivalents	(737)	46,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,574	37,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,837	$84,039

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except share and per share data)

1. ORGANIZATION

        The accompanying consolidated financial statements include the accounts of CTC Media, Inc. and all consolidated subsidiaries (the "Company"). CTC Media, Inc., a Delaware corporation, operates the CTC, Domashny and Peretz television channels in Russia and Channel 31 in Kazakhstan. Effective November 2015, as a result of Company's strategic review of the positioning of the "Peretz" channel, the channel will be operated under a new brand—"Che". Each channel includes the operating results of its network, which is responsible for broadcasting operations, sales of network advertising, licensing and commissioning of programming, producing its programming schedule, and managing its relationships with its independent affiliates, and the respective stations that distribute the network's signal. For financial reporting purposes the Company's other less significant operating segments are included along with operations of corporate headquarters in the "All Other" category.

        The Company generates substantially all of its revenues from the sale of television advertising on both a national and regional basis.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on March 5, 2015 (the "2014 Annual Report"). The Company's accounting policies are more fully described in the 2014 Annual Report. The preparation of the Company's unaudited condensed consolidated financial statements requires the Company to make judgments in selecting the appropriate assumptions for calculating financial estimates, which inherently contain some degree of uncertainty. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following discussion addresses the Company's most critical accounting policies, which require management's most difficult, subjective and complex judgments.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been recorded. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

        In the context of these legal developments in Russia, on July 6, 2015, the Company announced the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in the group's Russian and Kazakhstan business operations. On September 24, 2015, the Company entered into a Framework Agreement with UTV-Management LLC, an affiliate of UTH Russia (together, "UTH"). Pursuant to the agreement, UTH would acquire a 75% interest in CTC Media's operating businesses for approximately $200.5 million in cash. The Agreement was approved by all members of the Board of Directors of the Company (except for those members originally designated by Telcrest Investments Ltd. who recused themselves pursuant to the Company's Economic Sanctions Compliance Policy), taking into consideration the recommendation of the Special Committee of independent directors that was established to undertake a review of the proposed transaction with UTH and the Company's strategic alternatives. In addition, in order to ensure that the ownership structure of the operating business fully meets the 80% ownership requirement of the Mass Media Law by the stated deadlines, the Company has agreed to approve the issuance to UTH of an additional participation interest in "CTC Investments" and, as the result UTH would hold a 80% interest in CTC Media's business following the closing of the transaction.

        The transaction is subject to customary closing conditions, including regulatory approvals and the approval of the Company's stockholders by a simple majority of the outstanding shares of the Company's common stock at a special meeting. The shares of the Company's common stock held by Telcrest, the holder of approximately 25% of the shares of the Company's common stock, are currently blocked pursuant to U.S. economic sanctions and as such Telcrest would not be permitted to vote at the special meeting.

        As of September 30, 2015 and the date of these financial statements and until the proposed transaction is approved by stockholders, the Company continues to manage and operate its businesses in Russia and Kazakhstan as continuing operations applying the going concern assumption. While there may be changes in management's assumptions in the near term, the Company believes that the accompanying financial statements fairly reflect the performance of the Company based on current information that is available. Should facts and circumstances change—in particular, if a transaction

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

involving the sale of a material portion of the Company's Russian businesses is approved by the Company's stockholders, the Company will be required to report certain, if not all, of its principal operations as discontinued operations in the period in which such transaction is approved by both Board of Directors and stockholders.

Principles of Consolidation

        Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control, as well as variable interest entities where the Company has been deemed the primary beneficiary with power and ability to control, are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control, are accounted for under the equity method. The Company uses the purchase method of accounting for all business combinations. Results of subsidiaries acquired and accounted for under the purchase method are included in operations from the date of acquisition. Non-controlling interests represent a non- controlling shareholder's proportionate share of the equity in certain of the Company's consolidated entities. Intercompany accounts and transactions are eliminated upon consolidation. Disposals are reflected at the time risks and rewards of ownership have been transferred.

        The Company is the primary beneficiary of the Channel 31 Group, a variable interest entity consisting of a 20% participation interest in Teleradiokompaniya 31st Kanal LLP ("Channel 31"), and a 70% and 60% interest in Prim LLP and Advertising and Marketing LLP, respectively, which provide programming content and the advertising sales function to Channel 31 (together, the "Channel 31 Group"). These interests provide the Company with a right to 60% of the economic interest of the Channel 31 Group. The Company consolidates the Channel 31 Group. As of September 30, 2015, the Channel 31 Group had assets (excluding intercompany assets) totaling $14,078 and liabilities (excluding intercompany liabilities) totaling $2,441. These assets and liabilities primarily relate to broadcasting licenses, trade payables for programming rights, loans and related deferred tax assets and liabilities. The Company finances the Channel 31 Group's operations in the ordinary course of business. Channel 31 Group's net income attributable to CTC Media, Inc. stockholders excluding intercompany expenses totaled $115 and $67 for the three and nine months ended September 30, 2015, respectively.

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

        Sublicensing revenues primarily represent revenues the Company earns from sublicensing its rights to programming and from the licensing of internally- produced programming. Sublicensing revenue is recognized at such time as there is persuasive evidence that a sale or arrangement with a customer exists, the underlying programming is complete and has been transferred to the customer, the licensing

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period has commenced and the customer can begin use, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. Given the recent uncertainties in Ukraine, in 2014, the Company commenced the use of the installment method for sublicensing arrangements with Ukrainian counterparties.

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

  Amortizable Long-Lived Assets

        Amortizable assets are stated at cost less accumulated amortization. Definite- lived intangible assets primarily represent broadcast licenses and cable network connections that are amortized on a straight-line basis through the end of their estimated period of future economic benefit ranging from 2018 to 2022.

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

        The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair value as of December 31, 2014 and September 30, 2015, respectively.

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

  Impairment reviews as of September 30, 2015

        Overall, the market trading price of our common stock was down from $4.87 per share as of December 31, 2014 to $1.75 per share at September 30, 2015. In the nine months ended September 30, 2015, our capitalization dramatically decreased by 64%. As a result, as of September 30, 2015, our market capitalization amounted to $273,182, while our consolidated net book value (or shareholders' equity) amounted to $388,615. One of the most significant underlying reasons for the substantial decline in the market trading price of our common stock was likely the amendment to the Russian law "On Mass Media" and the perceived increase in the risk that we may not successfully achieve compliance with such requirements by the stated deadline.

        Due to the significant decline in the market trading price of the Company's common stock and market capitalization during the nine months of 2015, the Company updated an interim analysis for impairment as of September 30, 2015. As described above (see—Fair value measurements), in accordance with ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distress sale) between market participants at the measurement date under current market conditions. In determination of fair value of the Company's reporting units, the Company applied multiple valuation techniques by weighting indications of fair value resulting from the application of the going-concern-based present value technique and the market approach. All inputs used for fair value measurements were categorized within Level 3.

        The most significant changes in assumptions used in the valuation of goodwill as of September 30, 2015 as compared to December 31, 2014 were as follows:

        Cost of capital—The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis in 2014 ranged from 15.7% to 18.6% in 2014, and was 18.1% as of September 30, 2015.

        Forecasted programming costs—The level of cash flow generated by each operation is ultimately governed by the extent to which the Company manages the relationship between revenues and costs. The Company forecasts the level of programming costs by reference to (a) the historical absolute and relative levels of costs the Company has incurred in generating revenue in each reporting unit and regional station, (b) the operating strategy of each business, (c) specific forecasted programming costs to be incurred and (d) expectations as to what these costs would be for an average market participant. The Company's estimates of forecasted programming costs are developed from a number of external sources, in combination with a process of on-going consultation with operational management. The forecasted programming costs for 2015 increased by approximately 11% compared with the estimates made at the time of the annual impairment review performed as of December 31, 2014.

        As a result of the impairment review performed as of September 30, 2015, the Company concluded that the fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. The excess of fair value over the carrying amount of the Peretz and Domashny reporting units amounted to 1% and 6%, respectively. The estimated fair values for CTC remained significantly in excess of their respective carrying amounts.

        As of September 30, 2015, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $25 million, $13 million and $4 million, respectively. In addition, as of September 30, 2015, the Company had significant balances of amortizable broadcasting licenses totaling $20 million, including CTC licenses—$3 million; Domashny licenses—$4 million, and Peretz licenses—$11 million.

        In order to evaluate the sensitivity of the fair value calculations in our impairment analysis, we hypothetically applied 10 and 15 percentage points' decreases in the fair value of each reporting unit and broadcasting licenses.

	Hypothetical impairment loss that could be recorded if fair value is lower by:
	10 pp	15 pp
Broadcasting licenses*	$(5,787)	$(5,864)
Goodwill:
CTC goodwill	—	—
Domashny goodwill	(5,764)	(8,195)
Peretz goodwill	(1,231)	(2,732)

Total	$(12,782)	$(16,791)

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

  Tax Provisions and Valuation Allowance for Deferred Tax Assets

        Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the consolidated financial statements, as well as the tax benefits of net operating loss carry-forwards which are expected to be realized. The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carry- forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate.

        The Company records temporary differences related to investments in its Russian subsidiaries. These temporary differences consist primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S. The Company estimates its tax positions based on its best judgment given the facts, circumstances, and information available at the reporting date. Change in facts and circumstances are recognized in the period in which the change occurs. As described in Note 8, as of September 30, 2015, the Company's income tax position was significantly affected by the one-off recognition of $40.2 million of deferred tax benefit resulting from the remeasurement of the Company's deferred tax liability in respect of unremitted earnings of its Russian subsidiaries. This remeasurement was triggered by a change in the Company's expectations for the US tax position due to expected sale transaction outlined in the Framework Agreement with UTH concluded in September 2015 (see Note 2).

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

        In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendments defer the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period for public entities. The Company plans to apply ASU 2014-09 beginning January 1, 2018 either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

3. NET INCOME PER SHARE

        Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive was 2,096,112 and 644,945 for the three months ended September 30, 2014 and 2015, respectively, and 2,131,611 and 361,805 for the nine months ended September 30, 2014 and 2015, respectively.

        The components of basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Net income attributable to CTC Media, Inc. stockholders	$31,595	$44,160	$89,472	$57,273

Weighted average common shares outstanding—basic
Common stock	155,762,166	156,103,854	155,742,190	155,996,870
Dilutive effect of:
Stock-based awards	363,329	17	228,050	112,789

Weighted average common shares outstanding—diluted	156,125,495	156,103,871	155,970,240	156,109,659
Net income per share attributable to CTC Media, Inc. stockholders:
Basic	$0.20	$0.28	$0.57	$0.37
Diluted	$0.20	$0.28	$0.57	$0.37

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

3. NET INCOME PER SHARE (Continued)

        The numerator used to calculate diluted net income per common share for the three and nine months ended September 30, 2014 and 2015 was net income attributable to CTC Media, Inc. stockholders.

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31, 2014	September 30, 2015
Cash and cash equivalents:
Russian ruble bank accounts	$30,672	$16,266
U.S. dollar bank accounts	5,861	67,122
Other	1,303	651

Total cash and cash equivalents	$37,836	$84,039

	December 31, 2014		September 30, 2015
	Annual interest rate	Amount	Annual interest rate	Amount
Short-term investments:
Ruble-denominated deposits		$—		$—
U.S. dollar-denominated deposits	0.55% - 3.9%	$103,800	2.1% - 2.49%	$17,200

Total short-term investments		$103,800		$17,200

        Other non-current assets—On March 20, 2014, the United States imposed sanctions on Bank Rossiya, a Russian open joint stock company, and Bank Rossiya was placed on the Specially Designated Nationals ("SDN") and Blocked Persons List of the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC"). On April 28, 2014, LLC IC Abros, a holding company related to Bank Rossiya, was also designated an SDN. At that time, more than 50% of the voting capital of Telcrest Investments Limited ("Telcrest"), one of the Company's principal stockholders, was beneficially owned, directly or indirectly, by Bank Rossiya and LLC IC Abros, and therefore the shares of the Company's common stock held by Telcrest were identified as "blocked property" pursuant to OFAC requirement. Although Telcrest notified the Company on September 25, 2015 that it is no longer 50% or more owned, directly or indirectly, in the aggregate by one or more SDNs, including Bank Rossiya, the Company believes that because its shares held by it have been reported as blocked property, such shares remain blocked until affirmatively unblocked by OFAC.

        In 2014 and the first quarter of 2015, dividends totaling $34,605 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest (and amount of interest accrued as of September 30, 2015:

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

4. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; OTHER NON-CURRENT ASSETS (Continued)

$0.6 million), but to which Telcrest will not have access while the shares of the Company's common stock held by Telcrest remain blocked property pursuant to OFAC requirements.

        In addition, as of September 30, 2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $6.7 million. See Note 9, Commitments and Contingencies "—Purchase Commitments".

5. PROGRAMMING RIGHTS, NET

        Programming rights as of December 31, 2014 and September 30, 2015 comprise the following:

	December 31, 2014	September 30, 2015
Internally produced—TV broadcasting and theatrical:
Released:
Historical cost	$100,845	$86,259
Accumulated amortization	(96,746)	(83,092)

Released, net book value	4,099	3,167

Completed and not released	1,252	1,193

Total	5,351	4,360

Acquired rights:
Historical cost	517,401	454,298
Accumulated amortization	(337,513)	(291,952)

Net book value	179,888	162,346

Total programming rights	$185,239	$166,706

Current portion	$112,793	$90,303

Non-current portion	$72,446	$76,403

        The Company expects to amortize approximately $1,584 of internally produced TV programming for its completed and released programs and completed but not yet released programs during the twelve months ending September 30, 2016. In addition, the Company expects to amortize all of its unamortized internally produced programming rights within the three years following September 30, 2015.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY

        As of December 31, 2014 and September 30, 2015, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2014	September 30, 2015
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,448,553)	(2,106,865)

Common stock outstanding	155,762,166	156,103,854

Stock Repurchase Program

        On March 4, 2013, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company was authorized to repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2013 Equity Incentive Plan (the "Plan"). During the period ended December 31, 2013, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In 2014 and in the first nine months of 2015, the Company issued 51,447 and 341,688 shares of common stock from treasury upon the exercise of restricted share units, or RSUs, under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan, respectively.

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

        Dividends declared to Telcrest in 2015 of $6,921 were blocked due to the status of the common stock of the Company held by Telcrest as blocked property pursuant to OFAC requirements, as described above in Note 4.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

6. STOCKHOLDERS' EQUITY (Continued)

        The following table summarizes the changes in stockholders' equity during the nine months ended September 30, 2014 and 2015:

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2013	$734,116	$728,213	$5,903
Net income	92,674	89,472	3,202
Other comprehensive loss	(128,735)	(127,833)	(902)

Comprehensive income	(36,061)	(38,361)	2,300

Additional paid-in capital	1,934	1,934	—
Common stock issued from treasury stock upon RSU exercised, net	612	612	—
Disposals of noncontrolling interests	820	—	820
Dividends declared	(86,357)	(81,766)	(4,591)

Stockholders' equity, September 30, 2014	$615,064	$610,632	$4,432

	Total	CTC Media, Inc. stockholders	Noncontrolling interest
Stockholders' equity, December 31, 2014	$417,442	$410,424	$7,018
Net Income	58,105	57,273	832
Other comprehensive income (loss)	(58,770)	(56,680)	(2,090)

Comprehensive income	(665)	(593)	(1,258)

Common stock issued from treasury stock upon RSU exercised, net	999	999	—
Disposals of noncontrolling interests	32	—	32

Dividends declared	(29,193)	(27,271)	(1,922)

Stockholders' equity, September 30, 2015	$388,615	$384,745	$3,870

7. STOCK-BASED COMPENSATION

        The Company has several stock-based compensation programs. See the 2014 Annual Report on Form 10-K filed with the SEC on March 5, 2015—"Item 8. Financial Statements and Supplementary Data—Note 15, Stock-based compensation" for a discussion of these programs.

        In 2013 and 2014, the Company's Board of Directors approved performance criteria for the 2013 and 2014 sub-tranches under the 2013 Equity Incentive Plan in respect of 637,800 and 783,584 RSUs, respectively, with a weighted average per unit grant date fair value of $10.53 and $8.36, respectively. The Company recognized $0.1 and $1.0 million of expense attributable to RSUs in the three and nine months ended September 30, 2015, respectively. The Company's Board of Directors has not determined performance criteria for the 2015 sub-tranche under the 2013 Equity Incentive Plan. In April 2015, the Company's Board of Directors adopted the 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified employees in connection with a change in control, defined as (i) any consolidation or merger of the Company with or into any other company or other entity or

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

7. STOCK-BASED COMPENSATION (Continued)

person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of the Company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which the Company is a party in which in excess of 50% of the Company's voting power is transferred; (ii) a sale by the Company of its assets representing more than 50% of its Russian operating businesses; (iii) a resolution of the Company's Board to liquidate and wind up the Company; or (iv) a termination of the listing of the Company's common stock on the Nasdaq Global Select Market or Nasdaq Global Market. The total bonus pool under this plan is $10 million, of which $6 million will be payable by the Company in connection with the closing of a change in control event, and $4 million will be payable by the Company's operating companies based on continued employment with the CTC group for a defined period following such event. Each participant is eligible to receive a portion of this pool, provided that such participant remains employed by the Company on the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan.

        In addition, in April 2015 the Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

8. INCOME TAX

        The Company is subject to U.S. (domestic), Russian and Kazakh income taxes, based on U.S. legislation, Russian tax legislation, Kazakh legislation and the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). U.S. taxable income or losses recorded are reported on CTC Media, Inc.'s U.S. income tax return. CTC Media, Inc.'s taxable revenues consist predominantly of dividends paid by its owned-and-operated affiliate stations and networks and interest on deposits. In 2015, dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty. Dividends distributed within Russia are subject to a withholding tax of 0% for Russian companies holding (1) more than 50% in a Russian distributing subsidiary or (2) less than 50% in a Russian distributing subsidiary for more than 365 days; otherwise withholding tax amounts to 13%. The statutory income tax rate in Russia and Kazakhstan in 2014 and for the nine months ended September 30, 2015 was 20%.

        As of September 30, 2015, the Company's income tax position was significantly affected by the one-off recognition of $40.2 million of deferred tax benefit resulting from the remeasurement of the Company's deferred tax liability in respect of unremitted earnings of its Russian and Kazakh subsidiaries. This remeasurement was triggered by a change in the Company's expectations for the US tax position due to expected sale transaction outlined in the Framework Agreement with UTH concluded in September 2015 (see Note 2). Based on the terms of the Framework Agreement, the Company plans to distribute substantially all of outstanding cash of its subsidiaries to CTC Media, Inc; this distribution is expected to be tax free in the US due to significant amount of foreign tax credits available to offset US income tax. Further, it is estimated that the potential sale of a 75% interest in

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

8. INCOME TAX (Continued)

the group's Russian and Kazakh business and subsequent merger transaction would not result in US income tax to the Company, based on the sale price outlined in the Framework Agreement and available foreign tax credits. Accordingly, the Company has adjusted its income tax expense in the third quarter of 2015 for the respective amount of deferred taxes.

        Net of the effect of the one-off tax benefit described above, our effective income tax rate was 31% and 40% in the three months ended September 30, 2014 and 2015, respectively, and 31% and 18% in the nine-month periods ended September 30, 2014 and 2015, respectively . The decrease in our effective income tax rate (as adjusted for the one-off tax benefit described above) in the nine-month periods under review was primarily due to a refund of income tax confirmed and reclaimed from the Russian tax authorities based on our interpretation of certain positions taken in our historical income tax filings in the first quarter of 2015. Excluding this effect, the Company's effective tax rate would have been 43% and 33% for the three- and nine- months ended September 30, 2015, the increase in the effective tax rates compared with the same periods in 2014 primarily reflects the increase in the forecast amount of non-deductible stock-based compensation expense as a percentage of pre-tax income for full year 2015.

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

        CTC Media is a Delaware corporation that directly and indirectly owns 100% of the shares of a series of Russian legal entities that operate the CTC business in Russia. CTC Media's Russian operations have historically contributed more than 90% of the group's revenues and net income. CTC Media's stockholders include MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which holds approximately 38% of the Company's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company that the Company understands is indirectly beneficially owned by Russian entities and individuals, which holds approximately 25% of the Company's outstanding common stock; and a number of public stockholders, which include numerous U.S. and European investors, which together hold the remaining approximately 37% of the Company's outstanding common stock. As a consequence, neither the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Delaware parent company nor the current beneficial ownership structure of the Company's group would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of the Company's business, and the Company's parent company would be unable to exercise its voting rights in its Russian subsidiaries. The enactment of this law therefore creates significant uncertainty regarding the Company's ownership, and has materially adversely affected, and may continue to materially adversely affect, the value of the Company's common stock.

        The Board of Directors, Special Committee and the Company's management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the requirements of the new law while safeguarding the interest of all of the Company's stockholders.

        On July 6, 2015, the Company announced the receipt of a formal, non-binding offer from UTH Russia (together, "UTH"), a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in CTC Investments LLC, the Company's wholly owned subsidiary that directly and indirectly owns all of the Company's Russian and Kazakhstan business operations. On September 24, 2015, the Company entered into a Framework Agreement with UTV-Management LLC, an affiliate of UTH (together, "UTH"). Pursuant to the agreement, UTH would acquire a 75% interest in CTC Media's operating businesses for approximately $200.5 million in cash, subject to adjustment. The Agreement was approved by all members of the Board of Directors of the Company (except for those members originally designated by Telcrest Investments Ltd. who recused themselves pursuant to the Company's Economic Sanctions Compliance Policy), taking into consideration the recommendation of the Special Committee of independent directors that was established to undertake a review of the Company's strategic alternatives.

        In addition, in order to ensure that the ownership structure of the operating business fully meets the 80% ownership requirement of the Mass Media Law by the stated deadlines, the Company has agreed to approve the issuance to UTH of an additional participation interest in "CTC Investments" and, as the result UTH shall hold a 80% interest in CTC Media's business following the closing of the transaction.

        The transaction is subject to customary closing conditions, including regulatory approvals and the approval of the Company's stockholders by a simple majority of the outstanding shares of the Company's common stock at a special meeting. The shares of the Company's common stock held by Telcrest, the holder of approximately 25% of the shares of the Company's common stock, are currently blocked pursuant to U.S. economic sanctions and as such Telcrest would not be permitted to vote at the special meeting.

        If our Board of Directors is not able to conclude and close proposed transaction with UTH, or if our stockholders do not approve such transaction, the Company may not be able to consummate an alternative sale transaction, or implement an alternative restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect our business and the market value of its common stock.

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

        In 2014 and the first nine months of 2015, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. In the first nine months of 2015, the overall Russian television advertising market decreased by 19%. Any continuing economic and political instability, potentially including continued or additional international economic sanctions, could have negative impact on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, the Company's advertising revenues may be significantly reduced, materially adversely affecting its results of operations.

        Exchange Rate—Although the Company's reporting currency is the U.S. dollar, it generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of the Company's principal operating subsidiaries. As a result, the Company's reported revenues and results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. In the three months ended September 30, 2015, the Russian ruble depreciated against the U.S. dollar by 16%, and was on average 43% lower than the average value of the Russian ruble compared to the U.S. dollar during the three months ended September 30, 2014. In the nine months ended September 30, 2015, the Russian ruble depreciated against the U.S. dollar by 15% , but was on average 40% lower than the average value of the Russian ruble compared to the U.S. dollar during the nine months ended September 30, 2014.

        Additionally, given that substantially all of the Company's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Company must make in currencies other than the Russian ruble. The Company generally pays for non-Russian produced programming in U.S. dollars. As of September 30, 2015, the Company had U.S. dollar denominated contractual commitments for the acquisition of approximately $9.5 million of programming rights for the remainder of 2015. In addition, the Company expects to spend approximately $6.2 million for programming rights denominated in U.S. Dollar which is not committed as of September 30, 2015, and $7 million for other U.S. denominated expenses, mostly related to our costs in US level. Also, according to the 2015 Management Incentive Plan approved by the Company's BOD, the Company would be required for the payment of $10 million in cash bonuses to specified employees in connection

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

with a change in control (as described in Note 7, Stock-Based Compensation). As of September 30, 2015, U.S. dollar-denominated cash and cash deposits comprised approximately $84.3 million. In addition, in September, 2015, the Company has entered into foreign exchange forward agreement arrangement to purchase $20 million at exchange rate of RUR 66.96 rate to $1 in November, 2015 to reduce the foreign exchange risk with respect to the remaining future U.S. dollar-denominated payments.

        Also, as of September 30, 2015, the Company had U.S. dollar denominated contractual commitments for the acquisition of approximately $31.7 million in 2016 and $3.3 million in 2017.

        The prevailing exchange rate as of September 30, 2015 was RUR 66.2 to $1.00. If the exchange rate between the ruble and the U.S. dollar were further to depreciate, the revenues and operating results of the Company, as reported in U.S. dollars, would be adversely affected.

Purchase Commitments

        The table below summarizes information with respect to the Company's commitments as of September 30, 2015:

	Total	Through 2015	2016	2017	2018	2019	2020
	(in thousands)
Acquisition of programming rights	$106,012	$43,052	$58,651	$4,309	$—	$—	$—
Transmission and satellite fees	58,792	3,088	13,210	13,661	14,297	7,264	7,272
Leasehold obligations	21,339	1,028	4,187	4,744	3,790	3,970	3,620
Network affiliation agreements	6,030	373	1,579	1,619	1,699	371	389
Payments for intellectual rights	5,389	223	936	987	1,038	1,088	1,117
Other contractual obligations	12,735	964	2,657	2,223	2,318	2,415	2,158

Total	$210,297	$48,728	$81,220	$27,543	$23,142	$15,108	$14,556

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, the Company will incur additional costs. In March 2013, the Company entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will provide to CTC and Domashny all services required for the channels to broadcast their signals in digital format throughout Russia to approximately 140 million viewers once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014 and August 2015, the Company amended the agreements to specify service fees for 2014 to 2017 and cash payments for the period from 2014 to 2018. The Company's digital transmission expense related to broadcasting in the cities with populations more than 50,000 ("50+ coverage") will be approximately $3.2 million in 2015 and $4.0 million in 2016 for CTC and Domashny channels in the aggregate (2014: $3.0 million); the expense for 2017 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is indicated that this infrastructure will be put into operation in 2019. Starting in 2014, in addition to the transmission services in the 50+ coverage cities described above, the Company made

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

9. COMMITMENTS AND CONTINGENCIES (Continued)

advance payments of 444 million rubles or $6.7 million towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of September 30, 2015. In the aggregate, in accordance with our agreement with RTRS, the Company is required to advance approximately 311 million rubles in 2015, 145 million rubles in 2016, and 289 million rubles in 2017 and 2018, resulting in total advances of approximately 1,424 million rubles or $21.5 million by the end of 2018 (at an exchange rate of RUR 66.2 to $1.00 as of September 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

	Three months ended September 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$109,140	$333	$38,930	$538,891	$(1,648)	$(43,247)
Domashny Channel	26,100	27	7,978	88,687	(1,269)	(10,326)
Peretz Channel	15,108	2	125	117,436	(2,108)	(7,394)
Channel 31	5,226	21	1,185	19,870	(620)	(2,213)
All Other	2,993	21	(3,958)	93,181	(724)	(170)
Business segment results	$158,567	$404	$44,260	$858,065	$(6,369)	$(63,350)

Eliminations	—	(404)	—	(29,901)	—	—
Consolidated results	$158,567	$—	$44,260	$828,164	$(6,369)	$(63,350)

	Three months ended September 30, 2015
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$50,048	$119	$6,316	$322,040	$(860)	$(27,736)
Domashny Channel	12,071	20	995	58,609	(718)	(6,060)
Peretz Channel	7,425	1	222	44,436	(690)	(3,309)
Channel 31	3,553	—	103	14,246	(816)	(1,762)
All Other	4,149	17	(2,880)	125,494	(461)	(175)
Business segment results	$77,246	$157	$4,756	$564,825	$(3,545)	$(39,042)

Eliminations	—	(157)	—	(62,625)	—	—
Consolidated results	$77,246	$—	$4,756	$502,200	$(3,545)	$(39,042)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of U.S. dollars, except share and per share data)

10. SEGMENT INFORMATION (Continued)

	Nine months ended September 30, 2014
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$374,257	$991	$117,177	$538,891	$(5,730)	$(163,415)
Domashny Channel	82,051	81	19,823	88,687	(4,569)	(34,405)
Peretz Channel	50,966	6	2,479	117,436	(7,120)	(22,670)
Channel 31	13,761	67	1,673	19,870	(1,898)	(6,713)
All Other	8,091	66	(10,133)	93,181	(1,704)	(378)
Business segment results	$529,126	$1,211	$131,019	$858,065	$(21,021)	$(227,581)

Eliminations	—	(1,211)	—	(29,901)	—	—
Consolidated results	$529,126	$—	$131,019	$828,164	$(21,021)	$(227,581)

	Nine months ended September 30, 2015
	Operating revenue from external customers	Intersegment revenue	Operating income/ (loss)	Identifiable assets	Depreciation and amortization	Programming expenses
CTC Channel	$159,282	$404	$16,469	$322,040	$(2,775)	$(92,556)
Domashny Channel	41,658	78	5,336	58,609	(2,280)	(20,008)
Peretz Channel	24,138	10	2,448	44,436	(2,219)	(9,357)
Channel 31	12,233	—	269	14,246	(2,409)	(6,374)
All Other	11,352	51	(8,423)	125,494	(1,470)	(444)
Business segment results	$248,663	$543	$16,099	$564,825	$(11,153)	$(128,739)

Eliminations	—	(543)	—	(62,625)	—	—
Consolidated results	$248,663	$—	$16,099	$502,200	$(11,153)	$(128,739)

11. SUBSEQUENT EVENTS

        On October 21, 2015, the Company filed with the SEC a preliminary proxy statement in connection with a proposed special meeting of stockholders to approve the transaction with UTH and related matters, as well as a preliminary Schedule 13E-3.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2015. This discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 5, 2015 (the "2014 Annual Report") and our Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this quarterly report.

Executive Summary

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$158,567	$77,246	100%	100%	(51)%	(15)%

Including:
Advertising revenues	156,022	74,841	98%	97%	(52)%	(16)%

Total operating expenses	$(114,307)	$(72,490)	72%	94%	(37)%	10%

Including:
Direct operating expenses	(10,131)	(7,739)	6%	10%	(24)%	32%
Selling, general and administrative expenses	(33,816)	(22,111)	21%	29%	(35)%	15%
Programming expenses	(63,350)	(39,042)	40%	51%	(38)%	7%
Stock based compensation expense	(641)	(53)	0%	0%	(92)%	(86)%
Depreciation and amortization	(6,369)	(3,545)	4%	5%	(44)%	(3)%

Operating income	$44,260	$4,756	28%	6%	(89)%	(79)%

Foreign currency gain	1,159	1,445			25%	124%
Interest income, net	2,225	917			(59)%	(31)%
Other non-operating gains, net	65	79			22%	119%

Income before income tax	$47,709	$7,197	30%	9%	(85)%	(71)%

Income tax (expense)/ benefit	(14,724)	37,290			nm	nm

Consolidated net income	$32,985	$44,487	21%	58%	35%	127%

Less: Income attributable to noncontrolling interest	(1,390)	(327)			(76)%	(73)%

Net income attributable to CTC Media, Inc. stockholders	$31,595	$44,160	20%	57%	40%	138%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$529,126	$248,663	100%	100%	(53)%	(22)%

Including:
Advertising revenues	523,080	242,135	99%	97%	(54)%	(23)%

Total operating expenses	$(398,107)	$(232,564)	75%	94%	(42)%	(3)%

Including:
Direct operating expenses	(34,743)	(24,203)	7%	10%	(30)%	16%
Selling, general and administrative expenses	(114,376)	(67,470)	22%	27%	(41)%	(2)%
Programming expenses	(227,581)	(128,739)	43%	52%	(43)%	(6)%
Stock based compensation expense	(386)	(999)	0%	0%	159%	313%
Depreciation and amortization	(21,021)	(11,153)	4%	4%	(47)%	(12)%

Operating income	$131,019	$16,099	25%	6%	(88)%	(79)%

Foreign currency gains (loss)	(3,546)	1,817			(151)%	(199)%
Interest income, net	8,303	4,124			(50)%	(18)%
Other non-operating loss, net	(1,196)	(197)			(84)%	(77)%

Income before income tax	$134,580	$21,843	25%	9%	(84)%	(86)%

Income tax (expense)/ benefit	(41,906)	36,262			(187)%	(247)%

Consolidated net income	$92,674	$58,105	18%	23%	(37)%	(55)%

Less: Income attributable to noncontrolling interest	(3,202)	(832)			(74)%	(65)%

Net income attributable to CTC Media, Inc. stockholders	$89,472	$57,273	17%	23%	(36)%	9%

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

        In the nine months ended September 30, 2015, our results of operations were significantly impacted by the depreciation in the value of the Russian ruble and the value of the Kazakh tenge, as compared to the U.S. dollar. In the three and nine months ended September 30, 2015, the Russian ruble depreciated against the US dollar by 16% and 15%, respectively, and was on average 43% and 40% lower than the average value of the Russian ruble compared to the US dollar during the three and nine months ended September 30, 2014, respectively. In the three and nine months ended September 30, 2015 the value of the Kazakh tenge depreciated against the U.S. dollar by 31% and 33%, respectively, and was on average 16% and 9% lower than the average value of the Kazakh tenge as compared to the three and nine months ended September 30, 2014.

        Should the Russian ruble or the Kazakh tenge further depreciate against the U.S. dollar in future periods, our revenues and operating results for future periods, as reported in U.S. dollars, will be adversely affected. See "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Revenues

        Our total operating revenues decreased by 51% in US dollar terms and 15% in ruble terms when comparing the three-month periods under review and decreased by 53% in US dollar terms and 22% in ruble terms when comparing the nine-month periods under review. In ruble terms, the decrease in revenues primarily reflects the estimated decrease in the Russian television advertising market of 13% and lower year-on-year target audience share of CTC channel in two periods under review, partially offset by our ability to command favorable advertising prices for our target audiences, higher target audience share of Domashny channel in the first nine months of 2015, as well as increased revenues from our other businesses.

        The estimated decreases in the Russian television advertising market by 13% and 19% in the three-and nine-month periods under review was primarily due to significant economic instability in Russia, including depreciation of the Russian ruble. The decrease in the Russian television advertising market may not be indicative of the market dynamic that can be expected for 2015 as a whole.

        We are cautious about the potential further negative impact that continuing economic and political instability, potentially including continued or additional international economic sanctions, could have on television advertising spending in the remainder of 2015 and future periods. If overall spending by the largest multinational advertisers, or large domestic advertisers, in the Russian television advertising market falls substantially, our advertising revenues may be further significantly reduced, materially adversely affecting our results of operations for 2015 and in medium term. See "Item 1A. Risk Factors—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate."

        The table below provides certain key statistics about the CTC, Domashny, Peretz and Channel 31 television channels:

  Audience shares:

	Average target audience share		Average All 4+ audience share*		Average target audience share		Average All 4+ audience share*
	Three months ended September 30,				Nine months ended September 30,
	2014	2015	2014	2015	2014	2015	2014	2015
CTC (Russia)	10.3	8.7	6.0	5.0	10.4	8.1	6.0	4.8
Domashny (Russia)	3.7	3.6	2.6	2.7	3.4	3.6	2.4	2.7
Peretz (Russia)	2.1	2.0	1.6	1.5	2.1	2.0	1.7	1.5
Channel 31 (Kazakhstan)	14.9	12.4	13.4	10.9	13.4	13.3	12.2	12.0

*
All 6+ for Channel 31 in Kazakhstan

        Our Russian channels' target audience shares were affected by overall audience fragmentation and increased competition during the periods under review. All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and niche TV channel viewership in the "All 4+" category, which increased from 17.2% in 2013 to 18.4% in 2014 and 21.0% in the nine months ended September 30, 2015.

        CTC channel's average target audience share among 10 to 45 year-old viewers decreased year-on-year in the third quarter of 2015 from 10.3% to 8.7% and from 10.4% to 8.1% when comparing the nine-month periods under review, primarily reflecting the increased competition from other channels and the effect of audience fragmentation (discussed above) and the deferred launches of the channel's premiers.

        Domashny channel's target audience share among 25-59 year-old female viewers was 3.7% and 3.6% in the third quarter of 2014 and 2015, respectively, and increased from 3.4% to 3.6% when comparing the nine-month periods under review, reflecting the qualitative structural changes in the programming grid following the channel's restyling, and the success of content in daytime slots and weekend, partially offset by the effect of audience fragmentation and increased competition from other channels during the third quarter of 2015. Domashny channel is continuing to grow its core female audience segment and enhance the commercial attractiveness of its demographic profile.

        Peretz channel's target audience share among 25 to 49 year-old viewers was 2.1% and 2.0% in the three- and nine months ended September 30, 2014 and 2015. The must-carry provisions of new legislation governing cable and satellite operators re-broadcasting of the first and the second multiplex channels contributed to the quarter-on-quarter decline of Peretz's target audience share. Effective November 2015, as a result of the Company's strategic review of the channel's positioning towards target audience and advertisers, the company will launch "Che", a brand new channel, that will use the frequency band currently used by Peretz. The rebranding will be accompanied by changes in the programming lineup, including launches of new formats.

        Channel 31's target audience share among 6 to 54 year-old viewers decreased year-on-year in the third quarter of 2015 from 14.9% to 12.4% and decreased from 13.4% to 13.3% when comparing the nine-month periods under review reflecting increased competition from Kazakh channels that broadcast mainly in the Kazakh language and increased audience fragmentation.

Expenses

        Our total operating expenses decreased by 37% year-on-year in US dollar terms and increased by 10% in ruble terms when comparing the three-month periods under review, and decreased by 42% year-on-year in US dollar terms and 3% in ruble terms when comparing the nine-month periods under review, of which increases of 4 percentage points ("pp") related to programming expenses and selling general and administrative expenses in the three-month periods under review, and a decrease of 3pp in programming expenses in the nine-month period under review (discussed below).

        Direct operating expenses decreased by 24% year-on-year in US dollar and increased by 32% in ruble terms when comparing the three-month periods under review, and decreased by 30% year-on-year in US dollar and increased by 16% in ruble terms when comparing the nine-month periods under review, largely as a result of 24 pp and 12 pp increases in ruble terms in transmission costs for the three- and nine-month periods under review, respectively, reflecting increased digital transmission expenses in connection with the roll-out plan of the second multiplex (see—Transition to digital broadcasting below), transmission costs for our new channel CTC Love launched in the second half of 2014 and annual raises in analog transmission costs, and 7 pp and 4 pp increases in ruble terms in salaries and benefits costs in the three- and nine-month periods under review, respectively, mainly reflecting increased payroll taxes starting from 2015 as the result of changes in Russian tax legislation.

        Selling, general and administrative expenses decreased by 35% year-on-year in US dollar terms and increased by 15% in ruble terms when comparing the three-month periods under review, largely as a result of a 14 pp increase in legal and consulting expenses in response to the amendment to the Russian Mass Media Law, and joint effect of 5pp decrease in compensation payable to Video International due to declined revenues and increases in other costs due to annual raises; and decreased by 41% year-on-year in US dollar terms and 2% in ruble terms when comparing the nine-month periods under review, primarily due to a 13 pp decrease in compensation payable to Video International (discussed above), partially offset by a 7 pp increase in legal and consulting expenses in response to the amendment to the Russian Mass Media Law and other increases due to annual raises.

        Programming expenses decreased by 38% year-on-year in US dollar terms and increased by 7% in ruble terms when comparing the three-month periods under review, reflecting more expensive programming mix at CTC channel in response to increased competition from other channels connected with early start of new fall season, partially offset by lower spending at Peretz Channel, and decreased by 43% year-on-year in US dollar terms and 6% in ruble terms when comparing the nine-month periods under review, reflecting a more efficient programming grid at our Russian channels to address current market conditions. We expect our programming expenses in ruble terms will be lower for the full year as compared to the prior year.

        Stock-based compensation expenses increased by approximately $ 0.6 million when comparing the nine-month periods under review, primarily due to the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date, partially offset by employees departures. When comparing the three-month periods under review, stock-based compensation decreased by $0.6 million due to employees departures. See also "—The 2013 Equity Incentive Plan" below.

        In addition, in April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified senior executives in connection with a change in control. See also "—The 2015 Management Incentive Plan" below.

        Due to the reasons discussed above our operating income decreased by 89% in US dollar terms and 79% in ruble terms from $44.3 million to $4.8 million when comparing the three months ended September 30, 2014 and 2015 and decreased by 88% in US dollar terms and 79% in ruble terms from $131.0 million to $16.1 million when comparing the nine months ended September 30, 2014 and 2015.

        Foreign currency gains of $ 1.4 and $ 1.8 million for the three- and nine- months ended September 30, 2015, respectively, represent gains from our dollar-denominated deposits.

        Net interest income decreased by 59% year-on-year in US dollar terms and 31% in ruble terms for the three-month periods under review and decreased by 50% year-on-year in US dollar terms and 18% in ruble terms for the nine-month periods under review, primarily reflecting decrease in average deposit balances in the periods under review.

        Income tax expense. In the three-and nine months ended September 30, 2015, our income tax position was significantly affected by the one-off recognition of $40.2 million of deferred tax benefit resulting from the remeasurement of our deferred tax liability in respect of unremitted earnings of our Russian and Kazakh subsidiaries. This remeasurement was triggered by a change in our expectations for the US tax position due to expected sale transaction outlined in the Framework Agreement with UTH concluded in September 2015. Based on the terms of the Framework Agreement, we plan to distribute substantially all of the outstanding cash of our subsidiaries to CTC Media, Inc; this distribution is expected to be tax free in the US due to significant amount of foreign tax credits available to offset US income tax. Further, it is estimated that the potential sale of a 75% interest in the group's Russian and Kazakh business and subsequent merger transaction would not result in US income tax to us, based on the sale price outlined in the Framework Agreement and available foreign tax credits. Accordingly, we have reflected change in our tax position in the third quarter of 2015.

        Net of the effect of the one-off tax benefit described above, our effective income tax rate was 31% and 40% in the three months ended September 30, 2014 and 2015, respectively, and 31% and 18% in the nine-month periods ended September 30, 2014 and 2015, respectively. The decrease in our effective income tax rate (as adjusted for the one-off tax benefit described above) in the nine-month periods under review was primarily due to a refund of income tax confirmed and reclaimed from the Russian tax authorities based on our interpretation of certain positions taken in our historical income tax filings in the first quarter of 2015. Excluding this effect, our effective tax rate would have been 43% and 33% for the three- and nine- months ended September 30, 2015, which, compared with the same periods in 2014 primarily reflects the increase in the forecast amount of non-deductible stock-based compensation expense as a percentage of pre-tax income for full year 2015.

Key Factors Affecting Our Results of Operations

        Update on the Mass Media Law and Our Proposed Corporate Transactions—As previously announced, an amendment to the Russian Mass Media Law adopted in October 2014 will generally limit the aggregate foreign (non-Russian) beneficial ownership or control, direct or indirect, of Russian mass media, including television broadcasters, to no more than 20%. No amendments to or waivers from the Mass Media Law have been approved to date and therefore all mass media, including CTC Media's Russian broadcasting businesses, will be required to comply with these ownership and control limitations by January 1, 2016 (subject to a one-year grace period for offshore intermediate holding structures ultimately owned and controlled by Russian individuals or companies). The adoption of the Mass Media Law creates significant uncertainty for us and our stockholders. The Board of Directors, its Special Committee and our management team are continuing to work with external legal, financial and tax advisors to evaluate and implement an appropriate response that achieves compliance with the new law while safeguarding the interest of all stockholders.

        In the context of these legal developments in Russia, on September 24, 2015, we entered into a Framework Agreement with UTV-Management LLC, an affiliate of UTH Russia (together, "UTH"). Pursuant to the agreement, UTH would acquire a 75% interest in CTC Investments, our wholly owned subsidiary that holds all of CTC Media's operating businesses, for approximately $200.5 million in cash, subject to agreed holdbacks and adjustments. For further information, see "Special Note Regarding the Russian Mass Media Law and Our Proposed Corporate Transactions."

        If we are not able to close the proposed sale to UTH, or if the our stockholders do not approve such transaction, we may not be able to consummate another sale transaction, or implement an alternative transaction, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the amended Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect the our business and the market value of our common stock. See "Special Note Regarding the Russian Mass Media Law and Our Proposed Corporate Transactions" and also "Item 1A. Risk Factors—"If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

        Economic environment—Our results of operations are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, our ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. In 2014 and the nine months ended September 30, 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp fluctuations of interest rates and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        In December 2014, in response to the weakening ruble, Russia's Central Bank increased its main lending rate from 10.5% to 17%. The rate was reduced by 6% in 2015 and equals to 11.0% as of September 30, 2015. In the beginning of 2014, the lending rate was 5.5%. On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk"

status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB–. The outlook for long-term ratings is considered negative. In April 2015, S&P affirmed its 'BB+/B' long- and short-term foreign currency sovereign credit ratings and its 'BBB–/A-3' long- and short-term local currency sovereign credit ratings on Russia. The outlook remained negative. On February 20, 2015, Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime-3 (P-3). The rating outlook is negative. In July 2015, Fitch Ratings affirmed its investment-grade rating for Russia, while maintaining its negative outlook for the nation. Fitch maintained the triple-B-minus rating, on the brink of junk status. That rating has been in place since a one-notch downgrade in January. Further falls in the oil price or deterioration of the geopolitical situation may lead to further depreciation of the ruble and may lead to the Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current economic instability and any potential further deterioration in the Russian economy, total television advertising spending in Russia was adversely affected in the first nine months of 2015 and may be adversely affected in 2015 and medium term, which, in turn, would materially adversely affect our operating results. Third party reports have estimated that total Russian TV advertising spending may decline by roughly 17% for the full year 2015. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—We derive almost all of our revenues from the sale of advertising, which is sensitive to broader economic conditions. Our revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which we operate".

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

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. We place CTC's advertising on the basis of our ratings in CTC's target audience, the 10-45 year-old demographic; Domashny's advertising on the basis of our ratings in Domashny's target audience, 25-59 year-old female viewers; and Peretz's advertising on the basis of our ratings in Peretz's target audience, 25-49 year-old viewers. (and Che will be targeting the All 25-49 audience with a principal focus on 30-40) While we undertake all necessary steps to maximize the audience numbers and desirable demographics that we deliver to advertisers, there is currently strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

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

        In March 2013, we entered into 10-year transmission agreements with RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014 and August 2015, we amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). Our digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $3.2 million in 2015 and $4.0 million in 2016 for our CTC and Domashny channels in aggregate (2014: $3.0 million); the expense for 2017 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year.

        In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is expected that this infrastructure will be put into operation in 2019. Starting from 2014, in addition to the transmission services in the 50+ coverage cities described above, we made advance payments of 444 million rubles or $6.7 million towards the construction of the digital infrastructure in the 50– coverage regions for CTC and Domashny channels as of September 30, 2015. In aggregate we expect to advance approximately 311 million rubles in 2015, 145 million rubles in 2016, and 289 million rubles in 2017 and 2018, resulting in total advances of approximately 1,424 million rubles or $21.5 million by the end of 2018 (at an exchange rate of RUR 66.2 to $1.00 as of September 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

        We cannot guarantee that our Peretz channel (starting from November 2015—"Che") will be able to compete effectively if it is not included in the third multiplex. With respect to the third multiplex, it is unclear what requirements the channels will be required to meet in order to be included in that multiplex.

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

        The 2015 Management Incentive Plan—In April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses to specified senior executives in connection with a change in control, defined as (i) any consolidation or merger of our company with or into any other company or other entity or person, or any corporate reorganization or share exchange or sale transaction, in which the stockholders of our company immediately prior to such consolidation, merger, reorganization or share exchange transaction own, directly or indirectly, less than 50% of the voting power of our company or the surviving entity in such transaction immediately after such consolidation, merger, reorganization or share exchange transaction; or any transaction or series of related transactions to which our company is a party in which in excess of 50% of our company's voting power is transferred; (ii) a sale by our company of assets representing more than fifty percent (50%) of its Russian operating businesses; (iii) a resolution of our Board to liquidate and wind up our company; or (iv) a termination of the listing of our company's common stock on the Nasdaq Global Select Market or Nasdaq Global Market. According to the 2015 Management Incentive Plan, approved by the Company's BOD, the Company would be required for the payment of $10 million, of which $6 million will be payable by the Company in connection with the closing of change in control event, and $4 million will be payable by the Company's operating companies based on continued employment with the CTC group. Each participant is eligible to receive a portion of this pool, provided that such participant remains employed by our group on the date such change in control event occurs. Any RSUs held by such participants, whether then vested or exercisable, terminate immediately prior to payment under the plan.

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

  •
  Domashny channel.  Domashny channel's principal target audience is 25-59 year-old female viewers. Domashny's technical penetration is 91.4%. Domashny channel manages 51 owned-and-operated stations and repeater transmitters that provide 49.2% technical penetration for the Domashny channel (or 53.9% of its total penetration of 91.4%) and has arrangements with independent affiliate stations that provide 42.2% technical penetration (or 46.1% of its total penetration of 91.4%).

  •
  Peretz channel.  Peretz channel's principal target audience is 25-49 year-old viewers. Peretz's technical penetration is 87.6%. Peretz channel manages 62 owned-and-operated stations and repeater transmitters that provide 54.3% technical penetration (or 62.0% of its total penetration of 87.6%) and has arrangements with independent affiliate stations that provide 33.3% technical penetration (or 38.0% of its total penetration of 87.6%). In November, we launch the new Che Channel, which will use the frequency band currently used by Peretz. Che will be targeting the All 25-49 audience with a principal focus on 30-40. Channel programming will include projects focused on men's interests and hobbies, manly occupations, sports broadcasts, as well as popular science shows, quality feature films and Russian and international TV series.

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

        We launched our fourth Russian television channel CTC Love in April 2014, targeting the 11-34 year-old audience with penetration of approximately 61.6% through cable and satellite in cities with populations of more than 100,000. In September 2014, TNS Russia started measuring the audience of CTC Love, and its target audience share reached 1.2% and 1.0% during the three and nine months ended September 30, 2015, respectively.

Comparison of Consolidated Results of Operations for the three- and nine-month periods ending September 30, 2014 and 2015

        The following table presents our revenues and operating income for three- and nine-month periods ending September 30, 2014 and 2015 by segments:

	Three months ended September 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$109,140	$50,048	(54)%	(20)%
Domashny Channel	26,100	12,071	(54)%	(19)%
Peretz Channel	15,108	7,425	(51)%	(14)%
Channel 31	5,226	3,553	(32)%	(17)%
All Other	2,993	4,149	39%	141%

Total	$158,567	$77,246	(51)%	(15)%

	Nine months ended September 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Total operating revenues
CTC Channel	$374,257	$159,282	(57)%	(29)%
Domashny Channel	82,051	41,658	(49)%	(16)%
Peretz Channel	50,966	24,138	(53)%	(21)%
Channel 31	13,761	12,233	(11)%	(3)%
All Other	8,091	11,352	40%	134%

Total	$529,126	$248,663	(53)%	(22)%

	Three months ended September 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$38,930	$6,316	(84)%	(70)%
Domashny Channel	7,978	995	(88)%	(76)%
Peretz Channel	125	222	78%	173%
Channel 31	1,185	103	(91)%	(80)%
All Other	(3,958)	(2,880)	27%	(33)%

Total	$44,260	$4,756	(89)%	(79)%

	Nine months ended September 30,		Change period-to-period
	2014	2015	2015 to 2014
	(in thousands)		% USD	% RUR
Operating income/(loss)
CTC Channel	$117,177	$16,469	(86)%	(76)%
Domashny Channel	19,823	5,336	(73)%	(54)%
Peretz Channel	2,479	2,448	(1)%	62%
Channel 31	1,673	269	(84)%	(76)%
All Other	(10,133)	(8,423)	17%	(46)%

Total	$131,019	$16,099	(88)%	(79)%

*
for Channel 31 period-to-period changes are shown in Kazakh tenge terms, %

        All Other.    All other revenues primarily represent revenues from the CTC-International, digital media businesses and our new channel CTC Love; all other operating loss primarily represents expenses of our corporate headquarters, operating results of CTC-International, digital media businesses and CTC Love.

  CTC Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$109,140	$50,048	100%	100%	(54)%	(20)%

Including:
Advertising revenues	107,946	49,801	99%	100%	(54)%	(19)%

Total operating expenses	$(70,210)	$(43,732)	64%	87%	(38)%	8%

Including:
Direct operating expenses	(3,970)	(3,064)	4%	6%	(23)%	34%
Selling, general and administrative expenses	(21,345)	(12,072)	20%	24%	(43)%	(1)%
Programming expenses	(43,247)	(27,736)	40%	55%	(36)%	11%
Depreciation and amortization	(1,648)	(860)	2%	2%	(48)%	(9)%

Operating income	$38,930	$6,316	36%	13%	(84)%	(70)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$374,257	$159,282	100%	100%	(57)%	(29)%

Including:
Advertising revenues	372,451	158,647	100%	100%	(57)%	(29)%

Total operating expenses	$(257,080)	$(142,813)	69%	90%	(44)%	(7)%

Including:
Direct operating expenses	(14,082)	(9,514)	4%	6%	(32)%	13%
Selling, general and administrative expenses	(73,853)	(37,968)	20%	24%	(49)%	(15)%
Programming expenses	(163,415)	(92,556)	44%	58%	(43)%	(6)%
Depreciation and amortization	(5,730)	(2,775)	2%	2%	(52)%	(19)%

Operating income	$117,177	$16,469	31%	10%	(86)%	(76)%

Revenues

        Advertising revenues of CTC channel decreased by 19% and 29% in ruble terms when comparing the three- and nine-month periods under review, respectively, largely reflecting 16% and 22% decreases in the channel's target audience share, respectively, and the estimated decrease in the overall Russian television advertising market of 13% and 19% in two periods under review, respectively, partially offset by our ability to command favorable advertising prices for our target audience and by increase in sponsorship revenues due to higher volume of locally produced content attractive for sponsorship projects. The decrease in target audience share over the periods under review was primarily due to the increased competition from other channels and the effect of audience fragmentation (discussed above).

        All larger national free-to-air TV channels in Russia were negatively impacted by increased competition from smaller non-free-to-air and local TV channels viewership among 10 to 45 year-olds, which increased from 18.6% in 2013 to 20.0% in 2014 and 23.4% in the nine months ended September 30, 2015. See "Item 1A. Risk Factors—A reduction in our audience shares and ratings would likely result in a reduction in our advertising revenues".

Expenses

        Total operating expenses of CTC channel increased by 8% in ruble terms when comparing the three-month periods under review, of which increases of 7 pp related to programming expenses (discussed below), and 2 pp related to direct operating expenses (discussed below), and decreased by 7% in ruble terms when comparing the nine-month periods under review, of which decreases of 4 pp related to programming expenses (discussed below) and 4 pp related to selling, general and administrative expenses (discussed below),

        Direct operating expenses of CTC channel as a percentage of this segment's total operating revenues remained approximately flat at 4% and 6% in the three- and nine-month periods under review. In ruble terms, direct operating expenses increased by 34% and 13%, when comparing the three- and nine-month periods under review, of which 26 pp and 9 pp related to our digital transmission expenses in connection with the roll-out plan of the second multiplex, and 9 pp and 5 pp related to salaries and benefit costs reflecting increased payroll taxes starting from 2015 as the result of changes in Russian tax legislation.

        Selling, general and administrative expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 20% to 24% when comparing the three- and nine-month periods under review, primarily due to decreased channel revenues. In ruble terms, selling general and administrative expenses decreased by 1% and 15% in the three- and nine-month periods under review, respectively, of which 7 pp and 18 pp, respectively, related to decreases in compensation payable to Video International, reflecting decreased channel national advertising revenues. In addition, when comparing the three-month periods under review, decrease of selling general and administrative expenses was partially offset by a 6pp increase in advertising and promotions expenses, reflecting the timing of advertising campaigns at CTC channel.

        Programming expenses of the CTC channel as a percentage of this segment's total operating revenues increased from 40% to 55% and from 44% to 58% when comparing the three- and nine-month periods under review, respectively, primarily due to decreased channel revenues. In ruble terms, programming expenses increased by 11% in the three-month periods under review, primarily due to increases in volume of locally-produced premium Russian series and Russian shows, slightly offset by airing less foreign content. In addition, programming expenses were down by 6% in the nine-month periods under review, primarily due to a more efficient programming grid in daytime slots to address revenue decrease.

        Depreciation and amortization expenses of CTC channel as a percentage of this segment's total operating revenues remains at 2%, when comparing the both periods under review. In ruble terms, depreciation and amortization expenses decreased by 9% when comparing the three-month periods under review, primarily due to full amortization of fixed assets, and decreased by 19% when comparing the nine-month periods under review, primarily reflecting decrease in amortization of analog broadcasting licenses and cable network connections as the result of change in our estimate of their remaining economic lives in the second quarter of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

Domashny Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$26,100	$12,071	100%	100%	(54)%	(19)%

Including:
Advertising revenues	25,992	11,975	100%	99%	(54)%	(20)%

Total operating expenses	$(18,122)	$(11,076)	69%	92%	(39)%	6%

Including:
Direct operating expenses	(2,156)	(1,811)	8%	15%	(16)%	45%
Selling, general and administrative expenses	(4,371)	(2,487)	17%	21%	(43)%	1%
Programming expenses	(10,326)	(6,060)	40%	50%	(41)%	1%
Depreciation and amortization	(1,269)	(718)	5%	6%	(43)%	(2)%

Operating income	$7,978	$995	31%	8%	(88)%	(76)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$82,051	$41,658	100%	100%	(49)%	(16)%

Including:
Advertising revenues	81,641	41,314	100%	99%	(49)%	(16)%

Total operating expenses	$(62,228)	$(36,322)	76%	87%	(42)%	(3)%

Including:
Direct operating expenses	(8,462)	(5,700)	10%	14%	(33)%	12%
Selling, general and administrative expenses	(14,792)	(8,334)	18%	20%	(44)%	(6)%
Programming expenses	(34,405)	(20,008)	42%	48%	(42)%	(4)%
Depreciation and amortization	(4,569)	(2,280)	6%	5%	(50)%	(17)%

Operating income	$19,823	$5,336	24%	13%	(73)%	(54)%

Revenues

        Advertising revenues of the Domashny channel decreased by 20% and 16% in ruble terms when comparing the three- and nine-month periods under review, respectively, largely reflecting the estimated decrease in the overall Russian television advertising market of 13% and 19% in ruble terms in two periods under review, respectively, and 4% decrease in target audience share in the three-month period under review, primarily due to the effect of audience fragmentation and increased competition from other channels in connection with early start of new fall season. When comparing the nine-month periods under review the target audience share increased by 6%, reflecting the changes in the programming schedule and the success of the programming in daytime and primetime slot in the first half of 2015. Domashny channel is continuing to work to strengthen its demographic profile and to grow its core female audience segment.

Expenses

        Total operating expenses of Domashny channel increased by 6% in ruble terms, when comparing the three-month period under review, largely due to the increase of 5pp in direct operating expenses (discussed below), and decreased by 3% in ruble terms, when comparing the nine-month period under review, mainly due to 2pp decrease related to programming expenses (discussed below).

        Direct operating expenses of Domashny channel as a percentage of this segment's total operating revenues increased from 8% to 15% and 10% to 14% when comparing the three- and nine-month periods under review, respectively. In ruble terms, direct operating expenses increased by 45% and 12% in the three- and nine-month period under review, respectively, of which 51pp and 16 pp related to the increase in digital transmission costs in connection with the roll-out plan of the second multiplex (see "—Transition to digital broadcasting" above), partially offset by 5pp and 3pp decrease related to other direct expenses due to decreased amount of royalty costs in line with decreased revenues in the three- and nine-month period under review, respectively.

        Selling, general and administrative expenses of Domashny channel as a percentage of this segment's total operating revenues increased from 17% to 21% and from 18% to 20% when comparing the three- and nine-month periods under review. In ruble terms, selling, general and administrative expenses increased by 1% in the three-month periods under review, reflecting a joint effect of a 8pp increase related to timing in advertising and promotion expenses, and a 5pp decreases in compensation fees payable to Video International, reflecting decreased channel national advertising revenues. In addition, selling, general and administrative expenses decreased by 6% in ruble terms in the nine-month periods under review, of which 10pp decrease in compensation payable to Video International (discussed above) and 3pp increases related to timing in advertising and promotion expenses.

        Programming expenses of the Domashny channel as a percentage of this segment's total operating revenues increased from 40% to 50% and from 42% to 48% when comparing the three- and nine-month periods under review, respectively, primarily due to decreased channel revenues. In ruble terms, programming expenses increased by 1% when comparing the three-month periods under review, reflecting decreased volume of foreign content, partially offset by increased volume of Russian series and Russian movies to support Domashny's target audience share, and decreased by 4% in ruble terms in the nine-month periods under review, reflecting a more efficient programming grid in daytime slots to address revenue decrease.

Peretz Channel

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$15,108	$7,425	100%	100%	(51)%	(14)%

Including:
Advertising revenues	15,107	7,172	100%	97%	(53)%	(17)%

Total operating expenses	$(14,983)	$(7,203)	99%	97%	(52)%	(17)%

Including:
Direct operating expenses	(2,452)	(1,488)	16%	20%	(39)%	5%
Selling, general and administrative expenses	(3,029)	(1,716)	20%	23%	(43)%	(1)%
Programming expenses	(7,394)	(3,309)	49%	45%	(55)%	(23)%
Depreciation and amortization	(2,108)	(690)	14%	9%	(67)%	(43)%

Operating income (loss)	$125	$222	1%	3%	78%	173%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Total operating revenues	$50,966	$24,138	100%	100%	(53)%	(21)%

Including:
Advertising revenues	50,778	23,812	100%	99%	(53)%	(22)%

Total operating expenses	$(48,487)	$(21,690)	95%	90%	(55)%	(26)%

Including:
Direct operating expenses	(7,462)	(4,679)	15%	19%	(37)%	4%
Selling, general and administrative expenses	(11,235)	(5,435)	22%	23%	(52)%	(20)%
Programming expenses	(22,670)	(9,357)	44%	39%	(59)%	(32)%
Depreciation and amortization	(7,120)	(2,219)	14%	9%	(69)%	(48)%

Operating income	$2,479	$2,448	5%	10%	(1)%	62%

Revenues

        Advertising revenues of the Peretz channel decreased by 17% and 22% in ruble terms when comparing the three- and nine-month periods under review, respectively, largely reflecting the estimated decrease in the overall Russian television advertising market of 13% and 19% in ruble terms in two periods under review, respectively, and the decrease in a target audience share by 3% and 4%, respectively, reflecting the must-carry provisions of new legislation governing cable and satellite operators re-broadcasting of the first and the second multiplex channels.

Expenses

        Total operating expenses of the Peretz channel decreased by 17% and 26% in ruble terms when comparing the three- and nine-month periods under review, respectively, reflecting decreases of 11pp and 15pp in programming expenses (discussed below), decreases of 6pp and 7pp in depreciation and amortization expenses (discussed below), respectively, and decreases of 5 pp in selling, general and administrative expenses, when comparing the nine-month periods under review (discussed below).

        Direct operating expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 16% to 20% and from 15% to 19% when comparing the three- and nine-month periods under review, respectively. In ruble terms, direct operating expenses increased by 5% and 4% in the three-and nine-month periods under review, respectively, primarily due to 3pp and 4pp increases in transmission and maintenance expenses as the result of annual raises in transmission costs.

        Selling, general and administrative expenses of Peretz channel as a percentage of this segment's total operating revenues increased from 20% to 23%, when comparing the three-month periods under review, and decreased by 1% in ruble terms, of which decreases of 5pp, related to decreases in compensation payable to Video International, reflecting decreased channel national advertising revenues, partially offset by increase of 2pp in salaries and benefits costs, reflecting increased payroll taxes starting from 2015 as the result of changes in Russian tax legislation, and 2 pp increases in research and consulting expenses due to brand loyalty research for the new brand—«Che». When comparing the nine-month periods under review, selling, general and administrative expenses increased as a percentage of this segment's total operating revenues from 22% to 23% and decreased in ruble terms by 20%, reflecting the joint effect of a 8pp decrease in advertising and promotion expenses due to the timing of advertising campaigns which were planned for the fourth quarter of 2015 following the launch of the channel's restyling in November 2015, and decrease of 13pp in compensation fee payable to Video International (discussed above).

        Programming expenses of the Peretz channel as a percentage of this segment's total operating revenues decreased from 49% to 45% and from 44% to 39%, when comparing the three- and nine-month periods under review, respectively. In ruble terms, programming expenses decreased by 23% and 32% when comparing the three- and nine-month periods under review, respectively, primarily due to airing of less expensive Russian content to address revenue decrease.

        Depreciation and amortization expenses of Peretz channel as a percentage of this segment's total operating revenues decreased from 14% to 9%, when comparing the both periods under review. In ruble terms, depreciation and amortization expenses decreased by 43% and 48% when comparing the three- and nine-month periods under review, respectively, primarily reflecting decrease in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives in the second half of 2014. The estimated useful lives of our analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require us to revise amortization expense on a prospective basis.

Channel 31

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$5,226	$3,553	100%	100%	(32)%	(17)%

Including:
Advertising revenues	4,970	3,340	95%	94%	(33)%	(18)%

Total operating expenses	$(4,041)	$(3,450)	77%	97%	(15)%	1%

Including:
Direct operating expenses	(367)	(286)	7%	8%	(22)%	(9)%
Selling, general and administrative expenses	(841)	(586)	16%	16%	(30)%	(18)%
Programming expenses	(2,213)	(1,762)	42%	50%	(20)%	(5)%
Depreciation and amortization	(620)	(816)	12%	23%	32%	57%

Operating income	$1,185	$103	23%	3%	(91)%	(80)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% KZT
Total operating revenues	$13,761	$12,233	100%	100%	(11)%	(3)%

Including:
Advertising revenues	13,092	11,393	95%	93%	(13)%	(5)%

Total operating expenses	$(12,088)	$(11,964)	88%	98%	(1)%	7%

Including:
Direct operating expenses	(1,006)	(946)	7%	8%	(6)%	1%
Selling, general and administrative expenses	(2,471)	(2,235)	18%	18%	(10)%	(2)%
Programming expenses	(6,713)	(6,374)	49%	52%	(5)%	3%
Depreciation and amortization	(1,898)	(2,409)	14%	20%	27%	40%

Operating income	$1,673	$269	12%	2%	(84)%	(76)%

        The functional currency of Channel 31 is the Kazakh tenge, and our reporting currency is the U.S. dollar. As a result, we translate our results of operations into U.S. dollars using the current rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are translated at monthly average rates of exchange. In the nine months ended September 30, 2015, the value of the Kazakh tenge depreciated by 33% against the U.S. dollar and was on average 9% lower than the average value of the Kazakh tenge as compared to the nine months ended September 30, 2014.

Revenues

        Advertising revenues of Channel 31 decreased by 18% and 5% in Kazakh tenge terms when comparing the three- and nine-month periods under review, principally due to a 17% and 1% decrease in target audience share as a result of increased competition from smaller niche and non-free-to-air channels as the result of strengthening of the Kazakh law on local-language programming in two periods under review, respectively, and due to 11% and 4% decrease in the estimated overall television advertising market in Kazakhstan in three- and nine month periods under review, which was partially offset by our ability to command favorable advertising prices for our target audience in three-months period under review.

Expenses

        Total operating expenses of Channel 31 increased by 1% in Kazakh tenge terms in the three-month periods under review, reflecting a joint effect of 9pp increase in depreciation and amortization expenses (discussed below), 4pp decrease in selling, general and administrative expenses (discussed below) and 3pp decrease in programming expenses, and increased by 7% in Kazakh tenge terms in the nine-month periods under review, of which 6pp related to increase in depreciation and amortization expenses (discussed below) and 2pp related to increased programming expenses (discussed below).

        Direct operating expenses of Channel 31 as a percentage of this segment's total operating revenues remained approximately flat at 8% when comparing the three- and nine-month periods under review. In Kazakh tenge terms, direct operating expenses decreased by 9% in the three-month periods under review, primarily reflecting a 4pp savings in transmission costs related to internet broadcasting and 6pp decrease in other direct operating expenses, primarily due to decreased royalty as a result of decline in advertising revenue, and increased by 1% in the nine-month periods under review, of which a 4pp increase related to salaries and benefits costs, reflecting annual raises, offset by a 4pp decrease in other direct operating costs (discussed above).

        Selling, general and administrative expenses of Channel 31, as a percentage of this segment's total operating revenues, remained flat at 16% and 18% when comparing the three- and nine-month periods under review. In Kazakh tenge terms, selling, general and administrative expenses decreased by 18% and 2% when comparing the three- and nine-month periods under review, of which a 12pp and 2pp decrease related to salaries and benefits costs, in two periods under review, respectively, and a 4pp decrease in advertising and promotion expenses as the result of the timing of advertising campaigns when comparing the nine-month periods under review.

        Programming expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 42% to 50% when comparing the three-month periods under review and from 49% to 52% when comparing the nine-month periods under review. In Kazakh tenge terms, programming expenses decreased by 5% when comparing the three-month periods under review, primarily due to broadcasting of less expensive foreign content, and increased by 3% when comparing the nine-month periods under review, primarily due to increased volume of Russian series and more expensive locally produced content, partially offset by decreased costs of foreign series.

        Depreciation and amortization expenses of Channel 31 as a percentage of this segment's total operating revenues increased from 12% to 23% and from 14% to 20% when comparing the three- and nine-month periods under review, respectively. In Kazakh tenge terms, depreciation and amortization expenses increased by 57% and 40% when comparing the three- and nine-month periods under review, respectively, primarily reflecting increase in amortization of analog broadcasting licenses as the result of change in our estimate of their remaining economic lives.

All Other

	Three months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$2,993	$4,149	100%	100%	39%	141%

Operating expenses	$(6,951)	$(7,029)	232%	169%	1%	80%

Including:
Selling, general and administrative expenses	(4,335)	(5,365)	145%	129%	24%	119%
Stock based compensation expenses	(641)	(53)	21%	1%	(92)%	(86)%
Other expenses	(1,975)	(1,611)	66%	39%	(18)%	48%

Operating loss	$(3,958)	$(2,880)	132%	69%	27%	(33)%

	Nine months ended September 30,		% of total operating revenues		Change period-to-period
	2014	2015	2014	2015	2015 to 2014
	(in thousands)		% USD	% USD	% USD	% RUR
Operating revenues	$8,091	$11,352	100%	100%	40%	134%

Operating expenses	$(18,224)	$(19,775)	225%	174%	9%	85%

Including:
Selling, general and administrative expenses	(12,317)	(13,858)	152%	122%	13%	90%
Stock based compensation expenses	(386)	(999)	5%	9%	159%	313%
Other expenses	(5,521)	(4,918)	68%	43%	(11)%	57%

Operating loss	$(10,133)	$(8,423)	125%	74%	17%	(46)%

        Operating revenues in the All Other segment primarily represent revenues earned by our CTC-International, digital media businesses and new channel CTC Love (see "—Segment overview" above). When comparing the three-month periods ended September 30, 2014 and 2015, operating revenues from CTC-International amounted to $1.1 and $1.5 million, respectively, and operating revenues from our digital media business amounted to $1.6 and $1.1 million, respectively. When comparing the nine-month periods ended September 30, 2014 and 2015, operating revenues from CTC-International amounted to $3.0 and $4.1 million, respectively, and operating revenues from our digital media business amounted to $4.3 and $3.1 million, respectively. In addition, operating revenues from our new channel CTC Love amounted to $1.6 and $4.1 million for the three and nine months ended September 30, 2015, respectively.

        Selling, general and administrative expenses consist principally of the general and administrative expenses of our corporate headquarters, CTC-International, digital media business and new channel CTC Love (see "—Segment overview" above). In ruble terms, selling, general and administrative expenses increased by 119% when comparing the three-month periods under review, of which a 111pp increase related to our corporate headquarters, reflecting increased legal and consulting expenses in response to the amendment to the Russian Mass Media Law, a 7pp increase related to CTC Love for compensation payable to Video International, a 5pp increase in salaries and benefits costs related to our corporate headquarters and digital media business, partially offset by 9pp decrease in advertising and promotion expense due to the timing of advertising campaigns in CTC Love channel. When comparing the nine-month periods under review selling, general and administrative expenses increased by 90% in ruble terms, of which a 63 pp increase related to our corporate headquarters, reflecting increased legal and consulting expenses (discussed above), a 5pp and 6pp increase related to salaries and benefits costs in our digital media business and our corporate headquarters, respectively, a 6 pp increase related to compensation payable to Video International for CTC Love channel, and a 10pp increase related to Board expense as a result of RUR depreciation against USD in the nine-month period.

        Stock-based compensation expenses increased by approximately $0.6 million when comparing the nine-month periods under review, primarily due to the recognition of stock-based compensation benefit in the first quarter of 2014, reflecting remeasuring the equity-based cash incentive awards granted to employees under our 2009 Stock Incentive Plan at their fair value as of the reporting date, partially offset by employees departure. When comparing the three-month periods under review, stock-based compensation decreased by $0.6 million due to employee departures.

        In April 2015, our Board of Directors adopted our 2015 Management Incentive Plan, which provides for the payment of cash bonuses in total amount of $10 million to specified senior executives in connection with a change in control. See also "—The 2015 Management Incentive Plan" above.

        Other expenses consist principally of direct operating, programming and depreciation and amortization expenses. Other expenses increased by 48% and 57% in ruble terms when comparing the three- and nine-month periods under review, respectively, reflecting increases in transmission and maintenance expenses, depreciation and amortization expenses and programming expenses, primarily as the result of launch of our channel CTC Love in the second half of 2014.

Consolidated Financial Position—Significant Changes in our Consolidated Balance Sheets as of September 30, 2015 Compared to December 31, 2014

  Short-term and long-term programming rights

        The decrease in programming rights from December 31, 2014 to September 30, 2015 of $18.5 million was primarily due to the effect of depreciation of the Russian ruble against the U.S. dollar. In ruble terms, programming rights increased by 6%, primarily due to an increase in Russian content to secure programming grid of our channels for a longer period.

  Intangible assets and Goodwill

        Intangible assets and Goodwill decreased from December 31, 2014 to September 30, 2015 by $12.6 million and $8.1 million, respectively, primarily due to amortization of our broadcasting licenses and cable connections, and the effect of the depreciation of the Russian ruble against the US dollar.

  Other non-current assets

        As of September 30, 2015, other non-current assets reflect dividends of $34.6 million otherwise payable to one of our principal stockholders, Telcrest, that were blocked pursuant to the U.S. sanctions and paid into a separate interest-bearing bank account for the benefit of Telcrest (and amount of interest accrued as of September 30, 2015: $0.6 million), but to which Telcrest will not have access while either Bank Rossiya or LLC IC Abros remain an SDN. See also "Item 1A. Risk Factors—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts." In addition, as of September 30, 2015, other non-current assets included advance payments to RTRS towards the construction of the digital infrastructure in the 50– coverage regions of approximately $6.7 million.

  Taxes payable

        Our taxes payable decreased by $12.2 million from December 31, 2014 to September 30, 2015, primarily due to a decrease in income tax payable as the result of seasonally higher revenues in the fourth quarter of 2014 compared with the third quarter of 2015.

  Deferred tax liabilities

        Our deferred tax liability decreased from $65.7 million to $10.1 million from December 31, 2014 to September 30, 2015, primarily due to one-off recognition of $40.2 million of deferred tax benefit resulting from the remeasurement of the Company's deferred tax liability in respect of unremitted earnings of its Russian and Kazakh subsidiaries, which was triggered by a change in our expectations for the US tax position due to expected sale transaction outlined in the Framework Agreement with UTH. See also "—Executive Summary—Income tax expense".

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

        As of September 30, 2015, we had $84.0 million in cash and cash equivalents, of which approximately 80% was held in U.S. dollar-denominated accounts. In addition, as of September 30, 2015, we had $17.2 million in deposits with maturities ranging from three to twelve months, which held in U.S. dollar-denominated accounts. In September 2015, we renewed a Ruble-denominated overdraft agreement with Alfa Bank bearing annual interest at the variable Mosprime Overnight rate +3.0% with a credit limit of approximately RUR 600 million or approximately $9 million (at closing exchange rate of RUR 66.2 to $1.00). As of December 31, 2014 and September 30, 2015, we did not have outstanding overdrafts.

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	Nine months ended September 30,
	2014	2015
	(in thousands)
Net cash provided by operating activities:	$54,977	$935
Net cash provided by investing activities:	33,143	82,850
Net cash used in financing activities:	(86,985)	(30,435)

        Cash flows from operating activities decreased by $ 54.0 million, primarily reflecting the lower cash receipts from advertising sales, and, to a lesser extent, the effect of the depreciation of the Russian ruble against the US dollar, partially offset by lower spending on the acquisition of programming and income tax when comparing the nine-month periods under review.

        Cash used in or provided by investing activities includes cash used for the acquisition of property, equipment and intangible assets, purchases of new broadcasting stations, and investments in or receipts from cash deposits. In the nine-month period ended September 30, 2015, our cash provided by investing activities primarily represented net receipts from cash deposits of $85.6 million and cash paid for capital expenditures of $3.4 million. In the nine-month period ended September 30, 2014, our cash provided by investing activities primarily represented net receipts from deposits of $36.9 million and cash paid for capital expenditures of $3.8 million.

        Cash used in financing activities includes net proceeds from or settlement of our loan, and payments of dividends. In the nine-month period ended September 30, 2015, our cash used in financing activities includes payment of dividends in the amount of $20.4 million to our stockholders, $1.9 million in dividends paid to minority shareholders of our subsidiaries, $1.2 million of repayment of part of the loan by Channel 31 and $6.9 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to U.S. sanctions imposed on Bank Rossiya. In the nine-month period ended September 30, 2014, our cash used in financing activities includes payment of dividends in the amount of $61.0 million to our stockholders, $4.6 million in dividends paid to minority shareholders of our subsidiaries and $20.8 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions (discussed above).

  Contractual obligations

        The table below summarizes information with respect to our contractual obligations as of September 30, 2015:

	Total	Through 2015	2016	2017	2018	2019	2020
	(in thousands)
Acquisition of programming rights	$106,012	$43,052	$58,651	$4,309	$—	$—	$—
Transmission and satellite fees	58,792	3,088	13,210	13,661	14,297	7,264	7,272
Leasehold obligations	21,339	1,028	4,187	4,744	3,790	3,970	3,620
Network affiliation agreements	6,030	373	1,579	1,619	1,699	371	389
Payments for intellectual rights	5,389	223	936	987	1,038	1,088	1,117
Other contractual obligations	12,735	964	2,657	2,223	2,318	2,415	2,158

Total(1)	$210,297	$48,728	$81,220	$27,543	$23,142	$15,108	$14,556

(1)
Accrued liabilities related to income taxes are excluded from this table because we cannot make a reasonably reliable estimate of the period of cash settlement with the taxing authorities.

        Our contractual obligations for acquisition of programming rights include U.S. dollar-denominated commitments of approximately $9.5 million in 2015, $31.7 million in 2016 and $3.3 million in 2017. Ruble denominated contractual obligations are translated at an exchange rate of RUR 66.2 to $1.00 as of September 30, 2015.

        See also "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

        In addition, in connection with the planned digitalization in Russia and Kazakhstan, we may incur additional costs:

        Agreement with RTRS—In July 2014 and August 2015, we amended our agreements with RTRS to specify digital broadcasting services fees for 2014 and cash payments for the period from 2014 to 2018, for CTC and Domashny channels. Our digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities will be approximately $3.2 million and $4.0 million in 2016 for our CTC and

Domashny channels in aggregate; the expense for 2017 and beyond will be calculated on an annual basis according to rates that RTRS will set by October 1st of the prior year. In addition, starting in 2014, we made advance payments of 444 million rubles or $6.7 million towards the construction of the digital infrastructure in the 50– coverage regions as of September 30, 2015. In aggregate we expect to advance approximately 311 million rubles in 2015, 145 million rubles in 2016, and 289 million rubles in 2017 and 2018, resulting in total advances of approximately 1,424 million rubles or $21.5 million by the end of 2018 (at an exchange rate of RUR 66.2 to $1.00 as of September 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018.

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

        Overall, the market trading price of our common stock was down from $4.87 per share as of December 31, 2014 to $1.75 per share at September 30, 2015. In the nine months ended September 30, 2015, our capitalization dramatically decreased by 64%. As a result, as of September 30, 2015, our market capitalization amounted to $273,182, while our consolidated net book value (or shareholders'

equity) amounted to $388,615. One of the most significant underlying reasons for the substantial decline in the market trading price of our common stock was likely the amendment to the Russian law "On Mass Media" and the perceived increase in the risk that we may not successfully achieve compliance with such requirements by the stated deadline.

        Due to the significant decline in our stock price and market capitalization during the second quarter of 2015, we performed an interim analysis for impairment as of September 30, 2015. As of September 30, 2015, the carrying values of goodwill related to CTC, Domashny and Peretz totaled $25.5 million, $12.9 million and $3.5 million, respectively. In addition, as of September 30, 2015, we had significant balances of amortizable broadcasting licenses totaling $19.9 million, including CTC licenses—$3.0 million; Domashny licenses—$4.0 million, and Peretz licenses—$10.7 million.

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

        As a result of the impairment review performed as of September 30, 2015, we concluded that the fair values of the CTC, Domashny and Peretz reporting units exceeded their carrying values. An excess of fair value over the carrying amount of the Peretz and Domashny reporting units amounted to 1% and 6%, respectively. The estimated fair values of CTC remained significantly in excess of their respective carrying amounts.

        In order to evaluate the sensitivity of the fair value calculations in our impairment analysis, we hypothetically applied 10 and 15 percentage points' decreases in the fair value of each reporting unit and broadcasting licenses.

	Hypothetical impairment loss that could be recorded if fair value is lower by:
	10 pp	15 pp
Broadcasting licenses*	$(5,787)	$(5,864)
Goodwill:
CTC goodwill	—	—
Domashny goodwill	(5,764)	(8,195)
Peretz goodwill	(1,231)	(2,732)

Total	$(12,782)	$(16,791)

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

        Our Board of Directors and stockholders may pursue a restructuring of our group or its ownership in order to comply with the restrictions on non-Russian ownership and control of mass media entities under the amended Russian Mass Media Law, which may result in the group being required to pay significant taxes, including in the U.S. See also "Item 1A. Risk Factors—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock".

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

  Foreign currency exchange risk

        Because our reporting currency is the U.S. dollar and the functional currency of our principal operating subsidiaries is the Russian ruble and Kazakh tenge, our reported results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar, the Russian ruble and Kazakh tenge. For the three and nine months ended September 30, 2015, the Russian ruble depreciated against the US dollar by 16% and 15%, respectively, but was on average 43% and 40% lower than the average value of the Russian ruble as compared to the US dollar in the three and nine months ended September 30, 2014, respectively. In the three and nine months ended September 30, 2015 the value of the Kazakh tenge depreciated against the U.S. dollar by 31% and 33%, respectively, and was on average 16% and 9% lower than the average value of the Kazakh tenge as compared to the three and nine months ended September 30, 2014.

        Additionally, given that substantially all of our revenues are generated in rubles, we face exchange rate risk relating to operating expenses that we incur in currencies other than the Russian ruble, primarily U.S. dollar payments for non-Russian produced programming. As of September 30, 2015, the Company had U.S. dollar denominated contractual commitments for the acquisition of approximately $9.5 million of programming rights the remainder of 2015. In addition, the Company expects to spend approximately $6.2 million for programming rights denominated in U.S. Dollar which is not committed as of September 30, 2015, and $7 million for other U.S. denominated expenses, mostly related to our costs in US level. Also, according to the 2015 Management Incentive Plan approved by the Company's BOD, the Company would be required for the payment of $10 million in cash bonuses to specified employees in connection with a change in control (as described in Note 7, Stock-Based Compensation). As of September 30, 2015, U.S. dollar-denominated cash and cash deposits comprised approximately $84.3 million. In addition, in September, 2015, the Company has entered into foreign exchange forward agreement arrangement to purchase $20 million at exchange rate of RUR 66.96 rate to $1 in

November, 2015 to reduce the foreign exchange risk with respect to the remaining future U.S. dollar-denominated payments.

        The prevailing exchange rate as of November 1, 2015 was RUR 64.4 to $1.00 and Kazakh tenge 279.2 to $1.00.

        For the nine months ended September 30, 2015, if the value of the Ruble and Kazakh tenge compared to the U.S. dollar had been, on average, 10% lower than it actually was, we would have reported decreases in total operating revenues and total operating expenses of approximately $22.2 million and $15.4 million, respectively. The total operating expenses we reported would have decreased in this hypothetical scenario because most of our operating expenses are ruble- denominated even though our reporting currency is the U.S. dollar.

        See also "Item 1A. Risk Factors—Depreciation of the Russian ruble against the U.S. dollar resulting from the current economic and political instability in Russia have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the U.S. dollar remains at its current level or if the ruble depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected".

Item 4.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

  Changes in internal control over financial reporting

        During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not currently party to any legal proceedings, the outcome of which would reasonably be expected to have a material adverse effect on our financial results or operations.

Item 1A.    Risk Factors

        Investing in our common stock involves a substantial degree of risk, particularly in the current regulatory circumstances we face. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q before purchasing our common stock. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, may also become important factors that affect us. There may be risks that a particular investor views differently from us, and our analysis of the risks we face might be wrong. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose some or all of your investment. See also "Special Note Regarding the Russian Mass Media Law and Our Proposed Corporate Transactions".

Risks related to the Amended Russian Mass Media Law and our Proposed Corporate Transactions

If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock.

        Amendments to the Russian Mass Media Law will reduce the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, from 50% direct ownership to 20% beneficial ownership or control, whether direct or indirect. No amendments to or waivers from the Mass Media Law have been approved to date, and therefore the core provision of this amended law will become effective on January 1, 2016. Neither our Company nor the current beneficial ownership structure of our Company would currently comply with the requirements of the new law. In the event of non-compliance by the stated deadline, the Russian government would have the authority to revoke the mass media registration and broadcasting licenses of our businesses, and we would be unable to exercise our voting rights in our Russian subsidiaries. Any such revocation would result in the diminution of substantially all of the value of our businesses.

        In response to the amended Mass Media Law, we announced on July 6, 2015 the receipt of a formal, non-binding offer from UTH Russia, a privately held Russian commercial television broadcasting group, for the purchase of a 75% interest in our Russian (and Kazakhstan) business operations. On September 24, 2015, we entered into a Framework Agreement with UTV-Management LLC, a company organized and existing under the law of the Russian Federation (the "Purchaser"), and an affiliate of UTH Russia Limited (together, "UTH"), a private commercial television broadcaster in Russia, for the acquisition by the Purchaser of 75% of the outstanding participation interests in the Company's wholly owned subsidiary, CTC Investments, a Russian intermediate holding company that directly or indirectly owns all of our business in Russia and Kazakhstan. The transaction is being undertaken to ensure compliance with the foreign ownership restrictions imposed by Russia's new Mass Media Law, while maximizing the potential return to the Company's stockholders. See "Special Note Regarding the Russian Mass Media Law and Our Proposed Corporate Transactions."

        If we are not able to close the proposed transaction with UTH, or if our stockholders do not approve such transaction, we may not be able to consummate an alternative sale transaction, or implement an alternative restructuring approach, before the end of 2015, and may therefore not achieve compliance with the foreign ownership and control restrictions of the Russian Mass Media Law by the stated deadline. Such failure would materially adversely affect our business and the market value of our common stock, and you may lose all or a significant portion of your investment.

        In addition, our response to the amended Mass Media Law and our proposed corporate transactions require significant Board and management time and attention, which will continue to distract from the normal operations of our business.

Failure to complete the proposed transactions could negatively impact the future business and financial results of the Company.

        We cannot assure you that we will be able to satisfy all of the conditions to the sale transaction with UTH or the proposed merger to be consumated following such sale,or succeed in any litigation brought in connection with the proposed transactions. If the proposed transactions are not completed, our business, financial condition, results of operations and cash flows may be adversely affected and we will be subject to several risks, including but not limited to:

  •
  the market price of our common stock may decline substantially;

  •
  we may be required to pay to UTH a termination fee of $5 million (or a "no vote" fee of $2.6 million), and reimbursement of expenses, under certain circumstances provided in the sale agreement;

  •
  we will be required to pay the costs relating to the sale and the merger, such as legal, accounting, financial advisor and printing fees, whether or not the proposed transactions are completed; and

  •
  the continued focus of our board and management on the proposed transactions instead of on pursuing other opportunities that could have been beneficial to our Company.

        If the proposed transactions are not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial condition, results of operations and cash flows. Further, if the sale and the merger are not completed and our board seeks another business combination or similar transaction, our stockholders cannot be certain that we will be able to find a party willing to pay a price equivalent to or better than the price to be paid in the proposed sale, or that any alternative transaction could be completed by the stated deadline under the Mass Media Law.

We are subject to business uncertainties and contractual restrictions while the proposed transactions are pending, which could adversely affect our business and operations.

        In connection with the pendency of the proposed transactions described above, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the proposed transactions, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the proposed transactions are completed.

        Under the terms of the sale agreement with UTH, we are subject to certain restrictions on the conduct of our business prior to completing the sale, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our businesses and operations prior to the completion of the sale.

        Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the proposed transactions.

The proposed merger is subject to the receipt of a license from OFAC, and an adverse determination by OFAC could prevent the consummation of the merger.

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others, which are administered by OFAC. In particular, the United States prohibits U.S. persons from engaging with individuals and entities identified as SDNs, including financial transactions with, or relating to, the SDN, and require the blocking of assets in which the SDN has an interest. Blocked assets (e.g., property or bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

        Since Telcrest was, on March 20, 2014, deemed an SDN by virtue of the fact that it was majority owned by Bank Rossiya, an SDN, our transfer agent, Computershare, has identified the shares of common stock held by Telcrest as blocked property under the sanctions regime and filed a blocking report with OFAC with respect to such shares. Although Telcrest notified us on September 25, 2015 that it is no longer 50% or more owned, directly or indirectly, in the aggregate by one or more SDNs, including Bank Rossiya, we believe that because our shares held by it have been reported as blocked property, such shares remain blocked until affirmatively unblocked by OFAC.

        In August 2015, we approached OFAC for confirmation that the proposed transactions did not require a license or, in the alternative, that OFAC issue a license permitting us to engage in the proposed transactions. It is our view that the sale does not require an OFAC license and, consistent with that view, OFAC has indicated informally that it does not intend to exercise jurisdiction over the sale. However, OFAC's informal guidance is not binding on OFAC, and if OFAC were ultimately to determine that a license is required to complete the sale but not issue such a license, we would be unable to complete the sale. Furthermore, if OFAC were to determine after closing that a license would have been required, we could potentially be subject to substantial fines or penalties. While we do not believe that either of these outcomes is likely, there can be no assurance that OFAC will not take a different view, particularly given the broad discretion granted to OFAC under the sanctions regime.

        Even if the sale is consummated, we do not intend to consummate the merger until such time as we receive a license from OFAC expressly permitting us to do so. There can be no assurance that OFAC will issue such a license within any given timeframe or at all. In the event of any delay in obtaining, or inability to obtain, a sufficient OFAC license, we will continue to investigate alternatives for returning the proceeds of the sale to our stockholders. However, our ability to do so may be substantially delayed, may need to be substantially restructured or altered, including in terms of the amount of such proceeds returned to our stockholders, or may not be possible for the foreseeable future.

Even if the merger is not consummated, we may decide to delist and deregister our common stock, which could result in risks for our stockholders

        Following the sale, as one element of an attractive exit for all of our stockholders, we may elect to delist and deregister our common stock by filing a Form 15 to deregister our common stock under the Exchange Act. As a result, our stockholders would be subject to the risks of an investment in a private rather than a public company, because the duty to file periodic reports (i.e., annual, quarterly and current reports) with the SEC would be suspended. As such public information regarding our company would not be readily available.

        As a deregistered company, our shares would not be listed on a national securities exchange, and there may not be a sufficient number of shares outstanding and publicly traded shares following deregistration to ensure a continued or viable trading market. Our stockholders also could be adversely affected by the minimal or lack of a "public float," that is, the number of shares owned by outside shareholders and available for trading. The suspension of our reporting obligations under the Exchange Act may reduce or eliminate any trading market for our shares and may result in further declines in the price of our shares and reduced liquidity in any trading market for our shares in the future. We may also have less access to capital markets as a non-reporting company.

Litigation filed against our company or UTV-Management could prevent or delay the consummation of the proposed transactions or result in the payment of damages following completion of the proposed transactions.

        In connection with the proposed transactions, our company and UTV-Management could be subject to litigation. Any such litigation could seek to enjoin the proposed transactions and other relief. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, litigation could prevent or delay completion of the proposed transactions and result in substantial costs to our company, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows.

Our executive officers and directors have certain interests in the sale and merger that may be different from other stockholders that may have influenced them to approve the sale.

        Our directors and executive officers have interests in the proposed transactions that may be different from, and in addition to, the interests of our stockholders generally, including with respect to employment, indemnification, retention bonuses and other arrangements, which may present a potential conflict of interest. Our board of directors was aware of these interests and considered that these interests may be different from, and in addition to, the interests of our stockholders generally in approving the sale and the merger, and in determining to recommend that our stockholders vote for the approval of the sale and the adoption of the merger agreement.

Following completion of the transactions, the Company will no longer exist as an independent public company and the Company's stockholders will forego any increase in the value of our operating business.

        If the sale and merger are completed, we will no longer be a publicly held corporation, and our stockholders will forego any increase in the value of our common stock that might otherwise result from our possible growth.

Risks relating to the environment in which we operate

Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy.

        In 2014 and the first nine months of 2015, Russia has experienced economic instability that has been characterized by substantial depreciation of its currency, sharp interest rate fluctuations and a steep decline in the value of shares traded on its stock exchanges (discussed below). Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        The Russian ruble depreciated against the U.S. dollar by 42% in 2014 and by 15% in the nine-months ended September 30, 2015. On December 11, 2014, the Central Bank of Russia raised its main lending rate to 10.5%, followed by a further increase on December 15, 2014 to 17%. The rate was 11.0% as of September 30, 2015, compared with 5.5% at the beginning of 2014. Depreciation of the ruble, increasing inflation and interest rate volatility are indicative of the general downturn in the Russian economy, which has been reflected in a significant decrease in advertising revenues. If the exchange rate between the Russian ruble and the U.S. dollar remains at its current level or if the Russian ruble depreciates further, our revenues and operating results for 2015, and perhaps future periods, as reported in U.S. dollars, will be materially adversely affected. Further volatility of interest rates may also adversely affect our ability to borrow funds if and when necessary or desirable.

        On January 26, 2015, the global credit ratings agency Standard & Poor's (S&P) downgraded Russia's sovereign debt to "junk" status. S&P lowered its long- and short-term foreign currency sovereign credit ratings on the Russian Federation to non-investment grade BB+ from investment grade BBB–. The outlook for long-term ratings is considered negative. On February 20, 2015 Moody's Investors Service downgraded Russia's sovereign debt rating to Ba1/Not Prime from Baa3/Prime-3 (P-3). The rating outlook is negative. Further falls in the oil price or deterioration of the situation may lead to further depreciation of the ruble and may lead to the Russian sovereign credit rating being downgraded by other credit agencies.

        As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia has been adversely affected which, in turn, has materially adversely affected our operating results for the first nine months of 2015 and is likely to do so for the full year.

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

        In the three and nine months ended September 30, 2015, the Russian ruble depreciated against the U.S. dollar by 16% and 15%, respectively, and was on average 43% and 40% lower than the average value of the Russian ruble compared to the U.S. dollar during the three and nine months ended September 30, 2014, respectively. The prevailing exchange rate as of September 30, 2015 was RUR 66.2 to $1.00. Additionally, we face exchange rate risk relating to payments that we must make in currencies other than the ruble. We generally pay for non-Russian produced programming in U.S. dollars. As of September 30, 2015, we had U.S.-dollar denominated contractual commitments for the acquisition of approximately $9.5 million in programming rights in 2015, $31.7 million in 2016 and $3.3 million in 2017. As of September 30, 2015, our U.S. dollar-denominated cash and cash deposits comprised approximately $84.3 million. In addition, on September 2015, we have entered into foreign exchange forward agreement arrangement to purchase $20 million at exchange rate of RUR 66.96 rate to $1 in November 2015 to reduce the foreign exchange risk with respect to the remaining future U.S. dollar-

denominated payments.See also "Item 3. Quantitative and Qualitative Disclosures about Market Risk—Foreign currency exchange risk".

        In addition, in the three and nine months ended September 30, 2015, the Kazakh tenge depreciated against the U.S. dollar by 31% and 33%, respectively, and was on average 16% and 9% lower than the average value of the Kazakh tenge compared to the U.S. dollar during the three and nine months ended September 30, 2014, respectively. The prevailing exchange rate as of September 30, 2015 and November 1, 2015 was KZT 270.4 to $1.00 and KZT 279.2 to $1.00, respectively. If the Kazakh tenge depreciates further, our revenues and our operating results, both as reported in U.S. dollars, may continue to be negatively affected.

The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts.

        Significant uncertainty exists surrounding the current geopolitical situation over Ukraine and Crimea. Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. On March 3, 2015, the White House announced a one-year extension of the Executive Order dated March 6, 2014, which introduced the initial round of Ukraine-related sanctions. On June 22, 2015, the European Union decided to extend sanctions against Russia until January 31, 2016. There is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis.

        Neither we, nor any of our Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States, European Union or other lists of sanctioned parties. Under the applicable sanctions, however, we (1) may not engage in any financial or commercial transaction with an SDN; (2) must block any "property interest" of an SDN over which we have possession or control; (3) may not facilitate or approve the action of any other party that would violate the sanctions; or (4) may not otherwise evade the sanctions. The European Union and many other countries have imposed similar sanctions. See also "Special Note Regarding Telcrest."

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

        Telcrest's position as a principal minority shareholder of our company and its original designation of three of the nine current members of our Board of Directors present significant compliance challenges for us. We have in place policies and procedures designed to ensure compliance with the applicable requirements. Such compliance efforts may take substantial time and attention of our management and Board of Directors, including our Compliance Committee, which would otherwise have been focused on other aspects of our business. We may also experience delays in business and corporate governance processes as a result of the requirements of these policies, including the recusal of Telcrest-designated directors from decisions or deliberations on all transactions by our Board. See also "Special Note Regarding Telcrest".

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

        We generate substantially all of our revenues from advertising. In general, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and buying patterns. Since the introduction of commercial television advertising in Russia following the fall of the Soviet Union, advertising spending has fluctuated substantially, generally increasing during periods of economic growth and decreasing during downturns. Although overall Russian television advertising spending grew at a compound annual growth rate of 12% in the period from 2009 to 2013, Russia has experienced significant economic instability in 2014 and the first half of 2015, characterized by depreciation of its currency, interest rate volatility, and a steep decline in the value of shares traded on its stock exchanges. In the fourth quarter of 2014, some large advertisers reduced their initially planned advertising expenditures. As result, in 2014, overall Russian television advertising market increased by only approximately 2% in ruble terms when compared to 2013. Third party reports have estimated that total Russian TV advertising spending may decline by roughly 17% for the full year 2015. Additionally, recent decreases in international oil prices may continue to adversely affect the Russian economy. As a result of the current global economic instability and any further potential deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect our operating results for 2015 and in the medium-term.

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

        The level of advertising revenues that we receive is directly tied to our audience shares and ratings. If our audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, audience fragmentation, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in our advertising revenues, which could be material. In 2014, the target audience shares of our CTC, Domashny and Peretz channels were below their audience shares for 2013, reflecting the increased competition from other channels, including the channels licensed to broadcast the 2014 Olympic Games in Sochi in the first quarter of 2014 and political news on the Ukraine crisis, the effect of audience fragmentation and the relative underperformance of certain programming at CTC and Peretz channels. In addition, in the nine-month period of 2015, the target audience shares of CTC channel were significantly below the audience share for 2014, reflecting the increased competition from other channels, as well as the effect of audience fragmentation. In November, in response to audience demand, we launch the new Che Channel, which will use the frequency band currently used by Peretz. Che will be targeting the All 25-49 audience with a principal focus on 30-40. Channel programming will include projects focused on men's interests and hobbies, manly occupations, sports broadcasts, as well as popular science shows, quality feature films and Russian and international TV series.

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

        On a national level, CTC channel competes directly with other larger broadcast networks and channels, including Channel One, as well as with the smaller networks, TNT and NTV. Domashny competes for advertising revenues primarily with Rossiya 1 and TVC, and Peretz competes primarily with NTV and REN-TV, although they both also compete with the larger broadcast networks and channels for viewers within their target demographic groups. On a local level, our owned-and-operated stations compete with other stations for local advertising. In November, we launch the new Che Channel, which will use the frequency band currently used by Peretz. Che will be targeting the All 25-49 audience with a principal focus on 30-40. Channel programming will include projects focused on men's interests and hobbies, manly occupations, sports broadcasts, as well as popular science shows, quality feature films and Russian and international TV series.

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

        Moreover, nearly every viewing household in Russia can receive the broadcast signals of Channel One and Rossiya 1, while only a more limited viewing audience can currently receive our network signals. The much broader coverage and name recognition of Channel One and Rossiya 1, coupled with programming geared toward a broader demographic group, help them attract large audience shares. NTV, which is indirectly controlled by the state through Gazprom, also has broader coverage than our networks, and we believe also benefits from free signal transmission. In the nine months 2015, Channel One had an average audience share among 10 to 45 year-old viewers of 11.4%, while Rossiya 1's was

7.6% and NTV's was 6.6%. CTC's average target audience share in the nine months 2015 was 8.1%. We believe that the strong audience shares of Channel One, Rossiya 1 and NTV may give these broadcasters added leverage in negotiations with advertisers, advertising agencies and sales houses. Moreover, as we focus on entertainment programming, we are unable to compete with other broadcasters for audiences for news and sporting programs, some of which have among the highest audience shares and ratings in their time slots. In addition, Channel One, Rossiya 1 and NTV may enjoy certain preferences that commercial channels do not. For example, they are included in the list of free-access federal channels that benefit from a must-carry option throughout Russia, as opposed to commercial channels including ours, which have to pay for transmission services.

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

        Non-free-to-air channels typically provide services to subscribers for a regular subscription fee, and typically do not generate a significant portion of their revenues from advertising. As a percentage of the overall television market, the non-free-to-air market in Russia is currently smaller than in the United States and Western European countries. Audience share for these channels, however, is increasing. In other countries, such as the United States, growth in non-free-to-air television services has often resulted in fragmentation of the market and a corresponding decrease in the audience share of large national networks and channels. All larger national free-to-air TV channels in Russia have in recent periods been negatively impacted by increased competition from non-free-to-air and smaller niche TV channel viewership in the "All 4+" category, which increased from 12.6% in 2010 to 14.5% in 2011, 15.5% in 2012, 17.2% in 2013, 18.4% in 2014 and 22.0% in the third quarter of 2015. If smaller niche and non-free-to-air channels continue to grow their customer base in Russia, our audience shares and ratings, especially the audience share of CTC channel, could be negatively affected, which would adversely affect our advertising revenues. See also "—If free-to-air television does not continue to constitute a significant advertising forum in Russia, our revenues could be materially reduced."

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

        In March 2013, we entered into 10-year transmission agreements with the Russian Television and Radio Network, or RTRS. Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny channels, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014 and August 2015, we amended these agreements with RTRS to better reflect the currently planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). In addition, RTRS will construct the digital broadcasting infrastructure in smaller cities with populations less than 50,000 ("50– coverage") until 2018. It is indicated that this infrastructure will be put into operation in 2019. In July 2015, a law amending the Mass Media Law and Communications Law came into force granting to all participants of the second multiplex 'must carry' rights along with the participants of the first multiplex. According to these amendments, transmission operators must transmit signals of channels included in the first and the second multiplexes at no costs to channels and viewers. See also "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Transition to digital broadcasting".

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

  •
  We cannot guarantee that our Peretz channel (starting from November 2015—"Che") will be able to compete effectively if it is not included in the third multiplex, for which the requirements for inclusion have not yet been announced.

  •
  Viewers may switch to cable television. In the absence of 'must-carry' obligations for cable operators, this could lead to a decline in the overall number of households viewing free-to-air television and, as a result, our viewer ratings.

    Pursuant to recent amendments to the Mass Media Law and Communications Law, operators must transmit signals of our CTC and Domashny channels, which are included in the second multiplex, free of charge. With respect to our Peretz channel, which is not included in multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers, besides, due to recent changes in broadcasting regulations, some broadcasters moved Peretz's position in the list of channels to a new place, this may result in losing the channel for some time by our viewers, thus the share of the channel can sufficiently decrease, which will have negative impact on our business.

  •
  We expect to continue to incur analog transmission costs during the analog-to-digital transition period. In 2014, we incurred an aggregate of $24 million of such expenses for all of our channels. According to our agreements with RTRS, our digital transmission expense for 2014 related to broadcasting in cities with populations more than 50,000 ("50+ coverage") amounted to $3.0 million and will be approximately $3.2 million in 2015 for our CTC and Domashny channels in the aggregate.

In addition, starting in 2014, we made advance payments of 444 million rubles, or $6.7 million, towards the construction of the digital infrastructure in smaller cities with populations less than 50,000 ("50– coverage"). In aggregate in accordance with our agreement with RTRS, we are required to advance approximately 311 million rubles in 2015, 145 million rubles in 2016, and 289 million rubles in 2017 and 2018, resulting in total advances of approximately 1,424 million rubles or $21.5 million by the end of 2018 (at an exchange rate of RUR 66.2 to $1.00 as of September 30, 2015). Under the amended terms, these advances will be offset against service payments otherwise required for digital transmission services subsequent to 2018. The increased revenues from higher than anticipated geographical penetration from digital broadcasting may not sufficiently compensate for increased costs associated with transmission and broadcast equipment upgrades.

        There may also be other unanticipated risks and expenses that we encounter during the transition and subsequently that could be material to our future financial position and results of operations.

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

  •
  Following adoption of a prior amendment limiting advertising on pay-TV channels, additional amendments to the Advertising Law were adopted in February 2015 that will permit pay-TV channels that broadcast more than 75% Russian content to sell advertising. We do not believe that such amendments will affect our operations.

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

        The Mass Media Law in Kazakhstan restricts direct and indirect foreign ownership of any Kazakh television broadcaster to no more than 20%. In 2008, we acquired a 20% interest in the Kazakh television broadcast company Channel 31, and established two subsidiaries that provide the programming content and advertising sales functions to Channel 31 on an exclusive basis (together, the "Channel 31 Group"). Together, these interests provide us with a 60% economic interest in the Channel 31 Group as a whole. If the existing 20% limit were to be interpreted to restrict effective or economic control, rather than just direct ownership, or if the law were to be changed or interpreted to impose further restrictions or limitations on foreign ownership of Kazakh television broadcasters, we could be obliged to restructure this group in order to comply with such requirements or could be required to divest all or a portion of our interest in the Channel 31 Group. If we fail to comply in a timely manner, the authorities could suspend or revoke Channel 31's broadcasting licenses or could take other actions that could limit our ability to operate the Channel 31 Group. The book value of Channel 31's broadcasting license as at September 30, 2015, was approximately $2.2 million.

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

        See also "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        On July 24, 2015 amendments to the Mass Media Law and the Communications Law came into force providing 'must carry' obligations for operators transmitting signals of the first and the second multiplexes. These amendments will secure transmission of signals of our CTC and Domashny channels in the territory of Russia. With respect to our Peretz channel (starting from November 2015—"Che"), which is not included in the second multiplex, there can be no assurance that we will be able to negotiate mutually acceptable transmission agreements in the future relating to the carriage of our signals with cable providers, besides, due to recent changes in broadcasting regulations, some broadcasters moved Peretz's position in the list of channels to a new place, this may result in losing the channel for some time by our viewers, thus the share of the channel can sufficiently decrease, which will have negative impact on our business.

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

        Programming represents our most significant expense, and at any given time we generally have substantial fixed commitments for the succeeding two to three years. For example, as of September 30, 2015 we had contractual commitments for the acquisition of approximately $43.1 million in programming rights in 2015, $58.6 million in 2016 and $4.3 million in 2017, including U.S.-dollar denominated commitments of approximately $9.5 million in 2015, $31.7 million in 2016 and $3.3 million in 2017.

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

        Moreover our current and prospective employees may be uncertain about their future roles and relationships with our operating business following the completion of the proposed sale transaction with UTH. This uncertainty may adversely affect our ability to attract and retain key management and personnel. We cannot assure you that we will be able to retain qualified personnel, or hire appropriate replacements on reasonable terms or at all.

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

        See also "If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts", "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock", and "Special Note Regarding Telcrest."

Risks relating to doing business and investing in Russia

        See also "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        See also "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        Media businesses can be particularly vulnerable to politically motivated actions. We believe that our focus on entertainment, and the fact that we broadcast entertainment and celebrity news, but do not offer "hard" news, commentary or analysis on our national networks, could lessen the risk of provoking politically motivated actions. However, we do not restrict the ability of our independent affiliates to broadcast local news in local broadcasting windows, and some of our independent affiliates, as well as one of our owned-and-operated CTC stations, broadcast local political news, generally with the approval of our local partners and the local authorities. Any politically motivated action against us, our networks, our independent affiliates, or any of our principal stockholders, including the beneficial owners of MTG or Telcrest, could materially adversely affect our operations. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts" and "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

Selective or arbitrary government action may have an adverse effect on our business and the value of our common stock.

        Government authorities have a high degree of discretion in Russia and have at times exercised their discretion selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is influenced by political or commercial considerations. The government also has the power, in certain circumstances, to interfere with the performance of, nullify or terminate contracts. Selective or arbitrary actions have included withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions and civil actions. Federal and local government entities have also used common defects in documentation as pretexts for court claims and other demands to invalidate and/or to void transactions, apparently for political purposes. We cannot assure you that regulators, judicial authorities or third parties will not challenge our compliance (including that of our subsidiaries) with applicable laws, decrees and regulations in Russia. Selective or arbitrary government action could have a material adverse effect on our business and on the value of our common stock. See also "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

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

        In addition to Russia, we currently have operations in other countries in the CIS, including Kazakhstan and Moldova. The functional currency of Channel 31 in Kazakhstan is Kazakh tenge. In the nine months ended September 30, 2015 revenues of Channel 31 approximate 5% from our consolidated revenues. Our reported revenues and results of operations are impacted by fluctuations in the exchange rate between the U.S. dollar and the Kazakh tenge. In the three and nine months ended September 30, 2015, the Kazakh tenge depreciated against the U.S. dollar by 31% and 33%, respectively, and was on average 16% and 9% lower than the average value of the Kazakh tenge compared to the U.S. dollar during the three and nine months ended September 30, 2014, respectively. The prevailing exchange rate as of September 30, 2015 and November 1, 2015 was KZT 270.4 to $1.00 and KZT 279.2 to $1.00, respectively. Also, our operations in Kazakhstan were negatively impacted by decrease in local advertising market by 11% (in Kazakh tenge terms) in the third quarter 2015 when comparing with the same period of 2014 as result of economic slowdown. We may acquire additional operations in other countries of the CIS. In many respects, the risks inherent in transacting business in these countries are similar to those in Russia, especially those risks set out above in "—Risks relating to doing business and investing in Russia".

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

        Accordingly, investors should exercise care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved and investors are urged to consult with their own legal and financial advisors before making an investment in our shares. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and may require us to employ significant time and resources to ongoing compliance efforts." and "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

Risks relating to our stock

The price of our common stock has experienced significant volatility in the past and may be volatile in the future.

        Our stock price has experienced significant volatility in the past and is likely to be volatile in the future, particularly in light of the current regulatory, geopolitical and macroeconomic environment. The stock markets in general and, in emerging markets, like Russia, in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. This volatility has been more pronounced due to the turmoil in world financial markets, and most recently due to the current situation in Ukraine, including international economic sanctions. The macroeconomic environment in Russia has also resulted in a widespread deterioration in the price of Russian-exchange listed stocks and the stock of companies which predominantly operate in Russia and the CIS that are traded on other exchanges. Furthermore, the recently adopted amendment to the Russian law "On Mass Media", which restricts foreign ownership of mass media and broadcasting entities, has also had a significant negative impact on our company's stock price. Overall, our stock price was down from $6.65 per share on September 30, 2014 to $1.75 per share on September 30, 2015. See also "—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy" and "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock." These factors create a high level of uncertainty regarding the stock price which the company can achieve in the near and long-term future.

        As a result of this volatility, and the terms of the proposed sale transaction with UTH, investors may not be able to sell their shares of our common stock at or above the price at which they purchase it. The market price for our common stock may be influenced by many factors, including:

  •
  the pending implementation of the foreign-ownership restrictions imposed by the amended Russian Mass Media Law;

  •
  our ability to complete the announced pending transaction with UTH, or any alternative transaction or restructuring prior to the effectiveness of the amended Russian Mass Media Law;

  •
  the terms of the proposed sale transaction with UTH, and the proposed subsequent merger transaction;

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

        Moreover, only a relatively small number of shares of our common stock are currently actively traded in the public market. As of September 30, 2015, approximately 37% of our outstanding common stock was held by parties other than our principal stockholders. The limited liquidity of our common stock may have a material adverse effect on the price of our common stock.

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

        As of September 30, 2015, our two principal stockholders, beneficially owned, in the aggregate, approximately 63% of our outstanding common stock. The shares of our company held by Telcrest, representing approximately 25% of our outstanding shares, constitute "blocked property" pursuant to U.S. economic sanctions requirements. Our largest stockholder, MTG, holds approximately 38% of our common stock, and as a result, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. See also "—The current geopolitical situation regarding Ukraine and Crimea and related international economic sanctions may adversely affect our business, financial conditions and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts" and "Special Note Regarding Telcrest."

If there are substantial sales of our common stock in the market by our existing stockholders, our stock price could decline.

        If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly.

        The introduction of expanded restrictions on the foreign ownership of Russian mass media and broadcasting entities pursuant to the Russian Mass Media Law has significantly increased the risk of substantial sales in our stock by investors who may want to reduce risk exposure in relation to any further decrease in the value of our stock. See also "—If we fail to complete the proposed sale to UTH prior to January 1, 2016, amendments to the Russian law "On Mass Media" will likely materially adversely affect our operations and/or our stockholders and the value of our common stock."

Item 6.    Exhibits

        The Exhibit index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTC MEDIA, INC.
	By:	/s/ STANISLAV PLOSHCHENKO
		Name:	Stanislav Ploshchenko
		Title:	Chief Financial Officer
Date: November 9, 2015

EXHIBIT INDEX

Exhibit No.	Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4	Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228
3.7	Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003
4.1	Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228
10.1	Amendment Agreement No. 4 to DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between RTRS and CTC Network (English translation)	Filed herewith
10.2	Amendment Agreement No. 5 to DTR-081-13/D-CTC-0199/2013 dated March 14, 2013 between RTRS and CTC Network (English translation)	Filed herewith
10.3	Amendment Agreement No. 4 to DTR-082-13/D-NK-0117/2013 dated March 14, 2013 between RTRS and Domashny (English translation)	Filed herewith
10.4	Amendment Agreement No. 5 to DTR-082-13/D-NK-0117/2013 dated March 14, 2013 between RTRS and Domashny (English translation)	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

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