Form 10-K
period 2015-12-31
CTC Media, Inc.
filed 2016-03-31
CIK 1354513

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), based on the closing price of the common stock on the NASDAQ Global Select Market on such date, was approximately $128 million. The registrant has no non-voting stock.

          There were 156,103,854 shares of common stock, $.01 par value per share, of the registrant outstanding as of December 31, 2015.

 Operating and Industry Data

        All audience share, ratings, coverage and technical penetration data included in this Annual Report on Form 10-K are provided by TNS Russia, which operates the standard audience share measurement system currently used by all major broadcasting and advertising professionals in Russia. All Russian advertising market size and market share data included herein have been publicly reported by the Association of Communications Agencies of Russia, or AKAR. We understand that advertising sales houses, including Vi, are the sources of all television advertising market data reported by AKAR. We believe that Vi and other sales houses are reliable sources of information on this market.

SPECIAL NOTE REGARDING CTC MEDIA

        On December 23, 2015, we completed the sale of a 75% interest in CTC Investments LLC, which holds all of the operating businesses of the CTC group in Russia and Kazakhstan, to UTV-Management LLC ("UTH"), a private television broadcaster in Russia. The sale was consummated in order to bring the operating businesses into compliance with the new foreign ownership restrictions of the Russian Mass Media Law, which became effective on January 1, 2016. The Mass Media Law limits the permitted level of foreign ownership in Russian mass media companies, including television broadcasters, to 20% beneficial ownership or control, whether direct or indirect. In connection with the sale, we received $150.5 million at closing and an additional $42.5 million on February 12, 2016, following determination of the final purchase price adjustment, which reflected the performance of the business during the second half of 2015 and certain indemnity obligations. Following the closing of the UTH sale, we report the results of CTC Investments as discontinued operations.

        Our stockholders approved the sale transaction at a special meeting held on December 17, 2015. The stockholders also approved the issuance of an additional, new participation interest in CTC Investments to UTH or its affiliate following the closing of the sale. This additional participation interest has not been issued to date, but if issued would result in UTH (together with its affiliate) holding 80% of CTC Investments.

        On March 14, 2014, the Office of Foreign Assets Control of the U.S. Department of Treasury, or OFAC, designated Bank Rossiya as a Specially Designated National and Blocked Person, or SDN, for purposes of U.S. economic sanctions related to the situation in Ukraine. As of that date, Bank Rossiya directly or indirectly owned more than 50% of Telcrest Investments Limited, the holder of approximately 25% of our outstanding common stock at that time, and accordingly Telcrest was also considered to be an SDN for purposes of U.S. sanctions at such time. The shares of our common stock held by Telcrest were identified by Computershare, the transfer agent for our common stock, as blocked property pursuant to applicable sanctions. Accordingly, the shares of our common stock, among other property, of Telcrest that were in the possession or control of our company or Computershare were reported to OFAC as blocked property pursuant to applicable sanctions requirements. On September 25, 2015, Telcrest notified us that, as a result of two transactions with third parties relating to its share capital, it is no longer 50% or more owned, directly or indirectly, in the aggregate by one or more SDNs, including Bank Rossiya. Telcrest also subsequently filed with the SEC an amendment to its Report on Schedule 13D relating to this change in ownership. Nonetheless, all property of Telcrest in our possession or control (including our shares and dividends payable to Telcrest) remains blocked property until such time as OFAC authorizes its unblocking or Bank Rossiya is removed from the SDN list. Pursuant to our economic sanctions compliance policy, Angelo Codignoni, Alexander Pentya and Timur Weinstein, members of our board of directors who were initially nominated by Telcrest pursuant to our stockholders' agreement with Telcrest and MTG as then in effect, recused themselves from all transactions considered by our board, and accordingly did not vote on the sale or the merger described below.

        At the special meeting held on December 17, 2015, our stockholders also approved a cash-out merger transaction, pursuant to which CTCM Merger Sub, Inc., our wholly owned subsidiary, will merge with and into our company, with our company surviving. Each holder of our outstanding common stock, other than Telcrest, will receive cash consideration per share based on the number of shares outstanding (excluding the shares held by Telcrest), divided by the aggregate amount of our available cash less a cash reserve to be determined by our board of directors to be reasonably likely to be sufficient for our company to satisfy any liabilities, obligations, costs and expenses that are known or reasonably foreseeable, taking into account the amount of time that may be required under applicable laws before a liquidation of our company may be effected. Each outstanding share of common stock (other than the shares held by Telcrest) will be cancelled pursuant to the merger transaction and

Telcrest will remain as our sole stockholder. We intend to delist our common stock following the merger and we will no longer be a publicly traded company. OFAC has issued a license authorizing CTC Media to proceed with the merger transaction. Our board of directors is finalizing the terms of such merger transaction, and we anticipate that such merger will close in the second quarter of 2016.

PART I

Item 1.    Business.

Overview

        Following the closing of the UTH sale on December 23, 2015, described above, CTC Media holds a 25% interest in CTC Investments LLC, a Russian company that directly and indirectly owns all of the operating companies in the CTC broadcasting group, as well as the cash proceeds from the sale and available cash on hand.

        The CTC group currently operates four Russian television channels and one Kazakh channel:

  •
  CTC—the group's flagship channel, offering entertainment programming for the whole family and principally targeting 10–45 year-old viewers;

  •
  Domashny—a channel principally focused on 25–59 year-old female viewers; Domashny's programming focuses on women's lifestyle programming;

  •
  Che—a channel principally targeting 25–49 year-old viewers and focusing primarily on men's interests, habits and insights, mostly in an ironic style. The core audience is 30–40 year-old men and women who want to know more about men;

  •
  CTC Love—a channel focusing on love and relationships; CTC Love is aimed at young girls and women, and its principal target audience is 11–34 year-old viewers.

  •
  Channel 31—a Kazakh channel principally targeting 6–54 year-old viewers.

        The technical penetration of CTC, Domashny and Che channels is 96.2%, 93.6% and 87.6%, respectively, in Russian cities with more than 100,000 residents, and 94%, 74% and 70%, respectively, in the whole Russian territory. CTC Love is available through cable and satellite and is free-to-air in 5 cities, with penetration of approximately 63.8%.

        The CTC group generates substantially all of its revenues from the sale of television advertising and its national Russian television advertising market share in 2015 was approximately 16.0%. The CTC group also derives revenue through the sale and sublicensing of programming content and through its digital media properties. In addition, CTC International and other channels in the group are available through cable, digital and satellite providers in various countries outside Russia.

        CTC Media was incorporated in 1989 and commenced television operations in 1994, initially broadcasting from our first owned-and-operated station in St. Petersburg to 22 cities across Russia as a "superstation"—a single station that retransmits its signal to remote locations. In 1996, we launched CTC (the Cyrillic acronym for the "Network of Television Stations"), a national network broadcasting by satellite from the group's center in Moscow. CTC Media launched Domashny in March 2005 and acquired Che (formerly called Peretz) and Channel 31 in 2008, and launched CTC Love in 2014.

Audience Shares and Ratings

        The CTC group's Russian advertising revenues are largely driven by audience share (people who are watching a given channel as a percentage of all people watching television at a given time) and ratings (the percentage of the total population that is watching a given channel at a given time). The audience shares and ratings, in turn, depend in large part upon the appeal of the group's programming, and vary depending on the day of the week, time of the day, nature of competitors' programming at any given time, shifting public tastes and interests, and the success of promotional activities.

        The table below presents average audience shares for 2013 through 2015 of the top six TV channels in Russia in terms of audience share, and shows the impact on all large channels of audience fragmentation among smaller, niche channels during this period:

Average Audience Shares (All 4+) of the Top 6 Channels, 2013–2015

	2013	2014	2015
Channel One	14.0%	14.8%	14.0%
Rossiya 1	12.9%	13.2%	12.7%
NTV	12.8%	11.4%	10.3%
TNT	7.2%	6.9%	6.7%
Channel 5	5.7%	5.5%	5.6%
CTC	6.7%	5.9%	4.7%

Average Audience Shares (All 10–45*) of the Top 6 Channels, 2013–2015

	2013	2014	2015
Channel One	11.6%	12.1%	11.5%
Rossiya 1	8.6%	8.3%	7.7%
NTV	9.0%	7.8%	6.7%
TNT	13.1%	13.0%	12.8%
CTC	11.3%	10.2%	8.2%

*
The 10–45 age group is most responsive to advertising and is the target audience for our CTC channel.

        The table below presents the average audience shares for 2013 through 2015 for the CTC group channels:

Average Audience Shares of CTC Group Channels, 2013–2015:

	Average target audience share
	2013	2014	2015
CTC (All 10–45)	11.3%	10.2%	8.2%
Domashny (All 25–59 female)	3.5%	3.3%	3.6%
Che (formerly called Peretz) (All 25–49)	2.4%	2.1%	1.9%
CTC Love (All 11–34)	na	0.6%	1.0%
Channel 31(All 6–54)	13.2%	13.9%	12.9%

Television Station Groups

        The CTC group owns and operates stations in various markets throughout Russia, in some cases together with local joint venture partners. These owned-and-operated stations, together with unmanned repeater transmitters, comprise the CTC, Domashny, Che and CTC Love Television Station Groups. The CTC Television Station Group includes 65 owned-and-operated stations and unmanned repeaters, the Domashny Television Station Group includes 49 owned-and-operated stations and unmanned repeaters, the Che Television Station Group includes 66 owned-and-operated stations and unmanned repeaters, and the CTC Love Television Station Group includes 9 owned-and-operated stations and unmanned repeaters. The owned-and-operated stations and unmanned repeaters broadcast programming received by satellite from the group's channels, including national advertising. Repeater transmitters are installed on local transmission towers and receive the channels' signals by satellite for local broadcast without the need for local personnel or partners or a substantial investment in facilities. In addition, owned-and-operated stations and some unmanned repeaters earn revenues by selling local advertising, which is broadcast during designated windows.

Independent Affiliate Stations

        The CTC group has arrangements with independent affiliate stations, including local cable operators, which allow the independent affiliates to receive and broadcast the channels' programming and national advertising. The CTC group has no ownership interest in the independent affiliates. These independent affiliates benefit from the group's brands and content in selling their own local advertising, and provide the CTC group with a leveraged means of extending the coverage of its channels.

Employees

        The following table sets forth the number of employees of the CTC group as of December 31, 2015, and a breakdown by function.

Total
Senior Administration	3
TV Channels	258
Regional Infrastructure	178
Finance, IR and Legal	155
Organizational Development, Administration, IT and Human Resources	130
Sales	135
Marketing	159
New Media	54
Strategy and Development	13

Total employees	1,085

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

        Our internet address is www.ctcmedia.ru/ctcmediainc/. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

Item 1A.    Risk Factors

        We and our operating businesses face numerous risks. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected.

CTC Media holds only a 25% interest in the operating businesses of the CTC group, and therefore has no control and limited influence over these businesses.

        Prior to the UTH sale in December 2015, we owned 100% of CTC Investments, which directly and indirectly owns all of the operations of the CTC group. Following the UTH sale, we retain only a 25% interest in CTC Investments, which could be diluted to 20% pursuant to the further issuance of interests in CTC Investments to UTH that we have authorized. Given our minority position in this company, we have no ability to control its operations and limited influence over its decisions. In addition, we have no right to cause CTC Investments to pay dividends or other distributions to our company. As a consequence, we have only the limited rights afforded to a minority shareholder under Russian company law, which may provide limited protections.

Following the UTH sale, CTC Media holds a significant amount of cash pending completion of the proposed merger transaction.

        We hold a significant amount of cash following the UTH sale in December 2015. The proceeds of the sale received as at December 31, 2015 were $150.5 million, with an additional $42.5 million received on February 12, 2016. We will continue to hold this cash, together with available cash on hand, pending completion of the proposed merger transaction. Although we expect the merger to complete in the second quarter of 2016, we cannot predict with certainty when this will take place.

        There are risks surrounding our continued holding of a significant amount of cash, including fluctuations in the world economy, changes to the stability or liquidity of international banking markets and the effect of international sanctions. See "—The current geopolitical situation over Ukraine and related international economic sanctions may adversely affect our business, financial condition and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts." Although these risks have not to date affected our cash holdings, these or other developments that affect international banking markets could materially adversely affect our financial position.

The per share consideration in the proposed merger will be based upon the amount of our cash available as of the merger, which is dependent upon the timing of the merger and the cash requirements of our company at that time.

        As previously announced, based on the final purchase price received in the UTH sale, we currently anticipate that the per share merger consideration will be at the lower end of the top half of the range approved by stockholders, which was $1.77 to $2.19. The actual amount of such consideration will depend on the timing of the merger and the anticipated cash reserves that will be appropriate in light of potential liabilities at the time of closing. In addition, we have received confirmation from the U.S. Internal Revenue Service that we are due a tax refund in respect of the 2011 tax year, which will form part of the consideration available to stockholders in the merger. We expect to receive such refund imminently, but have no control over the timing of such receipt, and therefore are unable to predict with certainty the timing of the merger.

Even if the merger is not consummated, our common stock may cease to be traded on the Nasdaq Global Select Market, and we may decide to deregister our common stock under the Exchange Act, which could result in risks for our stockholders.

        Upon consummation of the merger, it is our intention to delist and deregister our common stock. As previously announced, Nasdaq notified us on January 13, 2016 that it had determined to initiate procedures to delist our securities as a result of our failure to hold a 2015 annual meeting of stockholders by December 31, 2015. As a result of such failure, we do not comply with Nasdaq Listing Rule 5620(a) with respect to the annual meeting requirements for continued listing on Nasdaq. We have appealed this determination and Nasdaq has agreed to continue our listing until at least April 15, 2016 to allow us time to complete the proposed merger transaction. If the merger is not completed by that date we intend to seek a further extension of our listing but there can be no assurance that any such extension would be granted.

        In the event that our common stock is voluntarily or involuntarily delisted prior to consummation of the merger, we may also elect to deregister our common stock under the Exchange Act, assuming we meet the other requirements for deregistration. As a result, our stockholders would be subject to the risks of an investment in a private rather than a public company, because the duty to file periodic reports (including annual, quarterly and current reports) with the SEC would be suspended. As such, public information regarding our company may not be readily available.

        Our stockholders also could be adversely affected by the minimal "public float," that is, the number of shares owned by outside shareholders and available for trading, following any delisting. The suspension of our reporting obligations under the Exchange Act may reduce or eliminate any trading market for our shares and may result in further declines in the price of our shares and reduced liquidity in any trading market for our shares.

Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy and have adversely affected television advertising.

        In 2014 and 2015, Russia experienced economic instability characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        The CTC group derives almost all of its revenues from the sale of advertising, which is sensitive to broader economic conditions. The group's revenues may substantially decrease if the economic environment deteriorates in Russia or other CIS countries in which it operates, which would materially adversely affect the operating results of the CTC group.

Decreases in the value of the Russian ruble as compared to the US dollar have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level, or if the ruble depreciates further, our financial results as reported in US dollars may continue to be negatively affected.

        Although our reporting currency is the US dollar, CTC Investments generates almost all of its revenues through the sale of advertising, which in Russia is sold primarily in rubles. The ruble is also the functional currency of CTC Investments and its principal operating subsidiaries. As a result, our reported revenues and results of discontinued operations are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble.

The current geopolitical situation over Ukraine and related international economic sanctions may adversely affect our business, financial condition and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts.

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

        Neither we, nor CTC Investments or any of its Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States, European Union or other lists of sanctioned parties. The shares of our common stock held by Telcrest, however, are blocked property for U.S. sanctions purposes until such time as OFAC authorizes their unblocking. The blocked status of these shares created significant complexity in structuring the UTH sale and subsequent merger transaction, and continues to create operational complexity for our company.

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

A reduction in the CTC group's audience shares and ratings would likely result in a reduction in its advertising revenues.

        The level of advertising revenues that the CTC group receives is directly tied to its audience shares and ratings. If audience shares or ratings were to fall as a result, for example, of competitive pressures, underperformance of key programs, failure to renew licenses, or a change in the method of measuring television audiences, this would likely result in a decrease in advertising revenues, which could be material.

Any US or other foreign judgments that may be obtained against us may be difficult to enforce against us in Russia.

        Although CTC Media is a Delaware corporation, subject to suit in US federal and other courts, our equity investee company CTC Investments is located in Russia, and all of our directors and their assets are located outside the United States. Although arbitration awards are generally enforceable in Russia, judgments obtained in the United States or in other foreign courts, including those with respect to US federal securities law claims, may not be enforceable in Russia. There is no mutual recognition treaty between the United States and the Russian Federation, and no Russian federal law provides for the recognition and enforcement of foreign court judgments. Therefore, it may be difficult to enforce any US or other foreign court judgment obtained against our company, CTC Investments or any of our directors in Russia.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        CTC Media has no owned or leased property. The operating business of the CTC group owns a building in Moscow with office, production and operations space of approximately 3,300 square meters, and leases approximately 9,500 square meters of office space in Moscow.

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

Period	High	Low
2015
First quarter	$5.08	$3.49
Second quarter	$4.73	$2.25
Third quarter	$2.34	$1.56
Fourth quarter	$1.95	$1.59
2014
First quarter	$13.67	$8.50
Second quarter	$11.05	$8.30
Third quarter	$11.45	$6.65
Fourth quarter	$6.50	$4.55

        The closing price for our common stock on December 31, 2015, which is the last business day of our most recently completed fiscal year, was $1.85.

        As of December 31, 2015, there were three holders of record of our common stock. Because many of our shares were held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these holders of record.

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

        Dividends payable to Telcrest of $6.9 million for 2015 were blocked pursuant to applicable U.S. sanctions.

Item 6.    Selected Financial Data.

        You should read the following consolidated financial data in conjunction with our consolidated financial statements, including the related notes, and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations." The results shown herein are not necessarily indicative of the results to be expected for any future periods.

Selected Consolidated Financial Data:

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Expenses:	(7,062)	(5,923)	(6,439)	(6,818)	(5,267)
Foreign currency gains (losses)	(876)	478	(360)	5,477	275
Other non-operating income (loss), net	183	41	(30)	(75)	233
Equity in income of investee companies	—	—	—	—	26

Loss from continuing operations before income tax	(7,755)	(5,404)	(6,829)	(1,416)	(4,733)

Income tax / benefit	2,714	1,891	2,390	498	1,657

Loss from continuing operations	(5,041)	(3,513)	(4,439)	(918)	(3,076)

Income/(loss) from discontinued operations, net of income tax	58,159	96,576	156,779	109,010	(487,201)

Net income/ (loss)	53,118	93,063	152,340	108,092	(490,277)

Net income/ (loss) per share—basic	$0.34	$0.59	$0.97	$0.69	$(3.14)

Net income/(loss) per share—diluted	$0.34	$0.59	$0.97	$0.69	$(3.14)

Net income / (loss) per share from continuing operations—basic	$(0.03)	$(0.02)	$(0.03)	$(0.01)	$(0.02)

Net income / (loss) per share from continuing operations—diluted	$(0.05)	$(0.03)	$(0.03)	$(0.01)	$(0.02)

Net income/ (loss) per share from discontinued operations—basic	$0.37	$0.61	$1.00	$0.70	$(3.12)

Net income/ (loss) per share from discontinued operations—diluted	$0.37	$0.61	$1.00	$0.70	$(3.12)

Weighted average common shares outstanding—basic	157,224,782	157,995,346	156,889,533	155,747,225	156,023,836

Weighted average common shares outstanding—diluted	158,011,659	158,062,250	156,932,452	156,008,428	156,023,836

Dividends declared per share	$0.82	$0.52	$0.63	$0.70	$0.17

Selected Financial Data of Discontinued Operations:

        Below we present selected financial data of our discontinued operations, giving effect to the UTH sale consummated on December 23, 2015, described above.

	Year Ended December 31,
	2011	2012	2013	2014	2015
Operating revenues:	765,438	803,902	831,062	710,426	350,560

Expenses:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization)	(43,372)	(45,021)	(46,351)	(45,281)	(32,569)
Selling, general and administrative (exclusive of depreciation and amortization)	(158,310)	(175,457)	(167,539)	(152,249)	(86,631)
Stock-based compensation benefit (expense)	(18,318)	(4,779)	(1,834)	171	(4,185)
Programming expenses	(291,811)	(316,384)	(338,215)	(299,750)	(199,288)
Depreciation and amortization	(17,498)	(23,948)	(33,116)	(26,082)	(14,302)
Impairment loss	(106,382)	(82,503)	(29,869)	(29,356)	(8,991)

Total operating expenses	(635,691)	(648,092)	(616,924)	(552,547)	(345,966)

Operating income	129,747	155,810	214,138	157,879	4,594
Other non-operating income, net	14,927	14,283	14,187	11,698	2,110
Income from discontinued operations before income tax	144,674	170,093	228,325	169,577	6,704

Income tax benefit/(expense)	(79,117)	(66,764)	(63,725)	(55,283)	36,610

Net income before income attributable to noncontrolling interest	65,557	103,329	$164,600	$114,294	$43,314

Less: income attributable to noncontrolling interest	(7,398)	(6,753)	$(7,821)	$(5,284)	$(1,386)

Loss on disposal, including tax benefit of 7,476:	—	—	—	—	(529,129)

Including loss on reclassification of accumulated other comprehensive losses to earnings	—	—	—	—	(523,755)

Net income (loss) from discontinued operations	$58,159	$96,576	$156,779	$109,010	$(487,201)

Balance Sheet Data:

	2011	2012	2013	2014	2015
Cash and cash equivalents, short-term investments	2,098	16,503	11,439	32,136	209,787
Receivable from UTH	—	—	—	—	42,516
Investment in equity investee	—	—	—	—	87,193
Other non-current assets	—	—	—	28,351	35,623
Assets of discontinued operations	890,062	965,394	948,380	542,902	—
Including:
Cash and cash equivalents; short-term investments	127,466	170,127	199,472	109,500	—
Intangible assets, net	197,472	119,339	90,306	45,969	—
Goodwill	165,566	177,950	135,276	53,627	—
Programming rights, net	199,081	255,292	293,999	185,239	—
Total assets	893,717	985,574	970,976	609,053	378,742
Working capital(1)	197,071	298,313	311,910	173,377	211,912
Dividends blocked under sanctions	—	—	—	27,684	34,605
Liabilities associated with assets of discontinued operations	194,235	220,874	234 630	159,417	—
Total stockholders' equity	697,208	762,926	734,116	417,442	334,728

(1)
Working capital is calculated as total current assets minus total current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Discontinued Operations.

        The following discussion and analysis of our financial condition and results of discontinued operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Introduction

        On December 23, 2015, we closed the sale to UTV-Management LLC ("UTH"), a private television broadcaster in Russia, of a 75% interest in our subsidiary CTC Investments LLC ("CTC Investments"), which in turn owns the Russian and Kazakh operating businesses previously indirectly held by our company. The sale was intended to bring the operating business into compliance with the foreign ownership restrictions of the Russian Mass Media Law, which became effective on January 1, 2016. The total consideration received in connection with the sale was $193.1 million, of which $150.5 million was received at closing. CTC Investments, through its Russian and Kazakh subsidiaries, operates the CTC, Domashny, Che and CTC Love television channels in Russia and Channel 31 in Kazakhstan, as well as other media assets, which we refer to as the "CTC group". The CTC group generates substantially all of its revenues from the sale of television advertising on both a national and regional basis.

        Under accounting principles generally accepted in the United States, we reflect the results of operations of the 75% interest in the CTC group sold to UTH as discontinued operations. The after-tax loss on the sale of the 75% interest is reflected in our financial statements. The remaining 25% non-controlling interest is accounted for under the equity investment method.

        In December 2015, our stockholders approved a previously-announced merger transaction to return value in cash to our stockholders (other than Telcrest, for so long as the shares of our common stock it holds remain blocked property pursuant to applicable sanctions). Upon consummation of the merger, CTCM Merger Sub, Inc., our wholly owned subsidiary, would merge with and into our company, with our company surviving, and each holder of our outstanding common stock as of the effective time of the merger, other than Telcrest, will be entitled to receive cash consideration per share based on the aggregate amount of our available cash as of the time of the merger, net of the cash reserves that will be appropriate in light of potential liabilities at that time. The shares of common stock held by Telcrest would remain outstanding following the merger, and Telcrest would be our sole stockholder. Following the merger, our company would cease to be a publicly traded company. We have received a license from the Office of Foreign Assets Control of the U.S. Treasury Department authorizing the merger transaction. We expect the merger to complete in the second quarter of 2016.

Executive Summary

Summary of Consolidated Financial Information

				Change period-to-period
	Year Ended December 31,
				2014 vs 2013	2015 vs 2014
	2013	2014	2015
	(in thousands)			% USD	% USD
Expenses:	(6,439)	(6,818)	(5,267)	6%	(23)%
Foreign currency gains (losses)	(360)	5,477	275	nm	nm
Other non-operating income (loss), net	(30)	(75)	233	nm	nm
Equity in income of investee companies	—	—	26	—	nm

Loss from continuing operations before income tax	(6,829)	(1,416)	(4,733)	79%	(234)%

Income tax (expense) / benefit	2,390	498	1,657	(79)%	233%

Loss from continuing operations	(4,439)	(918)	(3,076)	79%	(235)%

Income/(loss) from discontinued operations, net of income tax	156,779	109,010	(487,201)	(30)%	nm

Net income/ (loss)	152,340	108,092	(490,277)	(29)%	nm

*
"nm" indicates that the value is not meaningful

        Under accounting principles generally accepted in the United States, we reflect the results of operations of the 75% interest in the CTC group sold to UTH as discontinued operations. The after-tax loss on the sale of the 75% interest in the CTC group is reflected in our financial statements in Loss from discontinued operations. The remaining 25% non-controlling interest is accounted for under the equity investment method. The comparative periods of the consolidated financial statements are based on our historical consolidated financial statements as adjusted to give effect to the sale of the 75% interest in the CTC group to UTH. See Item 8. Financial Statements and Supplementary Data—Note 3, Discontinued operations.

        The financial information of continuing operations presented above mainly represents our company's corporate headquarters expenses. Costs related to the sale of the 75% interest in the CTC group in the amount of $6.9 million are classified in discontinued operations. In addition, we allocated income tax benefit/(expense) to continuing operations based on the pre-tax income/ (losses) of continuing operations and a US income tax rate of 35%. The remaining portion of income tax benefit/(expense) was allocated to discontinued operations (see below).

Summary Financial Information of Discontinued Operations

        Below we provide summary financial information of our discontinued operations, which constituted all of the operating business of the CTC group during the periods presented.

	Year ended December 31,			% of total operating revenues			Change period-to-period
	2013	2014	2015	2013	2014	2015	2014 vs 2013		2015 vs 2014
		(in thousands)		% USD	% USD	% USD	% USD	% RUR	% USD	% RUR
Total operating revenues	$831,062	$710,426	$350,560	100%	100%	100%	(15)%	3%	(51)%	(24)%

Including:
Advertising revenues	805,546	698,111	341,898	97%	98%	98%	(13)%	4%	(51)%	(20)%

Total operating expenses	$(616,924)	$(552,547)	$(345,966)	74%	78%	99%	(10)%	11%	(37)%	(2)%

Including:
Direct operating expenses	(46,351)	(45,281)	(32,569)	6%	6%	9%	(3)%	17%	(28)%	14%
Selling, general and administrative expenses	(167,539)	(152,249)	(86,631)	20%	21%	25%	(9)%	11%	(43)%	(10)%
Programming expenses	(338,215)	(299,750)	(199,288)	41%	42%	57%	(11)%	7%	(34)%	7%
Stock based compensation benefit (expense)	(1,834)	171	(4,185)	0%	0%	1%	(109)%	(121)%	nm	nm
Depreciation and amortization	(33,116)	(26,082)	(14,302)	4%	4%	4%	(22)%	(7)%	(45)%	(11)%
Impairment loss	(29,869)	(29,356)	(8,991)	4%	4%	3%	(2)%	69%	(69)%	(61)%

Operating income	$214,138	$157,879	$4,594	26%	22%	1%	(26)%	(21)%	(97)%	(111)%

Other non-operating income,net	14,187	11,698	2,110				(18)%	24%	(82)%	(83)%

Income before income tax	$228,325	$169,577	$6,704	27%	24%	2%	(26)%	(18)%	(96)%	(109)%

Income tax (expense) / benefit	(63,725)	(55,283)	36,610				(13)%	8%	nm	nm

Consolidated net income	$164,600	$114,294	$43,314	20%	16%	12%	(31)%	(28)%	(62)%	(54)%

Less: Income attributable to noncontrolling interest	$(7,821)	$(5,284)	$(1,386)				(32)%	(6)%	(74)%	(66)%

Loss on disposal, including tax benefit of 7,476:	—	—	(529,129)	—	—		—	—	nm	nm

Loss on disposal of CTC Investments	—	—	(5,374)	—	—		—	—	nm	nm

Loss on reclassification of accumulated other comprehensive losses to earnings	—	—	(523,755)	—	—		—	—	nm	nm

Net income/(loss) from discontinued operations	$156,779	$109,010	$(487,201)	18%	15%	nm	(30)%	(23)%	nm	nm

*
"nm" indicates that the value is not meaningful

        The functional currency of the Russian-domiciled businesses is the Russian ruble and the functional currency of the Kazakhstan-domiciled business is the Kazakh tenge, while our reporting currency is the US dollar. As a result, we translate the results of operations into US dollars using the current exchange rate method. As such, assets and liabilities are translated at the rates of exchange prevailing at the balance sheet dates and revenue and expenses are generally translated at monthly average rates of exchange.

        In 2015, the results of discontinued operations were significantly impacted by the depreciation in the value of the Russian ruble and the Kazakh tenge, as compared to the US dollar. In 2015, the average exchange rates were RUR 61.0 and KZT 225 to $1.00, respectively. The prevailing exchange rates as of December 31, 2015 were RUR 72.8 and KZT 339 to $1.00, respectively. In 2015, the Russian ruble depreciated against the US dollar by 23%, and was on average 37% lower than the average value of the Russian ruble compared to the US dollar during 2014. During the period from December 31, 2015 to March 30, 2016, the Russian ruble slightly appreciated against the US dollar to RUR 68.75 to $1.00. In 2015, the Kazakh tenge depreciated against the US dollar by 46%, and was on average 19% lower than the average value of the Kazakh tenge compared to the US dollar during 2014.

        In 2014, the Russian ruble depreciated against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013. In 2014, the Kazakh tenge depreciated against the US dollar by 16%, and was on average 15% lower than the average value of the Kazakh tenge compared to the US dollar during 2013.

        If the exchange rate between the ruble and the US dollar were to depreciate further, the results of operations of our equity investment in the CTC Group will be materially adversely impacted.

Results of Discontinued Operations

Revenues of discontinued operations

        Total operating revenues decreased by 51% in US dollar terms and 24% in ruble terms when comparing 2015 to 2014. This primarily reflects the estimated decrease in the Russian television advertising market of 14% and a lower year-on-year target audience share of the CTC channel, partially offset by the ability to command favorable advertising prices for target audiences and a higher target audience share of the Domashny channel, as well as increased revenues from other businesses.

        Advertising sales accounted for approximately 98% of total operating revenues in 2015, with advertising sales decreasing by 51% in US dollar terms and 20% in ruble terms when compared to 2014.

        In 2014 and 2015, Russia experienced economic instability and related international economic sanctions, characterized by substantial depreciation of its currency, decline in economic activity, sharp fluctuations of interest rates, a forecasted decline in gross domestic product, and a steep decline in the value of shares traded on its stock exchanges. In 2015, some large advertisers reduced their advertising expenses. As result, in 2015, the overall Russian television advertising market decreased by approximately 14% in ruble terms when compared to 2014. We are cautious about the potential negative impact that continuing economic instability, potentially including continued or additional international economic sanctions, could have on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially, advertising revenues of the Russian and Kazakh businesses may be significantly reduced, materially adversely affecting the results of our equity investment.

        When comparing 2014 to 2013, total operating revenues decreased by 15% in US dollar terms and increased by 3% in ruble terms, primarily reflecting higher sales of CTC and Domashny channels' inventory on a federal level, and greater sponsorship revenues, reflecting the ability to command higher advertising prices for target audiences, partially offset by lower year-on-year target audience share of CTC channel.

        The table below provides certain key statistics about the CTC, Domashny, Che, CTC Love and Channel 31 television channels:

  Audience shares:

	Average target audience share			Average All 4+ audience share
	2013	2014	2015	2013	2014	2015
CTC (Russia)	11.3	10.2	8.2	6.7	5.9	4.7
Domashny (Russia)	3.5	3.3	3.6	2.5	2.4	2.8
Che (Russia)	2.4	2.1	1.9	2.0	1.6	1.4
CTC Love (Russia)	n/a	0.6	1.0	n/a	0.3	0.5
Channel 31 (Kazakhstan)	13.2	13.9	12.9	12.1	12.6	11.5

Expenses of discontinued operations

        Total operating expenses in 2013, 2014 and 2015 were affected by noncash impairment losses of $29.9 million, $29.4 million and $9.0 million, respectively. See "—Impairment loss" below.

        When comparing 2015 to 2014, total operating expenses decreased by 37% in US dollar terms and 2% in ruble terms, respectively, excluding impairment losses, mainly due to increases in programming expense (discussed below). When comparing 2014 to 2013, total operating expenses decreased by 10% in US dollar terms and increased by 11% in ruble terms, excluding impairment losses, of which 4pp and 3pp, respectively, in ruble terms related to increases in programming and selling, general and administrative expenses.

        Direct operating expenses decreased by 28% in US dollar terms and increased by 14% in ruble terms when comparing 2015 to 2014, largely reflecting an increase of 8pp in ruble terms in digital transmission costs for CTC and Domashny channels in connection with the rollout plan for the second multiplex which began in March 2013 and annual increases in analog transmission costs, an increase of 5pp in ruble terms in salaries and benefits costs as the result of increased compensation, mainly at CTC channel, as well as increased payroll taxes. When comparing 2014 to 2013, direct operating expenses decreased by 3% in US dollar terms and increased by 17% in ruble terms, largely reflecting an increase of 10pp in ruble terms in digital transmission costs for CTC and Domashny channels pursuant to the rollout plan for the second multiplex and annual increases in analog transmission costs, an increase of 4pp in ruble terms in salaries and benefits costs and an increase of 4pp in ruble terms in integrated sponsorship and royalty costs.

        Selling, general and administrative expenses decreased by 43% year-on-year in US dollar terms and 10% in ruble terms when comparing 2015 to 2014, primarily reflecting decreased compensation payable to Vi due to lower revenues, which reflects the decrease in the Russian television advertising market in 2015. When comparing 2014 to 2013, selling, general and administrative expenses decreased by 9% year-on-year in US dollar terms and increased by 11% in ruble terms, primarily reflecting a 3pp increase in ruble terms in salaries and benefits costs as the result of annual salary raises and a 3pp increase in ruble terms in compensation to Vi.

        Programming expenses decreased by 34% year-on-year in US dollar terms and increased by 7% in ruble terms when comparing 2015 to 2014, reflecting the joint effect of airing more expensive foreign content at CTC channel and certain write-offs of content in 2015 as the result of a revision in the channel's programming strategy, partially offset by lower spending at Domashny and Che channels, reflecting the efficiencies in the cost of Russian content. When comparing 2014 to 2013, programming expenses decreased by 11% year-on-year in US dollar terms and increased by 7% in ruble terms, reflecting the effect of airing more expensive foreign content at CTC channel, increases in the cost and volume of high-rating Russian series at Che channel, as well as increases in programming expenses at Domashny.

        Depreciation and amortization expenses decreased by 45% in US dollar terms and 11% in ruble terms when comparing 2015 to 2014, and decreased by 22% in US dollar terms and 7% in ruble terms when comparing 2014 to 2013. Depreciation and amortization expenses include the amortization of analog broadcasting licenses due to a reassessment of their useful lives from indefinite to finite as a result of the planned transition to digital broadcasting in Russia and Kazakhstan. The decrease in depreciation and amortization expenses primarily reflects the decrease in amortization expense of our analog broadcasting licenses as the result of a change in the estimate of their remaining economic lives in 2014. The estimated useful lives of analog broadcasting licenses is subject to availability of further information about the transition to digital broadcasting, which could require the CTC group to revise amortization expense on a prospective basis.

        Impairment loss of $8.9 million in 2015 relates to Che goodwill and broadcasting licenses, reflecting the decrease in cash flow projections in response to a more conservative forecast for the advertising market for 2016 and thereafter, and increased uncertainty in the medium-term due to macroeconomic and political headwinds, as well as to the write-off of CTC and Domashny cable connections that was triggered by the new must-carry law that became effective in 2015. Impairment loss of $29.4 million in 2014 related to Che goodwill, reflecting a decrease in cash flow projections in response to a more conservative forecast for the advertising market, and increased uncertainty in the medium-term due to macroeconomic and political headwinds. Impairment loss of $29.9 million in 2013 related to goodwill allocated to the in-house production unit, reflecting downward revisions of long-term cash flow projections as a result of the restructuring of in-house production.

        Due to the reasons discussed above and excluding the effect of impairment loss, the operating income from discontinued operations decreased by 97% in US dollar terms and 111% in ruble terms to $4.6 million for the full year (2014: $157.9 million; 2013: $214.1 million).

        Other non-operating income primarily represents interest income earned on cash balances and short-term investments and foreign currency gains.

        Income tax.    Income tax benefit/(expense) of discontinued operations represents provisions for Russian and Kazakh income taxes and allocations of income tax benefits (provisions) from continuing operations. These allocations mainly relate to deferred taxes from undistributed earnings in the Russian businesses.

        Loss on disposal.    At December 23, 2015, we recognized loss from disposal in connection with the sale of the 75% interest in the CTC group in the amount of $5.3 million (including transaction costs of $6.9 million). We measured this loss as the difference between consideration received of $193.1 million, the fair value of the remaining 25% interest in CTC group of $89.5 million and the carrying values, net of impairments, when applicable, of the respective net assets sold. In addition, loss on disposal includes accumulated other comprehensive loss related to the Russian and Kazakh businesses reclassified to earnings at the date of sale, in the amount of $523.8 million.

  Key Factors Affecting Results of Operations

        Sale transaction—On December 23, 2015, we completed the sale of a 75% interest in CTC Investments, which in turn owns all of the Russian and Kazakh businesses of the CTC group, to UTV-Management LLC ("UTH"), a private television broadcaster in Russia. The sale was intended to bring the operating business into compliance with the foreign ownership restrictions of the Russian Mass Media Law, which became effective on January 1, 2016. The total consideration received in connection with the sale was $193.1 million. CTC group operates CTC, Domashny, Che and CTC Love television channels in Russia and Channel 31 in Kazakhstan, which generate substantially all of their revenues from the sale of television advertising on both a national and regional basis. Following the sale, we retain only a 25% interest in CTC Investments, which was accounted for as an equity investment. Given our minority position in this company, we have no ability to control its operations.

        Economic environment—The results of the CTC group are affected primarily by the overall demand for and consequent pricing of television advertising, the limited supply of television advertising time, the ability to deliver a large share of viewers with desirable demographics, and the availability and cost of quality programming. In 2014 and 2015, Russia experienced economic instability characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a decline in the gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Additionally, because Russia produces and exports large amounts of oil, its economy is particularly vulnerable to the price of oil on the world market and recent substantial decreases in international oil prices have adversely affected and may continue to adversely affect its economy.

        As a result of the current economic instability and any potential further deterioration in the Russian economy, total television advertising spending in Russia may be adversely affected which, in turn, would materially adversely affect the results of our discontinued operations. See also "Item 1A. Risk Factors—Geopolitical and macroeconomic events have adversely affected and created uncertainty and instability in the Russian economy and have adversely affected television advertising" and "—Decreases in the value of the Russian ruble as compared to the US dollar have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level, or if the ruble depreciates further, our financial results as reported in US dollars may continue to be negatively affected."

        Both the United States and the European Union, as well as other countries, have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea, as well as "sectoral" sanctions affecting specified types of transactions with named participants in certain industries, including named Russian financial institutions, and sanctions that prohibit most commercial activities by U.S. and E.U. persons in Crimea. Neither we nor CTC Investments, nor any of its Russian subsidiaries or other operations or assets, are a target of current sanctions and we do not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukraine crisis. The current situation in Ukraine has negatively affected sublicensing sales of certain programming in that country and has also had a broader impact on the macroeconomic environment of the region. These factors, in conjunction with overall macroeconomic weakness, may adversely affect the business of our discontinued operations. See "Item 1A. Risk Factors—The current geopolitical situation regarding Ukraine and related international economic sanctions may adversely affect our business, financial condition and results of operations, and will require us to employ significant time and resources to ongoing compliance efforts".

        The supply of television advertising time is limited by Russian legislation. As a result, the CTC group is only able to increase revenues by delivering larger audience shares and by increasing the price of advertising. Current Russian law limits the amount of time that a broadcaster may devote to advertising to no more than 15% of any broadcasting hour. In Kazakhstan, the maximum airtime available for advertising is limited to no more than 20% of total broadcasting time each day. The continued success of advertising sales depends largely on the ability to attract a large share of the key target audiences, especially during primetime. The ability to attract the key target audiences in turn depends in large part on the ability to broadcast quality programming. The CTC group faces strong competition from other television broadcasters for programming content, and must continue to strive to air programming that addresses evolving audience tastes and trends in television broadcasting.

        Exchange Rate—The reported results of the CTC group are also materially impacted by currency fluctuations. Our reporting currency is the US dollar. Substantially all of the revenues of our discontinued operations, however, are generated in rubles, with a smaller portion generated in the Kazakh tenge. In 2015, as discussed above, the Russian ruble depreciated against the US dollar by 23%, and was on average 37% lower than the average value of the Russian ruble compared to the US dollar during 2014. In addition, in 2015, the National Bank of Kazakhstan devalued the Kazakh tenge by 86% against the US dollar and, as a result, the Kazakh tenge depreciated by 46% during 2015. During the period from December 31, 2015 to March 30, 2016, the Russian ruble slightly appreciated against the US dollar to RUR 68.75 to $1.00. If the exchange rate between the ruble and the US dollar were to further depreciate, the revenues and operating results of our discontinued operations, as reported in US dollars, will be materially adversely affected. The current situation in Ukraine, and related international economic sanctions, have the potential to further negatively impact the value of the Russian ruble.

        Television Advertising Sales—The CTC group generates substantially all of its revenues from the sale of television advertising on both a national and regional basis. Its internal advertising sales house, EvereST-S, serves as the exclusive advertising sales agent for substantially all national and regional advertising sales, with the exception of advertising sales to local clients of a number of owned-and-operated regional stations. EvereST-S places advertising with advertisers and their agencies under direct sales arrangements.

        The cooperation model with Vi provides for the licensing of specialized advertising software by Vi to the internal sales house, as well as the provision by Vi of related software maintenance, analytical support and consulting services. In particular, Vi provides detailed analyses of the Russian television market, including audience share and advertising market dynamics. Under the terms of this agreement, the CTC group pays Vi both fixed license fees for the use of the software package and variable service fees, which depend on the amount of services rendered. The aggregate amount of compensation payable is calculated on the basis of Russian national and regional advertising sales with the exception of advertising sales to several local clients of regional stations. The overall effective rate of compensation payable to Vi in 2014 and 2015 was approximately 11% of the CTC group's Russian TV advertising revenues.

        In addition to the agreement between the internal sales house and Vi described above, a number of the group's owned-and-operated regional stations have signed agency agreements with local subsidiaries of Vi with respect to advertising sales to local clients. Under the terms of such agreements, group companies pay Vi a commission fee set as a percentage of the actual gross revenues received from advertising sales by the relevant local station. The aggregate headline commission payable to Vi under such agreements annually is 12% of the regional station's total gross advertising revenues, including VAT.

        The group also has an agreement with Vi for the placement of advertising on Channel 31, expiring in 2016. Under the Channel 31 agreement, the commission rate payable is fixed at 12% of gross advertising sales.

        The level of advertising revenues that the CTC group receives is directly tied to audience shares and ratings. Audience share represents the audience attracted by a channel as a proportion of the total audience watching television. Ratings represent the number of people watching a channel (expressed as a proportion of the total population measured). Because advertisers often seek to reach particular demographic groups, including particular ages and genders, they will often base their advertising placement decisions on ratings among such groups, rather than among the overall population. The CTC group places CTC's advertising on the basis of the ratings in CTC's target audience, the 10-45 year-old demographic; Domashny's advertising on the basis of the ratings in Domashny's target audience, 25-59 year-old female viewers; Che's advertising on the basis of the ratings in Che's target audience, 25-49 year-old viewers; and CTC Love's advertising on the basis of the ratings in CTC Love's target audience, 11-34 year-old viewers. There is strong competition among the Russian channels for audience and ratings. See "Item 1A. Risk Factors—A reduction in the CTC group's audience shares and ratings would likely result in a reduction in its advertising revenues".

        Generally, the ability to grow revenues depends primarily on increases in the price of the CTC group's advertising, demand for advertising and ability to increase the advertising inventory by increasing audience shares, as well as overall television viewership. Because of the current economic instability and international economic sanctions, the prices and sellout rates may decrease, which in turn would negatively impact our revenues from discontinued operations. See "—Economic environment" above. The ability to increase advertising inventory at the national level depends upon the success in increasing audience share, which in turn increases the number of gross ratings points (GRPs) the CTC group has available to sell. See also "Item 1A. Risk Factors—A reduction in the CTC group's audience shares and ratings would likely result in a reduction in its advertising revenues".

        Television advertising sales vary over the course of the year. Overall television viewership is lower during the summer months and highest in the first and fourth quarters. Seasonal fluctuations in consumer patterns also affect television advertising expenditures. Approximately 32%, 30% and 33% of total advertising revenues in ruble terms, or approximately 31%, 25% and 31% of total advertising revenues as reported in US dollar terms, were generated in the fourth quarter of 2013, 2014 and 2015, respectively.

        Transition to digital broadcasting—The Russian government has launched a federal program to introduce digital broadcasting throughout Russia. The government's plan called for digital broadcasting to be introduced in stages, with several packages of digital signals, or "multiplexes", to be launched over time. The government determined the channels (principally state-controlled channels) that were included in the first digital multiplex. In December 2012, an additional 10 channels, including CTC and Domashny channels, were selected for inclusion in the second digital multiplex. Given the terms and fees associated with participation in the second multiplex, the CTC group expects to encounter certain risks and uncertainties in the execution of CTC and Domashny channels' business models.

        In March 2013, the CTC group entered into 10-year transmission agreements with the Russian Television and Radio Network ("RTRS"). Under the terms of these agreements, RTRS will ultimately provide to CTC and Domashny, as well as other broadcasters in the second multiplex, all services required for the channels to broadcast their signals in digital format throughout Russia to more than approximately 140 million viewers, once the rollout of digital broadcasting is complete throughout the territory of the Russian Federation. In July 2014, the CTC group amended these agreements with RTRS to better reflect the planned rollout schedule and to amend the financial terms of participation in the second multiplex in light of RTRS's current implementation timeframes, the funds needed to provide services in regions as they become operational, and the financial support required for the build-out of the infrastructure for a comprehensive digital platform throughout the Russian Federation by 2018. RTRS is initially launching digital broadcast services in the second multiplex in cities with populations of more than 50,000 people ("50+ coverage"). The CTC group's digital transmission expense for 2015 related to broadcasting in the 50+ coverage cities amounted to $3.5 million for CTC and Domashny channels in aggregate.

        In addition, the CTC group expects to continue incurring analog transmission costs during the analog-to-digital transition period. In 2015, the CTC group incurred approximately $15 million of such expenses for all channels in aggregate. Increased revenues from higher anticipated geographical penetration from digital broadcasting may not sufficiently compensate for the increased costs associated with transmission and broadcast equipment upgrades.

Critical Accounting Policies, Estimates and Assumptions

        The accounting policies affecting the financial condition and results of our operations are described in our consolidated financial statements for the year ended December 31, 2015. The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of profits and losses during the reporting period. Significant estimates in the accompanying financial statements relate to the estimates related to determination of the financial result from the sale of a 75% interest in the CTC group to UTH on December 23, 2015, which included the determination of carrying value of net assets as of the date of sale and determination of the fair value of the remaining 25% participation interest in these net assets which are accounted for under the equity method at the date of sale and at December 31, 2015. In addition, significant estimates include the determination of the carrying value of the net assets of the Russian and Kazakh businesses in 2015, and in preparation of the financial statements for 2013 and 2014, and the related estimated fair value of our reporting units and their long-lived assets in determining impairment losses; the amortization method for programming rights and valuation of programming reserves; the useful lives of tangible and intangible assets; impairment of goodwill; valuation of intangible assets and long-lived assets; and estimates of contingencies. Also, we used significant estimates and assumptions in determining stock-based compensation, estimates of income taxes in relation to the Company's interpretation of current tax laws, in particular, in estimation of US taxes and related foreign tax credits, and possible outcomes of current and future audits conducted by tax authorities.

        We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluate the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Consolidated Financial Position

  Cash and cash equivalents, receivable from UTH

        The increase in cash and cash equivalents and receivable from UTH from December 31, 2014 to December 31, 2015 primarily relates to receipt of consideration received in connection with the sale of 75% in CTC group of $193.1 million, of which $150.5 million was received at closing, and dividends upstreamed from the CTC group during 2015 prior to sale. Based on the final price determination, additional cash consideration of $42.5 million was received on February 12, 2016. This amount was classified as a receivable from UTH as of December 31, 2015.

  Investment in equity investee

        As of December 31, 2015, following the sale transaction described above, we account for our remaining 25% interest in CTC Investments under the equity method. See Note 1 to our consolidated financial statements. At the date of closing the sale, we recorded our share in the net assets of CTC Investments at the estimated fair value of $89.5 million.

  Other non-current assets and dividends blocked under sanctions

        On March 14, 2014, the Office of Foreign Assets Control of the U.S. Department of Treasury ("OFAC") designated Bank Rossiya as a Specially Designated National and Blocked Person ("SDN") for the purposes of U.S. economic sanctions. As of that date, Bank Rossiya directly or indirectly owned more than 50% of Telcrest Investments Limited ("Telcrest") and Telcrest was accordingly also considered an SDN for the purposes of U.S. sanctions at such time. As a result, the shares of our common stock, among other property, of Telcrest that were in the possession or control of our company or Computershare, our transfer agent, were reported to OFAC as blocked property pursuant to applicable sanctions requirements. We declared dividends to Telcrest in 2015 and prior years, which cumulatively equalled $27.7 million and $34.6 million at December 31, 2014 and 2015, respectively, which were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access until such time as OFAC authorizes their unblocking. These funds are classified as other non-current assets at December 31, 2014 and 2015.

Liquidity and Capital Resources

  Cash flows

        Below is a summary of our cash flows during the periods indicated:

	2013	2014	2015
	(in thousands)
Net cash provided by operating activities	$186,562	$105,349	$24,826
Net cash provided by (used in) investing activities	(63,398)	33,175	186,715
Net cash used in financing activities	(143,925)	(115,445)	(30,871)

        Our net cash flows from operating activities were $186.6 million, $105.3 million and $24.8 million in 2013, 2014 and 2015, respectively. Substantially all of our cash flows from operating activities are derived from advertising revenues of the CTC group. The advertising revenues of the CTC group were $806.5 million, $699.1 million and $341.9 million in 2013, 2014 and 2015, respectively. Our most significant use of cash in relation to operating activities throughout the periods under review was primarily attributable to the acquisition of programming of the CTC group. Cash expenditures for the acquisition of programming were $378.0 million, $364.4 million and $183.7 million in 2013, 2014 and 2015, respectively. When comparing the periods under review, our net cash flows from operating activities in US dollar terms were significantly affected by the depreciation of the Russian ruble against the US dollar, as described above. When comparing 2014 to 2015 in ruble terms, the decrease in net cash flows from operating activities primarily represents lower cash receipts from advertising revenues as result of decreased sales, partially offset by the timing effect of lower spending on the acquisition of programming and payments for operating costs. When comparing 2013 to 2014 in ruble terms, the decrease in net cash flows from operating activities primarily represents higher spending on the acquisition of programming, with the aim of securing the Russian channels' libraries for their 2015 grids, and the decrease in sublicensing revenues, which was not fully offset by the increase in advertising revenues.

        Our cash provided by investing activities in 2015 primarily represents net proceeds from the sale of 75% of CTC group to UTH. In addition, our cash provided by investing activities include net receipts from cash deposits of $91.8 million, and payments for capital expenditures of $3.9 million. In 2014, our cash provided by investing activities primarily represented net receipts from cash deposits of $41.8 million. In addition, we spent $5.8 million for capital expenditures and $2.8 million for the acquisition of Caramba TV and a broadcasting station. In 2013, we placed cash deposits of $56.6 million in Russian banks and spent $6.3 million for capital expenditures and $0.5 million for acquisitions of new broadcasting stations.

        Cash used in financing activities includes net proceeds from or settlement of our overdraft, exercises of stock options, repurchases of our common stock and payments of dividends. In 2015, our cash used in financing activities primarily includes payments of dividends in the amount of $20.4 million to our stockholders, $2.3 million in dividends paid to minority shareholders of our subsidiaries and $6.9 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions. In 2014, our cash used in financing activities primarily includes payments of dividends in the amount of $81.3 million to our stockholders, $5.5 million in dividends paid to minority shareholders of our subsidiaries and $27.7 million increase in other non-current assets which represents dividends to one of our stockholders that were blocked pursuant to US sanctions. In 2013, cash used in financing activities includes payments of dividends in the amount of $98.8 million to our stockholders, $6.4 million in dividends paid to minority shareholders of certain of our subsidiaries, repurchases of our common stock of $29.7 million and net settlement of $9.5 million bank overdraft and loans.

  Recently Issued Accounting Pronouncements

        We have considered all recently issued accounting pronouncements and disclosed the ones that could be material to our financial statements in the notes to our consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Foreign currency exchange risk

        Because our reporting currency is the U.S. dollar and the functional currency of CTC Investments and its principal operating subsidiaries is the Russian ruble, our reported results are impacted by fluctuations in the exchange rate between the U.S. dollar and the Russian ruble. During 2015, the value of the Russian ruble depreciated against the U.S. dollar by 23% to RUR 72.88 to $1.00 as of December 31, 2015. This exchange rate was on average 37% lower than the average value of the Russian ruble compared to the U.S. dollar in 2014. This depreciation had a material negative impact on our reported results of operations for the twelve months ended December 31, 2015. During the period from January 1, 2016 to March 30, 2016, the value of the Russian ruble slightly appreciated further against the US dollar to RUR 68.75 to $1.00.

        Additionally, given that substantially all of CTC Investments' revenues are generated in rubles, we face exchange rate risk relating to operating expenses that CTC Investments incurs in currencies other than the Russian ruble, primarily US dollar payments for non-Russian produced programming.

        For the year ended December 31, 2015, if the value of the ruble compared to the U.S. dollar had been, on average, 10% lower than it actually was, we would have reported decreases in operating revenues and expenses of discontinued operations of approximately $32 million and $25 million, respectively.

        As of December 31, 2015, substantially all our cash and cash equivalents are kept in U.S. dollar bank accounts at Raiffeisen Bank Austria.

        See also "Item 1A. Risk Factors—Decreases in the value of the Russian ruble as compared to the US dollar have negatively impacted our reported revenues and operating results. If the exchange rate between the ruble and the US dollar remains at its current level, or if the ruble depreciates further, our financial results as reported in US dollars may continue to be negatively affected."

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item may be found beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

        During the three month period ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2015. This assessment was performed under the direction and supervision of our chief executive officer and chief financial officer, and utilized the framework established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on that evaluation, we concluded that as of December 31, 2015, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLC, our independent registered public accounting firm. Their report may be found below.

Report of Independent Registered Public Accounting Firm

        The Board of Directors and Stockholders of CTC Media, Inc and subsidiaries

        We have audited CTC Media, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CTC Media, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, CTC Media, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CTC Media, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of CTC Media, Inc. and subsidiaries and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 31, 2016

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following is a list of persons serving as our directors and executive officers, as of December 31, 2015 and as of the date hereof:

Name	Age	Title	Start of Term
Jean-Pierre Morel	65	Director	April 2012
		Chief Executive Officer & Chief Financial Officer	December 23, 2015
Angelo Codignoni	68	Co-Chairman of the Board of Directors	June 2011
Natasha Tsukanova	49	Co-Chairman of the Board of Directors	March 2015
Tamjid Basunia	69	Director	June 2006
Irina Gofman	45	Director	July 2008
Werner Klatten	70	Director	June 2006
Kaj Gradevik	44	Director	March 2015
Alexander Pentya	30	Director	November 2013
Timur Weinstein	42	Director	January 2013

        There are no family relationships among any of our executive officers or directors.

        Jean-Pierre Morel.    Mr. Morel joined our Board of Directors in April 2012, and was appointed to serve as Chief Executive Officer and Chief Financial Officer at the closing of the UTH sale on December 23, 2015. Mr. Morel is a partner at EKWATA Consulting and Acceleration, Ltd. From 2007 to 2008, Mr. Morel was deputy general manager at TF1. From 1997 to 2007, he was chief financial officer and general manager for finance administration and information technology at TF1 Publicité. From 1990 to 2007, he was deputy general manager and chief financial officer at TF1. Mr. Morel served on the board of directors of TF1 Video and TF1 Enterprise, Teleshopping from 1992 to 2005 and was a director at e-TF1 from 1999 to 2001. Mr. Morel was chairman of the board of directors of EuroSport from 1993 to 2000. Prior to that, he was chief financial officer of ETDE. Mr. Morel holds a MBA from ESCP Europe (Paris). He is also a chartered accountant and holds a degree from the Kellogg School of Management.

        Angelo Codignoni.    Mr. Codignoni has served as a member of the CTC Media Board of Directors since 2011. Mr. Codignoni is President of S.A.M. Acceleration Management Solutions. Mr. Codignoni has almost 30 years of experience in television, media and advertising, including the creation and management of television networks in Europe and Asia. From 1996 to 2006, he served as President and Chief Executive Officer of EUROSPORT SA, Europe's largest sports television network. Mr. Codignoni currently serves on the boards of directors of several privately-held companies, including CJSC "ABR Management". Mr. Codignoni graduated with a degree in economics from Universita Cattolica del Sacro Cuore in Milan, Italy. Mr. Codignoni was originally designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders' agreement.

        Natasha Tsukanova.    Ms. Tsukanova has served as a member of our Board of Directors since March 2015. Ms. Tsukanova is the Founder and Managing Director of Xenon Capital Partners, a financial advisory firm focused on Russia and the CIS. Ms. Tsukanova previously served as Head of Investment Banking Russia/CIS at J.P. Morgan, having joined the Oil and Gas Team with J.P. Morgan in London in 1997. Ms. Tsukanova is also a member of the Executive Board of Kerogen Capital, an Asia-based oil and gas private equity fund. Ms. Tsukanova holds Ph.D. and M.A. Degrees in Economics from Moscow State University and an MBA (Honours) from INSEAD, and was a Pew Scholar at Harvard University. Ms. Tsukanova was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders' agreement.

        Tamjid Basunia.    Mr. Basunia has served as a member of our Board of Directors since 2006. Mr. Basunia was a partner at PricewaterhouseCoopers L.L.P. for more than 20 years until his retirement in December 2005, working in London, Eastern Europe, the Middle East and, for 11 years, the Russian Federation. Since 2008, Mr. Basunia has served as a non-executive director and Chairman of the Audit Committee of Promsvyaz Bank, a privately owned bank in Russia.

        Irina Gofman.    Ms. Gofman has served as a member of our Board of Directors since 2008. Ms. Gofman has been CEO of MTG World group of companies since January 2016, and served as CEO of MTG-Russia and CIS and Pay TV Emerging Markets from 2008 to 2015. Ms. Gofman has a Ph.D. in Philology from Moscow State University and an MBA from Babson College. Ms. Gofman was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders' agreement.

        Werner Klatten.    Mr. Klatten has served as a member of our Board of Directors since 2006. Mr. Klatten is currently chairman of the supervisory board of Deutsche Sporthilfe. Mr. Klatten studied jurisprudence and began his career practicing law in Hamburg, Germany.

        Kaj Gradevik.    Mr. Gradevik has served as a member of our Board of Directors since March 2015, and previously served as a member of our Board of Directors from 2002 to 2009. Mr. Gradevik currently manages his own financial advisory and consultancy firm. He previously served as Vice President and Head of M&A for TeliaSonera, Europe's fifth largest telecommunications company, from 2010 to 2012. Mr. Gradevik holds a Master's Degree of Political Science from Uppsala University in Sweden. Mr. Gradevik was designated to serve as a member of the CTC Media Board of Directors by MTG, pursuant to our stockholders' agreement.

        Alexander Pentya.    Mr. Pentya has served as a member of our Board of Directors since 2013. He has served since 2012 as Vice President and Head of the Management Reporting and Investment Projects department at ABR Management, the corporate management company for the Bank Rossiya group. Mr. Pentya graduated from the St. Petersburg State University Faculty of Economics. Mr. Pentya was designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders' agreement.

        Timur Weinstein.    Mr. Weinstein has served as a member of our Board of Directors since 2013. Mr. Weinstein is a shareholder and chairman of the board of directors of WeiT Media, a production company he founded in 2009. Mr. Weinstein graduated from Azerbaijan State Medical University in 1996 with a degree in psychiatry and from the Russian Institute of TV Workers in 1998 with a degree in TV directing. Mr. Weinstein was designated to serve as a member of the CTC Media Board of Directors by Telcrest, pursuant to our stockholders' agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act ("Section 16(a)") requires executive officers, directors, and stockholders who beneficially own more than ten percent (10%) of the Company's stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the SEC and any national securities exchange on which our securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the SEC's regulations to furnish us with copies of all Section 16(a) forms they file. There were no late filings of Section 16(a) reports during 2015 by our executive officers and directors who were serving as of December 31, 2015.

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

Board Determination of Independence

        Under applicable Nasdaq rules, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

        Our Board of Directors determined that, with the exception of Timur Weinstein and Jean-Pierre Morel, none of our directors serving in 2015 had a relationship that would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director and, therefore, that each was an "independent director" as defined under Nasdaq Rule 4200(a)(15). Our Board of Directors did not reach this determination with respect to Timur Weinstein in light of his relationship with WeiT Media, which has ongoing agreements with CTC Media for the provision of production services. Mr. Morel ceased to be independent upon his appointment as our Chief Executive Officer and Chief Financial Officer on December 23, 2015. In determining the independence of our directors, our Board of Directors considered each of the transactions discussed in "Certain Relationships and Related Party Transactions" below.

Board of Directors Meetings and Attendance

        Our Board of Directors met 12 times during 2015. During 2015, each director then serving attended in person or by phone at least 75% of the aggregate of the total number of meetings of our Board of Directors and the total number of meetings of all standing committees of our Board of Directors on which he or she served.

Committees of our Board of Directors

        Our Board of Directors established three principal standing committees—Audit, Compensation and Nominating and Corporate Governance—each of which operated under a charter that has been approved by our Board of Directors. In addition, during 2014 our Board of Directors formed a Compliance Committee and an Advisory Committee, and in 2015 formed a Special Committee.

        Our Board of Directors has determined that all of the members of each of our Board of Directors' standing committees were independent as defined under the rules of the Nasdaq Stock Market, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

        The members of our Audit Committee during 2015 were Messrs. Basunia, Klatten and Morel. Our Board of Directors has determined that Tamjid Basunia is an "audit committee financial expert" as defined by applicable SEC rules. Our Audit Committee met seven times in 2015. Mr. Morel resigned from the Audit Committee upon his appointment as an executive officer on December 23, 2015.

        The members of our Compensation Committee during 2015 were Mr. Codignoni, Ms. Gofman and Mr. Morel. The Compensation Committee met formally twice. The Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K. Mr. Morel resigned from the Compensation Committee upon his appointment as an executive officer on December 23, 2015.

        The members of our Nominating and Corporate Governance Committee during 2015 were Mr. Codignoni, Ms. Tsukanova and Mr. Klatten. Our Nominating and Corporate Governance Committee met once in 2015.

        The members of our Compliance Committee during 2015 were Messrs. Gradevik (Chairman), Basunia, Klatten and Morel. None of the members of the Compliance Committee is a director designated by Telcrest. The Compliance Committee was formed in March 2014 in light of the Ukraine-related sanctions imposed by the United States and the European Union.

        The members of our Special Committee during 2015 were Messrs. Klatten (chairman), Basunia and Morel. Mr. Morel resigned from the Special Committee upon his appointment as an executive officer on December 23, 2015. The Special Committee was formed in July 2015 in connection with the proposed UTH sale and subsequent merger.

Item 11.    Executive Compensation

        The following tables set forth certain information concerning the compensation for each of the last three fiscal years of all persons serving as Chief Executive Officer or Chief Financial Officer during 2015, and for two other persons who were the next two most highly compensated executives of the CTC Media group during 2015. These persons are referred to as our "named executive officers".

        All salaries and bonuses are denominated and paid in Russian rubles (RUR), except as otherwise stated. In presenting the equivalent dollar amounts of ruble compensation expenses, we have used the monthly average exchange rate of RUR 31.85 to $1.00 for 2013, RUR 38.42 to $1.00 for 2014, and RUR 60.96 to $1.00 for 2015. The exchange rate between the Russian ruble and the U.S. dollar as reported by the Central Bank of the Russian Federation on March 30, 2016 was RUR 68.75 to $1.00.

2015 SUMMARY COMPENSATION TABLE

(RUR in thousands)

Name and Principal Position	Fiscal year	Salary	Bonus(1)	Equity Awards(2)	Performance- Based Cash Bonuses under Non-Equity Incentive Plan(3)	All Other compensation(4)	Total
Yuliana Slashcheva	2015	64,861	—	1,469		3,534	69,864
Chief Executive Officer	2014	31,997	31,780	27,623	37,394	3,570	132,364
	2013	10,360	7,963	3,213	—	1,235	22,771
Stanislav Ploschenko	2015	10,914	—	—	—	1,575	12,489
Chief Financial Officer	2014	0,391	—	—	—	0,056	0,447
	2013	—	—	—	—	—	—
Lika Blank	2015	12,424	19,212	1,897	—	0,315	33,848
General Producer	2014	8,457	2,000	11,515	2,466	0,258	24,696
	2013	—	—	—	—	—	—
Julia Moskvitina	2015	8,800	—	2,530	—	8,619	19,949
Head of Sales	2014	8,658	2,500	14,485	4,990	0,333	30,965
	2013	9,282	499	4,390	2,994	321	17,486

2015 SUMMARY COMPENSATION TABLE

(U.S. Dollars)

Name and Principal Position	Fiscal Year	Salary	Discretionary Bonus(1)	Equity Awards(2)	Performance- Based Cash Bonuses under Non- Equity Incentive Plan(3)	All Other Compensation(4)	Total
Yuliana Slashcheva	2015	1,063,993	—	24,101	—	57,972	1,146,066
Chief Executive Officer	2014	832,821	523,726	718,970	588,800	92,920	2,757,237
	2013	325,261	250,000	100,886	—	38,790	714,937
Stanislav Ploschenko	2015	179,035	—	—	—	25,837	204,872
Chief Financial Officer	2014	10,177	—	—	—	1,458	11,635
	2013	—	—	—	—	—	—
Lika Blank	2015	203,806	315,157	31,122	—	5,167	555,252
General Producer	2014	220,120	52,056	299,702	64,185	6,704	642,767
	2013	—	—	—	—	—	—
Julia Moskvitina	2015	144,357	—	41,496	—	141,388	327,241
Head of Sales	2014	225,351	65,070	377,017	129,870	8,659	805,967
	2013	291,416	15,666	137,840	93,996	10,062	548,980

(1)
The amounts in this column reflect discretionary cash bonuses.

(2)
The amounts in this column reflect the grant date fair value of restricted stock units awarded under the Equity Incentive Plan. These amounts do not represent the actual amounts paid or realized for these awards in the years indicated. Please see "Stock-Based Compensation" in note 2 and note 15 to the financial statements included in our annual report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of the assumptions used in valuing options and stock awards. In 2015, in connection with the Company's Management Incentive Plan, which provided for the payment of cash bonuses of up to $6 million to specified senior executives in connection with the UTH sale, awards under the Equity Incentive Plan were terminated. The 2015 amounts in this column reflect the incremental fair values, computed as of the modification date with respect to the modified awards. See also "—Compensation Payments Made in Connection with UTH Sale", below.

(3)
The amounts in this column reflect annual performance-based cash bonuses.

(4)
The amount in this column consists of car-and-driver related expenses, disability insurance premiums, family medical insurance premiums (for Yuliana Slashcheva only) and severance paid to Julia Moskvitina in amount of $117,318.

Current CEO and CFO

        Mr. Morel was appointed to serve as Chief Executive Officer and Chief Financial Officer of our company effective upon the closing of the UTH sale on December 23, 2015. The previous senior management team of the group remained with CTC Investments and its subsidiaries as of closing.

        Mr. Morel received no compensation in his capacity as an executive officer in 2015. Our Board of Directors has approved a fixed salary for Mr. Morel of $25,000 per month in 2016, in addition to the fee he earns in his capacity as a member of the Board of Directors (described below).

Compensation Payments made in Connection with UTH Sale

        The following is a discussion of the payments made to the named executive officers in connection with the sale to UTH.

        In April 2015, our Board of Directors adopted our 2015 management incentive plan, or MIP, which was subsequently amended in October 2015. The purpose of the MIP was to encourage the retention of the key personnel of our company and our subsidiaries in light of the substantial uncertainty regarding our group's future, and the significant risk of management departures in light of attempted recruitment by competitors, following the adoption of the amended Mass Media Law.

        As originally adopted, the total cash pool available under the MIP was $10 million. As amended, the total cash pool available under the MIP in connection with the UTH sale was $6 million. An additional $4 million has been retained by CTC Investments and its subsidiaries following the UTH sale, as a retention tool for participants in respect of 2016.

        A total of 28 executives and key employees were eligible for payments under the MIP in connection with the UTH sale. All allocations were determined based on a formula that reflected the relative size of an individual's equity awards previously granted under our equity compensation arrangements. The entitlements vested upon the closing of the UTH sale. Any RSUs held by such participants, whether then vested or exercisable, terminated immediately prior to payment under the plan.

        The following tables set forth information regarding the compensation paid to each of our named executive officers under the MIP:

Name	MIP
Yuliana Slashcheva	$801,776
Stanislav Ploschenko	$189,718
Lika Blank	$360,799
Julia Moskvitina	$427,208

        In addition, in April 2015 our Board of Directors amended the terms of RSUs held by persons not covered by the 2015 Management Incentive Plan to provide that awards that are vested at the time of a change in control transaction will become fully exercisable in connection with such change in control transaction.

Death, Disability, Resignation or Retirement

        None of our named executive officers would have been eligible for any cash payment in the event of his or her death or termination of employment due to disability, resignation or retirement as of December 31, 2015.

Director Compensation

        In 2015, each member of our Board of Directors received annual fees of $125,000 for service as a director (pro-rated for their periods of service). The Co-Chairmen of our Board of Directors received an additional $85,000 per year. Each chairman of a committee of our Board of Directors (other than the Special Committee) received an additional $30,000 in 2015. All directors were reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and its committees. No equity awards were granted to any of our directors in 2015. In addition, additional fees of $50,000 per year were paid to directors serving as members of our Compliance Committee and/or Advisory Committee. The members of the Special Committee, which was formed on July 4, 2015, received a total of $200,000 in fees for service on such committee; the chairman of the special committee also received an additional $40,000 for such service.

        The table below sets forth certain information concerning our 2015 compensation of our directors.

DIRECTOR COMPENSATION FOR 2015 FISCAL YEAR

Name(1)	Fees Earned or Paid in Cash	All Other Compensation ($)	Total ($)
Angelo Codignoni	210,000	—	210,000
Tamjid Basunia	405,000	—	405,000
Irina Gofman	125,000	—	125,000
Kaj Gradevik	144,841	12,280	157,121
Mathias Hermansson(1)	27,063	—	27,063
Werner Klatten	445,000	9,122	454,122
Jørgen Madsen Lindemann(2)	36,666	—	36,666
Jean-Pierre Morel	405,000	15,729	420,729
Alexander Pentya	125,000	—	125,000
Natasha Tsukanova	191,236	88,027	279,263
Timur Weinstein	125,000	—	125,000

(1)
Mr. Hermansson was appointed to the Board effective September 24, 2014 and resigned from the Board effective March 5, 2015.

(2)
Mr. Lindemann was appointed Co-Chairman of the Board effective September 24, 2014 and resigned from the Board effective March 5, 2015.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee in place in 2015 consisted of Mr. Codignoni, Ms. Gofman and Mr. Morel. None of these members, nor any other director serving as a member during 2015, was, at any time, an officer or employee of CTC Media or any subsidiary of CTC Media, and none of them had any relationship with CTC Media requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), other than Mr. Morel, who resigned from such committee upon his appointment as an executive officer as of December 23, 2015. No executive officer of CTC Media serves, or has served, as a member of the Board of Directors or Compensation Committee (or other committee serving an equivalent function) of any other entity which has one or more executive officers serving as a member of CTC Media's Board of Directors or Compensation Committee.

Compensation Discussion and Analysis

Introduction

        The Compensation Committee of our Board of Directors in place during 2015 established our overall compensation policies and administered the compensation programs in respect of our executive officers.

        The members of our Compensation Committee during 2015 were Mr. Morel (chairman), Mr. Codignoni and Ms. Gofman. Mr. Morel resigned from such committee upon his appointment as an executive officer as of December 23, 2015. As board members designated by our two largest stockholders, which together hold the majority of our capital stock, Mr. Codignoni and Ms. Gofman were uniquely positioned to ensure that our compensation programs are structured so as to align the interests of our executives with those of our stockholders. The Compensation Committee did not engage any independent compensation consultants in respect of 2014 or 2015.

        Our then-serving CEO was also actively involved in the executive compensation review process for 2015. Our CEO reviewed the performance of each of the executive officers (other than herself) and made recommendations to the Compensation Committee regarding the salary, bonus and long-term incentive awards for each executive officer other than herself. Our CEO, together with her executive team, set the salary levels of other non-executive members of management. Although the salaries of non-executive employees were set by management, the Compensation Committee monitored and oversaw the overall level, composition and structure of compensation across the group in 2015.

        Our compensation programs were designed to provide remuneration at a level and in a manner that would allow us to attract and retain capable executives to operate in our highly specialized field, particularly in the challenging circumstances faced by our company in 2015. In determining total compensation packages for an executive, we considered the executive's qualifications and experience, scope of responsibilities and potential for taking on additional responsibilities, the goals and objectives established for the executive, the executive's past performance, compensation levels at comparable companies, and internal pay equity. We also considered the Company's overall financial and operating performance and the challenging circumstances faced in 2015. We did not have any formal policy or target for allocating between long-term and short-term compensation or between cash and different forms of non-cash compensation, but sought an appropriate mix of base and performance-linked cash compensation, and between cash and equity incentives. Our Compensation Committee held numerous formal and informal discussions in late 2014 and 2015 to review our executives' performance and to recommend appropriate bonus awards in respect of 2014, and to consider compensation levels and performance goals for 2015.

Compensation Components

        Our executive compensation packages in 2015 and prior years included the following:

  •
  Base salary;

  •
  Discretionary bonuses awarded in unique circumstances;

  •
  Annual performance-based cash bonuses;

  •
  Equity and equity-based incentive awards; and

  •
  Other compensation.

Base Salary

        Our Compensation Committee sought to establish base salaries for each position and level of responsibility that were competitive with those for executive officers in similar positions at comparable Moscow-based companies. For details relating to the base salaries of our named executives, see "—Executive Compensation—2015 Summary Compensation Table".

Annual Performance-Based Cash Bonuses

        The executive officers and some of the non-executive employees were eligible for annual performance-based cash bonuses in 2015 and prior years. The maximum potential bonuses were generally set as a percentage of base salary; with respect to sales personnel, annual cash bonuses were generally tied to the achievement of specific advertising sales targets. For 2015, executive bonuses were originally tied to the achievement of specified performance objectives. Upon adoption of the Management Incentive Plan (described above), the opportunity to achieve performance bonuses was replaced by such plan for the senior members of the executive team. The Compensation Committee also retained discretion to award bonuses on a case-by-case basis.

Equity Incentives

        The Compensation Committee approved as of March 24, 2015 the grant of additional RSUs to certain employees, including an additional 30,000 RSUs to Yuliana Slashcheva, an additional 20,000 RSUs to Julia Moskvitina, and an additional 100,000 RSUs to Stanislav Ploschenko. These grants and other outstanding RSU awards held by members of the senior executive team were terminated in accordance with the Management Incentive Plan, which provided for the payment of cash bonuses to specified senior executives in connection with the UTH sale.

Other Compensation

        As is common for companies based in Moscow, we provide certain of our executives with the exclusive use of cars and/or drivers. For details relating to the cost to us of providing this perquisite, see "—Executive Compensation—2015 Summary Compensation Table".

Section 162(m)

        The Internal Revenue Service, pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally disallows a tax deduction for compensation in excess of $1.0 million paid to our CEO and to each other officer (other than the CEO and CFO) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our three most highly paid executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. All of our employees are based outside the United States. We do not seek a deduction on our United States tax returns for such compensation paid to them by our Russian subsidiaries. In those cases in which some or all of an employee's compensation is allocated to our U.S. parent company and in connection with which we do seek a deduction, we have chosen to structure the compensation without regard to Section 162(m).

Advisory Vote on Executive Compensation

        The most recent stockholder advisory vote on the regular compensation for our executive officers required under the federal securities laws was held on May 19, 2014. The majority of the votes cast on such proposal were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company's proxy statement dated April 30, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Beneficial Ownership

        The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015 by:

  •
  each person, entity or group of affiliated persons or entities known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

  •
  each of our directors;

  •
  each named executive officer; and

  •
  all of our directors and executive officers as a group.

        The address for each director and executive officer of the Company is: c/o CTC Media, Inc., 31A Leningradsky Prospekt, Moscow, 125284 Russia.

Name and Address of Beneficial Owner(1)	Number of Outstanding Shares of Common Stock Beneficially Owned, Including Vested Equity Awards	Percentage of Common Stock Outstanding
5% stockholders
MTG Russia AB(2)	60,008,800	38.44%
Skeppsbron 18, Box 2096
SE-10313 Stockholm, Sweden
Telcrest Investments Limited(3)	39,548,896	25.33%
Themistokli Dervi
3 Julia House
1066, Nicosia Cyprus
Mittleman Brothers, LLC(4)	11,719,982	7.51%
105 Maxess Road, Suite 207
Melville, NY 11747
Directors
Angelo Codignoni	—	—
Natasha Tsukanova	—	—
Tamjid Basunia	—	—
Kaj Gradevik	—	—
Irina Gofman	—	—
Werner Klatten	—	—
Jean-Pierre Morel	—	—
Alexander Pentya(5)	39,548,896	25.33%
Timur Weinstein	—	—
Named Executive Officers
Yuliana Slashcheva	2,778	*
Stanislav Ploschenko	—	—
Jean-Pierre Morel	—	—
Lika Blank	—	—
Julia Moskvitina(6)	95,834	*
All directors and named executive officers as a group (13 persons)(5)(6)	39,647,508	25.40%

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

(2)
Based solely on Schedule 13D filed with the Securities and Exchange Commission by MTG Russia AB ("MTG Russia") on August 14, 2007, as amended on May 13, 2011 and May 20, 2011, MTG Russia directly owned 60,008,800 shares of common stock of CTC Media. Modern Times Group

  MTG AB, a Swedish public company, Skeppsbron 18 Box 2094, SE-103 13, Stockholm, Sweden, by virtue of its indirect ownership of 100% and control of MTG Russia, may be deemed to share beneficial ownership of, and the power to vote and the power to dispose of, these shares of common stock held by MTG Russia.

(3)
Based solely on a Schedule 13D filed with the Securities and Exchange Commission by Telcrest Investments Limited ("Telcrest") on June 1, 2011, as amended on September 7, 2012, March 26, 2014 and September 25, 2015. Telcrest was formed for the purpose of acquiring and holding the shares of common stock of CTC Media.

(4)
Based solely on Schedule 13G filed with the Securities and Exchange Commission by Mittleman Brothers, LLC on February 11, 2016.

(5)
Consists of 39,548,896 shares held by Telcrest. Mr. Pentya is a director of Telcrest. Mr. Pentya disclaims beneficial ownership of the shares held by Telcrest, except to the extent of his pecuniary interest therein.

(6)
Consists of options vested as of December 31, 2015.

        To our knowledge, there are no voting trusts or similar arrangements among any of the foregoing persons or entities with respect to the voting of shares of our common stock.

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

        All related party transactions are reviewed and approved by our Audit Committee. In approving or rejecting a related party transaction, our Audit Committee considers the relevant facts and circumstances, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director's independence. Our Audit Committee applies a standard of commercial reasonableness to related party transactions.

Transactions with Related Parties, Major Stockholders and their Affiliates

        The following is a description of the transactions that we or the CTC group have engaged in or that have remained in place since January 1, 2015 with our directors, executive officers, holders of more than 5% of our capital stock, and their respective affiliates. In each case, we determined the transaction prices in negotiation with the counterparty.

Transactions of continuing operations:

        Telcrest—Dividends declared to Telcrest amounted to $6.9 million in 2015. Such dividends were blocked pursuant to applicable U.S. sanctions.

        Modern Times Group MTG AB ("MTG")—We enter into certain transactions with the MTG group for the sale of program rights. For the year ending December 31, 2015, these transactions amounted to approximately $0.6 million. Dividends declared and paid to MTG Russia AB amounted to $10.5 million in 2015.

        Xenon Capital Partners—On July 28, 2015, the special committee of our board of directors engaged Xenon, a financial advisory firm, as its financial advisor to assist the special committee in reviewing, analyzing and executing the sale and merger transactions described above. Natasha Tsukanova, the Co-Chairman of our board of directors, who was originally appointed to serve on our board of directors by MTG pursuant to the stockholders agreement that was then in place, is a founder and managing director of Xenon. The amount paid to Xenon for financial advisory services in 2015 totalled $1.5 million.

Transactions of discontinued operations:

        Transactions with Entities Related to Telcrest—Certain beneficial owners of Telcrest have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV, TRK 5 and Art Pictures (which are not targets of international economic sanctions). In 2015, CTC group acquired programming content from these entities for approximately $15 million.

        Transaction with WeiT Media—CTC group has entered into several production agreements with WeiT Media, a television production house that is 49% owned by Timur Weinstein, a member of our Board of Directors. The total amount paid to WeiT Media was approximately $3.4 million in 2015.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm Fees

        The following table summarizes the fees of Ernst & Young LLC, our independent registered public accounting firm, billed to us for each of the last two fiscal years. Fees were denominated and paid in Russian rubles (RUR).

	in RUR
	2014	2015
Audit Fees(1)	33,420,000	34,815,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	442,650	—
All Other Fees(4)	569,440	2,747,365

Total Fees	34,432,090	37,562,365

	in USD
	2014	2015
Audit Fees(1)(5)	$594,045	$513,647
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$7,868	$—
All Other Fees(4)(5)	$10,122	$40,534

Total Fees(5)	$612,035	$554,181

(1)
Audit fees for 2014 and 2015 were for professional services provided for the audit of our consolidated annual financial statements including the audit of internal control over financial reporting and quarterly reviews of the condensed consolidated financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q or services normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under "Audit Fees". These services relate to advice related to accounting and reporting standards.

(3)
Tax fees consist of fees for tax advice and tax planning services.

(4)
All other fees include fees for annual subscriptions, training and various consulting including market salary observation consulting.

(5)
The 2015 USD fees are based on the 2015 RUR fees converted at the prevailing exchange rate on March 29, 2016 of RUR 67.78 to $1.00.

Audit Committee's Pre-Approval Policy and Procedures

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

        The Audit Committee has considered and determined that the provision of the non-audit services noted in the foregoing table is compatible with maintaining Ernst & Young LLC's independence. During fiscal years 2014 and 2015, no services were provided to CTC Media by Ernst & Young LLC other than in accordance with the pre-approval policies and procedures described above.

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

(b)   Exhibits

        Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Stockholders of CTC Media, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of CTC Media, Inc. and subsidiaries ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLC
Moscow, Russia
March 31, 2016

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of US dollars, except share and per share data)

	December 31,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 5)	$6,136	$209,787
Short-term investments (Note 5)	26,000	—
Receivable from UTH (Note 5)	—	42,516
Taxes reclaimable	4,771	3,065
Other current assets	893	558
Assets of discontinued operations (Note 3)	320,278	—

TOTAL CURRENT ASSETS	$358,078	$255,926

INVESTMENTS IN EQUITY INVESTEES (Note 6)	—	87,193
OTHER NON-CURRENT ASSETS (Note 5)	28,351	35,623
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 3)	222,624	—

TOTAL ASSETS	$609,053	$378,742

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	4,510	4,196
Dividends blocked under sanctions (Notes 5 and 8)	27,684	34,605
Deferred tax liabilities (Note 7)	—	5,213
Liabilities associated with assets of discontinued operations (Note 3)	152,507	—

TOTAL CURRENT LIABILITIES	$184,701	$44,014

NON-CURRENT LIABILITIES associated with assets of discontinued operations (Note 3)	6,910	—
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock; $0.01 par value; shares authorized 175,772,173; shares issued: December 31, 2014 and 2015—158,210,719)	1,582	1,582
Additional paid-in capital	496,905	493,201
Retained earnings	385,643	(132,685)
Accumulated other comprehensive loss	(444,591)	(2,318)
Less: Common stock held in treasury, at cost (December 31, 2014—2,448,553 shares; December 31, 2015—2,106,865 shares) (Note 8)	(29,115)	(25,052)
Non-controlling interest	7,018	—

TOTAL STOCKHOLDERS' EQUITY	$417,442	334,728

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$609,053	$378,742

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands of US dollars, except share and per share data)

	Year Ended December 31,
	2013	2014	2015
EXPENSES:	(6,439)	(6,818)	(5,267)
FOREIGN CURRENCY GAINS (LOSSES)	(360)	5,477	275
OTHER NON-OPERATING INCOME (LOSS), net	(30)	(75)	233
EQUITY IN INCOME OF INVESTEE COMPANIES	—	—	26

Loss from continuing operations before income tax	(6,829)	(1,416)	(4,733)

INCOME TAX (EXPENSE) / BENEFIT (Note 7)	2,390	498	1,657

LOSS FROM CONTINUING OPERATIONS	(4,439)	(918)	(3,076)

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, net of income tax (Note 3)	156,779	109,010	(487,201)

NET INCOME/ (LOSS)	152,340	108,092	(490,277)

Net income/ (loss) per share—basic	$0.97	$0.69	$(3.14)

Net income/(loss) per share—diluted	$0.97	$0.69	$(3.14)

Net income / (loss) per share from continuing operations—basic	$(0.03)	$(0.01)	$(0.02)

Net income / (loss) per share from continuing operations—diluted	$(0.03)	$(0.01)	$(0.02)

Net income/ (loss) per share from discontinued operations—basic	$1.00	$0.70	$(3.12)

Net income/ (loss) per share from discontinued operations—diluted	$1.00	$0.70	$(3.12)

Weighted average common shares outstanding—basic	156,889,533	155,747,225	156,023,836

Weighted average common shares outstanding—diluted	156,932,452	156,008,428	156,023,836

Dividends declared per share	$0.63	$0.70	$0.17

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of US dollars)

	Year Ended December 31,
	2013	2014	2015
Net Income (Loss)	$160,161	$113,376	$(490,277)
Other Comprehensive Loss, net of tax:
Foreign Currency Translation Adjustment	(56,258)	(321,590)	(81,482)

Reclassification to earmings of cumulative translation loss related to discontinued operations (Note 3)	—	—	523,755

Total Other Comprehensive Income (Loss)	(56,258)	(321,590)	442,273

Total Comprehensive Income (Loss)	$103,903	$(208,214)	$(48,004)

Less: Total comprehensive income attributable to the non-controlling interest	(7,715)	(3,946)	—

Total Comprehensive Income (Loss) attributable to CTC Media, Inc. stockholders	$96,188	$(212,160)	$(48,004)

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of US dollars)

	Year Ended December 31,
	2013	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$160,161	$113,376	$(490,277)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit) expense	6,191	8,814	(56,026)
Depreciation and amortization	33,116	26,082	14,315
Programming expenses	338,703	300,134	199,309
Stock-based compensation expense (benefit)	1,834	(171)	4,185
Loss on disposal of CTC Investments (Note 3)	—	—	529,129
Equity in loss (income) of unconsolidated investees	(1,266)	713	(134)
Foreign currency gains	(1,658)	(9,166)	(1,102)
Impairment loss	29,869	29,356	8,991
Changes in operating assets and liabilities:
Trade accounts receivable	(3,799)	13,691	9,344
Prepayments	(1,646)	(8,741)	(9,821)
Other assets	4,370	2,928	13,907
Accounts payable and accrued liabilities	1,406	7,083	1,846
Deferred revenue	2,231	1,763	6,087
Other liabilities	(6,040)	(5,945)	(13,737)
Dividends received from equity investees	1,124	1,075	428
Payments for multiplex	—	(11,261)	(7,965)
Acquisition of programming and sublicensing rights	(378,034)	(364,382)	(183,653)

Net cash provided by operating activities	186,562	105,349	24,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of discontinued operations (Note 3)	—	—	98,868
Acquisitions of property and equipment and intangible assets	(6,336)	(5,775)	(3,908)
Acquisitions of businesses, net of cash acquired	(461)	(2,840)	—
Receipts from (Investments in) deposits, net	(56,601)	41,790	91,755

Net cash provided by (used in) investing activities	(63,398)	33,175	186,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(29,727)	—	—
Proceeds from exercise of stock options	454	—	—
Settlement of overdraft and loans, net	(9,469)	(874)	(1,300)
Increase in other non-current assets (Note 5)	—	(27,684)	(6,921)
Dividends paid to stockholders	(98,768)	(81,340)	(20,350)
Dividends paid to noncontrolling interest	(6,415)	(5,547)	(2,300)

Net cash used in financing activities	(143,925)	(115,445)	(30,871)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,846)	(15,817)	(8,719)

Net increase/(decrease) in cash and cash equivalents	(24,607)	7,262	171,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,181	30,574	37,836

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,574	$37,836	$209,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$639	$413	$195
Income tax paid	$66,724	$48,231	$18,140

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands of US dollars, except share data)

	Common stock		Treasury stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in capital	Retained Earnings		Non-controlling interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE AT DECEMBER 31, 2012	158,160,719	$1,582	—	$—	$491,925	$333,003	$(68,187)	$4,603	$762,926

Stock-based compensation from option awards	—	—	—	—	1,743	—	—	—	1,743
Stock options exercised	50,000	0	—	—	454	—	—	—	454
Repurchase of common stock	—	—	(2,500,000)	(29,727)	—	—	—	—	(29,727)
Foreign currency translation adjustment	—	—	—	—	—	—	(56,152)	(106)	(56,258)
Net income	—	—	—	—	—	152,340	—	7,821	160,161
Dividends declared	—	—	—	—	—	(98,768)	—	(6,415)	(105,183)

BALANCE AT DECEMBER 31, 2013	158,210,719	$1,582	(2,500,000)	$(29,727)	$494,122	$386,575	$(124,339)	$5,903	$734,116

Stock-based compensation from option awards and common stock issued from treasury stock upon RSU exercise	—	—	51,447	612	2,783	—	—	—	3,395
Foreign currency translation adjustment	—	—	—	—	—	—	(320,252)	(1,338)	(321,590)
Net income	—	—	—	—	—	108,092	—	5,284	113,376
Non-controlling interest	—	—	—	—	—	—	—	2,716	2,716
Dividends declared	—	—	—	—	—	(109,024)	—	(5,547)	(114,571)

BALANCE AT DECEMBER 31, 2014	158,210,719	$1,582	(2,448,553)	$(29,115)	$496,905	$385,643	$(444,591)	$7,018	$417,442

Stock-based compensation from option awards and common stock issued from treasury stock upon RSU exercise	—	—	341,688	4,063	(3,704)	(780)	—	—	(421)
Foreign currency translation adjustment	—	—	—	—	—	—	(81,482)	(3,234)	(84,716)
Net loss	—	—	—	—	—	(490,277)	—	1,386	(488,891)
Discontinued operations	—	—	—	—	—	—	523,755	(2,870)	520,885
Dividends declared	—	—	—	—	—	(27,271)	—	(2,300)	(29,571)

BALANCE AT DECEMBER 31, 2015	158,210,719	$1,582	(2,106,865)	$(25,052)	$493,201	$(132,685)	$(2,318)	$—	$334,728

The accompanying notes are an integral part of these financial statements.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION AND BASIS OF PRESENTATION

        CTC Media, Inc. (the "Company") is a Delaware corporation that, until December 23, 2015, directly or indirectly owned 100% of the shares of a series of Russian legal entities that operate the CTC group business in Russia and Kazakhstan.

        On December 23, 2015, the Company closed the sale of a 75% interest in its wholly-owned subsidiary CTC Investments LLC ("CTC Investments"), which in turn owns the CTC group's Russian and Kazakh businesses ("CTC Group"), to UTV-Management LLC ("UTH"), a private television broadcaster in Russia. The sale was intended to bring the operating business into compliance with the foreign ownership restrictions of the Russian Mass Media Law, which became effective on January 1, 2016. The total gross consideration received in connection with the sale was $193.1 million, of which $150.5 million was received at closing (see Note 12). The CTC Group operates the CTC, Domashny, Che and CTC Love television channels in Russia and Channel 31 in Kazakhstan. These channels generate substantially all of their revenues from the sale of television advertising on both a national and regional basis. Subsequent to December 23, 2015, the Company has only one operating segment, which is its investment in CTC Investments.

        The Company's stockholders approved the sale of the 75% interest in CTC Investments to UTV-Management at a special meeting of stockholders held on December 17, 2015. At the special meeting, the stockholders also approved the issuance of an additional, new participation interest in CTC Investments to UTV-Management or its affiliate following the closing of the sale. This additional participation interest has not been issued to date, but if issued would result in UTV-Management (together with its affiliate) holding 80% of CTC Investments.

        Under accounting principles generally accepted in the United States, the Company reflects the results of operations of the 75% of the Russian and Kazakh businesses sold to UTH as discontinued operations. The after-tax loss on the sale of the 75% interest in CTC Investments to UTV-Management is reflected in the Company's financial statements. The remaining 25% non-controlling interest is accounted for under the equity investment method. The comparative periods of the consolidated financial statements are based on the Company's historical consolidated financial statements as adjusted to give effect to the sale of the 75% interest in CTC Investments to UTV-Management. See also Notes 3 and 6.

        As of December 31, 2015, the Company's stockholders included MTG Russia AB, a Swedish company that is 100% indirectly owned by Modern Times Group MTG AB, a Swedish listed company, which held approximately 38% of the Company's outstanding common stock; Telcrest Investments Limited, a Cypriot limited company ("Telcrest") that we understand is indirectly beneficially owned by Russian entities and individuals, which held approximately 25% of the Company's outstanding common stock; and a number of public stockholders, which we understand include numerous US and European investors, which together held the remaining approximately 36% of the Company's outstanding common stock.

        In December, 2015, the Company's stockholders have also approved a previously-announced merger transaction to return value in cash to the Company's stockholders (other than Telcrest, for so long as it remains subject to sanctions). Upon consummation of the merger, CTCM Merger Sub, Inc., the Company's wholly owned subsidiary, would merge with and into the Company, with the Company surviving, and each holder of the Company's outstanding common stock as of the effective time of the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

1.     ORGANIZATION AND BASIS OF PRESENTATION (Continued)

merger, other than Telcrest, will be entitled to receive cash consideration per share based on the aggregate amount of the Company's available cash as of the time of the merger, based on the final purchase price under the sale transaction and the cash reserves that will be appropriate in light of potential liabilities. The shares of common stock held by Telcrest would remain outstanding following the merger, and Telcrest would be the Company's sole stockholder. Following the merger, the Company would cease to be a publicly traded company. The merger is subject to the receipt of a license from the Office of Foreign Assets Control of the U.S. Treasury Department, which had not been received as of December 31, 2015, as well as the determination of the per-share merger consideration by the Company's Board of Directors and the satisfaction of other closing conditions. The Company expects the merger to complete in the second quarter of 2016.

        Both currently and as of December 31, 2015, there are no plans or practical possibility due to applicable U.S. sanctions to sell and/or distribute to Telcrest the net assets which will remain after completion of merger or to wind up and liquidate the Company. Accordingly, these financial statements were prepared applying the going concern assumption. Nonetheless, once and if the Company shares held by Telcrest are no longer blocked pursuant to applicable sanctions, such decisions may be taken and the Company may be required to report its net assets on a liquidation basis.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        As described in Note 1, as of December 31, 2015, the Company accounts for the remaining equity interest in the Russian and Kazakh businesses of the CTC group under equity method. See also Notes 3 and 6.

        The principal entities included in the accompanying financial statements and CTC Media, Inc.'s beneficial ownership interests in these entities as of December 31, 2013, 2014 and 2015 are presented in the table below:

	2013	2014	2015**
Russian Channels
CTC Network	100.0%	100.0%	25%
Domashny Network	100.0%	100.0%	25%
Che Network*	100.0%	100.0%	25%
CTC-Region	100.0%	100.0%	25%
CTC-St. Petersburg	80.0%	80.0%	20%
Domashny—St. Petersburg	100.0%	100.0%	25%
Che—St. Petersburg*	100.0%	100.0%	25%
Kazakhstan Channel
Channel 31 Group	60.0%	60.0%	15%

*
Che TV channel is using the frequency band previously used by Peretz. In November, 2015 Peretz channel was relaunched in a new format as Che.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

**
Since 2015, all Russian channels and Channel 31 are controlled by an intermediate Russian holding company, CTC Investments, 75% of which was sold by the Company to UTH in December 2015. See Note 1.

Use of Estimates

        The preparation of financial statements in conformity with the accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of profits and losses during the reporting period. Significant estimates in the accompanying financial statements relate to the estimates related to determination of the financial result from the sale of a 75% interest in the Russian and Kazakh businesses of the CTC group to UTH on December 23, 2015 (see Note 1), which included the determination of carrying value of net assets as of the date of sale and determination of the fair value of the remaining 25% participation interest in these net assets which are accounted for under equity method at the date of sale and at December 31, 2015. See also Notes 3 and 6. In addition, significant estimates include the determination of the carrying value of the net assets of the Russian and Kazakh businesses in 2015, and in preparation of the financial statements for 2013 and 2014, and the related estimated fair value of the Company's reporting units and their long-lived assets in determining impairment losses; the amortization method for programming rights and valuation of programming reserves; the useful lives of tangible and intangible assets; impairment of goodwill; valuation of intangible assets and long-lived assets; and estimates of contingencies. Also, the Company used significant estimates and assumptions in determining stock-based compensation, estimates of income taxes in relation to the Company's interpretation of current tax laws, in particular, in estimation of US taxes and related foreign tax credits, and possible outcomes of current and future audits conducted by tax authorities.

        The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making changes in estimates from time to time, and evaluates the estimates on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

Foreign Currency Translation

        In 2013, 2014 and 2015, the functional currency of the Company's businesses domiciled in Russia was the Russian ruble, and the functional currency of the Channel 31 Group was the Kazakh tenge. The Company's reporting currency is the US dollar. Translation of financial statements into US dollars has been performed using the current rate method. As such, assets and liabilities related to Russian and Kazakh businesses were translated at the rates of exchange prevailing at the balance sheet dates; and results of operations were translated at monthly average rates of exchange. Stockholders' equity was translated at the applicable historical rates.

Cash and Cash Equivalents; Short-Term Investments and Other Non-current assets

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On March 14, 2014, the Office of Foreign Assets Control of the U.S. Department of Treasury ("OFAC") designated Bank Rossiya as a Specially Designated National and Blocked Person ("SDN") for the purposes of U.S. economic sanctions. As of that date, Bank Rossiya directly or indirectly owned more than 50% of Telcrest Investments Limited ("Telcrest") and Telcrest was accordingly also considered an SDN for the purposes of U.S. sanctions at such time. As a result, the shares of the Company's common stock, among other property, held by Telcrest that were in the possession or control of the Company or Computershare, the Company's transfer agent, were reported to OFAC as blocked property pursuant to applicable sanctions requirements. On September 25, 2015, Telcrest notified the Company that, as a result of two transactions with third parties relating to its share capital, it was no longer 50% or more owned, directly or indirectly, in the aggregate by one or more SDNs, including Bank Rossiya. Nonetheless, all property of Telcrest in the Company's possession or control (including the Company's shares and dividends payable to Telcrest) remains blocked property until such time as OFAC authorizes its unblocking or Bank Rossiya is removed from the SDN list.

        On March 5, 2014, April 29, 2014, July 25, 2014, October 27, 2014 and March 4, 2015, the Company's Board declared a dividend to stockholders. The Company paid the declared dividends on March 28, 2014, June 26, 2014, September 25, 2014, December 23, 2014 and March 26, 2015. However, dividends totalling $34,605 otherwise payable to Telcrest were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access until such time as OFAC authorizes their unblocking. These funds are classified by the Company as other non-current assets at December 31, 2014 and 2015.

Tax Provisions

        Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and the bases as reported in the financial statements, as well as the tax benefits of net operating loss carry forwards which are expected to be realized. The Company records valuation allowances related to the tax effects of deductible temporary differences and loss carry forwards when, in the opinion of management, it is more likely than not that the respective tax assets will not be realized. Changes in the Company's assessment of the probability of realization of deferred tax assets may affect the Company's effective income tax rate.

        The Company records temporary differences related to investments in its Russian and Kazakh businesses. As of December 31, 2015 these temporary differences consist primarily of undistributed earnings that the Company does not plan to permanently reinvest in operations outside the U.S. The level of sophistication and expertise with respect to complex tax laws is continually evolving both on the part of tax professionals and the taxing authorities. The Company is a US legal entity. As a result, the Company's tax filing positions in the US are substantially impacted by the Company's interpretation of tax law and how the Company applies it in determining US taxes payable and deferred tax liabilities. While the Company believes it has made, and continues to make, reasonable judgments in determining its tax filing positions in each jurisdiction in which the Company is subject to tax, views may differ as to the determination of its tax obligations. These judgments may ultimately be subjected to examination by the tax authorities and further revisions may be required in the Company's estimates. See also Note 7, Income Taxes.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant policies applied to the Russian and Kazakh businesses (See Note 3)

        Programming Rights—Programming rights are stated at the lower of their unamortized cost or net realizable value. The Company reported an asset and liability for the rights acquired and obligations incurred at the commencement of the licensing period when the cost of the programming was known or reasonably determinable, the program material has been accepted and the programming was available for airing.

        The Company amortized programming based on expected revenue generation patterns, based on the proportion that current estimated revenues bear to the estimated remaining total lifetime revenues. If the initial airing of content allowed by a license is expected to provide more value than subsequent airings, the Company applied an accelerated method of amortization. These accelerated methods of amortization depend on the estimated number of runs the content is expected to receive, and are determined based on a study of historical results for similar programming. For content that was expected to be aired only once, the entire cost was recognized as an expense on the first run. To the extent that the revenues the Company expected to earn from broadcasting a program are lower than the book value, the program rights were written down to their net realizable value by way of recording an additional amortization charge. Such write-downs established a new cost basis for programming rights.

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

        The CTC Group's own sales house serves as the exclusive advertising sales agent for substantially all national and regional advertising sales, with the exception of advertising sales to local clients of a number of the Company's owned-and-operated regional stations. The CTC Group recognizes its Russian advertising revenues, excluding regional advertising revenues from local clients, based on the gross amounts billed to the advertisers and their agencies under direct sales arrangements.

        The CTC Group's cooperation model with Vi provides for the licensing of specialized advertising software by Vi to its sales house, together with the provision by Vi of related software maintenance and analytical support and consulting services. Compensation expenses payable to Vi for the use of advertising software, related maintenance and analytical support and consulting services are included in selling, general and administrative expenses in the statements of income. In 2013, 2014 and 2015, the amounts of such compensation expense included in selling, general and administrative expenses of discontinued operations were $78,321, $69,451 and $33,623 respectively. See also Note 3.

        In addition, a number of the CTC Group's owned-and-operated regional stations and Channel 31 have signed agency agreements with local subsidiaries of Vi with respect to advertising sales to local clients, which is recognized net of agency commissions. Agency commissions under these agreements amounted to $7,146, $6,015 and $3,682 in 2013, 2014 and 2015, respectively.

        Amortizable Long-Lived Assets—Amortizable assets are stated at cost less accumulated amortization. Definite-lived intangible assets primarily represented broadcast licenses and cable network connections

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that are amortized on a straight-line basis over their estimated period of future economic benefit ranging from 2018 to 2022.

        The estimated useful lives of broadcasting licenses is subject to the availability of further information about the transition to digital broadcasting which could require the CTC Group to revise amortization expense on a prospective basis. Amortizable assets, including property and equipment and finite-lived intangibles, are reviewed periodically to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the CTC Group based its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets and any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the CTC Group determined whether impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If the carrying value of the asset or group of assets exceeded the undiscounted cash flows, impairment is deemed to have occurred, and the CTC Group recognized an impairment loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset was estimated using a discounted cash flow analysis or other valuation techniques. See also—"Goodwill Impairment Test" below.

        Goodwill Impairment Test—The Company evaluated goodwill for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that such carrying value may not be recoverable. Other than the annual review, there are a number of factors that could trigger an impairment review including under-performance of operating segments or changes in projected results; changes in the manner of utilization of an asset; severe and sustained declines in the traded price of the Company's common stock that are not attributable to factors other than the underlying value of its assets; negative market conditions or economic trends; and specific events, such as new legislation, new market entrants, changes in technology or adverse legal judgments that the Company believed could have a negative impact on its business.

        The Company first assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If the Company after assessing the totality of events or circumstances, determined it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. However, if the Company concluded otherwise, then it is required to perform the first step of the two-step impairment test. The Company determined whether an impairment of goodwill has occurred by assigning goodwill to the reporting units and comparing the carrying amount of the entire reporting unit to the estimated fair value based on discounted cash flows of the reporting unit (Step 1). If the carrying value of the reporting unit is more than the estimated fair value of the reporting unit, the Company compared the implied fair value of goodwill based on a hypothetical purchase price allocation to the carrying value of the goodwill (Step 2). If the carrying value of goodwill exceeded the implied fair value of goodwill based on Step 2, goodwill impairment is deemed to have occurred, and the Company recognized a loss

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for the difference between the carrying amount and the implied fair value of goodwill. See also—Fair Value Measurements below and Note 3, Discontinued operations.

        Stock-Based Compensation—The Company estimates the fair value of equity awards at the date of grant using the Black-Scholes option pricing model. The Black-Scholes pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee equity awards. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. These subjective assumptions include expected volatility, the expected life of the awards, future employee turnover rates, and future employee award exercise behavior. The Company determines the fair value of its common stock by using closing prices as quoted on the Nasdaq Global Select Market. Performance-based nonvested share awards require management to make assumptions regarding the likelihood of achieving the set goals.

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

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Assets Measured at Fair Value on a Nonrecurring Basis—On December 23, 2015, at the date of sale of a 75% interest in CTC Investments, the Company recorded its remaining 25% interest in CTC Investments under the equity method at its estimated fair value of $89,457 (See Note 6). In determination of the fair value of equity investment, the Company used Level 3 inputs. The Company's valuation of the equity investment incorporated its estimate of the fair value of the potential issuance of an additional interest in CTC Investments to UTV-Management or its affiliate which would result in UTV-Management (together with its affiliate) holding 80% of CTC Investments (see Note 1).

        In addition, as a result of impairment reviews performed in 2013, 2014 and 2015 with respect to the assets of the Russian and Kazakh businesses, the Company recorded impairment of goodwill and broadcasting license, which was included in earnings of discontinued operations:

  •
  For the year ended December 31, 2015, goodwill related to Che reporting unit with a carrying amount of $3,289 was fully written down, and an umbrella analog license related to the Che reporting unit with a carrying amount of $6,440 was partially written down, resulting in an impairment loss of $2,965 (in November 2015, Peretz channel was relaunched in a new format as Che), reflecting the decrease in cash flow projections in response to a more conservative forecast for the advertising market for 2016 and thereafter, and increased uncertainty in the medium-term due to macroeconomic and political headwinds; also Cable network connections related to the CTC and Domashny reporting units with a carrying amount of $2,167 and $570, respectively, were fully written down due to must carry law which came to the effect in 2015, resulting in an impairment loss of $2,737;

  •
  For the year ended December 31, 2014, goodwill related to Che reporting unit with a carrying amount of $33,514 was written down to its implied fair value of $4,158, resulting in an impairment loss of $29,356, reflecting a decrease in cash flow projections in response to a more conservative forecast for the advertising market; and

  •
  In December 2013, goodwill related to the in-house production unit with a carrying amount of $29,869 was fully written down, resulting in an impairment loss of $29,869, reflecting downward revisions of long-term cash flow projections as a result of the restructuring of in-house production.

        The table below represents fair value measurements on a nonrecurring basis at the dates when impairments were taken:

		Fair Value Measurement Using
	December 23, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Umbrella analog license	$3,475	$—	$—	$3,475	$(2,965)

Che goodwill	$—	$—	$—	$—	$(3,289)

Cable network connections	$4,080	$—	$—	$4,080	$(2,737)

Total	$7,555	$—	$—	$7,555	$(8,991)

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurement Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$4,158	—	—	$4,158	$(29,356)

Total	$4,158	—	—	$4,158	$(29,356)

		Fair Value Measurement Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$—	$—	$—	$—	$(29,869)

Total	$—	—	—	$—	$(29,869)

        As of December 31, 2014 and December 31, 2013, goodwill and broadcasting licenses are included in assets of discontinued operations in the Company's balance sheet. See also Note 3, Discontinued operations.

        Assessing goodwill for impairment and the determination of the fair value of an equity investment is a process that requires significant judgment and involves detailed quantitative and qualitative business-specific analysis and many individual assumptions which fluctuate with the passage of time. The Company's estimate of the cash flows its operations will generate in future periods forms the basis for most of the significant assumptions inherent in the impairment reviews. The Company's expectations of these cash flows are developed during the long- and short-range business planning processes of CTC Investments, which are designed to address the uncertainties in the forecasting process by capturing a range of possible views about key trends which govern future cash flow growth.

        The Company has over many years observed a strong positive correlation between the macroeconomic performance of its Russian and Kazakh markets and the size of the television advertising market and ultimately the cash flows the CTC Group generates. With this in mind, the Company has placed a high importance on developing its expectations for the future development of the macroeconomic environment in general and, in particular, the advertising market, and the CTC Group's share of it, as well as, more recently, developments in the transition to digital broadcasting. While this has involved an appreciation of historical trends, the Company has placed a higher emphasis on forecasting these market trends, which has involved a detailed review of macroeconomic data and a range of both proprietary and publicly-available estimates for future market development.

        The most significant of the assumptions used in the valuation of goodwill, broadcasting licenses and equity investment in Russian and Kazakh businesses are discussed below:

  •
  Cost of capital: The cost of capital reflects the return a hypothetical market participant would require for a long-term investment in an asset and can be viewed as a proxy for the risk of that asset. The Company calculates the cost of capital according to the Capital Asset Pricing Model using a number of assumptions, the most significant of which is a Country Risk Premium

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    ("CRP"). The CRP reflects the excess risk to an investor of investing in markets other than the United States and generally fluctuates with expectations of changes in a country's macroeconomic environment. If the Russian macroeconomic environment becomes less stable and the risk to investors investing in Russian markets increases, the cost of capital may increase, which in turn will decrease the fair value of the respective assets or reporting units. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of the assets. The cost of capital used by the Company in its analysis was 13% in 2013, ranged from 15.7% to 18.6% in 2014 and ranged from 17.6% to 18.2% in 2015.

  •
  Growth rate into perpetuity: Growth rate into perpetuity reflects the level of economic growth in each of the Company's markets from the last forecasted period into perpetuity and is the sum of an estimated real growth rate, which reflects the long-term expectations for inflation. These assumptions are inherently uncertain. The growth rate into perpetuity used by the Company in its 2013, 2014 and 2015 analysis was 3%, 4% and 4%. In its calculations, the perpetuity period starts after nine years. The Company's estimates of these rates are based on observable market data.

  •
  Total television advertising market in Russia and Kazakhstan: The size of the television advertising market effectively places an upper limit on the advertising revenue the CTC Group can expect to earn. The Company's estimate of the total Russian and Kazakh television advertising markets is developed from a number of external non-public sources, in combination with a process of on-going consultation with operational management. In general, expenditures by advertisers tend to reflect overall economic conditions and buying patterns. In 2015 and early 2016, Russia has experienced an economic downturn, which affected the CTC Group's expectations for the Russian advertising market for 2016 and increased uncertainty in the medium-term. Further downturns in the macroeconomic environment, particularly the overall economic recession, may adversely affect the total advertising market, and in turn, the fair value of the equity investment.

  •
  Market shares: This assumption is a function of the audience share that Russian and Kazakh businesses generate from their television channels, and the relative price at which the channels can sell advertising. The Company's estimates of the market shares are developed based on historical patterns, from a number of external sources, in combination with a process of on-going consultation with operational management. If audience shares or ratings of the CTC Group's channels, or shares or ratings of market participants, were to fall as a result, for example, of competitive pressures, the underperformance of key programs or a change in the method of measuring television audiences, this would likely result in a decrease in the fair value of the equity investment.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Forecasted operating costs and capital expenditures: The level of cash flow generated by a television channel is ultimately governed by the extent to which the channel manages the relationship between revenues and costs. The Company forecasts the level of operating costs and capital expenditures by reference to (a) the historical absolute and relative levels of costs the channels have incurred in generating revenue, (b) the operating strategy of each business, (c) specific forecasted operating costs and capital expenditures to be incurred and (d) expectations as to what these costs would be for an average market participant. The Company's estimates of forecasted operating costs are developed from a number of external sources, in combination with a process of on-going consultation with operational management of the Russian and Kazakh businesses.

  •
  Digitalization of broadcasting: There is currently great uncertainty regarding the effect of the implementation of digital broadcasting on business models of the group's Russian and Kazakh operations, as it is difficult to predict accurately how the digitalization of broadcasting may affect the market. During 2015, the plans around TV broadcasting in Russia, in particular digital broadcasting, continued to evolve. While the Company expects some of these developments to be beneficial to its businesses in Russia and Kazakhstan, other changes may increase the uncertainties and risks with respect to current business models. As a result, the Company is required to consider a number of factors in determining the estimated fair values of its assets which could change rapidly or unpredictably. The planned transition to digital broadcasting could impact the Company's assumptions used in its economic models and its assessment of the fair value of its equity investment. The Company's estimates of the effect on digital broadcasting implementation are developed from a number of external sources, including governmental plans, and CTC Investments' arrangements with RTRS, in combination with a process of on-going consultation with operational management. Depending on further information about the terms of the transition to digital broadcasting, terms of interaction with cable and satellite providers, and other future developments, CTC Investments may need to further revise its projected cash flows, which could adversely impact the fair value of the Company's equity investment.

New and Recently Adopted Accounting Pronouncements

        In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. For public business entities and not-for-profit entities that have issued, or are conduit bond obligors for, securities that are traded, listed or quoted on an exchange or an over-the-counter market, the ASU is effective for annual periods beginning on or after 15 December 2014 and interim periods within those years. For other entities, the ASU is effective for annual periods beginning on or after 15 December 2014 and interim periods within annual periods beginning on or after 15 December 2015. Effective January 1, 2015, the Company adopted ASU 2014-08.

        Effective January 1, 2015, the Company adopted Accounting Standards Update 2014-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2014-05"),

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Update 2014-07, Liquidation Basis of Accounting ("ASU 2014- 07") and Accounting Standards Update 2014-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2014-11").

        In April 2015, the FASB issued Accounting Standards Update 2015-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2015-08"). ASU 2015-08 changes the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as: (i) a disposal of a component or group of components that is disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition. The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. The guidance is effective prospectively for reporting periods beginning on or after December 15, 2015 and interim periods within that year.

        In June 2015, the FASB issued Accounting Standards Update 2015-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2015-12"). ASU 2015-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The adoption of this guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, is not expected to have a material effect on the Company's balance sheet or results of operations.

        In August 2015, the FASB issued Accounting Standards Update 2015-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2015-15"). ASU 2015-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

one year after the date that the financial statements are issued (or available to be issued). The adoption of this guidance, which is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, is not expected to have a material effect on the Company's balance sheet or results of operations.

        In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement—Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). The adoption of this guidance, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, is not expected to have a material effect on the Company's balance sheet or results of operations.

3.     DISCONTINUED OPERATIONS

        As discussed in Note 1, on December 23, 2015, the Company closed the sale of 75% of the outstanding participation interests in its subsidiary CTC Investments to UTH, a private television broadcaster in Russia. The Company received $150.5 million in cash at closing. An additional $50 million was held back and was subject to adjustment based on the performance of the business during the second half of 2015 and agreed indemnity obligations. On February 12, 2016, the Company received $42.5 million of this additional consideration in cash, based on the final price determination. The total consideration received in connection with the sale amounted to $193.1 million. The amount of cash disposed of at the date of a sale comprised $51,632.

        CTC Investments is a Russian holding company which controls Russian and Kazakh businesses operating CTC, Domashny, Che and CTC Love television channels in Russia and Channel 31 in Kazakhstan. The results of these businesses have been presented as discontinued operations in the accompanying Statements of Income for the years ended December 31, 2013, 2014 and 2015. The accompanying Balance Sheets have been adjusted to present assets and liabilities of discontinued operations separately from those of continuing operations. The following table presents major line

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     DISCONTINUED OPERATIONS (Continued)

items of income/loss from discontinued operations for the years ended December 31, 2013, 2014 and 2015:

	Year Ended December 31,
	2013	2014	2015
REVENUES:
Advertising	$805,546	$698,111	$341,898
Sublicensing and other revenues	25,516	12,315	8,662

Total operating revenues	831,062	710,426	350,560

EXPENSES:
Direct operating expenses (exclusive of programming expenses, shown below; exclusive of depreciation and amortization of $29,024, $22,583 and $12,298 in 2013, 2014 and 2015, respectively)	(46,351)	(45,281)	(32,569)
Selling, general and administrative (exclusive of depreciation and amortization $4,092, $3,499 and $2,004 in 2013, 2014 and 2015, respectively)	(167,539)	(152,249)	(86,631)
Stock-based compensation benefit (expense)	(1,834)	171	(4,185)
Programming expenses	(338,215)	(299,750)	(199,288)
Depreciation and amortization	(33,116)	(26,082)	(14,302)
Impairment loss	(29,869)	(29,356)	(8,991)

Total operating expenses	(616,924)	(552,547)	(345,966)

OPERATING INCOME	214,138	157,879	4,594
OTHER NON-OPERATING INCOME (LOSS), net	14,187	11,698	2,110
Income from discontinued operations before income tax	228,325	169,577	6,704

INCOME TAX BENEFIT/(EXPENSE)	(63,725)	(55,283)	36,610

NET INCOME BEFORE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$164,600	$114,294	$43,314

LESS: INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$(7,821)	$(5,284)	$(1,386)

LOSS ON DISPOSAL, including tax benefit of $7,476:	—	—	(529,129)

Including loss on reclassification of accumulated other comprehensive losses to earnings	—	—	(523,755)

NET INCOME FROM DISCONTINUED OPERATIONS	$156,779	$109,010	$(487,201)

        The financial information of discontinued operations presented above include allocations of expenses from the Company's corporate headquarters to CTC Investments in the amounts of $4.1, $3.2 and $6.1 million in 2013, 2014 and 2015, respectively. These costs primarily include salaries and stock-based compensation of operational management. Costs and expenses relating to CTC Media, Inc. are included in the results of continuing operations. Costs related to sale of 75% in CTC Group in the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     DISCONTINUED OPERATIONS (Continued)

amount of $6.9 million are classified in discontinued operations. In addition, the Company allocated income tax benefit/(expense) to continuing operations based on pre-tax income/ (losses) of continuing operations and a US income tax rate of 35%. The remaining portion of income tax benefit/(expense) was allocated to discontinued operations. As of September 30, 2015, the income tax position was significantly affected by the one-off recognition of $40.2 million of deferred tax benefit resulting from the remeasurement of the Company's deferred tax liability in respect of unremitted earnings of its Russian and Kazakh businesses. This remeasurement was triggered by a change in the Company's expectations for the US tax position due to sale transaction. Based on the terms of the Framework Agreement, CTC Investments distributed substantially all of outstanding cash of its subsidiaries to CTC Media, Inc; this distribution was estimated to be tax free in the US due to significant amount of foreign tax credits available to offset US income tax. Further, it was estimated that the potential sale of a 75% interest in the group's Russian and Kazakh business and subsequent merger transaction would not result in US income tax to the Company, based on the sale price outlined in the Framework Agreement and available foreign tax credits. Accordingly, the Company has adjusted its income tax expense in the third quarter of 2015 for the respective amount of deferred taxes.

        The following table summarizes the impairment losses which are included in income from discontinued operations (shown above) for the years ended December 31, 2013, 2014 and 2015 as a result of impairment reviews:

	2013	2014	2015
Umbrella analog licenses	$—	$—	$2,965

Cable network connections	—	—	2,737

Che goodwill*	—	29,356	3,289

Production unit goodwill	29,869	—	—

Total impairment losses	$29,869	$29,356	$8,991

Income tax effect	—	—	(1,140)

Total effect on net income	$29,869	$29,356	$7,851

*
In November, 2015 Peretz channel was relaunched in a new format as Che.

        At December 23, 2015, the Company recognized loss from disposal of the 75% interest in the Russian and Kazakh businesses in the amount of $5.3 million (including transaction costs of $6.9 million). The Company measured this loss as the difference between consideration received of $193,057, the fair value of the remaining 25% interest in CTC Investments of $89,457 and the net assets, net of impairments, when applicable, of the respective net assets sold. At December 23, 2015, the carrying value of Russian and Kazakh businesses (after impairment losses recorded with respect of goodwill and broadcasting licenses at that date) was $287,118. The excess of fair value of 25% interest in CTC Investments over the amount of underlying equity in respective net assets comprised $17,678. In addition, loss on disposal includes accumulated other comprehensive loss related to the Russian and Kazakh businesses reclassified to earnings at the date of sale, in the amount of $523,755.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     DISCONTINUED OPERATIONS (Continued)

        See also—Summary of significant accounting policies—Fair Value Measurements.

        In the years ended December 31, 2013, 2014 and 2015, total operating and investing cash flows related to discontinued operations were as follows:

	2013	2014	2015
Net cash provided by operating activities of discontinued operations	$190,872	$106,214	$28,075

Net cash provided by (used in) investing activities of discontinued operations	$(60,791)	$56,568	$61,819

        As of December 31, 2014, assets and liabilities related to the Russian and Kazakh businesses have been presented in assets of discontinued operations and liabilities associated with discontinued

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

3.     DISCONTINUED OPERATIONS (Continued)

operations, respectively. At December 31, 2014, the carrying amounts of the major classes of these assets and liabilities were as follows:

December 31, 2014
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash and cash equivalents	$31,700
Short-term investments	77,800
Trade accounts receivable	25,504
Taxes reclaimable	9,693
Prepayments	42,503
Programming rights	112,708
Deferred tax assets	20,307
Other current assets	63

TOTAL CURRENT ASSETS	320,278

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property and equipment	18,503
Intangible assets:	45,969
Goodwill	53,627
Programming rights	72,446
Investments in and advances to investees	3,167
Prepayments	13,719
Deferred tax assets	8,264
Other non-current assets	6,929

TOTAL ASSETS ASSOCIATED WITH ASSETS OF DISCONTINUED OPERATIONS	542,902

CURRENT LIABILITIES ASSOCIATED WITH ASSETS OF DISCONTINUED OPERATIONS:
Bank loans	2,192
Accounts payable	54,371
Accrued liabilities	15,027
Taxes payable	15,440
Deferred revenue	6,650
Deferred tax liabilities	58,827

TOTAL CURRENT LIABILITIES ASSOCIATED WITH ASSETS OF DISCONTINUED OPERATIONS	152,507

NON-CURRENT LIABILITIES ASSOCIATED WITH ASSETS OF DISCONTINUED OPERATIONS:
Deferred tax liabilities	6,910

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

4.     NET INCOME PER SHARE

        Basic net income from continuing operation per share for the years ended December 31, 2013, 2014 and 2015 is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income from continuing operations per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the "treasury stock" method and consist of shares underlying outstanding equity awards. The number of shares excluded from the diluted net income per common share computation because their effect was antidilutive for the years ended December 31, 2013, 2014 and 2015, was 2,306,665, 1,435,139 and 347,362, respectively.

        The components of basic and diluted net income from continuing operations per share were as follows:

	Year ended December 31,
	2013	2014	2015
Net loss from continuing operations	$(4,439)	$(918)	$(3,076)

Income/(loss) from discontinued operations, net of income tax	156,779	109,010	(487,201)

Net income /(loss)	$152,340	$108,092	$(490,277)

Weighted average common shares outstanding—basic Common stock	156,889,533	155,747,225	156,023,836
Dilutive effect of:
Stock-based awards	42,919	261,203	—

Weighted average common shares outstanding—diluted	156,932,452	156,008,428	156,023,836

Net income/ (loss) from continuing operations per share:
Basic	$(0.03)	$(0.01)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.02)
Net Income/(loss) from discontinued operations per share:
Basic	$1.00	$0.70	$(3.12)
Diluted	$1.00	$0.70	$(3.12)
Net income/(loss) per share:
Basic	$0.97	$0.69	$(3.14)
Diluted	$0.97	$0.69	$(3.14)

5.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; RECEIVABLE FROM UTH AND OTHER NON-CURRENT ASSETS

        The Company's cash and cash equivalents and short-term investments comprise bank accounts and term deposits. Deposits with an original maturity ranging from 91 to 365 days are classified as

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

5.     CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS; RECEIVABLE FROM UTH AND OTHER NON-CURRENT ASSETS (Continued)

short-term investments. Below are breakdowns of cash and cash equivalents and short-term investments:

	December 31,
	2014	2015
Cash and cash equivalents:
Russian ruble bank accounts	$1,065	$97
US dollar bank accounts	5,061	209,690
Other	10	—

Total cash and cash equivalents	$6,136	$209,787

Short-term investments:
Ruble-denominated deposits	$—	$—
U.S. dollar-denominated deposits	$26,000	$—

Total short-term investments	$26,000	$—

        Receivable from UTH—As discussed in Note 1, on December 23, 2015, the Company closed the sale of 75% of the outstanding participation interests in its subsidiary CTC Investments to UTH. CTC Media, Inc. received $150.5 million in cash at closing. An additional $50 million was held back and was subject to adjustment based on the performance of the business during the second half of 2015 and agreed indemnity obligations. Based on the final price determination, additional cash consideration of $42.5 million was received on February 12, 2016. This amount was classified as a receivable from sale of CTC Investments as of December 31, 2015.

        Other non-current assets—On March 14, 2014, the Office of Foreign Assets Control of the U.S. Department of Treasury ("OFAC") designated Bank Rossiya as a Specially Designated National and Blocked Person ("SDN") for the purposes of U.S. economic sanctions. As of that date, Bank Rossiya directly or indirectly owned more than 50% of Telcrest Investments Limited ("Telcrest") and Telcrest was accordingly also considered an SDN for the purposes of U.S. sanctions at such time. As a result, the shares of the Company's common stock, among other property, held by Telcrest that were in the possession or control of the Company or Computershare, the Company's transfer agent, were reported to OFAC as blocked property pursuant to applicable sanctions requirements. The Company declared dividends to Telcrest in 2015 and prior years, which cumulatively equalled $27.7 million and $34.6 million at December 31, 2014 and 2015, respectively, which were blocked pursuant to the U.S. sanctions described above and paid into a separate interest-bearing bank account for the benefit of Telcrest, but to which Telcrest will not have access until such time as OFAC authorizes their unblocking. These funds are classified by the Company as other non-current assets at December 31, 2014 and 2015.

6.     INVESTMENTS IN EQUITY INVESTEES

        As of December 31, 2015, following the sale transaction described above, the Company accounts for its remaining 25% interest in CTC Investments under the equity method. See Note 1. At the date

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

6.     INVESTMENTS IN EQUITY INVESTEES (Continued)

of closing the sale, the Company recorded its share in the net assets of CTC Investments at the estimated fair value of $89,457.

        The Company's estimate of the fair value of its equity investments is highly dependent on the changing macroeconomic environment and political headwinds. There is considerable uncertainty concerning economic stability globally in the medium-term, including uncertainty over the impact of changes in the global economy on the Russian television advertising market. Also, the fair value estimates are also highly sensitive to the cost of capital used by the Company in the discounting of expected cash flows attributable to its equity investment in CTC Investments. The potential negative trends in the macroeconomic environment could increase the risk to investors investing in Russian markets, which could increase the cost of capital, which in turn will decrease the fair value equity investment. Additionally, changes in the financial markets, such as an increase in interest rates or an increase in the expected required return on equity by market participants within the industry, could increase the discount rate, thus decreasing the fair value of assets. See also Note 2—Summary of significant accounting policies—Fair value measurements.

        Summarized balance sheet data of CTC Investments as of December 31, 2015 is as follows:

December 31, 2015
Current assets:	186,989
Non-current assets:	166,261

TOTAL ASSETS:	353,250

Current liabilities:	69,752
Non-current liabilities:	2,850

TOTAL LIABILITIES	72,602

Non-controlling interest	6,184

7.     INCOME TAXES

        Income taxes provided for financial reporting purposes are determined on a basis consistent with the tax filing positions the Company takes in its tax returns. The Company is a US legal entity and as a result, the Company's tax filing positions in the US are substantially impacted by its interpretations of tax law and how are they applied in determining US taxes payable. The judgments and estimates it uses may at times significantly impact its determination of taxes payable in the US. The Company is subject to income tax at a basic rate of 35%. Effective January 1, 2007, the Company elected to claim foreign tax credits ("FTCs"). FTCs allow the Company to decrease its US income tax by the amount of appropriate foreign income and withholding taxes. In addition, The Company is subject to the Double Tax Treaty of 1992 between the United States and Russia ("Treaty"). After the sale of 75% interest in CTC Investments (see Note 3), the Company's continuing operations before income taxes primarily represents financial results from domestic operations of CTC Media, Inc. US taxable income or losses recorded are reported on CTC Media, Inc.'s US income tax return. Dividends distributed to CTC Media, Inc. are subject to a Russian withholding tax of 5% under the Treaty.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

7.     INCOME TAXES (Continued)

        As of December 31, 2015, the Company's deferred tax liability represents estimated taxes from undistributed earnings from its equity investee. In addition, the Company estimates that the amount of unrecognized income tax benefits could be up to $5.2 million, which relate to available foreign tax credits that could be used in US income tax with respect of its equity investment.

        The tax years ended December 31, 2013, 2014 and 2015 remain subject to examination by the US tax authorities.

8.     STOCKHOLDERS' EQUITY

        As of December 31, 2014 and 2015, the Company's issued and outstanding share capital was as follows:

Type	December 31, 2014	December 31, 2015
Common stock issued	158,210,719	158,210,719
Less: Common stock held in treasury	(2,448,553)	(2,106,865)

Common stock outstanding	155,762,166	156,103,854

Stock Repurchase Program

        On March 4, 2014, the Board of Directors approved an open market stock repurchase program, pursuant to which the Company was authorized to repurchase up to 2.5 million shares of common stock in the market for use under the Company's 2014 Equity Incentive Plan. During the period ended December 31, 2014, the Company repurchased 2,500,000 shares of its common stock at an average price of $11.89 per share for a total of $29,727. Treasury stock is accounted for under the cost method. In 2014 and 2015, the Company issued 51,447 and 341,688 shares of common stock from treasury upon the exercise of RSUs under the 2013 and 2014 sub-tranche of the 2013 Equity Incentive Plan. In 2015, in connection with the Company's Management Incentive Plan, which provided for the payment of cash bonuses of up to $6 million to specified senior executives in connection with a change in control, certain awards under the Equity Incentive Plan were terminated. The adoption of Management Incentive Plan was accounted for as a modification of Equity Incentive Plan.

        The Company's certificate of incorporation authorizes the Company to issue 175,772,173 shares of common stock. As of December 31, 2014 and 2015, 155,762,166 and 156,103,854 shares, respectively, were outstanding. Each holder of common stock is entitled to one vote for each share of common stock held of record on all matters on which stockholders generally are entitled to vote.

        During 2013, the Company's former and current employees exercised options to purchase an aggregate of 50,000 shares of common stock, respectively, for aggregate consideration of $454.

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

        Dividends payable to Telcrest of $6,921 for 2015 were blocked pursuant to applicable US sanctions described above in Note 5.

9.     RELATED-PARTY TRANSACTIONS

Transactions of continuing operations:

        Telcrest—Telcrest Investments Limited, a Cypriot company ("Telcrest"), became one of the Company's principal stockholders in June 2011. Dividends declared to Telcrest amounted to $24,916, $27,684 and $6,921 in 2013, 2014 and 2015, respectively. In 2014 and 2015, dividends declared to Telcrest of $27,684 and $6,921, respectively, were blocked pursuant to the US sanctions described in Note 5.

        Modern Times Group MTG AB ("MTG")—Dividends declared and paid to MTG Russia AB amounted to $37,806, $42,006 and $10,502 in 2013, 2014 and 2015, respectively.

        Xenon Capital Partners—On July 28, 2015, the special committee of the Company's board of directors engaged Xenon, a financial advisory firm, as its financial advisor to assist the special committee in reviewing, analyzing and executing the sale and merger transactions described above. Natasha Tsukanova, the Co-Chairman of the Company's board of directors, who was originally appointed to serve on the Company's board of directors by MTG pursuant to the stockholders agreement that was then in place between our two largest stockholders and the Company, is a founder and managing director of Xenon. The amount of financial advisory services provided by Xenon in 2015 totaled $1.5 million.

Transactions of discontinued operations:

        Transactions with Entities Related to Telcrest—Certain beneficial owners of Telcrest have investments in Russian media businesses, including indirect ownership interests in Channel One, REN-TV, TRK 5 and Art Pictures (which are not targets of international economic sanctions). In 2013, 2014 and 2015, the Company's Russian businesses acquired program content from these entities, of approximately $11.5 million, $18 million and $15 million, respectively.

        In September 2015, Telcrest informed the Company that, as a result of two transactions with third parties relating to its share capital, it was no longer 50% or more owned, directly or indirectly, in the aggregate by one or more Specially Designated National and Blocked Persons, including Bank Rossiya (see Note 2).

        Transaction with WeiT Media—The Company has entered into several production agreements with WeiT Media, a television production house that is 49% owned by Timur Weinstein, a member of the

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

9.     RELATED-PARTY TRANSACTIONS (Continued)

Company's Board of Directors. The total amount paid to WeiT Media was approximately $5.5 million in 2014 and $3.4 million in 2015.

        Transactions with Entities Related to Modern Times Group MTG AB—The Company enters into certain transactions with the MTG group for the sale of program rights. For the year ending December 31, 2015, these transactions amounted to approximately $0.6 million.

10.   COMMITMENTS AND CONTINGENCIES

        In December 2015, the Company's stockholders approved a previously-announced merger transaction to return value in cash to the Company's stockholders (other than Telcrest, for so long as the shares of Company common stock it holds remain blocked property pursuant to applicable sanctions). Upon consummation of the merger, CTCM Merger Sub, Inc., the Company's wholly owned subsidiary, would merge with and into the Company, with the Company surviving, and each holder of the Company's outstanding common stock as of the effective time of the merger, other than Telcrest, will be entitled to receive cash consideration per share based on the aggregate amount of the Company's available cash as of the time of the merger, net of the cash reserves that will be appropriate in light of potential liabilities. The shares of common stock held by Telcrest would remain outstanding following the merger, and Telcrest would be the Company's sole stockholder. Following the merger, the Company would cease to be a publicly traded company. The Company has received a license from the Office of Foreign Assets Control of the U.S. Treasury Department authorizing the merger transaction. The Company expects the merger to complete in the second quarter of 2016.

Operating environment in Russia and Kazakhstan

        Economic environment—Significant uncertainty exists surrounding the current geopolitical situation in Ukraine. The United States, the European Union and other countries have imposed economic sanctions on certain Russian government officials, other individuals and certain Russian companies in connection with recent developments in Ukraine and Crimea. Neither the Company, nor any of its Russian operations or assets, are a target of current sanctions and the Company and its equity investee, CTC Investments and its subsidiaries do not appear on the United States and European Union lists of sanctioned parties. However, there is significant uncertainty regarding the extent or timing of any potential further economic or trade sanctions, or the ultimate outcome of the Ukrainian crisis. The current situation in Ukraine had a broad impact on the macroeconomic environment of the region. These factors, in conjunction with global macroeconomic weakness, may adversely affect the business of the Company's equity investee in Russia.

        In 2015 and early 2016, Russia has experienced significant economic instability, characterized by substantial depreciation of its currency, sharp fluctuations of interest rates, a decline in gross domestic product in 2015 and a steep decline in the value of shares traded on its stock exchanges. Any continuing economic and political instability, potentially including continued or additional international economic sanctions, could have a negative impact on television advertising spending in future periods. If overall spending by the largest multinational advertisers in the Russian television advertising market falls substantially further, the results of operations of the Company's equity investment in Russia will be materially adversely impacted.

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

10.   COMMITMENTS AND CONTINGENCIES (Continued)

        Exchange Rate—Although the Company's reporting currency is the US dollar, the functional currency of its equity investment is primarily the Russian ruble. As a result, the reported results of the Company's equity investment are impacted by fluctuations in the exchange rate between the US dollar and the Russian ruble. Additionally, given that the majority of the Company's equity investment's revenues are generated in Russian rubles, the Company faces exchange rate risk relating to payments that the Russian businesses must make in US dollars. In 2015, the Russian ruble depreciated against the US dollar by 23%, and was on average 37% lower than the average value of the Russian ruble compared to the US dollar during 2014. In 2014, the Russian ruble depreciated against the US dollar by 42%, and was on average 17% lower than the average value of the Russian ruble compared to the US dollar during 2013.

        The prevailing exchange rate as of December 31, 2015 was RUR 72.88 to $1.00. During the period from December 31, 2015 to March 29, 2016, the Russian ruble slightly appreciated against the US dollar to RUR 68.78 to $1.00. If the exchange rate between the ruble and the US dollar were to depreciate further, the results of operations of the Company's equity investment in Russia and Kazakhstan will be materially adversely impacted.

  Legal and tax proceedings

        In the ordinary course of business, the Company and CTC Investments may be party to various legal and tax proceedings, including tax audits, and subject to claims, certain of which may relate to the developing markets and evolving fiscal and regulatory environments in which the CTC Investments operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceedings or other matters, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly financial data is as follows:

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Operating loss	(1,701)	(1,563)	(1,740)	(1,814)
Net income / (loss) from continuing operations	726	(2,447)	472	327
Net income from discontinued operations	30,490	29,108	31,123	18,293
Net income	31,216	26,661	31,595	18,620
Net income per share—basic	$0.20	$0.17	$0.20	$0.13
Net income per share—diluted	$0.20	$0.17	$0.20	$0.13
Net loss per share from continuing operations—basic	$0.00	$(0.01)	$0.00	$0.00
Net loss per share from continuing operations—diluted	$0.00	$(0.01)	$0.00	$0.00
Net income per share from discontinued operations—basic	$0.20	$0.18	$0.20	$0.13
Net income per share from discontinued operations—diluted	$0.20	$0.18	$0.20	$0.13

CTC MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands of US dollars, except share and per share data)

11.   QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Operating loss	(1,408)	(1,223)	(1,250)	(1,386)
Net loss from continuing operations	(625)	(830)	(850)	(771)
Net income/ (loss) from discontinued operations	9,042	5,526	45,010	(546,779)
Net income/ (loss)	8,417	4,696	44,160	(547,550)
Net income/ (loss) per share—basic	$0.05	$0.03	$0.28	$(3.51)
Net income/ (loss) per share—diluted	$0.05	$0.03	$0.28	$(3.51)
Net loss per share from continuing operations—basic	$0.00	$(0.01)	$(0.01)	$0.00
Net loss per share from continuing operations—diluted	$0.00	$(0.01)	$(0.01)	$0.00
Net income/(loss) per share from discontinued operations—basic	$0.05	$0.04	$0.29	$(3.50)
Net income/(loss) per share from discontinued operations—diluted	$0.05	$0.04	$0.29	$(3.50)

        The sum of the earnings per share for the four quarters will generally not equal earnings per share for the total year due to the changes in the average number of common shares outstanding.

12.   SUBSEQUENT EVENTS

        On February 12, 2016, the Company received the final tranche of the purchase price in connection with its sale of 75% of the outstanding participation interests in its subsidiary CTC Investments LLC to UTV-Management LLC (the "Purchaser") pursuant to the Framework Agreement, dated as of September 24, 2015, as amended, by and between the Company and the Purchaser (the "Agreement"). The sale had previously closed on December 23, 2015 and the Company received $150.5 million in cash at closing (see Note 1). An additional $50 million was held back at closing pursuant to the Agreement, and was subject to adjustment based on the performance of the Company during the second half of 2015 and certain indemnity obligations. As the final tranche of the purchase price, the Company received $42.5 million of the holdback amount in cash from the Purchaser. The total consideration received in connection with the sale was therefore $193.1 million.

        On February 29, 2016, the Office of Foreign Assets Control of the U.S. Department of Treasury issued a license authorizing CTC Media to proceed with the previously announced cash-out merger transaction (see Note 1).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTC MEDIA, INC.
By:	/s/ JEAN-PIERRE MOREL Jean-Pierre Morel Chief Executive Officer, Chief Financial Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEAN-PIERRE MOREL Jean-Pierre Morel	Chief Executive and Financial Officer (Principal Executive, Financial and Accounting Officer) Director	March 31, 2016
/s/ ANGELO CODIGNONI Angelo Codignoni	Co-Chairman of the Board of Directors	March 31, 2016
/s/ NATASHA TSUKANOVA Natasha Tsukanova	Co-Chairman of the Board of Directors	March 31, 2016
/s/ TAMJID BASUNIA Tamjid Basunia	Director	March 31, 2016
/s/ KAJ GRADEVIK Kaj Gradevik	Director	March 31, 2016
/s/ IRINA GOFMAN Irina Gofman	Director	March 31, 2016
/s/ WERNER KLATTEN Werner Klatten	Director	March 31, 2016

S-1

Signature	Title	Date

/s/ ALEXANDER PENTYA Alexander Pentya	Director	March 31, 2016
/s/ TIMUR WEINSTEIN Timur Weinstein	Director	March 31, 2016

S-2

EXHIBIT INDEX

Exhibit No.		Description	Form on which Originally Filed	Original Exhibit Number	Original Filing Date with SEC	SEC File Number
3.4		Restated Certificate of Incorporation of CTC Media	S-1	3.4	April 11, 2006	333-132228

3.7		Amended and Restated Bylaws of CTC Media	10-K	3.7	March 2, 2009	000-52003

4.1		Specimen Certificate evidencing shares of common stock	S-1	4.1	May 12, 2006	333-132228

10.1		Framework Agreement, dated as of September 24, 2015, by and between CTC Media, Inc. and UTV-Management LLC, as amended	10-K	10.1	September 25, 2015	000-52003

10.2		Agreement and Plan of Merger, dated as of November 16, 2015, by and between CTC Media, Inc. and CTCM Merger Sub, Inc.	Definitive Proxy Statement on Schedule 14A	Exhibit B	November 17, 2015	000-52003

10.41	++	Form of indemnification agreement between CTC Media and each of its directors and executive officers	S-1	10.41	March 6, 2006	333-132228

14.1		Code of Business Conduct and Ethics	10-K	14.1	March 1, 2007	000-52003

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith

32.1		Section 1350 Certification	Filed herewith

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Label Linkbase Document

101.PRE	*	XBRL Taxonomy Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.REF	*	XBRL Taxonomy Reference Linkbase Document

++
indicates a management contract or any compensatory plan, contract or arrangement.

*
submitted electronically herewith.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2014 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2015, (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2014 and 2015, and (v) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.